Form 10-Q
period 2000-06-30
NEXTLINK COMMUNICATIONS INC/NEW
filed 2000-08-14
CIK 1111634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

Commission File Number: 000-22939

Nextlink Communications, Inc.

Nextlink Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-1983517
Washington	91-1716062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1505 Farm Credit Drive McLean, VA (Address of principal executive offices)	22102 (Zip Code)

(703) 547-2000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ].

     As of August 8, 2000, the number of shares of Class A and Class B common stock of NEXTLINK Communications, Inc. issued and outstanding was 257,204,894 and 105,649,526, respectively, and there were 1,000 shares of common stock of NEXTLINK Capital, Inc., all of which 1,000 shares were held by NEXTLINK Communications, Inc.

     NEXTLINK Capital, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.

FINANCIAL INFORMATION

Item 1(a)  Financial Statements

NEXTLINK COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share amounts)
(Amounts as of June 30, 2000 are unaudited)

	June 30,	December 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$1,761,067	$868,463

Marketable securities	1,024,419	1,013,301

Accounts receivable, net of allowance for doubtful accounts of $9,255 and $4,246, respectively	142,218	80,746

Other current assets	41,269	24,498

Pledged securities	21,777	40,759

Total current assets	2,990,750	2,027,767

Property and equipment, net of accumulated depreciation of $241,606 and $174,134, respectively	1,754,657	1,180,021

Investment in fixed wireless licenses, net	985,867	933,128

Goodwill and other intangibles, net	3,106,853	91,428

Other assets, net	249,789	364,764

Total assets	$9,087,916	$4,597,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$161,627	$81,841

Other accrued liabilities	227,487	119,795

Accrued interest payable	46,456	45,578

Current portion of long-term obligations	13,501	2,003

Total current liabilities	449,071	249,217

Long-term debt	4,346,613	3,733,342

Other long-term liabilities	39,295	15,319

Total liabilities	4,834,979	3,997,878

Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized: 12,346,979 and 12,324,796 shares issued and outstanding on June 30, 2000 and December 31, 1999, respectively; aggregate liquidation preference of $1,663,311 and $625,952 on June 30, 2000 and December 31, 1999, respectively	1,635,727	612,352

Stockholders’ equity (deficit):

Common Stock, par value $0.02 per share, stated at amounts paid in; Class A, 1,000,000,000 shares authorized, 254,229,399 and 150,457,264 shares issued and outstanding on June 30, 2000 and December 31, 1999, respectively; Class B, 120,000,000 shares authorized, 105,649,526 and 117,485,100 shares issued and outstanding on June 30, 2000 and December 31, 1999, respectively	4,212,069	1,139,232

Deferred compensation	(91,266)	(85,489)

Accumulated other comprehensive income	(5,340)	150,634

Accumulated deficit	(1,498,253)	(1,217,499)

Total stockholders’ equity (deficit)	2,617,210	(13,122)

Total liabilities and stockholders’ equity (deficit)	$9,087,916	$4,597,108

See accompanying notes to unaudited interim consolidated financial statements.

NEXTLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

Revenue	$140,649	$60,657	$246,498	$109,243

Costs and expenses:

Operating	96,884	53,368	172,907	97,067

Selling, general and administrative	112,405	59,099	205,370	111,433

Stock-based compensation	17,228	1,117	26,213	2,176

Depreciation	40,869	23,102	81,252	42,139

Amortization	35,542	4,195	41,155	8,011

In-process research and development	36,166	—	36,166	—

Total costs and expenses	339,094	140,881	563,063	260,826

Loss from operations	(198,445)	(80,224)	(316,565)	(151,583)

Interest income	46,067	17,522	91,098	37,285

Interest expense	(107,305)	(60,063)	(215,664)	(110,753)

Other income and expense, net	885	—	225,576	—

Net loss	$(258,798)	$(122,765)	$(215,555)	$(225,051)

Preferred stock dividends and accretion of preferred stock redemption obligation	(31,764)	(17,054)	(65,199)	(33,654)

Loss applicable to common shares	$(290,562)	$(139,819)	$(280,754)	$(258,705)

Loss per common share (basic and diluted)	$(0.95)	$(0.56)	$(0.98)	$(1.10)

Weighted average shares (basic and diluted)	305,145,306	249,763,592	286,982,516	234,687,928

See accompanying notes to unaudited interim consolidated financial statements.

NEXTLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,

	2000	1999

OPERATING ACTIVITIES:

Net loss	$(215,555)	$(225,051)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	26,213	2,176

Equity in loss of affiliates	2,287	1,049

Gain on sale of investments	(226,539)	—

Depreciation and amortization	122,407	50,150

Accretion of interest on senior discount notes	56,773	23,447

Write-off of in-process technology	36,166	—

Changes in assets and liabilities:

Accounts receivable	(25,615)	(13,520)

Other assets	(13,436)	(5,796)

Accounts payable	10,213	(19,325)

Accrued expenses and other liabilities	64,505	848

Net cash used in operating activities	(162,581)	(186,022)

INVESTING ACTIVITIES:

Purchase of property and equipment	(457,516)	(261,174)

Investment in fixed wireless licenses	(33,948)	(482,905)

Release of pledged securities	29,571	21,135

Purchase of marketable securities	(10,328,355)	(3,497,315)

Maturity of marketable securities	10,380,557	3,402,711

Proceeds from the sale of equity investment	245,112	—

Cash acquired in acquisition	50,792	—

Investments in unconsolidated entities	(33,239)	—

Costs incurred in connection with acquisitions	(11,467)	—

Net cash used in investing activities	(158,493)	(817,548)

— Continued —

NEXTLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,

	2000	1999

FINANCING ACTIVITIES:

Net proceeds from issuance of redeemable preferred stock	$849,046	$—

Repayment of capital leases and other obligations	(3,129)	(1,534)

Proceeds from issuance of common stock through employee benefit plans	42,569	12,459

Dividends paid on convertible preferred stock	(32,708)	(6,500)

Proceeds from issuance of senior notes, net of discount	—	1,000,000

Proceeds from sale of common stock	—	311,183

Costs incurred in connection with financing	(17,100)	(20,000)

Proceeds from draws on credit facility	375,000	—

Net cash provided by financing activities	1,213,678	1,295,608

Net increase in cash and cash equivalents	892,604	292,038

Cash and cash equivalents, beginning of period	868,463	319,496

Cash and cash equivalents, end of period	$1,761,067	$611,534

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Noncash financing and investing activities:

Redeemable preferred stock dividends, paid in redeemable preferred shares	$30,262	$25,836

Accrued redeemable preferred stock dividends, payable in redeemable preferred shares and accretion of preferred stock redemption obligation and issue costs	$2,230	$1,318

Common stock issued in acquisitions	$2,868,287	$350,648

Cash paid for interest	$158,921	$85,211

See accompanying notes to unaudited interim consolidated financial statements.

PART II.  OTHER INFORMATION

NEXTLINK COMMUNICATIONS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

      The consolidated financial statements include the accounts of NEXTLINK Communications, Inc., a Delaware corporation, and its majority-owned subsidiaries (together with its predecessors, referred to, collectively, as the Company). The Company, through predecessor entities, was formed in September 1994 and, through its subsidiaries, provides competitive local, long distance and enhanced telecommunications and data transmission and related services in selected markets in the United States. The Company is majority controlled by Craig O. McCaw through Eagle River Investments, LLC, an entity controlled by Mr. McCaw, and Mr. McCaw’s other personal holdings of the Company’s Class A and B common stock.

      The Company’s financial statements include 100% of the assets, liabilities and results of operations of subsidiaries of which the Company has control. The Company’s investments in unconsolidated companies in which it has a less than majority interest but exercises significant influence are accounted for on the equity method and are included in other assets. Investments in entities in which the Company has no significant influence are accounted for by the cost method and are also included in other assets. All significant intercompany accounts and transactions have been eliminated.

      The interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

      The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for interim periods. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      On June 15, 2000, the Company affected a two-for-one stock split in the form of a 100% stock dividend to holders of its common stock as of the June 1, 2000 record date. Share and per share data has been adjusted to reflect the stock dividend.

2.  Significant Transactions

      On June 16, 2000, the Company acquired Craig O. McCaw’s 50% interest in LHP, L.L.C. which owns 100% of INTERNEXT, L.L.C., in exchange for approximately 6.8 million shares of the Company’s Class A common stock and the assumption of $9.9 million in liabilities. As a result of the transaction, the Company now owns 100% of INTERNEXT L.L.C., which owns exclusive rights to multiple “dark” fibers and empty conduits in the 16,000 mile, 50 city North American inter-city broadband network that is currently being constructed. The transaction was accounted for as a reorganization of entities under common control and, accordingly, was recorded by the Company at Mr. McCaw’s historical cost.

      On June 16, 2000, the Company merged with Concentric Network Corporation (Concentric), a provider of high-speed digital subscriber line, or DSL, web hosting, e-commerce, and other Internet and data transmission services. In the merger (the Concentric merger), the Company issued shares of the Company’s Class A common stock and assumed liabilities of Concentric. The aggregate value of the common stock and the assumed liabilities was approximately $3.4 billion.

      The Concentric merger was accounted for using the purchase method of accounting. The consideration and preliminary purchase price allocation was as follows (in thousands):

Stock issued	$2,542,356

Liabilities, warrants and options assumed	878,729

Preliminary consideration	$3,421,085

In-process technology	36,166

Fair value of intangible assets acquired	246,234

Fair value of tangible assets	331,777

Preliminary goodwill	2,806,908

$3,421,085

      As a result of the Concentric merger, each issued and outstanding share of Concentric common stock was converted into 1.2868 shares of the Company’s Class A common stock. As a result, approximately 68 million shares of the Company’s Class A common stock were issued to Concentric common stockholders. The Company assumed all obligations under Concentric’s $150 million of 12 3/4% senior notes due 2007 outstanding at the time of the merger. The 12 3/4% senior notes rank pari passu with the Company’s other outstanding senior notes. Additionally, outstanding shares of Concentric’s preferred stock were converted into 195,079 shares of the Company’s 13 1/2% Series E senior redeemable exchangeable preferred stock due 2010, and 53,296 shares of the Company’s 7% Series F convertible redeemable preferred stock due 2010. The 7% preferred stock is convertible into an aggregate of 1.7 million shares of the Company’s Class A common stock.

      In connection with the Concentric merger, outstanding warrants to purchase Concentric common stock were automatically converted into warrants to acquire shares of the Company’s Class A common stock based on the 1.2868 exchange ratio applicable to the Concentric common stock. Also, the Company assumed certain Concentric employee stock option and other benefit plans. As a result of the Concentric merger, holders of Concentric options and warrants outstanding at the time of the merger had the right to acquire approximately 17.6 million shares of the Company’s Class A common stock in the aggregate.

      The results of operations of Concentric have been included in the accompanying condensed consolidated statements of operations of the Company from June 16, 2000, the date of acquisition. The accompanying condensed consolidated financial statements also reflect the allocation of the purchase price, which is subject to adjustment. The preliminary goodwill of $2.8 billion is being amortized on a straight line basis over five years. Other acquired intangible assets which include developed technology, customer lists, work force and trade names are being amortized on a straight line basis over four years.

      Of the $3.4 billion purchase price, $36.2 million was allocated to in-process technology. The Company retained professional appraisal consultants to assist the Company with the assessment and allocation of a portion of the purchase price to the in-process technology. These allocations represent the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the Concentric merger, the development of these projects had not yet reached technological feasibility and the technology had no alternative future uses. As such, the entire $36.2 million of in-process technology acquired was expensed as of the acquisition date.

      The pro forma operating results of the Company and Concentric for the six months ended June 30, 2000 and 1999 have been prepared assuming the merger occurred on January 1, 2000 and January 1, 1999, respectively (dollars in thousands).

	Six Months Ended	Six Months Ended
	June 30, 2000	June 30, 1999

Pro forma revenue	$352,882	$172,335

Pro forma net loss	$(568,060)	$(562,525)

Pro forma loss applicable to common shares	$(1.62)	$(1.86)

      The pro forma results do not purport to represent what the Company’s results of operations would have actually been had the merger occurred on the date indicated and are not indicative of future results.

3.  Long Term Debt Financing

      In February 2000, the Company and certain of its subsidiaries, as guarantors, entered into a $1.0 billion secured credit facility (the facility) with various lenders. The facility is comprised of a $387.5 million senior secured multi-draw term loan A, a $225.0 million senior secured term loan B, and a $387.5 million revolving credit facility. At closing, the Company borrowed $150.0 million of the term loan A and the entire $225.0 million of the term loan B. As of June 30, 2000, no additional borrowings have been made under the facility.

      The security for the facility consists of all of the assets purchased with the proceeds of the facility, the stock of certain of the Company’s direct subsidiaries, all assets of the Company and up to $125.0 million of its guaranteed debt, and all assets of certain of the Company’s subsidiaries.

      Amounts drawn under the facility will bear interest, at the option of the Company, at an alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. Initially, the applicable margins for the term loan A and the revolving credit facility are 175 basis points over the alternate base rate and 275 basis points over LIBOR. After June 30, 2003, the applicable margins for the term loan A and the revolving credit facility range from 62 1/2 to 150 basis points over the alternate base rate and from 162 1/2 to 250 basis points over LIBOR, based on the ratio of the Company’s consolidated total debt to annualized consolidated EBITDA. The applicable margin for the term loan B is fixed at 250 basis points over the alternate base rate and 350 basis points over LIBOR. Specific rates are determined by actual borrowings under each facility. Interest on the term loans and the revolving credit facility is payable on the earlier of the last day of each interest period, or each successive date three months after the first day of such interest period.

      The term loan A and the revolving credit facility mature on December 31, 2006, and the term loan B matures on June 30, 2007. In each case, the maturity dates are subject to acceleration to October 31, 2005 if the Company has not refinanced its 12 1/2% Senior Notes due 2006 by April 15, 2005. The term loans A and B and the revolving credit facility provide for automatic and permanent quarterly reductions of the amount available for borrowing under those facilities, beginning on March 31, 2004. The term loan B contains nominal amortization provisions beginning March 31, 2004 until maturity.

      The facility contains certain covenants, which, among other things, limit additional indebtedness, certain investments and other transactions, and dividend payments.

4.  Reclassifications

      Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

5.  Reportable Segments

      The Company has three reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: a switched voice telecommunication services segment, an interactive voice response, or IVR, services segment, and as a result of the Concentric merger, a data services segment. The switched voice telecommunications services segment is the Company’s largest segment and includes operations relating to the Company’s bundled local and long distance switched services, dedicated services, shared tenant services, and long distance services. These services have similar network operations and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that is divided into geographic profit centers, or markets, within the United States. The Company’s IVR services segment manages an IVR platform that is reported as a separate segment due to differences in technology requirements, sales and marketing strategy, and targeted customer base. The Company’s data services include Internet access, high speed digital subscriber line (“DSL”) access, web hosting and e-commerce, as well as customized Virtual Private Network (“VPN”) and data center services. The Company currently manages its data services as a single profit center, reported as a separate segment due to differences in technology and operating requirements. There are no significant inter-segment transactions.

      The Company’s segments contributed the following percentages to the Company’s total revenue and net loss. Data services include results from operations for Concentric for the period following the completion of the merger on June 16, 2000:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

Voice Services and other:

Revenue	87.7%	92.9%	90.8%	91.7%

Net loss	96.5%	98.6%	95.4%	98.1%

Data Services:

Revenue	7.6%	—	4.3%	—

Net loss	2.5%	—	3.0%	—

Interactive Voice Response:

Revenue	4.7%	7.1%	4.9%	8.3%

Net loss (excluding corporate overhead)	1.0%	1.4%	1.6%	1.9%

6.  Comprehensive Income

      Comprehensive income includes the Company’s net income, as well as changes in equity from other sources. The following table reflects the Company’s calculation of comprehensive income for the three and six-month periods ended June 30, 2000 and 1999 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Loss applicable to common stockholders	$(290,562)	$(139,819)	$(280,754)	$(258,705)

Other comprehensive income (loss):

Unrealized holding gains (losses) and foreign currency translation adjustments during the period	(9,096)	28,454	102,049	148,296

Less: Realized gains transferred to current period earnings	—	—	(258,023)	—

Other comprehensive (loss) income	(9,096)	28,454	(155,974)	148,296

Comprehensive loss applicable to common stockholders	$(299,658)	$(111,365)	$(436,728)	$(110,409)

      The Company’s changes in “other comprehensive income (loss),” includes unrealized gains and losses on available-for-sale investments and, for the three month period ending June 30, 2000, it also includes foreign currency translation adjustments relating to Concentric’s foreign operations from the date of the Concentric merger. Realized gains transferred to current period earnings in the six month period ending June 30, 2000, relate to the sale of an equity investment.

7.  Redeemable Preferred Stock

      Shares of issued and outstanding preferred stock, redeemable in amounts equal to their respective aggregate liquidation preferences, are summarized in the table below (dollars in thousands):

			Aggregate Liquidation Preference
	Shares Issued & Outstanding as of		as of

	June 30, 2000	December 31, 1999	June 30, 2000	December 31, 1999

14% Series A Senior Exchangeable Redeemable Preferred Shares(1)	9,125,809	8,324,796	$456,290	$425,952

6 1/2% Series B Cumulative Convertible Preferred Stock(2)	2,122,795	4,000,000	$106,140	$200,000

Series C Cumulative Convertible Participating Preferred Stock(3)	584,375	—	$584,375	—

Series D Convertible Participating Preferred Stock(3)	265,625	—	$265,625	—

13 1/2 Series E Senior Redeemable Exchangeable Preferred Stock Due 2010(4)	195,079	—	$197,274	—

7% Series F Convertible Redeemable Preferred Stock Due 2010(5)	53,296	—	$53,607	—

Total	12,346,979	12,324,796	$1,663,311	$625,952

(1)	The Company is required to redeem all of the Series A shares outstanding on February 1, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

(2)	The Company is required to redeem all of the Series B shares outstanding on March 31, 2010 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption. The Company may redeem the Series B shares any time after April 16, 2006 at a redemption price equal to 100% of the liquidation preference. In May 2000, certain holders of the 6 1/2% preferred stock converted their shares into approximately 8.1 million shares of the Company’s Class A common stock, based on the then current conversion rate of 4.58 shares of Class A common stock for each share of 6 1/2% preferred stock converted, in consideration for a payment by the Company of approximately $4.7 million, which has been reported as a preferred stock dividend.

(3)	The Company may redeem the Series C and Series D shares at any time after the later of January 20, 2005 and the date when the Company has redeemed its 12 1/2% Senior Notes due 2006 in full. Holders of the Series C and Series D shares may require the Company to redeem those shares during the 180-day period commencing January 20, 2010.

(4)	The Series E shares were issued in the Concentric merger in exchange for certain outstanding shares of preferred stock issued by Concentric. The Company may redeem the Series E shares, in whole or in part, at any time on or after June 1, 2003, at redemption rates (expressed as a percentage of the liquidation preference) commencing with 106.75% on June 1, 2003 and declining to 100% on June 1, 2008, plus accumulated and unpaid dividends to the date of redemption. In addition, prior to June 1, 2001, the Company may, at its option, redeem up to a maximum of 35% of the initially issued Concentric Series B Preferred from the net proceeds of one or more public equity offerings or the sale of common stock to a strategic investor. The Company is required to redeem the Series E shares at their liquidation preference, plus accumulated and unpaid dividends on June 1, 2010. On any scheduled dividend payment date, the Company may, at its option, exchange in whole, but not in part, the then outstanding Series E shares for 13 1/2% senior subordinated debentures due 2010 with a principal amount equal to the aggregate liquidation preference of the exchanged Series E shares.

(5)	The Series F shares were issued in the Concentric merger in exchange for certain outstanding shares of preferred stock issued by Concentric. The Company may redeem the Series F shares, in whole or in part, at any time on or after June 1, 2003 at redemption rates commencing with 105.125% declining to 100% on June 1, 2010. The Company is required to redeem the Series F shares at their liquidation preference, plus accumulated and unpaid dividends, on September 1, 2010.

      The Company’s authorized capital stock also includes 7,445,000 shares of preferred stock, net of shares designated as redeemable preferred stock set forth above, as to which the rights and terms have not yet been designated. The Company may issue shares of preferred stock in one or more series upon authorization by its Board of Directors. Under the Company’s Certificate of Incorporation, the Board of Directors has the authority to fix the rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

8.  Subsequent Events

      In July 2000, the Company sold 268,750 shares of Series G cumulative convertible participating preferred stock and 131,250 shares of Series H convertible participating preferred stock to several Forstmann Little & Co. investment funds, each with a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The sale generated gross proceeds of $400.0 million and increased Forstmann Little’s investment in the Company to $1.25 billion, including the $850.0 million of the Company’s convertible preferred stock purchased by Forstmann Little in January 2000. The Series G and Series H stock are convertible into shares of the Company’s Class A common stock at a conversion rate of $31.625 per share, and provide for a 3.75% annual dividend that is payable quarterly. The holders may convert the preferred stock into Class A common stock at any time after January 20, 2001, and the Company may redeem the preferred stock at any time after the later of July 6, 2005 and the date when the Company has redeemed its 12 1/2% Senior Notes due 2006 in full. Holders of the preferred stock will also have the option of requiring redemption of the preferred stock during the 180-day period commencing on July 6, 2010.

PART I.

FINANCIAL INFORMATION

Item 1(b)  Financial Statements

NEXTLINK Capital, Inc.

BALANCE SHEETS
(Amounts as of June 30, 2000 are unaudited)

	June 30,	December 31,
	2000	1999

ASSETS

Cash in bank	$100	$100

SHAREHOLDER’S EQUITY

Common stock, no par value, 1,000 shares authorized, issued and outstanding	$100	$100

NOTES TO BALANCE SHEETS

1.  Description

      NEXTLINK Capital, Inc. (NEXTLINK Capital) is a Washington corporation and a wholly owned subsidiary of NEXTLINK Communications, Inc. (NEXTLINK). NEXTLINK Capital was formed for the sole purpose of obtaining financing from external sources and is a joint obligor on its and NEXTLINK’s 12 1/2% Senior Notes due April 15, 2006. NEXTLINK Capital was initially funded with a $100 contribution from NEXTLINK and has had no operations to date. NEXTLINK Capital’s sole source for the repayment of the 12 1/2% Senior Notes will be from the operations of NEXTLINK. Therefore, these balance sheets should be read in conjunction with the consolidated financial statements of NEXTLINK.

2.  Basis of Presentation

      The interim financial statements are unaudited and have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with NEXTLINK Capital’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

      Since 1996, we have provided high-quality bundled local and long distance, as well as dedicated voice telecommunications services to the rapidly growing business market. We believe that increasing usage of both telephone service and newer data, application and information services will continue to increase demand for telecommunications capacity, and for new telecommunications services and applications. Our acquisition of Concentric Network Corporation on June 16, 2000 enables us to offer a complete, single source communications solution to our customers by combining our voice and data services with Concentric’s Internet access, web hosting, data center and application service provider services.

      Our acquisition of Concentric has significantly accelerated implementation of our data services strategy and, in particular, has significantly enhanced our ability to market Internet access services utilizing Concentric’s status as an ISP with significant peering arrangements. Our Internet access offerings now include dedicated access facilities targeted at businesses that desire single or multipoint high-speed, dedicated connections to the Internet, at speeds ranging from 56 Kbps to 45 Mbps. Our Internet access offerings also include DSL services that include a wide range of dedicated access speeds.

      In addition, the acquisition of Concentric enables us to provide virtual private networks and web hosting services. Virtual private network, or VPN, services enable our customers to deploy tailored, Internet Protocol-based mission-critical business applications for internal enterprise, business-to-business and business-to-customer data communications while also affording high-speed access to the Internet. VPN services offer our customers a secure network on which to communicate and access information between an organization’s geographically dispersed locations, collaborate with external groups or individuals, including customers, suppliers, and other business partners and use the Web to access information on the Internet and communicate with other Web users.

      We also now are able to offer a range of applications hosting services, including hosting and Web site traffic management solutions for Internet-centric businesses, and Web hosting, e-commerce, and streamed media services designed for small-to-medium sized businesses. Together, these Web hosting services manage a customer’s Web-based infrastructure and operational needs allowing customers to focus on their Web-based content. In addition, we provide server management tools and services to completely manage customers’ servers for them.

      To serve our customers’ broad and expanding telecommunications needs, we have assembled a unique collection of high-bandwidth, local and inter-city network assets, both in North America and Europe. We intend to integrate these assets with advanced communications technologies and services in order to become one of the leading global providers of a comprehensive array of communications services.

      To accomplish this, we have:

•	built 31 metropolitan and regional broadband fiber optic networks in 19 states, generally focused on the central business districts of the cities we serve, and we are continuing to build additional networks;

•	become the nation’s largest holder of fixed wireless spectrum by acquiring Federal Communications Commission, or FCC, licenses covering 95% of the population of the 30 largest U.S. cities, which we will use to extend the reach of our networks to additional customers;

•	acquired rights to use unlit fiber optic strands, known as dark fiber, and an empty conduit that will allow us to deploy additional fiber optic strands in a North American inter-city broadband network now being completed that will traverse over 16,000 miles and to connect more than 50 cities in the United States and Canada, including most of the major metropolitan markets that our current and planned local networks serve;

•	announced plans to expand our existing European operations through an agreement (in principal) to purchase:

•	five metropolitan networks with nearly 250 route miles and more than 800,000 fiber miles in London, Frankfurt, Brussels, Amsterdam and Paris,

•	rights to multiple dark fibers, plus an empty conduit, on a 3,700 mile inter-city network that will connect 21 cities through five European countries and

•	transatlantic fiber optic capacity connecting North America and Europe, initially at 2.5 Gbps and expanding to 10 Gbps by the end of 2002; and

•	acquired, through a Canadian joint venture, six broadband fixed wireless spectrum licenses covering Toronto, Montreal, Vancouver, Ottawa, Edmonton, Calgary and surrounding areas, which the joint venture plans to use, in conjunction with other network assets, to offer voice and data services comparable to those offered in the U.S.

      Our local and inter-city networks employ fiber optic technology, which uses light waves to transmit signals over cables consisting of many glass fiber strands. Fiber optic strands have enough capacity to carry tens of thousands times more traffic than traditionally-configured copper wire. In our newer markets, we install as many as 400 advanced fiber strands in each network, with built-in capacity for future growth. Our national network will consist of 24 of the most advanced fiber strands and an empty conduit through which we can deploy numerous additional fiber strands. Recent advances in transmission technology, notably dense wave division multiplexing, or DWDM, have substantially increased the effective capacity of advanced fiber strands.

      Our goal is to own our networks or control them through the acquisition of dark fiber, which we believe will enable us to deliver higher quality and new services at a lower cost, thereby increasing our operating margins. Ownership of networks or rights to dark fiber gives us the flexibility to deploy optical transmission equipment designed to support a variety of communications technologies, enabling us to maximize our network’s capacity and performance. For example, we have begun to install Internet Protocol, or IP, routers, which will enable us to carry Internet traffic more efficiently and to provide more data services. We also have been installing Asynchronous Transfer Mode, or ATM, routers and switches in our local networks, which will enable us to meet the demands of large, high-volume customers. This flexibility will allow us to offer our customers a wide range of technology options to meet their changing needs and introduce new technologies as they become available.

      Another key component of our strategy is to own or control the physical connection for the short distance between our customers’ facilities and our networks. To make this connection, today we frequently lease the existing copper telephone wires from the dominant local telephone company. To reduce our reliance on these leased connections, we intend to increase the number of customers connected directly to our networks. In some cases, we will make this direct connection by constructing a new fiber optic extension from our network to the customer’s premises. In other cases, using our fixed wireless spectrum, we will deploy a high-bandwidth wireless connection between an antenna on the roof of the customer’s premises and an antenna attached to our fiber rings. These wireless connections offer high-quality broadband capacity and, in many cases, cost less than fiber to install. We have deployed wireless direct connections to our networks in five markets, and plan to have them deployed in a total of 25 markets by the end of 2000.

      We are also deploying DSL technology to meet the high bandwidth needs of those customers whose connection to our network remains over copper wire. DSL technology increases the effective capacity of existing copper telephone wires. We are installing our own DSL equipment to provide these services ourselves, and we also resell other providers’ DSL services.

Acquisition of Concentric Network

      On June 16, 2000, we consummated the acquisition of Concentric. In the merger and after giving effect to the June 15, 2000 two-for-one split, approximately 68 million shares of our Class A common stock were issued to Concentric common stockholders. In connection with the Concentric merger, we assumed Concentric’s outstanding warrants and employee stock option and other benefit plans and, to the extent such warrants and plans provided for the issuance or purchase of Concentric common stock, they now provide for the issuance or purchase of shares of our Class A common stock.

      In the merger, each issued and outstanding share of preferred stock of Concentric was converted into a share of a corresponding series of our preferred stock, with substantially identical terms as the corresponding series of preferred stock of Concentric (giving effect to amendments approved by the holders of those shares). Additionally, as a result of the merger, we have assumed the payment obligations and all other covenants required to be performed or observed by Concentric with respect to its 12 3/4% senior notes due 2007.

Acquisition of Interest in North American Inter-City Network

      Immediately prior to the time the Concentric merger became effective, Craig O. McCaw contributed 100% of his interest in LHP to us, in exchange for approximately 6.8 million shares of our Class A common stock and the assumption of $9.9 million in liabilities. LHP owns 100% of INTERNEXT, L.L.C., which owns exclusive interests in multiple “dark” fibers and empty conduits in a North American inter-city telecommunications network currently under construction. Following the consummation of this exchange, we own 100% of the LHP equity interests. We granted Mr. McCaw certain registration rights with respect to the Class A common stock issued to Mr. McCaw in the exchange. Mr. McCaw is a member of our board of directors and controls Eagle River Investments, L.L.C., our largest stockholder.

Results of Operations

      Revenue grew 131.9% to $140.6 million during the second quarter of 2000 from $60.7 million in the same period in 1999. Year to date revenue of $246.5 million represented a 125.6% increase from $109.2 million for the comparable period in 1999. Revenue reported consisted of the following components (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2000	1999	% Change	2000	1999	% Change

Voice services	$115,414	$47,810	141.4%	$207,248	$82,679	150.7%

Shared tenant services	4,171	3,148	32.5%	8,209	6,161	33.2%

Long distance telephone services	3,839	5,405	(29.0)%	8,317	11,344	(26.7)%

Enhanced services	6,594	4,294	53.6%	12,093	9,059	33.5%

Data services	10,631	—	—	10,631	—	—

Total revenue	$140,649	$60,657	131.9%	$246,498	$109,243	125.6%

      Voice services revenue, consisting of bundled local and long distance, as well as dedicated services, grew 141.4% to $115.4 million for the second quarter of 2000 from $47.8 million in the same period of 1999. For the six months ended June 30, 2000, voice services revenue grew 150.7% to $207.3 million from $82.7 million for the comparable period in 1999. This revenue growth can be attributed primarily to an increase in customer access lines installed, which was driven by growth in our existing markets as well as by new markets launched. At June 30, 2000, access lines in service totaled 627,162 compared to 284,021 as of June 30, 1999, an increase of 120.8%. Access line installations grew 78.8% to 106,023 and 81.3% to 199,127 for the three and six months ended June 30, 2000 compared to 59,308 and 109,839 for the same periods of 1999.

      Through our NEXTLINK One subsidiary, we provide shared tenant services, including telecommunications management services, to groups of small and medium-sized businesses located in the same office building. The increase in revenue was attributable to growth in the number of buildings serviced and revenue from equipment sales.

      Revenue from our stand-alone long distance telephone services declined for the three and six-month periods ended June 30, 2000 from the same periods in 1999, due in part to continued decline in services provided to these customers, as well as the conversion of those customers onto our local networks, as we began servicing those customers with our bundled local and long distance services. We expect this trend to continue in future periods.

      Enhanced services revenue consists of services provided by our NEXTLINK Interactive subsidiary including interactive voice response, or IVR, services. IVR is a platform that allows a consumer to dial into a computer-based system using a toll-free number and a touch-tone telephone and access a variety of information by following a customized menu. Simultaneously, a profile of the caller is left behind for either our use or the use of our customer. Enhanced services revenue grew for the three and six month periods ended June 30, 2000 compared to the same periods in 1999 primarily due to an increase in demand from new and existing customers.

      Data services, which reflects revenue from Concentric for the period following the completion of the Concentric merger, includes virtual private networks, or VPN services, Internet access services and applications hosting services. VPN services enable customers to deploy tailored, IP-based business applications for internal enterprise, business-to-business and business-to-customer data communications on the private network while also affording high-speed access to the Internet. Internet access services include services marketed to enterprise customers, such as dedicated access facilities and DSL services, and residential and small business dial-up access services which offers access at speeds up to 56 kbps across the United States and Canada. Applications hosting services include sophisticated high-end hosting and Web site traffic management solutions for Internet-centric businesses, in addition to Web hosting, e-commerce and streamed media services designed for small-to-medium sized businesses.

      The table below provides expenses by classification and as a percentage of revenue:

	Expense Classification as a
	Percentage of Revenue

	Three Months Ended		Three Months Ended
	June 30, 2000		June 30, 1999

		% of		% of
	Amount	Revenue	Amount	Revenue

		($s in thousands)

Costs and expenses:

Operating	$96,884	68.9%	$53,368	88.0%

Sales, general and administrative	112,405	79.9%	59,099	97.4%

Stock-based compensation	17,228	12.2%	1,117	1.8%

Depreciation	40,869	29.1%	23,102	38.1%

Amortization	35,542	25.3%	4,195	6.9%

	Expense Classification as a
	Percentage of Revenue

	Six Months Ended		Six Months Ended
	June 30, 2000		June 30, 1999

		% of		% of
	Amount	Revenue	Amount	Revenue

		($s in thousands)

Costs and expenses:

Operating	$172,907	70.1%	$97,067	88.9%

Sales, general and administrative	205,370	83.3%	111,433	102.0%

Stock-based compensation	26,213	10.6%	2,176	2.0%

Depreciation	81,252	33.0%	42,139	38.6%

Amortization	41,155	16.7%	8,011	7.3%

      Operating expenses consist of costs directly related to providing facilities-based network, enhanced communications services, and include salaries, benefits and related costs of operations and engineering personnel. Operating expenses increased 81.5% in the second quarter of 2000 to $96.9 million, an increase of $43.5 million over the same period in 1999. For the six months ended June 30, 2000, operating expenses increased 78.1% to $172.9 million from $97.1 million over the same period in 1999. The increase was attributable to increased network costs related to provisioning higher volumes of local, long distance and enhanced communications services, an increase in employees, and an increase in other related costs primarily to expand our switched local and long distance service businesses in existing and planned markets as well as the inclusion of Concentric operating expenses from June 16, 2000, the date the Concentric merger was completed. We expect operating expenses to continue to increase in future periods in connection with our growth and expansion plans.

      Selling, general and administrative, or SG&A, expenses include salaries, benefits and related personnel costs for non-operating and non-engineering personnel, facilities expenses, sales and marketing, information systems costs, consulting and legal fees. SG&A increased 90.2% to $112.4 million from $59.1 million in the second quarter of 1999. For the six months ended June 30, 2000, SG&A increased 84.3% to $205.4 million from $111.4 million in the same period of 1999. Consistent with the cost drivers of our operating expenses, the increase was primarily due to an increase in the number of our employees, and other costs associated with the expansion of our local and long distance service businesses in our existing and planned markets, as well as the inclusion of Concentric SG&A expenses from the merger date. We expect SG&A to continue to increase in future periods in connection with growth and expansion plans.

      Stock-based compensation expense was recorded in connection with compensatory stock options granted to employees and, in the second quarter of 2000, includes the cost associated with restricted stock granted to certain key Concentric officers and employees in connection with the Concentric merger. Compensation expense is recognized over the vesting periods of compensatory stock options based on the excess of the fair value of the stock options at the date of grant over the exercise price. Stock-based compensation expense increased $16.1 million in the second quarter of 2000 to $17.2 million relative to $1.1 million in the second quarter of 1999. For the six months ended June 30, 2000, stock-based compensation expense increased $24.0 million to $26.2 million from $2.2 million in the same period of 1999. The increase was due to the issuance of compensatory stock options to senior executives during the latter half of 1999 and in the first and second quarter of 2000 and the issuance of $8.0 million of restricted stock to Concentric employees in association with the Concentric merger. We expect stock-based compensation expense to continue to increase due to the potential issuance of additional performance-based shares of restricted stock to certain Concentric key officers and employees in accordance with the terms of the Concentric merger.

      Depreciation expense increased 76.9% to $40.9 million from $23.1 million in the second quarter of 1999. For the six months ended June 30, 2000, depreciation expense increased 92.8% to $81.3 million from $42.1 million in the same period of 1999. The increase was primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment and the impact of Concentric’s depreciation expense included from the merger date. We expect depreciation expense to continue to increase as we expand our networks and install additional equipment associated with voice and data technologies. Amortization expense increased $31.3 million to $35.5 million in the second quarter of 2000 and $33.1 million to $41.2 million for the six months ended June 30, 2000 due to amortization of additional goodwill arising from the Concentric merger.

      Interest expense increased 78.7% to $107.3 million from $60.1 million in the second quarter of 1999. For the six months ended June 30, 2000, interest expense increased 94.7% to $215.7 million from $110.8 million in the same period of 1999. The increase was primarily due to an increase in our average outstanding indebtedness over the respective periods, resulting, to a large extent, from the issuance of senior notes in June 1999 and November 1999, a $375.0 million draw on our senior secured credit facility in the first quarter of 2000, and the inclusion of interest expense associated with Concentric’s senior notes, from the merger date. For more information, see “Liquidity and Capital Resources.”

      Interest income increased 162.9% to $46.1 million from $17.5 million in the second quarter of 1999. For the six months ended June 30, 2000, interest income increased 144.3% to $91.1 million from $37.3 million in the same period of 1999. The increase in interest income corresponds with the increase in our cash and investment balances.

      We reported a net loss of $258.8 million for the second quarter of 2000 compared to a net loss of $122.8 million for the same quarter of 1999. The increased loss is a result of increases in costs associated with the expansion of our business. For the six months ended June 30, 2000, we reported a net loss of $215.6 million compared to a net loss of $225.1 million for the six months ended June 30, 1999. Increases in costs, as discussed above, for the six months ended June 30, 2000, were offset by our $226.5 million gains on investments resulting in lower net loss than for the comparable period in 1999.

      The table below summarizes EBITDA, which is the Company’s operating loss adjusted for stock based compensation, depreciation, amortization and in-process technology write-offs:

EBITDA as a Percentage of Revenue ($s in thousands)

	Three Months		Three Months		Six Months Ended		Six Months Ended
	Ended June 30, 2000		Ended June 30, 1999		June 30, 2000		June 30, 1999

		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue

EBITDA	$(68,640)	(48.8)%	$(51,810)	(85.4)%	$(131,781)	(53.5)%	$(99,257)	(90.9)%

      EBITDA is not a generally accepted accounting principle measure but rather a measure employed by management to view operating results adjusted for major non-cash items. EBITDA has been consistently improving as a percentage of revenue due to revenue growth and the decrease in operating and SG&A as a percentage of revenue as indicated above. In absolute dollars, our EBITDA loss has increased due to business expansion costs as discussed above.

      The table below provides selected additional key operating data:

	As of June 30,			As of Dec. 31,
			Year		6 month
	2000	1999	% Change	1999	% Change

Operating data(1):

Route miles(2)	5,380	3,228	66.7%	4,285	25.6%

Fiber miles(3)	435,992	263,559	65.4%	378,200	15.3%

On-net buildings connected(4)	1,738	986	76.3%	1,320	31.7%

Off-net buildings connected(5)	43,264	16,850	156.8%	28,656	51.0%

Access lines in service(6)	627,162	284,021	120.8%	428,035	46.5%

Employees(7)	6,155	2,952	108.5%	3,500	75.9%

(1)	The operating data for all periods presented include the statistics of the Las Vegas network, which we manage and in which we have a 40% membership interest.
(2)	Route miles refers to the number of operational miles of the telecommunications path in which fiber optic cables owned or leased by us are installed.
(3)	Fiber miles refers to the number of route miles installed along a telecommunications path, multiplied by our estimate of the number of fibers along that path.
(4)	Represents buildings physically connected to our networks, excluding those connected by unbundled incumbent local exchange carrier facilities.
(5)	Represents buildings connected to our networks through leased or unbundled incumbent carriers facilities.
(6)	Represents the number of access lines in service for which we are billing services. We define an access line as a telephone connection between a customer purchasing local telephone services and our network. This connection does not include the concept of access line equivalents, or ALEs, and is a one-for-one relationship with no multipliers used for trunk ratios, except for those trunks over which primary rate interface, or PRI, service is provided, which are counted as 23 access lines.
(7)	Employees as of June 30, 2000 include the combined employee base of Concentric and NEXTLINK.

Liquidity and Capital Resources

      Our business is capital-intensive and, as such, has required and will continue to require substantial capital investment. We build high capacity networks with broad market coverage, a strategy that initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize any revenue from them. These capital expenditures, together with the associated early operating expenses, will continue to result in negative cash flow unless and until we are able to establish an adequate customer base. We believe, however, that over the long term this strategy will enhance our financial performance by increasing the capacity of, and traffic flow over, our networks.

Capital Uses

      During the first six months of 2000, cash used in operating activities was $162.6 million, compared to $186.0 million used in the same period in the prior year. The decrease was primarily due to the timing of expenditures and customer receipts.

      During the first six months of 2000, cash used in investing activities was $158.5 million, compared to $817.5 million used in the same period in the prior year. Although our investment in property and equipment increased from $261.2 million for the first six months of 1999 to $457.5 million for the same period of 2000, it was offset by a decline in investments in fixed wireless licenses year-over-year, from $482.9 million invested in the first six months of 1999, predominantly in respect of our acquisitions of the assets of WNP Communications, Inc. and NEXTEL Communication’s interest in the NEXTBAND joint venture, to $33.9 million for the six months ended June 30, 2000. In addition, cash used in investing activity decreased for the first six months of 2000 due to the receipt of $245.1 million from the sale of an equity investment and $50.8 million of cash acquired in the Concentric merger.

      We expect to make substantial capital expenditures in 2000 and beyond relating to our existing and planned network development and operations. These expenditures include:

•	the purchase and installation of switches, routers, servers and other data-related equipment and related electronics in existing networks, for expansion of existing networks and in networks to be constructed or acquired in new markets;

•	the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings;
•	the development of our comprehensive information technology platform;
•	the purchase and installation of equipment associated with the deployment of fixed wireless services using our fixed wireless spectrum;
•	funding of the commitments to build our North American inter-city network, our European inter-city and metro networks, and our transatlantic capacity, and related expenses we expect to incur in building these networks;
•	the purchase and installation of equipment associated with deployment of DSL and other data services;
•	the funding of the Wispra Networks Canadian joint venture, of which we are a member; and
•	the funding of operating losses and working capital.

      Our strategic plan also calls for expansion into additional market areas. This expansion will require significant additional capital for:

•	potential acquisitions of businesses or assets;
•	design, development and construction of new networks; and
•	the funding of operating losses and working capital during the start-up phase of each market.

      In connection with the Concentric merger and pursuant to the terms of Concentric’s 12  3/4% senior notes, on July 14, 2000, we made an offer to the note holders to purchase any outstanding 12 3/4% senior notes for a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. This offer expires on August 15, 2000. We will be obligated to pay note holders an aggregate of $150.2 million if the entire outstanding principal amount of the 12  3/4% senior notes is tendered for purchase prior to the expiration date of the offer.

  Acquired Debt and Redeemable Preferred Stock

      In connection with the Concentric merger, we assumed the payment obligations and all other covenants required to be performed or observed by Concentric with respect to the $150 million of Concentric’s 12  3/4% senior notes due 2007 outstanding at the time of the merger. The 12  3/4% senior notes rank pari passu with our other outstanding senior notes. With the consent of the holders of Concentric’s 12  3/4% senior notes due 2007, and in consideration for the payment of a consent fee of approximately $3.0 million, we conformed certain covenants contained in the indenture relating to Concentric’s senior notes to corresponding covenants in our predecessor corporation’s 10  1/2% senior notes due 2009.

      We may redeem the 12  3/4% senior notes, in whole or in part, at any time on or after December 15, 2002, at redemption rates (expressed as a percentage of the principal amount) commencing with 106.375% on December 15, 2002, and declining to 100.0% on December 15, 2005, plus accrued and unpaid interest to the date of redemption.

      As a result of the Concentric merger, the 195,079 shares of Concentric’s 13  1/2% senior redeemable exchangeable preferred stock outstanding at the time of the merger were converted into an equal number of shares of our 13  1/2% Series E senior redeemable exchangeable preferred stock, which has substantially identical terms as the Concentric 13 1/2% preferred stock. With the consent of the holders of Concentric’s 13  1/2% series B redeemable exchangeable preferred stock due 2010, and in consideration for the payment of a consent fee of approximately $3.8 million, we conformed certain covenants contained in the certificate of designations relating to Concentric’s preferred stock to corresponding covenants in our predecessor corporation’s 10  1/2% senior notes due 2009. Each share has a liquidation preference of $1,000 per share. The Company may redeem the Series E shares, in whole or in part, at any time on or after June 1, 2003, at redemption rates (expressed as a percentage of the liquidation preference) commencing with 106.75% on June 1, 2003 and declining to 100% on June 1, 2008, plus accumulated and unpaid dividends to the date of redemption. In addition, prior to June 1, 2001, the Company may, at its option, redeem up to a maximum of 35% of the initially issued Concentric Series B Preferred from the net proceeds of one or more public equity offerings or the sale of common stock to a strategic investor. The Company is required to redeem the Series E shares at their liquidation preference, plus accumulated and unpaid dividends on June 1, 2010. On any scheduled dividend payment date, the Company may, at its option, exchange in whole, but not in part, the then outstanding Series E shares for 13 1/2% senior subordinated debentures due 2010 with a principal amount equal to the aggregate liquidation preference of the exchanged Series E shares. Dividends on the 13 1/2% preferred stock accrue at a rate of 13 1/2% per annum of the liquidation preference thereof and are payable quarterly in arrears. Dividends are payable in cash, except that on each dividend payment date occurring on or prior to June 1, 2003, dividends may be paid, at our option, by the issuance of additional shares of Series E preferred stock having an aggregate liquidation preference equal to the amount of such dividends.

      In addition, as a result of the Concentric merger, 53,296 shares of Concentric 7% convertible redeemable preferred stock outstanding at the time of the merger were converted into an equal number of shares of our 7% Series F convertible redeemable preferred stock, which has substantially identical terms to Concentric’s 7% preferred stock. Each share of 7% preferred stock has a liquidation preference of $1,000 per share. The Company may redeem the Series F shares, in whole or in part, at any time on or after June 1, 2003 at redemption rates commencing with 105.125% declining to 100% on June 1, 2010. The Company is required to redeem the Series F shares at their liquidation preference, plus accumulated and unpaid dividends, on September 1, 2010. Dividends on the 7% preferred stock accrue at the rate of 7% per annum of the liquidation preference thereof and are payable quarterly in arrears. Dividends are payable in cash, except that on each dividend payment date dividends may be paid, at our option, by the issuance of additional shares of Series F preferred stock having an aggregate liquidation preference equal to the amount of such dividends. The holder of shares of Series F preferred stock has the right, at its option, to convert at any time any shares of Series F preferred stock into shares of our Class A common stock at the conversion price of $31.0258.

Capital Resources

      As of June 30, 2000, we had unrestricted cash and marketable securities of $2,785.5 million. During the first six months of 2000, cash provided by financing activities was $1,213.7 million, compared to $1,295.6 million in the same period in the prior year. We received $849.0 million net of financing fees, from the issuance of preferred stock to Forstmann Little & Co. and $375.0 million from the draws on credit facility in the first six months of 2000. During the same period in 1999, we received $1,000.0 million from a public offering of senior notes and $311.2 million for a public offering of our Class A common stock.

      Secured Credit Facility. In February 2000, we and certain of our subsidiaries, as guarantors, entered into a $1.0 billion Secured Credit Facility (the facility) with various lenders. The security for the facility consists of all of the assets purchased with the proceeds thereof, the stock of certain of our subsidiaries, all assets of NEXTLINK and, to the extent of $125.0 million of guaranteed debt, all assets of certain of our subsidiaries. A portion of the facility is available to provide working capital and for other general corporate purposes with the remainder available to provide financing for the construction, acquisition or improvement of telecommunication assets. The facility consists of a $387.5 million multi-draw term loan A, a $225.0 million term loan B, and a $387.5 million revolving facility. In addition, the facility may be increased by up to an additional $1.0 billion under certain circumstances. At closing, we borrowed $150.0 million of the term loan A and the entire $225.0 million of the term loan B. As of June 30, 2000, no additional borrowings had been made under the facility.

      The revolving credit facility and the term loan A mature on December 31, 2006, and the term loan B matures on June 30, 2007. The maturity date for each of the facilities may be accelerated to October 31, 2005 unless we have refinanced our $350 million 12 1/2% Senior Notes by April 15, 2005. Amounts drawn under the revolving credit facility and the term loans bear interest, at our option, at the alternate base rate or reserve-adjusted London Interbank Offered Rate (LIBOR) plus, in each case, applicable margins.

      January Forstmann Little Investment. In December 1999, several Forstmann Little & Co. investment funds agreed to invest $850.0 million in NEXTLINK, to be used to expand our networks and services, introduce new technologies and fund our business plan. The investment was completed in January 2000. In the transaction, the investors acquired shares of two series of convertible preferred stock that together are convertible into Class A common stock at a conversion price of $31.625 per share and provide for a 3.75% dividend payable quarterly. The holders may convert the preferred stock into Class A common stock at any time after January 20, 2001, and we may redeem the preferred stock at any time after the later of January 20, 2005 and the date we have redeemed our 12 1/2% Senior Notes due 2006 in full. Holders of the preferred stock will also have the option of requiring redemption of the preferred stock during the 180-day period commencing January 20, 2010.

      July Forstmann Little Investment. In July 2000, Forstmann Little & Co. invested an additional $400.0 million in NEXTLINK increasing their total investment to $1.25 billion. In the transaction, the investors acquired two series of convertible preferred stock which together are convertible into shares of our Class A common stock at a conversion rate of $31.625 per share and provide for a 3.75% dividend payable quarterly. The holders may convert the preferred stock into Class A common stock at any time after January 20, 2001, and the Company may redeem the preferred stock at any time after the later of July 6, 2005 and the date when the Company has redeemed its 12 1/2% Senior Notes due 2006 in full. Holders of the preferred stock will also have the option of requiring redemption of the preferred stock during the 180-day period commencing on July 6, 2010.

Liquidity Assessment

      We believe that the amounts available under the secured credit facility, cash and marketable securities on hand at June 30, 2000, the proceeds of the additional investment by Forstmann Little in July 2000, and revenues from operations will provide sufficient funds for us to expand our business as planned and to fund operating losses until the latter half of 2001. However, the amount of future funding requirements will depend on a number of factors, including the success of our business, the dates at which we further expand our network, the types of services we offer, staffing levels, acquisitions and customer growth, as well as other factors that are not within our control including competitive conditions, government regulatory developments and capital costs. In the event our plan or assumptions change or prove to be inaccurate, or available borrowings under the secured credit facility, cash and investments on hand and cash generated from operations prove to be insufficient to fund our growth in the manner and at the rate currently anticipated, we may be required to delay or abandon some or all of our development and expansion plans or we may be required to seek additional sources of financing earlier than currently anticipated. In the event we are required to seek additional financing, there can be no assurance that such financing will be available on acceptable terms or at all.

Information Regarding Forward Looking Statements

      Some statements and information contained in this report are not historical facts, but are “forward-looking statements”, as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	market development, the number of markets we expect to serve, and the expected number of addressable business lines in such markets;

•	network development, including those with respect to IP and ATM network and facilities development and deployment, broadband fixed wireless technology, testing and installation, high speed technologies such as DSL, and matters relevant to our national network; and

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness.

      All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in this report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000, including, but not limited to:

•	general economic conditions in the geographic areas that we are targeting for communications services;

•	the ability to achieve and maintain market penetration and revenue levels sufficient to provide financial viability to our business;

•	access to sufficient debt or equity capital to meet our operating and financing needs;

•	the quality and price of similar or comparable communications services offered or to be offered by our competitors; and

•	future telecommunications-related legislation or regulatory actions.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard was initially proposed to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, however the FASB issued SFAS 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and the effective date of this SFAS has been deferred until issuance by the FASB. Management believes that the adoption of SFAS 133 will not materially impact the Company’s results of operations or financial position.

      In December 1999, the Securities and Exchange Commission (“the SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) that provides guidance for applying generally accepted accounting principles to revenue recognition, presentation, and disclosure in financial statements. Subsequently, the SEC has amended the implementation date so that the Company is required to adopt the provisions of SAB No. 101 in the fourth fiscal quarter of 2000. We are currently reviewing the impact of SAB No. 101 but we believe that the bulletin will not materially impact the Company’s results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

      We currently have instruments sensitive to market risks relating to exposure to changing interest rates. As disclosed in the consolidated financial statements, we had $4,346.6 million in fixed rate debt and $1,635.7 million in fixed rate redeemable preferred stock as of June 30, 2000. We do not have significant cash flow exposure to changing interest rates on our long term debt and redeemable preferred stock because the interest rates are fixed. However, the estimated fair values of the fixed-rate debt and redeemable preferred stock are subject to market risk.

      We also maintain an investment portfolio consisting of U.S. government and other securities with an average maturity of less than one year. These securities are classified as “available for sale”. If interest rates were to increase or decrease immediately, it could have a material impact on the fair value of these financial instruments. However, changes in interest rates would not likely have a material impact on interest earned on our investment portfolio. We do not currently hedge these interest rate exposures.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

      The Company, as successor to Concentric in the Concentric merger, is a defendant in a lawsuit filed in New Jersey state court on November 1, 1999. The complaint seeks statutory damages, treble damages, and injunctive relief under the Telephone Consumer Protection Act of 1991 and alleges that, in or about March and June 1999, 9Net Avenue, Inc. (9Net Avenue), transmitted unsolicited facsimiles advertising its services. The suit has been brought as a purported class action on behalf of all recipients of the allegedly unsolicited faxes. Although Concentric purchased only the assets of 9Net Avenue, and did not assume any liabilities related to 9Net Avenue’s activities prior to the October 1999 asset purchase, plaintiff contends that Concentric succeeded to any liability 9Net Avenue incurred in connection with the alleged faxes. The Company believes that it will successfully avoid liability in this case, there can be no assurance that this litigation will not have a material adverse impact on its operations. In addition, Concentric has received a subpoena from the New Jersey Attorney General seeking information concerning the alleged transmission of unsolicited facsimile advertising by 9Net Avenue and additional marketing materials distributed by 9Net Avenue.

Item 2.	Changes in Securities and Use of Proceeds

      The initial public offering (IPO) of our Class A common stock took place in October 1997 (File No. 333-32001). The net proceeds we received from the offering totaled approximately $226.8 million. As of December 31, 1999, proceeds from the IPO remain available for future network build out and working capital requirements. We have raised additional funding from debt and additional equity offerings in 1998 and 1999. The proceeds from these recent offerings have been applied first in funding the expansion of our network and other working capital requirements.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

Annual Meeting of Stockholders

      The Company held its annual meeting of shareholders on May 24, 2000. The following matters were voted upon at the meeting:

      Proposal 1: The following directors were elected by the holders of Class A and Class B common stock, voting together as a single class:

Nominee	Votes For	Votes Withheld

Daniel F. Akerson	625,600,004	153,356

Nathaniel A. Davis	625,600,261	153,099

Joseph L. Cole	625,600,361	152,999

William A. Hoglund	625,263,561	489,799

Nicolas Kauser	625,600,361	152,999

Craig O. McCaw	625,257,711	495,649

Sharon L. Nelson	625,600,161	153,199

Jeffrey S. Raikes	625,257,761	495,599

Dennis M. Weibling	625,263,461	489,899

      As provided in the terms of the Series C cumulative convertible participating preferred stock, the holders of the Series C preferred stock are entitled to elect one director nominated by the holders of the Series C preferred stock. The sole holder of Series C preferred stock nominated for director and cast all of its 8,286,423 votes for Nicholas C. Forstmann. As provided in the terms of the Series D convertible participating preferred stock, the holders of the Series D preferred stock are entitled to elect one director nominated by the holders of the Series D preferred stock. The holders of the Series D preferred stock nominated for director and cast all 5,152,312 votes for Sandra J. Horbach.

      Proposal 2: The amendment to NEXTLINK’s Certificate of Incorporation to increase the authorized common stock from 460,000,000 to 1,120,000,000 shares, divided into two classes, 1,000,000,000 shares of Class A common stock and 120,000,000 shares of Class B common stock, was approved, as follows:

•	by Class A common stock, Series C cumulative convertible participating preferred stock and Series D convertible participating preferred stock (voting on an as-converted to Class A common stock basis), voting together as a single class, with 84,544,993 votes for, 8,618,037 votes against, and 32,204 abstentions;
•	by Class B common stock, voting as a separate class, with 546,001,930 votes for, no votes against, and no abstentions; and
•	by both classes common stock, Series C preferred stock and Series D preferred stock, voting together as a single class, with 630,546,923 votes for, 8,618,037 votes against, and 32,204 abstentions.

      Each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share.

Action by Written Consent of Majority Stockholders

      Effective May 24, 2000, our Board of Directors approved an amendment to the NEXTLINK Communications, Inc. Stock Option Plan to authorize an additional 10,500,000 shares of our Class A common stock (21,000,000 after giving effect to our June 15, 2000 two-for-one stock split) to be issued under the plan, increasing the maximum number of shares authorized for issuance under the plan to 51,500,000 (103,000,000 after giving effect to our June 15, 2000 two-for-one stock split). This amendment also has been approved by one of our stockholders, Eagle River Investments, L.L.C., pursuant to a written consent in lieu of stockholder meeting dated May 24, 2000, pursuant to Section 228(a) of the Delaware General Corporation Law. As of May 24, 2000, Eagle River held shares of our Class A and Class B common stock that represent shares with a majority of the total number of votes attributable to all shares of outstanding common stock and Series C and Series D preferred stock, the only outstanding classes of capital stock of NEXTLINK entitled to vote on this matter. Because we are a corporation organized under the laws of the State of Delaware, our stockholders may take action by written consent without a meeting. The Board has not solicited any proxies or consents from any other stockholders in connection with this action. The amendments became effective 20 days after June 15, 2000, the date on which we mailed the information statement to stockholders of NEXTLINK, in accordance with rules of the Securities and Exchange Commission.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 10, 2000, by and among Concentric Network Corporation, NEXTLINK Communications, Inc., Eagle River Investments, L.L.C., Craig O. McCaw and NM Acquisition Corp. (Incorporated by reference from Appendix A to the Proxy Statement/ Information Statement/ Prospectus, dated May 12, 2000, filed as part of Amendment No. 1 to the Registration Statement on Form S-4 of NM Acquisition Corp. (Commission File No. 333-34974))
3.1.1	Amended and Restated Certificate of Incorporation of NEXTLINK Communications, Inc. (f/k/a NM Acquisition Corp.)
3.1.2	Certificate of Amendment of Certificate of Incorporation of NEXTLINK Communications, Inc. (f/k/a NM Acquisition Corp.)
3.1.3	Certificate of Amendment of Certificate of Incorporation of NEXTLINK Communications, Inc.
3.1.4	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 14% Series A Senior Exchangeable Redeemable Preferred Shares and Qualifications, Limitations and Restrictions Thereof
3.1.5	Certificate of Designation of Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 6 1/2% Series B Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof
3.1.6	Certificate of Designation of Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series C Cumulative Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof
3.1.7	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series D Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof
3.1.8	Certificate of Designation of Voting Power, Designation Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of 13 1/2% Series E Senior Redeemable Exchangeable Preferred Stock Due 2010
3.1.9	Certificate of Designation of Voting Power, Designation Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of 7% Series F Convertible Redeemable Preferred Stock Due 2010
3.1.10	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series G Cumulative Convertible Participating Preferred Stock and Qualifications, Limitation and Restrictions Thereof
3.1.11	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series H Convertible Participating Preferred Stock and Qualifications, Limitation and Restrictions Thereof
3.2	Restated By-laws of NEXTLINK Communications, Inc. (f/k/a NM Acquisition Corp.)

Exhibit Number	Description

3.3	Articles of Incorporation of NEXTLINK Capital, Inc. (Incorporated herein by reference to exhibit 3.3 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603))
3.4	By-laws of NEXTLINK Capital, Inc. (Incorporated herein by reference to exhibit 3.4 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603))
4.1.1	Form of stock certificate of 14% Senior Exchangeable Redeemable Preferred Shares (Incorporated herein by reference to exhibit 4.4 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.1.2	Form of stock certificate of Class A common stock (Incorporated herein by reference to exhibit 4.4 filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32001))
4.1.3	Form of stock certificate of 6 1/2% Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.1.3 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.1.4	Form of stock certificate of Series C Cumulative Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.4 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.1.5	Form of stock certificate of Series D Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.5 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.1.6	Form of stock certificate of 13 1/2% Series E Senior Redeemable Exchangeable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 4.3 filed with the Registration Statement on Form S-4 of Concentric Network Corporation, predecessor to NEXTLINK Communications, Inc. (Commission File No. 333-58641))
4.1.7	Form of stock certificate of 7% Series F Convertible Redeemable Preferred Stock Due 2010
4.1.8	Form of stock certificate of Series G Cumulative Convertible Participating Preferred Stock
4.1.9	Form of stock certificate of Series H Convertible Participating Preferred Stock
4.2.1	Indenture, dated as of April 25, 1996, by and among NEXTLINK Communications, Inc., NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee, relating to 12 1/2% Senior Notes due April 15, 2006, including form of global note (Incorporated herein by reference to exhibit 4.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. (the predecessor of NEXTLINK Communications, Inc.) and NEXTLINK Capital, Inc. (Commission File No. 333-4603))
4.2.2	First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc., NEXTLINK Communications, L.L.C., NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.6 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.2.3	Second Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc., NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.10 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
4.2.4	Third Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., NEXTLINK Capital, Inc., NEXTLINK Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee
4.3.1	Indenture dated September 25, 1997 between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9 5/8% Senior Notes due 2007 (Incorporated herein by reference to exhibit 4.7 filed with the Registration Statement on Form S-3 of NEXTLINK Communications, Inc. (Commission File No. 333-77577))

Exhibit Number	Description

4.3.2	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated September 25, 1997, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.11 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc.(Commission File No. 333-53975))
4.3.3	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated September 25, 1997, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., NEXTLINK Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee
4.4.1	Indenture, dated March 3, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9% Senior Notes due 2008 (Incorporated herein by reference to exhibit 4.7 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.4.2	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated March 3, 1998, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.12 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
4.4.3	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated March 3, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., NEXTLINK Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee
4.5.1	Indenture, dated April 1, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc., relating to the 9.45% Senior Discount Notes due 2008 (Incorporated herein by reference to exhibit 4.9 filed with the quarterly report on Form 10-Q for the quarterly period ended June 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.5.2	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 1, 1998, by and between NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.13 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
4.5.3	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated April 1, 1998, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., NEXTLINK Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee
4.6.1	Indenture, dated November 12, 1998, by and among NEXTLINK Communications, Inc. and United States Trust Company of New York, as trustee relating to the 10 3/4% Senior Notes due 2008 (Incorporated herein by reference to exhibit 4.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-71749))
4.6.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated November 12, 1998, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., NEXTLINK Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee
4.7.1	Indenture, dated June 1, 1999, by and among NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes due 2009 (Incorporated herein by reference to exhibit 4.16 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.7.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated June 1, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., NEXTLINK Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee
4.8.1	Indenture, dated June 1, 1999, by and among NEXTLINK Communications Inc. and United States Trust Company of Texas, as Trustee, related to the 12 1/4% Senior Discount Notes due 2009 (Incorporated herein by reference to exhibit 4.17 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

Exhibit Number	Description

4.8.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated June 1, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., NEXTLINK Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of Texas, as Trustee
4.9.1	Indenture, dated November 17, 1999, by and among NEXTLINK Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the 10 1/2% Senior Notes due 2009 (Incorporated herein by reference to exhibit 4.1(i) filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-30388))
4.9.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated November 17, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., NEXTLINK Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee
4.10.1	Indenture, dated November 17, 1999, by and among NEXTLINK Communications, Inc. and United States Trust Company of Texas, as Trustee, relating to the 12 1/8% Senior Discount Notes due 2009 (Incorporated herein by reference to exhibit 4.1(ii) filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-30388))
4.10.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated November 17, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., NEXTLINK Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of Texas, as Trustee
4.11.1	Indenture, dated as of December 18, 1997, between Concentric Network Corporation, as Issuer and predecessor to NEXTLINK Communications, Inc., and Chase Manhattan Bank and Trust Company, National Association, as Trustee (Incorporated herein by reference to exhibit 4.2 filed with the Registration Statement on Form S-4 of Concentric Network Corporation, predecessor to NEXTLINK Communications, Inc. (Commission File No. 333-45055))
4.11.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated December 18, 1997, by and among Concentric Network Corporation (predecessor to NEXTLINK Communications, Inc.), as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee
4.11.3	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated December 18, 1997, by and among Concentric Network Corporation, as Issuer and predecessor to NEXTLINK Communications, Inc., NEXTLINK Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee
4.12.1	Note and Warrant Purchase Agreement, dated June 19, 1997, by and between Concentric Network Corporation, predecessor to NEXTLINK Communications, Inc., and Williams Communications Group, Inc. (Incorporated herein by reference to exhibit 10.34 filed with the Registration Statement on Form S-1 of Concentric Network Corporation (Commission File No. 333-27241))
4.12.2	Warrant Agreement, dated as of December 18, 1997, between Concentric Network Corporation, predecessor to NEXTLINK Communications, Inc., and Chase Manhattan Bank and Trust Company, National Association, as warrant agent (Incorporated herein by reference to exhibit 10.45 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-45055))
4.12.3	Warrant Registration Rights Agreement, dated as of December 18, 1997, between Concentric Network Corporation, predecessor to NEXTLINK Communications, Inc., and the Initial Purchasers. (Incorporated herein by reference to exhibit 10.46 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-45055))
4.12.4	Stock Purchase Agreement by and between Concentric Network Corporation, predecessor to NEXTLINK Communications, Inc., and Southwestern Bell Internet Services, Inc., dated October 19, 1998 (Incorporated herein by reference to exhibit 10.60 filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 of Concentric Network Corporation)
4.12.5	Common Stock Purchase Warrant, dated June 29, 1999, issued to Microsoft Corporation by Concentric Network Corporation, predecessor to NEXTLINK Communications, Inc.
10.1.1	Stock Option Plan of NEXTLINK Communications, Inc.
10.1.2	Employee Stock Purchase Plan of NEXTLINK Communications, Inc.

Exhibit Number	Description

10.1.3	NEXTLINK Communications, Inc. Change of Control Retention Bonus and Severance Pay Plan (Incorporated herein by reference to exhibit 10.3 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.1.4	1995 Stock Incentive Plan for Employees and Consultants of Concentric Network Corporation (predecessor to NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 10.4 filed with the Registration Statement on Form S-1 of Concentric Network Corporation (predecessor to NEXTLINK Communications, Inc.) (Commission File No. 333-27241))
10.1.5	Amended and Restated 1996 Stock Plan of Concentric Network Corporation (predecessor to NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 10.5 filed with the Registration Statement on Form S-1 of Concentric Network Corporation (predecessor to NEXTLINK Communications, Inc.) (Commission File No. 333-27241))
10.1.6	1997 Stock Plan of Concentric Network Corporation (predecessor to NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 10.6 filed with the Registration Statement on Form S-1 of Concentric Network Corporation (predecessor to NEXTLINK Communications, Inc.) (Commission File No. 333-27241))
10.1.7	1999 Non-Statutory Stock Option Plan of Concentric Network Corporation (predecessor to NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 10.50 filed with the Annual Report on Form 10-KA for the year ended December 31, 1998 of Concentric Network Corporation(predecessor to NEXTLINK Communications, Inc.))
10.2.1	Registration Rights Agreement, dated as of January 15, 1997, between NEXTLINK Communications, Inc. and the signatories listed therein (Incorporated herein by reference to exhibit 10.4 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.2.2	Registration Rights Agreement, dated as of November 4, 1997, between NEXTLINK Communications, Inc. and Wendy P. McCaw (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.2.3	Registration Right Agreement, dated as of June 30, 1999, between NEXTLINK Communications, Inc. and Craig O. McCaw (Incorporated herein by reference to exhibit 10.6 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.2.4	Registration Rights Agreement dated as of January 20, 2000, between NEXTLINK Communications, Inc. and the purchasers listed on the signature pages thereto, relating to Class A common stock issuable upon conversion of Series C and D convertible preferred stock (Incorporated herein by reference to exhibit 10.7 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.2.5	Registration Rights Agreement, dated January 14, 1999, between NEXTLINK Communications, Inc. and the Holders referred to therein. (Incorporated herein by reference to exhibit 10.2 filed with the current report on Form 8-K filed on January 19, 1999)
10.2.6	Registration Right Agreement, dated as of June 16, 2000, between NEXTLINK Communications, Inc. (f/k/a NM Acquisition Corp.) and Craig O. McCaw (Incorporated herein by reference to exhibit 99.4 filed with the Current Report on Form 8-K filed on June 22, 2000 of NEXTLINK Communications, Inc.)
10.3.1	Employment Agreement, effective September 21, 1999, by and between Daniel Akerson and NEXTLINK Communications, Inc. (Incorporated herein by reference to exhibit 10.11 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.3.2	Letter agreement, dated June 9, 1998, between NEXTLINK Communications, Inc. and Jan Loichle (Incorporated herein by reference to exhibit 10.10 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.3.3	Employment Agreement, dated as of January 3, 2000, by and between Nathaniel A. Davis and NEXTLINK Communications, Inc. (Incorporated herein by reference to exhibit 10.11 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.3.4	Employment Agreement, dated as of June 16, 2000, by and between Henry R. Nothhaft and NEXTLINK Communications, Inc. (f/k/a NM Acquisition Corp.)

Exhibit Number	Description

10.4.1	Fiber Lease and Innerduct Use Agreement, dated February 23, 1998, by and between NEXTLINK Communications, Inc. and Metromedia Fiber Network, Inc. (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.4.2	Amendment No. 1 to Fiber Lease and Innerduct Use Agreement, dated March 4, 1998, by and between NEXTLINK Communications, Inc. and Metromedia Fiber Network, Inc. (Incorporated herein by reference to exhibit 10.6 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.5.1	Cost sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and INTERNEXT LLC. (Incorporated herein by reference to exhibit 10.8 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.5.2	Guaranty Agreement, dated July 18, 1998, between NEXTLINK Communications, Inc. and Level 3 Communications, LLC. (Incorporated herein by reference to exhibit 10.7 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.5.3	Amendment of Guaranty Agreement, dated as of June 16, 2000, between NEXTLINK Communications, Inc. (f/k/a NM Acquisition Corp.) and Level 3 Communications, L.L.C.
10.6.1	Credit and Guaranty Agreement, dated as of February 3, 2000, among NEXTLINK Communications, Inc., certain subsidiaries of NEXTLINK Communications, Inc., as guarantors, various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, Toronto Dominion (Texas), Inc., as administrative agent, Barclays Bank PLC, and The Chase Manhattan Bank, as co-documentation agents and Goldman Sachs Credit Partners L.P., and TD Securities (USA) Inc., as joint lead arrangers (Incorporated herein by reference to exhibit 10.1 filed with the current report on Form 8-K filed on February 16, 2000)
21	Subsidiaries of the Registrant (Incorporated herein by reference to exhibit 21 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
27	Financial Data Schedule

      (b)  Reports on Form 8-K

(1) Current Report on Form 8-K dated June 14, 2000 reporting under (a) Item 2 that NEXTLINK Communications Inc. merged with and into NM Acquisition Corp. and changed its name to NEXTLINK Communications Inc. Subsequently, Concentric Network Corporation merged with and into NEXTLINK Communications Inc., and (b) Current Report on Form 8-K dated June 14, 2000 reporting under Item 2 the merger with Concentric Network Corporation and related transactions and under Item 5 that NEXTLINK Communications Inc. had entered into an agreement with Forstmann Little & Co. under which Forstmann Little agreed to invest an additional $400 million in NEXTLINK Communications Inc.

(2) Current Report on Form 8-K dated April 28, 2000 reporting under Item 5 that NEXTLINK Communications, Inc. entered into an agreement in principle to purchase multiple European metro fiber optic networks, an inter-city Pan European fiber optic network and transatlantic fiber-optic capacity for $306 million and that NEXTLINK Communications, Inc. and Forstmann Little & Co. signed a commitment letter under which Forstmann Little will invest, through the purchase of NEXTLINK convertible preferred stock, an additional $400 million in NEXTLINK Communications, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NEXTLINK COMMUNICATIONS, INC.

By:	/s/ MARK S. GUNNING

Mark S. Gunning
Senior Vice President and
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 14, 2000

NEXTLINK CAPITAL, INC.

By:	/s/ MARK S. GUNNING

Mark S. Gunning
Senior Vice President and
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 14, 2000