Form 10-Q
period 2000-09-30
XO COMMUNICATIONS INC
filed 2000-11-14
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

Commission file number: 0-30900

XO Communications, Inc.
XO Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1983517

Washington	91-1716062

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

11111 Sunset Hills Road, Reston, VA	20190

(Address of principal executive offices)	(Zip Code)

(703) 547-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __ .

As of November 8, 2000, the number of shares of Class A and Class B common stock of XO Communications, Inc. issued and outstanding was 260,277,105 and 105,414,226, respectively, and there were 1,000 shares of common stock of XO Capital, Inc., all of which 1,000 shares were held by XO Communications, Inc.

XO Capital, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1(a). Financial Statements

XO Communications, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except for per share amounts)
(Amounts as of September 30, 2000 are unaudited)

	September 30,	December 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$985,527	$868,463

Marketable securities	1,724,643	1,013,301

Accounts receivable, net of allowance for doubtful accounts of $15,310 and $7,215, respectively	164,142	80,746

Other current assets	36,382	24,498

Pledged securities	26,465	40,759

Total current assets	2,937,159	2,027,767

Property and equipment, net of accumulated depreciation of $309,398 and $174,134, respectively	2,088,819	1,180,021

Investment in fixed wireless licenses, net	986,980	933,128

Goodwill and other intangibles, net	3,077,103	91,428

Other assets, net	251,866	364,764

Total assets	$9,341,927	$4,597,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$202,859	$81,841

Other accrued liabilities	223,547	119,795

Accrued interest payable	105,554	45,578

Current portion of long-term obligations	12,687	2,003

Total current liabilities	544,647	249,217

Long-term debt	4,365,996	3,733,342

Other long-term liabilities	31,359	15,319

Total liabilities	4,942,002	3,997,878

Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized: 13,073,900 and 12,324,796 shares issued and outstanding on September 30, 2000 and December 31, 1999, respectively; aggregate liquidation preference of $2,086,878 and $625,952 on September 30, 2000 and December 31, 1999, respectively	2,071,401	612,352

Stockholders’ equity (deficit):

Common Stock, par value $0.02 per share, stated at amounts paid in; Class A, 1,000,000,000 shares authorized, 258,932,392 and 150,457,264 shares issued and outstanding on September 30, 2000 and December 31, 1999, respectively; Class B, 120,000,000 shares authorized, 105,414,226 and 117,485,100 shares issued and outstanding on September 30, 2000 and December 31, 1999, respectively	4,402,782	1,139,232

Deferred compensation	(83,853)	(85,489)

Accumulated other comprehensive income	(55,665)	150,634

Accumulated deficit	(1,934,740)	(1,217,499)

Total stockholders’ equity (deficit)	2,328,524	(13,122)

Total liabilities and stockholders’ equity (deficit)	$9,341,927	$4,597,108

See accompanying notes to unaudited interim consolidated financial statements.

XO Communications, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenue	$224,254	$75,059	$470,753	$184,302

Costs and expenses:

Operating	144,107	59,328	317,015	156,395

Selling, general and administrative	169,082	71,322	374,452	182,755

Stock-based compensation	13,396	2,535	39,609	4,711

Depreciation	58,731	25,290	139,984	67,429

Amortization	175,634	3,166	216,788	11,177

In-process research and development	—	—	36,166	—

Total costs and expenses	560,950	161,641	1,124,014	422,467

Loss from operations	(336,696)	(86,582)	(653,261)	(238,165)

Interest income	50,248	24,428	141,347	61,713

Interest expense	(108,893)	(79,419)	(324,557)	(190,172)

Other income and expense, net	1,160	—	226,735	—

Net loss	$(394,181)	$(141,573)	$(609,736)	$(366,624)

Preferred stock dividends and accretion of preferred stock redemption obligation	(42,306)	(17,525)	(107,505)	(51,179)

Loss applicable to common shares	$(436,487)	$(159,098)	$(717,241)	$(417,803)

Loss per common share (basic and diluted)	$(1.20)	$(0.63)	$(2.33)	$(1.71)

Weighted average shares (basic and diluted)	362,802,391	250,753,388	307,774,101	244,714,684

See accompanying notes to unaudited interim consolidated financial statements.

XO Communications, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

OPERATING ACTIVITIES:

Net loss	$(609,736)	$(366,624)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	39,609	4,711

Equity in loss of affiliates	2,755	5,185

Gain on sale of investments	(226,539)	—

Depreciation and amortization	356,772	78,606

Accretion of interest on senior discount notes	87,608	43,875

In-process research and development	36,166	—

Changes in assets and liabilities:

Accounts receivable	(47,540)	(27,339)

Other assets	(14,590)	(16,708)

Accounts payable	37,621	(21,461)

Accrued expenses and other liabilities	99,311	68,211

Net cash used in operating activities	(238,563)	(231,544)

INVESTING ACTIVITIES:

Purchase of property and equipment	(853,710)	(395,953)

Investment in fixed wireless licenses	(37,302)	(488,490)

Maturity of pledged securities	24,335	21,135

Purchase of marketable securities	(14,028,863)	(2,545,574)

Maturity of marketable securities	13,382,089	2,521,135

Proceeds from the sale of equity investment	245,112	—

Cash acquired in acquisition, net	46,940	—

Investments in unconsolidated entities	(43,264)	—

Net cash used in investing activities	(1,264,663)	(887,747)

—Continued —

XO Communications, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

FINANCING ACTIVITIES:

Net proceeds from issuance of redeemable preferred stock	$1,248,901	$—

Repayment of capital leases and other obligations	(14,452)	(2,925)

Proceeds from issuance of common stock through employee benefit plans	65,967	20,356

Dividends paid on convertible preferred stock	(36,749)	(9,750)

Proceeds from issuance of senior notes, net of discount	—	1,000,000

Proceeds from sale of common stock	—	310,533

Costs incurred in connection with financing	(17,100)	(20,500)

Proceeds from draws on credit facility	375,000	—

Net cash provided by financing activities	1,621,567	1,297,714

Effect of exchange rate changes on cash	(1,277)	—

Net increase in cash and cash equivalents	117,064	178,423

Cash and cash equivalents, beginning of period	868,463	319,496

Cash and cash equivalents, end of period	$985,527	$497,919

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Noncash financing and investing activities:

Redeemable preferred stock dividends, paid in redeemable preferred shares	$52,496	$39,436

Accrued redeemable preferred stock dividends, payable in redeemable preferred shares, and accretion of preferred stock redemption obligation and issue costs	$4,816	$1,993

Common stock, options and warrants issued or assumed in acquisitions	$3,032,849	$350,648

Cash paid for interest	$186,014	$100,683

See accompanying notes to unaudited interim consolidated financial statements.

PART II. OTHER INFORMATION

XO Communications, Inc.
Notes to Interim Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

      The consolidated financial statements include XO Communications, Inc., formerly known as NEXTLINK Communications, Inc., a Delaware corporation, and its majority-owned subsidiaries (together with its predecessors, referred to, collectively, as the Company). The Company, through predecessor entities, was formed in September 1994 and, through its subsidiaries, provides competitive local, long distance and enhanced telecommunications and data transmission and related services in selected markets in the United States. The Company is majority controlled by Craig O. McCaw through shares of Class A and Class B common stock held by Eagle River Investments, LLC, an entity controlled by Mr. McCaw, and other shares of the Company’s Class A and Class B common stock owned by Mr. McCaw or over which he has voting control.

      The Company’s financial statements include 100% of the assets, liabilities and results of operations of subsidiaries of which the Company has control. The Company’s investments in unconsolidated companies in which it has a less than majority interest but exercises significant influence are accounted for using the equity method and are included in other assets. Investments in entities in which the Company has no significant influence are accounted for using the cost method and are also included in other assets. All significant intercompany accounts and transactions have been eliminated.

      The interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

      The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for interim periods. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      On June 15, 2000, the Company effected a two-for-one stock split in the form of a 100% stock dividend to holders of its common stock as of the June 1, 2000 record date. Share and per share data has been adjusted to reflect the stock dividend.

2.    Significant Transactions

      On June 16, 2000, the Company merged with Concentric Network Corporation (Concentric), a provider of high-speed digital subscriber line, or DSL, web hosting, e-commerce, and other Internet and data transmission services. In the merger (the Concentric merger), the Company issued shares of the Company’s Class A common stock and assumed liabilities of Concentric. The aggregate value of the common stock and the assumed liabilities was approximately $3.6 billion.

      The Concentric merger was acccounted for using the purchase method of accounting. The consideration and purchase price allocation were as follows (in thousands):

Stock issued	$2,542,356

Liabilities, warrants and options assumed	1,050,476

Consideration	$3,592,832

In-process technology	36,166

Fair value of intangible assets acquired	246,234

Fair value of tangible assets	384,861

Goodwill	2,925,571

$3,592,832

      As a result of the Concentric merger, each issued and outstanding share of Concentric common stock was converted into 1.2868 shares of the Company’s Class A common stock. Approximately 68 million shares of the Company’s Class A common stock were issued to Concentric common stockholders. The Company assumed all obligations under Concentric’s $150.0 million of 12 3/4% senior notes due 2007 outstanding at the time of the merger. The 12 3/4% senior notes rank pari passu with the Company’s other outstanding senior notes. Additionally, outstanding shares of Concentric’s preferred stock were converted into 195,079 shares of the Company’s 13 1/2% Series E senior redeemable exchangeable preferred stock due 2010, and 53,296 shares of the Company’s 7% Series F convertible redeemable preferred stock due 2010. The 7% Series F preferred stock is convertible into an aggregate of 1.7 million shares of the Company’s Class A common stock.

      In connection with the Concentric merger, outstanding warrants to purchase Concentric common stock were converted into warrants to acquire shares of the Company’s Class A common stock based on the 1.2868 exchange ratio applicable to the Concentric common stock. Also, the Company assumed certain Concentric employee stock option and other benefit plans. As a result of the Concentric merger, holders of Concentric options and warrants outstanding at the time of the merger received the right to acquire approximately 17.6 million shares of the Company’s Class A common stock in the aggregate.

      The results of operations of Concentric have been included in the accompanying condensed consolidated statements of operations of the Company from June 16, 2000, the date of acquisition. The accompanying condensed consolidated financial statements also reflect the allocation of the purchase price, which is subject to adjustment. The goodwill of $2.9 billion is being amortized on a straight-line basis over five years. Other acquired intangible assets which include developed technology, customer lists, work force and trade names are being amortized on a straight-line basis over four years.

      Of the $3.6 billion purchase price, $36.2 million was allocated to in-process technology. The Company retained professional appraisal consultants to assist the Company with the assessment and allocation of a portion of the purchase price to the in-process technology. These allocations represent the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the Concentric merger, the development of these projects had not yet reached technological feasibility and the technology had no alternative future uses. As such, the entire $36.2 million of in-process technology acquired was expensed as of the acquisition date.

      The pro forma operating results of the Company and Concentric for the nine months ended September 30, 2000 and 1999 have been prepared assuming the merger occurred on January 1, 1999 (dollars in thousands).

	Nine Months Ended
	September 30, 2000	September 30, 1999

Pro forma revenue	$577,134	$285,477

Pro forma net loss applicable to common shares	$(1,060,018)	$(967,333)

Pro forma loss per share	$(3.04)	$(3.09)

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

3.    Long Term Debt Financing

      In February 2000, the Company and certain of its subsidiaries, as guarantors, entered into a $1.0 billion secured credit facility (the facility) with various lenders. The facility is comprised of a $387.5 million senior secured multi-draw term loan A, a $225.0 million senior secured term loan B, and a $387.5 million revolving credit facility. At closing, the Company borrowed $150.0 million of the term loan A and the entire $225.0 million of the term loan B. As of September 30, 2000, no additional borrowings have been drawn under the facility.

      The security for the facility consists of all of the assets purchased with the proceeds of the facility, the stock of certain of the Company’s direct subsidiaries, all assets of the Company and, to the extent of $125.0 million of guaranteed debt, all assets of certain of the Company’s subsidiaries.

      Amounts drawn under the facility will bear interest, at the option of the Company, at an alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. Initially, the applicable margins for the term loan A and the revolving credit facility are 175 basis points over the alternate base rate and 275 basis points over LIBOR. After June 30, 2003, the applicable margins for the term loan A and the revolving credit facility range from 62 1/2 to 150 basis points over the alternate base rate and from 162 1/2 to 250 basis points over LIBOR, based on the ratio of the Company’s consolidated total debt to annualized consolidated EBITDA, as defined in the agreements relating to the credit facility. The applicable margin for the term loan B is fixed at 250 basis points over the alternate base rate and 350 basis points over LIBOR. Specific rates are determined by actual borrowings under each facility. Interest on the term loans and the revolving credit facility is payable on the earlier of the last day of each interest period, or each successive date three months after the first day of such interest period.

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

4.    Redeemable Preferred Stock

      In July 2000, the Company sold 268,750 shares of Series G cumulative convertible participating preferred stock and 131,250 shares of Series H convertible participating preferred stock to several investment funds controlled by Forstmann Little & Co. Each share of Series G and Series H stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The sale generated gross proceeds of $400.0 million. The Series G and Series H stock are convertible into shares of the Company’s Class A common stock at a conversion rate of $31.625 per share, and provide for a 3.75% annual dividend that is payable quarterly. The holders may convert the preferred stock into Class A common stock at any time after January 20, 2001.

      Shares of issued and outstanding preferred stock, redeemable in amounts equal to their respective aggregate liquidation preferences, are summarized in the table below (dollars in thousands):

	Shares Issued & Outstanding as of		Aggregate Liquidation Preference as of
	September 30, 2000	December 31, 1999	September 30, 2000	December 31, 1999

Series A 14% Senior Exchangeable Redeemable Preferred Shares(1)	9,445,213	8,324,796	$472,261	$425,952

Series B 6.5% Cumulative Convertible Preferred Stock(2)	2,122,795	4,000,000	106,140	200,000

Series C 3.75% Cumulative Convertible Participating Preferred Stock(3)	584,375	—	584,375	—

Series D 3.75% Convertible Participating Preferred Stock(3)	265,625	—	265,625	—

Series E 13.5% Senior Redeemable Exchangeable Preferred Stock(4)	201,663	—	203,932	—

Series F 7% Convertible Redeemable Preferred Stock(5)	54,229	—	54,545	—

Series G 3.75% Cumulative Convertible Participating Preferred Stock(6)	268,750	—	268,750	—

Series H 3.75% Convertible Participating Preferred Stock(6)	131,250	—	131,250	—

Total	13,073,900	12,324,796	$2,086,878	$625,952

(1)	The Company is required to redeem all of the Series A shares outstanding on February 1, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

(2)	The Company is required to redeem all of the Series B shares outstanding on March 31, 2010 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption. The Company may redeem the Series B shares any time after April 16, 2006 at a redemption price equal to 100% of the liquidation preference. In May 2000, certain holders of the 6 1/2% preferred stock converted their shares into approximately 8.1 million shares of the Company’s Class A common stock, based on the then current conversion rate of 4.58 shares of Class A common stock for each share of 6 1/2% preferred stock converted, in consideration for a cash payment by the Company of approximately $4.7 million, which has been reported as a preferred stock dividend in the second quarter of 2000.

(3)	Holders of the Series C and Series D shares may require the Company to redeem those shares during the 180-day period commencing January 20, 2010. The Company may redeem the Series C and Series D shares at any time after the later of January 20, 2005 and the date when the Company has redeemed its 12 1/2% Senior Notes due 2006 in full.

(4)	The Company is required to redeem the Series E shares at their liquidation preference, plus accumulated and unpaid dividends on June 1, 2010. The Company may redeem the Series E shares, in whole or in part, at any time on or after June 1, 2003, at redemption rates (expressed as a percentage of the liquidation preference) commencing with 106.75% on June 1, 2003 and declining to 100% on June 1, 2008, plus accumulated and unpaid dividends to the date of redemption. In addition, prior to June 1, 2001, the Company may, at its option, redeem up to a maximum of 35% of the initially issued Concentric Series B Preferred from the net proceeds of one or more public equity offerings or the sale of common stock to a strategic investor.

(5)	The Company is required to redeem the Series F shares at their liquidation preference, plus accumulated and unpaid dividends, on September 1, 2010. The Company may redeem the Series F shares, in whole or in part, at any time on or after June 1, 2003 at redemption rates commencing with 105.125% declining to 100% on June 1, 2010.

(6)	Holders of the preferred stock will also have the option of requiring redemption of the preferred stock during the 180-day period commencing on July 6, 2010. The Company may redeem the preferred stock at any time after the later of July 6, 2005 and the date when the Company has redeemed its 12 1/2% Senior Notes due 2006 in full.

      The Company’s authorized capital stock also includes 7,045,000 shares of preferred stock, net of shares designated as redeemable preferred stock set forth above, as to which the rights and terms have not yet been designated. The Company may issue shares of preferred stock in one or more series upon authorization by its Board of Directors. Under the Company’s Certificate of Incorporation, the Board of Directors has the authority to fix the rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

5.    Reclassifications

      Certain reclassifications have been made to prior period amounts in order to conform to the current presentation.

6.    Reportable Segments

      Following the Concentric merger, the Company instituted an integration plan such that the Company operates its business as one communications segment. The Company’s communications segment includes all of our products and services including data, voice and other services. These services have similar network operations and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that is divided into profit centers that are focused on geographic areas, or markets, within the United States and Europe, or that are focused on customers with a presence across geographical markets.

7.    Comprehensive Income

      Comprehensive income includes the Company’s net income, as well as changes in equity from other sources. The following table reflects the Company’s calculation of comprehensive income for the three and nine-month periods ended September 30, 2000 and 1999 (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Loss applicable to common stockholders	$(436,487)	$(159,098)	$(717,241)	$(417,803)

Other comprehensive income (loss):

Unrealized holding gains (losses) and foreign currency translation adjustments during the period	(50,325)	(37,951)	51,724	110,347

Less: Realized gains transferred to current period earnings	—	—	(258,023)	—

Other comprehensive (loss) income	(50,325)	(37,951)	(206,299)	110,347

Comprehensive loss applicable to common stockholders	$(486,812)	$(197,049)	$(923,540)	$(307,456)

      The Company’s changes in “other comprehensive (loss) income,” includes unrealized gains and losses on available-for-sale investments and it also includes foreign currency translation adjustments relating to the Company’s foreign operations. Realized gains transferred to current period earnings in the nine-month period ending September 30, 2000, relate to the sale of an equity investment.

PART I.      FINANCIAL INFORMATION

Item 1(b)     Financial Statements

XO Capital, Inc.
Balance Sheets
(Amounts as of September 30, 2000 are unaudited)

	September 30,	December 31,
	2000	1999

ASSETS

Cash	$—	$100

Receivable from parent	100	—

SHAREHOLDER’S EQUITY

Common stock, no par value, 1,000 shares authorized, issued and outstanding	$100	$100

Notes to Balance Sheets

1.    Description

      XO Capital, Inc. (XO Capital) is a Washington corporation and a wholly owned subsidiary of XO Communications, Inc. (XO). XO Capital was formed for the sole purpose of obtaining financing from external sources and is a joint obligor on the 12 1/2% Senior Notes due April 15, 2006 of XO and XO Capital. XO Capital was initially funded with a $100 contribution from a predecessor of XO and has had no operations to date. XO Capital’s sole source for the repayment of the 12 1/2% Senior Notes will be from the operations of XO. Therefore, these balance sheets should be read in conjunction with the consolidated financial statements of XO.

2.    Basis of Presentation

      The interim financial statements are unaudited and have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with XO Capital’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

PART I.       FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

Our Business and Assets

      Since 1996, we have provided high-quality bundled local and long distance, as well as dedicated voice telecommunications services to the rapidly growing business market. We have expanded our services, through our acquisition of Concentric Network Corporation on June 16, 2000, to offer a complete, single source communications solution to our customers by combining our data and voice services. Our data services include the following:

•	Internet Access. Our Internet access offerings, enabled by significant peering arrangements, include dedicated access facilities targeted at businesses that desire single or multipoint high-speed, dedicated connections to the Internet, at speeds ranging from 56 Kbps to 45 Mbps, and digital subscriber line, or DSL, services that include a wide range of dedicated access speeds.

•	Virtual Private Network. Our virtual private network, or VPN, services enable customers to deploy tailored, Internet Protocol-based mission-critical business applications for secure internal enterprise, business-to-business and business-to-customer data communications among geographically dispersed locations, while also affording high-speed access to the Internet.

•	Hosting Services. We offer a range of applications hosting services, including hosting and Web site traffic management solutions for Internet-centric businesses, and Web hosting, e-commerce, and streamed media services designed for small-to-medium sized businesses. Together, these Web hosting services manage a customer’s Web-based infrastructure and operational needs allowing customers to focus on their Web-based content. In addition, we provide server management tools and services to completely manage customers’ servers for them.

•	Ethernet Services. We launched a suite of Ethernet services, including Gigabit Ethernet, or GigE, in selected markets in November, and we expect to launch those services throughout most of our 53 markets in the United States by mid-next year. Our Gigabit Ethernet solution is designed to connect customers’ local area networks, or LANs, within a metropolitan area, using extensive metro fiber assets currently spanning more than 4,300 route miles. These assets, combined with our suite of Ethernet services, are expected to yield private networking data speeds ranging from 10 to 100 Mbps and 1 Gbps connections which are designed to both simplify the customers’ network connections and significantly reduce customers’ costs.

      To complement these service offerings, in September 2000, we introduced revolutionary flat rate service packages throughout all of our 53 domestic markets. These convenient packages combine local, long distance, Internet Access and web hosting (including e-mail and domain registration) services designed specifically for small and medium-sized businesses.

      We believe that increasing usage of both telephone service and newer data application and information services will continue to increase demand for telecommunications capacity, and for new telecommunications services and applications. To serve our customers’ broad and expanding telecommunications needs, we have assembled a unique collection of high-bandwidth, local and inter-city network assets, both in North America and Europe. We intend to integrate these assets with advanced communications technologies and services to become one of the leading global providers of comprehensive communications services.

      To accomplish this, we have:

•	built 33 metropolitan broadband fiber optic networks in 19 states, generally focused on the central business districts of the cities we serve, and we are continuing to build additional networks;

•	become the nation’s largest holder of fixed wireless spectrum by acquiring Federal Communications Commission, or FCC, licenses covering 95% of the population of the 30 largest U.S. cities, which we will use to extend the reach of our networks to additional customers;

•		acquired rights to use unlit fiber optic strands, known as dark fiber, and an empty conduit that will allow us to deploy additional fiber optic strands in a North American inter-city broadband network now being completed that will traverse over 16,000 miles and to connect more than 50 cities in the United States and Canada, including most of the major metropolitan markets that our current and planned local networks serve;

•		announced plans to expand our existing European operations pursuant to a non-binding agreement in principle providing for the purchase of:

	•	five metropolitan networks in London, Frankfurt, Brussels, Amsterdam and Paris,

	•	rights to multiple dark fibers on a 3,700 mile inter-city network that will connect 21 cities through five European countries and

	•	transatlantic fiber optic capacity connecting North America and Europe, initially at 2.5 Gbps and expanding to 10 Gbps by the end of 2002; and

•		acquired, through a Canadian joint venture, six broadband fixed wireless spectrum licenses covering Toronto, Montreal, Vancouver, Ottawa, Edmonton, Calgary and surrounding areas, which the joint venture plans to use, in conjunction with other network assets, to offer data and voice services comparable to those offered in the U.S.

      Our local and inter-city networks employ fiber optic technology, which uses light waves to transmit signals over cables consisting of many glass fiber strands. Fiber optic strands have enough capacity to carry tens of thousands times more traffic than traditionally-configured copper wire. In our newer markets, we install as many as 400 advanced fiber strands in each network, with built-in capacity for future growth. Our North American inter-city network will consist of 24 of the most advanced fiber strands and an empty conduit through which we can deploy numerous additional fiber strands. Recent advances in transmission technology, notably dense wave division multiplexing, or DWDM, have substantially increased the effective capacity of advanced fiber strands.

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

      We have recently begun the first phase of an expansive migration to packet-based switching technology, which is expected to deliver the full range of traditional and enhanced local and long distance services and to increase our ability to efficiently handle an increasing amount of ISP traffic. We plan to deploy an Internet Protocol (IP)-based next-generation telecommunications switching platform, including soft-switch technology, throughout our North American fiber optic network over the next 18 months. Soft-switch technology is expected to allow us to realize cost savings both in reduced equipment cost and reduced physical co-location space needs. Additionally, switches using soft-switch technology are expected to be quickly scaleable and have capabilities to launch new and enhanced services.

      Another key component of our strategy is to own or control the physical connection for the short distance between our customers’ facilities and our networks. To make this connection, today we frequently lease the existing copper telephone wires from the dominant local telephone company. To reduce our reliance on these leased connections, we intend to increase the number of customers connected directly to our networks. In some cases, we will make this direct connection by constructing a new fiber optic extension from our network to the customer’s premises. In other cases, using our fixed wireless spectrum, we will deploy a high-bandwidth wireless connection between an antenna on the roof of the customer’s premises and an antenna attached to our fiber rings. These wireless connections offer high-quality broadband capacity and, in many cases, cost less than fiber to install. We have deployed wireless direct connections to our networks in 17 markets, and plan to have them deployed in a total of 25 markets by the end of 2000.

      We are also deploying DSL technology to meet the high bandwidth needs of those customers whose connection to our network remains over copper wire. DSL technology increases the effective capacity of existing copper telephone wires. We are installing DSL equipment to provide these services ourselves, and we also resell other providers’ DSL services.

2000 Transactions and Developments

Name Change

      In September 2000, in connection with the launch of our flat rate service packages, we announced that the XO Communications name would replace the NEXTLINK and Concentric brands in the marketplace, which is reflective of our core business strengths and signifies our transformation into a full-service, integrated broadband communications provider offering services that are both simple to use and understand. We began trading under the new ticker symbol (NASDAQ:XOXO) on Tuesday, September 26, 2000.

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

Acquisition of Interest in North American Inter-City Network

      On June 16, 2000, Craig O. McCaw contributed to us his interest in the joint venture with us that owns exclusive interests in multiple “dark” fibers and empty conduits in a North American inter-city telecommunications network currently under construction. We now own all of these exclusive interests. In exchange for his interest, Mr. McCaw received approximately 6.8 million shares of our Class A common stock and we assumed $9.9 million in liabilities. In connection with this acquisition, we granted Mr. McCaw certain registration rights with respect to the Class A common stock issued to Mr. McCaw in the exchange. Mr. McCaw is a member of our board of directors and controls Eagle River Investments, L.L.C., our largest stockholder.

RESULTS OF OPERATIONS

Comparison of Financial Results

      Revenue grew 198.8% to $224.3 million during the third quarter of 2000 from $75.1 million in the same period in 1999. Year to date revenue of $470.8 million represented a 155.4% increase from the $184.3 million in revenue for the comparable period in 1999. In June 2000, we consummated a merger with Concentric which contributed to the increase in revenue over the comparable periods in 1999. Revenue reported consisted of the following components (in thousands):

	Three Months			Nine months
	Ended September 30,			Ended September 30,

	2000	1999	% Change	2000	1999	% Change

Data services	$117,940	$13,838	752.3%	$194,114	$32,094	504.8%
Voice services	103,943	58,365	78.1%	273,888	149,030	83.8%

Other services	2,371	2,856	(17.0%)	2,751	3,178	(13.4%)

Total revenue	$224,254	$75,059	198.8%	$470,753	$184,302	155.4%

      Data services includes revenue from Internet access, network access, and web hosting. Internet access services include services marketed to enterprise customers, such as dedicated access facilities and DSL services, and residential and small business dial-up access services which offers access at speeds up to 56 kbps across the United States and Canada. Network access services include primarily dedicated and VPN services, which enable customers to deploy tailored, IP-based business applications for internal enterprise, business-to-business and business-to-customer data communications on the private network while also affording high-speed access to the Internet. Applications hosting services include sophisticated high-end hosting and Web site traffic management solutions for Internet-centric businesses, in addition to web hosting, e-commerce and streamed media services designed for small-to-medium sized businesses. At September 30, 2000, we had 23,140 DSL lines in service. With respect to dedicated web hosting services, we had 2,582 managed servers residing in our 8 data centers. Hosted websites over shared servers totaled 212,327.

      Voice services revenue, consisting of bundled local and long distance, prepaid call processing, and other voice services including shared tenant services, interactive voice response, or IVR, and stand-alone long distance services, grew 78.1% to $103.9 million for the third quarter of 2000 from $58.4 million in the same period of 1999. For the nine months ended September 30, 2000, voice services revenue grew 83.8% to $273.9 million from $149.0 million for the comparable period in 1999. This revenue growth can be attributed primarily to an increase in customer access lines installed, which was driven by growth in our existing markets as well as by new markets launched. At September 30, 2000, access lines in service totaled 737,433 compared to 349,154 as of September 30, 1999, an increase of 111.2%. Access line installations grew 69.3% to 110,271 and 76.8% to 309,398 for the three and nine months ended September 30, 2000 compared to 65,133 and 174,972 for the same periods of 1999.

      The table below provides expenses by classification and as a percentage of revenue (dollars in thousands):

		Three Months Ended
	September 30, 2000		September 30, 1999

	Amount	% of Revenue	Amount	% of Revenue

Costs and expenses:

Operating	$144,107	64.3%	$59,328	79.0%

Sales, general and administrative	169,082	75.4%	71,322	95.0%

Stock-based compensation	13,396	6.0%	2,535	3.4%

Depreciation	58,731	26.2%	25,290	33.7%

Amortization	175,634	78.3%	3,166	4.2%

		Nine Months Ended
	September 30, 2000		September 30, 1999

	Amount	% of Revenue	Amount	% of Revenue

Costs and expenses:

Operating	$317,015	67.3%	$156,395	84.9%

Sales, general and administrative	374,452	79.5%	182,755	99.2%

Stock-based compensation	39,609	8.4%	4,711	2.6%

Depreciation	139,984	29.7%	67,429	36.6%

Amortization	216,788	46.1%	11,177	6.1%

      Operating expenses consist of costs directly related to providing facilities-based network and enhanced communications services, and also include salaries, benefits and related costs of operations and engineering personnel. Operating expenses increased 142.9% in the third quarter of 2000 to $144.1 million, an increase of $84.8 million over the same period in 1999. For the nine months ended September 30, 2000, operating expenses increased 102.7% to $317.0 million from $156.4 million over the same period in 1999. The increase was attributable to increased network costs related to provisioning higher volumes of local, long distance and enhanced communications services, an increase in employees, and an increase in other related costs primarily to expand our switched local and long distance service businesses in existing and planned markets as well as the inclusion of Concentric operating expenses from June 16, 2000, the date the Concentric merger was completed. We expect operating expenses to continue to increase in future periods in connection with our growth and expansion plans, but to decrease as a percentage of revenue.

      Selling, general and administrative, or SG&A, expenses include salaries, benefits and related personnel costs for non-operating and non-engineering personnel, facilities expenses, sales and marketing, information systems costs, consulting and legal fees. SG&A increased 137.1% to $169.1 million in the third quarter of 2000 from $71.3 million in the third quarter of 1999. For the nine months ended September 30, 2000, SG&A increased 104.9% to $374.5 million from $182.8 million in the same period of 1999. Consistent with the cost drivers of our operating expenses, the increase was primarily due to an increase in the number of our employees, and other costs associated with the expansion of our local and long distance service businesses in our existing and planned markets, as well as the inclusion of Concentric SG&A expenses from the merger date. We expect SG&A to continue to increase in future periods in connection with growth and expansion plans.

      Stock-based compensation expense was recorded in connection with compensatory stock options granted to employees and also includes the cost associated with restricted stock granted to certain key Concentric officers and employees in connection with the Concentric merger. Compensation expense is recognized over the vesting periods of compensatory stock options based on the excess of the fair value of the stock options at the date of grant over the exercise price. Stock-based compensation expense increased $10.9 million in the third quarter of 2000 to $13.4 million relative to $2.5 million in the third quarter of 1999. For the nine months ended September 30, 2000, stock-based compensation expense increased $34.9 million to $39.6 million from $4.7 million in the same period of 1999. The increase was due to the issuance of compensatory stock options to senior executives during the latter half of 1999 and in the first half of 2000 and the issuance and accrual for issuance of restricted stock to Concentric employees in association with the Concentric merger.

      Depreciation expense increased 132.2% to $58.7 million from $25.3 million in the third quarter of 1999. For the nine months ended September 30, 2000, depreciation expense increased 107.6% to $140.0 million from $67.4 million in the same period of 1999. The increase was primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, network electronics and related equipment and the impact of Concentric’s depreciation expense included from the merger date. We expect depreciation expense to continue to increase as we expand our networks and install additional equipment associated with data and voice technologies.

      Amortization expense increased $172.5 million to $175.6 million in the third quarter of 2000 and $205.6 million to $216.8 million for the nine months ended September 30, 2000 due to amortization of additional goodwill and intangible assets arising from the Concentric merger.

      Interest expense increased 37.1% to $108.9 million from $79.4 million in the third quarter of 1999. For the nine months ended September 30, 2000, interest expense increased 70.7% to $324.6 million from $190.2 million in the same period of 1999. The increase was primarily due to an increase in our average outstanding indebtedness over the respective periods, resulting, to a large extent, from the issuance of senior notes in June 1999 and November 1999, a $375.0 million draw on our senior secured credit facility in the first quarter of 2000, and the inclusion of interest expense associated with Concentric’s senior notes, from the merger date. For more information, see “Liquidity and Capital Resources.”

      Interest income increased 105.7% to $50.2 million from $24.4 million in the third quarter of 1999. For the nine months ended September 30, 2000, interest income increased 129.0% to $141.3 million from $61.7 million in the same period of 1999. The increase in interest income corresponds with the increase in our cash and investment balances.

      We reported a net loss of $394.2 million for the third quarter of 2000 compared to a net loss of $141.6 million for the same quarter of 1999. The increased loss is a result of increases in costs associated with the expansion of our business through internal growth and acquisition of new businesses. For the nine months ended September 30, 2000, we reported a net loss of $609.7 million compared to a net loss of $366.6 million for the nine months ended September 30, 1999. The net loss for the nine month period ended September 30, 2000, takes into account our $226.5 million gain on sale of investment.

Other Operating Data

      The table below summarizes EBITDA, both in amount and as a percentage of revenue. EBITDA is our operating loss adjusted for stock based compensation, depreciation, amortization and in-process technology write-offs for the periods noted (dollars in thousands):

		Three Months Ended				Nine months Ended
	September 30, 2000		September 30, 1999		September 30, 2000		September 30, 1999

	Amount	% of Revenue	Amount	% or Revenue	Amount	% of Revenue	Amount	% or Revenue

EBITDA	$(88,935)	(39.7%)	$(55,591)	(74.1%)	$(220,714)	(46.9%)	$(154,848)	(84.0%)

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

      The table below provides selected additional key operating data:

	As of September 30,		Yr. Over Yr.	As of Dec. 31,	9 month
	2000	1999	Change	1999	Change

Operating data (1):

Route miles (2)	8,677	3,905	4,772	4,285	4,392

Fiber miles (3)	572,674	338,705	233,969	378,200	194,474

On-net buildings connected (4)	1,761	1,163	598	1,320	441

Off-net buildings connected (5)	47,221	20,047	27,174	28,656	18,565

Voice switches operational	34	28	6	32	2

ATM switches operational	46	—	46	—	46

Access lines in service (6)	737,433	349,154	388,279	428,035	309,398

DSL lines in service (7)	23,140	—	23,140	—	23,140

Managed servers (8)	2,582	—	2,582	—	2,582

Hosted shared websites (9)	212,327	—	212,327	—	212,327

Data centers operational	8	—	8	—	8

Employees	6,757	3,254	3,503	3,500	3,257

(1)	The operating data for all periods presented include the statistics of the Las Vegas network, which we manage and in which we have a 40% membership interest.

(2)	Route miles refers to the number of operational miles of the telecommunications path in which leased or Company-owned fiber optic cables are installed. These include metro and intercity miles.

(3)	Fiber miles refers to the number of operational route miles installed along a telecommunications path, multiplied by our estimate of the number of fibers along that path. These include metro and intercity miles.

(4)	Represents buildings physically connected to our networks, excluding those connected by unbundled incumbent local exchange carrier facilities.

(5)	Represents buildings connected to our networks through leased or unbundled incumbent carriers facilities.

(6)	Represents the number of access lines in service for which we are billing services. We define an access line as a telephone connection between a customer purchasing local telephone services and our network. This connection does not include the concept of access line equivalents, or ALEs, and is a one-for-one relationship with no multipliers used for trunk ratios, except for those trunks over which primary rate interface, or PRI, service is provided, which are counted as 23 access lines.

(7)	The number of digital subscriber lines for which the Company is billing service. DSL is dedicated access technology that allows high speed digital service over regular telephone lines via modems.

(8)	The number of Company or customer owned servers that are dedicated to hosting a single customer’s websites which reside in our data centers.

(9)	The number of websites that are hosted for multiple customers on shared servers.

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

Capital Uses

      During the first nine months of 2000, cash used in operating activities was $238.6 million, compared to $231.5 million used in the same period in the prior year. The increase in cash used was primarily due to the timing of expenditures and customer receipts.

      During the first nine months of 2000, cash used in investing activities was $1,264.7 million, compared to $887.7 million used in the same period in the prior year. Our investment in property and equipment increased from $396.0 million for the first nine months of 1999 to $853.7 million for the same period of 2000. This increase was offset by a decrease in investments in fixed wireless licenses year-over-year from $488.5 million invested in the first nine months of 1999 to $37.3 million for the nine months ended September 30, 2000. The increase in cash used in investing activities for the first nine months of 2000 also was offset partially due to the receipt of $245.1 million from the sale of an equity investment and $46.9 million of net cash acquired in the Concentric merger.

      We expect that our business will continue to require substantial amounts of cash expenditures to fund operations and capital expenditures in 2000 and beyond relating to our existing and planned network development and operations. These funds are expected to relate to:

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

Acquired Debt and Redeemable Preferred Stock

      In connection with the Concentric merger, we assumed the payment obligations and all other covenants required to be performed or observed by Concentric with respect to the $150 million of Concentric’s 12 3/4% senior notes due 2007 outstanding at the time of the merger. The 12 3/4% senior notes rank pari passu with our other outstanding senior notes. With the consent of the holders of Concentric’s 12 3/4% senior notes due 2007, and in consideration for the payment of a consent fee of approximately $3.0 million, we conformed certain covenants contained in the indenture relating to Concentric’s senior notes to corresponding covenants in our 10 1/2% senior notes due 2009. We may redeem the 12 3/4% senior notes, in whole or in part, at any time on or after December 15, 2002, at redemption rates (expressed as a percentage of the principal amount) commencing with 106.375% on December 15, 2002, and declining to 100.0% on December 15, 2005, plus accrued and unpaid interest to the date of redemption.

      As a result of the Concentric merger, the 195,079 shares of Concentric’s 13 1/2% senior redeemable exchangeable preferred stock due 2010 outstanding at the time of the merger were converted into an equal number of shares of our 13 1/2% Series E senior redeemable exchangeable preferred stock, which has substantially identical terms as the Concentric 13 1/2% preferred stock. With the consent of the holders of Concentric’s 13 1/2% preferred stock, and in consideration for the payment of a consent fee of approximately $3.8 million, we conformed certain covenants contained in the certificate of designations relating to Concentric’s preferred stock to corresponding covenants in our 10 1/2% senior notes due 2009. Each share has a liquidation preference of $1,000 per share. The Company may redeem the Series E shares, in whole or in part, at any time on or after June 1, 2003, at redemption rates (expressed as a percentage of the liquidation preference) commencing with 106.75% on June 1, 2003 and declining to 100% on June 1, 2008, plus accumulated and unpaid dividends to the date of redemption. The Company is required to redeem the Series E shares at their liquidation preference, plus accumulated and unpaid dividends on June 1, 2010. On any scheduled dividend payment date, the Company may, at its option, exchange in whole, but not in part, the then outstanding Series E shares for 13 1/2% senior subordinated debentures due 2010 with a principal amount equal to the aggregate liquidation preference of the exchanged Series E shares. Dividends on the 13 1/2% preferred stock accrue at a rate of 13 1/2% per annum of the liquidation preference thereof and are payable quarterly in arrears. Dividends are payable in cash, except that on each dividend payment date occurring on or prior to June 1, 2003, dividends may be paid, at our option, by the issuance of additional shares of Series E preferred stock having an aggregate liquidation preference equal to the amount of such dividends.

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

Capital Resources

      As of September 30, 2000, we had unrestricted cash and marketable securities of $2,710.2 million. During the first nine months of 2000, cash provided by financing activities was $1,621.6 million, compared to $1,297.7 million in the same period in the prior year. We received $1,248.9 million, net of financing fees, from the issuance of preferred stock to Forstmann Little & Co. and $375.0 million from the draws on credit facility in the first nine months of 2000. During the same period in 1999, we received $1,000.0 million from a public offering of senior notes and $310.5 million from a public offering of our Class A common stock.

      Secured Credit Facility. In February 2000, we and certain of our subsidiaries, as guarantors, entered into a $1.0 billion secured credit facility with various lenders. The security for the facility consists of all of the assets purchased with the proceeds thereof, the stock of certain of our subsidiaries, all assets of the Company and, to the extent of $125.0 million of guaranteed debt, all assets of certain of our subsidiaries. A portion of the facility is available to provide working capital and for other general corporate purposes with the remainder available to provide financing for the construction, acquisition or improvement of telecommunication assets. The facility consists of a $387.5 million multi-draw term loan A, a $225.0 million term loan B, and a $387.5 million revolving facility. In addition, the facility may be increased by up to an additional $1.0 billion under certain circumstances. At closing, we borrowed $150.0 million of the term loan A and the entire $225.0 million of the term loan B. As of September 30, 2000, no additional borrowings had been made under the facility.

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

      Forstmann Little Investments. In December 1999, several investment funds controlled by Forstmann Little & Co. agreed to invest $850.0 million in the Company, to be used to expand our networks and services, introduce new technologies and fund our business plan. The investment was completed in January 2000. Forstmann Little & Co. invested an additional $400.0 million in the Company in July 2000 increasing their total investment to $1.25 billion. In the transactions, the investors acquired shares of four series of convertible preferred stock that together are convertible into Class A common stock at a conversion price of $31.625 per share and provide for a 3.75% dividend payable quarterly. The holders of these preferred shares may convert the preferred stock into Class A common stock at any time after January 20, 2001. We may redeem the Series C and Series D preferred stock at any time after the later of January 20, 2005 or the date we have redeemed our 12 1/2% Senior Notes due 2006 in full, and may redeem the Series G and Series H preferred stock at any time after the later of July 6, 2005 or the date when we have redeemed our 12 1/2% Senior Notes due 2006 in full. The holders of the Series C and Series D preferred shares will also have the option of requiring redemption of the preferred stock during the 180-day period commencing January 20, 2010. The holders of the Series G and Series H preferred shares will also have the option of requiring redemption of the preferred stock during the 180-day period commencing on July 6, 2010.

Liquidity Assessment

      We believe that the amounts available under the secured credit facility, cash and marketable securities on hand at September 30, 2000, and revenues from operations will provide sufficient funds for us to expand our business as planned and to fund operating losses into the latter half of 2001. However, the amount of future funding requirements will depend on a number of factors, including the success of our business, the dates at which we further expand our network, the types of services we offer, staffing levels, acquisitions and customer growth, as well as other factors that are not within our control including competitive conditions, government regulatory developments and capital costs. In the event our plan or assumptions change or prove to be inaccurate, or available borrowings under the secured credit facility, cash and investments on hand and cash generated from operations prove to be insufficient to fund our growth in the manner and at the rate currently anticipated, we may be required to delay or abandon some or all of our development and expansion plans or we may be required to seek additional sources of financing earlier than currently anticipated. In the event we are required to seek additional financing, there can be no assurance that such financing will be available on acceptable terms or at all.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

      Some statements and information contained in this report are not historical facts, but are “forward-looking statements”, as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	market development, the number of markets we expect to serve, and the expected number of addressable business lines in such markets;

•	network development, including those with respect to IP and ATM network and facilities development and deployment, switches using soft-switch technology, broadband fixed wireless technology, testing and installation, high speed technologies such as DSL, and matters relevant to our national network; and

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness.

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

NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard was initially proposed to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, however the FASB issued SFAS 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, and the effective date of this SFAS has been deferred until issuance by the FASB. Management believes that the adoption of SFAS 133 will not materially impact the Company’s results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      We currently have instruments sensitive to market risks relating to exposure to changing interest rates. As disclosed in the consolidated financial statements, we had $4,366.0 million in fixed rate debt and $2,071.4 million in fixed rate redeemable preferred stock as of September 30, 2000. We do not have significant cash flow exposure to changing interest rates on our long term debt and redeemable preferred stock because the interest rates are fixed. However, the estimated fair values of the fixed-rate debt and redeemable preferred stock are subject to market risk.

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

      There have been no material changes in market risk since December 31, 1999.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

      The Company, as successor to Concentric in the Concentric merger, is a defendant in a lawsuit filed in New Jersey state court on November 1, 1999. The complaint seeks statutory damages, treble damages, and injunctive relief under the Telephone Consumer Protection Act of 1991 and alleges that, in or about March and June 1999, 9Net Avenue, Inc. (9Net Avenue) transmitted unsolicited facsimiles advertising its services. Although Concentric purchased only the assets of 9Net Avenue and did not assume any liabilities related to 9Net Avenue’s activities prior to the October 1999 asset purchase, plaintiff contends that Concentric succeeded to any liability 9Net Avenue incurred in connection with the alleged faxes. The suit has been brought as a purported class action on behalf of all recipients of the allegedly unsolicited faxes. In October 2000, the trial judge in the case ruled that the requirements for a class action were not met. In October 2000, the plaintiffs representing the purported class filed an appeal of the class certification decision, which the New Jersey Court of Appeals has agreed to consider.

Item 2.    Changes in Securities and Use of Proceeds

      The initial public offering (IPO) of our Class A common stock took place in October 1997 (File No. 333-32001). The net proceeds we received from the offering totaled approximately $226.8 million. As of December 31, 1999, proceeds from the IPO remain available for future network build out and working capital requirements. We have raised additional funding from debt and additional equity offerings in 1998 through 2000. The proceeds from these recent offerings have been applied first in funding the expansion of our network and other working capital requirements.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

      On September 11, 2000, our Board of Directors approved an amendment to our certificate of incorporation to change the name of the company to the XO Communications, Inc. This amendment also was approved by two of our stockholders, Eagle River Investments, L.L.C. and Wendy P. McCaw, by a written consent in lieu of stockholder meeting, dated September 11, 2000, pursuant to Section 228(a) of the Delaware General Corporation Law. As of September 11, 2000, Eagle River and Mrs. McCaw together held shares of our Class A and Class B common stock that represent shares with a majority of the total number of votes attributable to all shares of outstanding capital stock entitled to vote for the amendment. Because we are a corporation organized under the laws of the State of Delaware, our stockholders may take action by written consent without a meeting. The Board has not solicited any proxies or consents from any other stockholders in connection with this action. The amendments became effective on October 25, 2000, 20 days following the date on which we mailed an information statement with respect to the amendment to stockholders of XO, in accordance with rules of the Securities and Exchange Commission.

Item 5.    Other Information

                   None.

Item 6.    Exhibits and Reports on Form 8-K

                    (a)  Exhibits

3.1.1	—	Amended and Restated Certificate of Incorporation of XO Communications, Inc. (f/k/a NM Acquisition Corp.) (Incorporated herein by reference to exhibit 3.1.1 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.1.2	—	Certificate of Amendment of Certificate of Incorporation of XO Communications, Inc. (f/k/a NM Acquisition Corp.) (Incorporated herein by reference to exhibit 3.1.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.1.3	—	Certificate of Amendment of Certificate of Incorporation of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 3.1.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.1.4	—	Certificate of Amendment of Certificate of Incorporation of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.)

3.2.1	—	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 14% Series A Senior Exchangeable Redeemable Preferred Shares and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.4 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.2	—	Certificate of Designation of Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 6 1/2% Series B Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.5 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.3	—	Certificate of Designation of Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series C Cumulative Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.6 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.4	—	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series D Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.7 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.5	—	Certificate of Designation of Voting Power, Designation Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of 13 1/2% Series E Senior Redeemable Exchangeable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 3.1.8 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.6	—	Certificate of Designation of Voting Power, Designation Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of 7% Series F Convertible Redeemable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 3.1.9 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.7	—	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series G Cumulative Convertible Participating Preferred Stock and Qualifications, Limitation and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.10 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.8	—	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series H Convertible Participating Preferred Stock and Qualifications, Limitation and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.11 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.3	—	Restated By-laws of XO Communications, Inc. (f/k/a NM Acquisition Corp.) (Incorporated herein by reference to exhibit 3.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.4	—	Articles of Incorporation of XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.) (Incorporated herein by reference to exhibit 3.3 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. and NEXTLINK Capital, Inc. (Commission File No. 333-4603))

3.5	—	By-laws of XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.) (Incorporated herein by reference to exhibit 3.4 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. and NEXTLINK Capital, Inc. (Commission File No. 333-4603))

4.1.1	—	Form of stock certificate of 14% Senior Exchangeable Redeemable Preferred Shares (Incorporated herein by reference to exhibit 4.4 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.1.2	—	Form of stock certificate of Class A common stock (Incorporated herein by reference to exhibit 4.4 filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32001))

4.1.3	—	Form of stock certificate of 6 1/2% Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.1.3 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.1.4	—	Form of stock certificate of Series C Cumulative Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.4 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.1.5	—	Form of stock certificate of Series D Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.5 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.1.6	—	Form of stock certificate of 13 1/2% Series E Senior Redeemable Exchangeable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 4.3 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-58641))

4.1.7	—	Form of stock certificate of 7% Series F Convertible Redeemable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 4.1.7 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.1.8	—	Form of stock certificate of Series G Cumulative Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.8 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.1.9	—	Form of stock certificate of Series H Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.9 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.2.1	—	Indenture, dated as of April 25, 1996, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee, relating to 12 1/2% Senior Notes due April 15, 2006, including form of global note (Incorporated herein by reference to exhibit 4.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. and NEXTLINK Capital, Inc. (Commission File No. 333-4603))

4.2.2	—	First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), NEXTLINK Communications, L.L.C. (predecessor to XO Communications, Inc.), NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.6 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.2.3	—	Second Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.10 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))

4.2.4	—	Third Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., NEXTLINK Capital, Inc., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.2.4 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.3.1	—	Indenture dated September 25, 1997 between United States Trust Company, as Trustee and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), relating to the 9?% Senior Notes due 2007 (Incorporated herein by reference to exhibit 4.7 filed with the Registration Statement on Form S-3 of NEXTLINK Communications, Inc. (Commission File No. 333-77577))

4.3.2	—	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated September 25, 1997, by and between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.11 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))

4.3.3	—	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated September 25, 1997, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.3.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.4.1	—	Indenture, dated March 3, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), relating to the 9% Senior Notes due 2008 (Incorporated herein by reference to exhibit 4.7 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.4.2	—	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated March 3, 1998, by and between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.12 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))

4.4.3	—	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of March 3, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.4.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.5.1	—	Indenture, dated April 1, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), relating to the 9.45% Senior Discount Notes due 2008 (Incorporated herein by reference to exhibit 4.9 filed with the quarterly report on Form 10-Q for the quarterly period ended June 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.5.2	—	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 1, 1998, by and between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.13 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))

4.5.3	—	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of April 1, 1998, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.5.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.6.1	—	Indenture, dated November 12, 1998, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as trustee relating to the 10 3/4% Senior Notes due 2008 (Incorporated herein by reference to exhibit 4.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-71749))

4.6.2	—	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of November 12, 1998, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.6.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.7.1	—	Indenture, dated June 1, 1999, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes due 2009 (Incorporated herein by reference to exhibit 4.16 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.7.2	—	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of June 1, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.7.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.8.1	—	Indenture, dated June 1, 1999, by and among NEXTLINK Communications Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of Texas, as Trustee, related to the 12 1/4% Senior Discount Notes due 2009 (Incorporated herein by reference to exhibit 4.17 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.8.2	—	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of June 1, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of Texas, as Trustee (Incorporated herein by reference to exhibit 4.8.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.9.1	—	Indenture, dated November 17, 1999, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee, relating to the 10 1/2% Senior Notes due 2009 (Incorporated herein by reference to exhibit 4.1(i) filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-30388))

4.9.2	—	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of November 17, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.9.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.10.1	—	Indenture, dated November 17, 1999, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of Texas, as Trustee, relating to the 12 1/8% Senior Discount Notes due 2009 (Incorporated herein by reference to exhibit 4.1(ii) filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-30388))

4.10.2	—	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of November 17, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of Texas, as Trustee (Incorporated herein by reference to exhibit 4.10.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.11.1	—	Indenture, dated as of December 18, 1997, between Concentric Network Corporation (predecessor to XO Communications, Inc.), as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee (Incorporated herein by reference to exhibit 4.2 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-45055))

4.11.2	—	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated December 18, 1997, by and among Concentric Network Corporation (predecessor to XO Communications, Inc.), as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee (Incorporated herein by reference to exhibit 4.11.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.11.3	—	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated December 18, 1997, by and among Concentric Network Corporation, as Issuer and predecessor to XO Communications, Inc., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee (Incorporated herein by reference to exhibit 4.11.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.12.1	—	Note and Warrant Purchase Agreement, dated June 19, 1997, by and between Concentric Network Corporation (predecessor to XO Communications, Inc.) and Williams Communications Group, Inc. (Incorporated herein by reference to exhibit 10.34 filed with the Registration Statement on Form S-1 of Concentric Network Corporation (Commission File No. 333-27241))

4.12.2	—	Warrant Agreement, dated as of December 18, 1997, between Concentric Network Corporation (predecessor to XO Communications, Inc.) and Chase Manhattan Bank and Trust Company, National Association, as warrant agent (Incorporated herein by reference to exhibit 10.45 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-45055))

4.12.3	—	Warrant Registration Rights Agreement, dated as of December 18, 1997, between Concentric Network Corporation (predecessor to XO Communications, Inc.) and the Initial Purchasers. (Incorporated herein by reference to exhibit 10.46 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-45055))

4.12.4	—	Stock Purchase Agreement by and between Concentric Network Corporation (predecessor to XO Communications, Inc.) and Southwestern Bell Internet Services, Inc., dated October 19, 1998 (Incorporated herein by reference to exhibit 10.60 filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 of Concentric Network Corporation)

4.12.5	—	Common Stock Purchase Warrant, dated June 29, 1999, issued to Microsoft Corporation by Concentric Network Corporation (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 4.12.5 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

10.1.1	—	Stock Option Plan of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 10.1.1 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

10.1.2	—	Employee Stock Purchase Plan of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 10.1.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

10.1.3	—	Change of Control Retention Bonus and Severance Pay Plan of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 10.3 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.1.4	—	1995 Stock Incentive Plan for Employees and Consultants of Concentric Network Corporation (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.4 filed with the Registration Statement on Form S-1 of Concentric Network Corporation (Commission File No. 333-27241))

10.1.5	—	Amended and Restated 1996 Stock Plan of Concentric Network Corporation (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.5 filed with the Registration Statement on Form S-1 of Concentric Network Corporation (Commission File No. 333-27241))

10.1.6	—	1997 Stock Plan of Concentric Network Corporation (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.6 filed with the Registration Statement on Form S-1 of Concentric Network Corporation (Commission File No. 333-27241))

10.1.7	—	1999 Non-Statutory Stock Option Plan of Concentric Network Corporation (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.50 filed with the Annual Report on Form 10-KA for the year ended December 31, 1998 of Concentric Network Corporation)

10.2.1	—	Registration Rights Agreement, dated as of January 15, 1997, between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc. and the signatories listed therein (Incorporated herein by reference to exhibit 10.4 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.2.2	—	Registration Rights Agreement, dated as of November 4, 1997, between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and Wendy P. McCaw (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.2.3	—	Registration Right Agreement, dated as of June 30, 1999, between NEXTLINK Communications, Inc. and Craig O. McCaw (Incorporated herein by reference to exhibit 10.6 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.2.4	—	Amended and Restated Registration Rights Agreement dated as of July 6, 2000, between XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and the purchasers listed on the signature pages thereto, relating to Class A common stock issuable upon conversion of Series C, Series D, Series G and Series H convertible preferred stock

10.2.5	—	Registration Rights Agreement, dated January 14, 1999, between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and the Holders referred to therein. (Incorporated herein by reference to exhibit 10.2 filed with the current report on Form 8-K filed on January 19, 1999 of NEXTLINK Communications, Inc.)

10.2.6	—	Registration Right Agreement, dated as of June 16, 2000, between XO Communications, Inc. (f/k/a NM Acquisition Corp.) and Craig O. McCaw (Incorporated herein by reference to exhibit 99.4 filed with the Current Report on Form 8-K filed on June 22, 2000 of NEXTLINK Communications, Inc.)

10.3.1	—	Employment Agreement, effective September 21, 1999, by and between Daniel Akerson and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.11 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.3.2	—	Letter agreement, dated June 9, 1998, between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and Jan Loichle (Incorporated herein by reference to exhibit 10.10 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.3.3	—	Employment Agreement, dated as of January 3, 2000, by and between Nathaniel A. Davis and NEXTLINK Communications, Inc. (Incorporated herein by reference to exhibit 10.11 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.3.4	—	Employment Agreement, dated as of June 16, 2000, by and between Henry R. Nothhaft and XO Communications, Inc. (f/k/a NM Acquisition Corp.) (Incorporated herein by reference to exhibit 10.3.4 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

10.4.1	—	Fiber Lease and Innerduct Use Agreement, dated February 23, 1998, by and between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and Metromedia Fiber Network, Inc. (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.4.2	—	Amendment No. 1 to Fiber Lease and Innerduct Use Agreement, dated March 4, 1998, by and between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and Metromedia Fiber Network, Inc. (Incorporated herein by reference to exhibit 10.6 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.5.1	—	Cost sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and INTERNEXT LLC (Incorporated herein by reference to exhibit 10.8 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.5.2	—	Guaranty Agreement, dated July 18, 1998, between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and Level 3 Communications, LLC. (Incorporated herein by reference to exhibit 10.7 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.5.3	—	Amendment of Guaranty Agreement, dated as of June 16, 2000, between XO Communications, Inc. (f/k/a NM Acquisition Corp.) and Level 3 Communications, L.L.C. (Incorporated herein by reference to exhibit 10.5.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

10.6.1	—	Credit and Guaranty Agreement, dated as of February 3, 2000, among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), certain subsidiaries of NEXTLINK Communications, Inc., as guarantors, various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, Toronto Dominion (Texas), Inc., as administrative agent, Barclays Bank PLC, and The Chase Manhattan Bank, as co-documentation agents and Goldman Sachs Credit Partners L.P., and TD Securities (USA) Inc., as joint lead arrangers (Incorporated herein by reference to exhibit 10.1 filed with the current report on Form 8-K filed on February 16, 2000 of NEXTLINK Communications, Inc.)

21	—	Subsidiaries of the Registrant (Incorporated herein by reference to exhibit 21 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of XO Communications, Inc. and XO Capital, Inc.)

27	—	Financial Data Schedule

(b) Reports on Form 8-K

(1)	Current Report on Form 8-K dated June 16, 2000 and filed on August 21, 2000 reporting under Item 7 to provide the financial statements of Concentric Network Corporation and pro forma combined condensed consolidated financial information.

(2)	Current Report on Form 8-K dated July 6, 2000 reporting under Item 5 the closing of the previously announced $400.0 million investment by Forstman Little & Co. in XO Communications, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: November 13, 2000	By:/s/ Wayne M. Rehberger

Wayne M. Rehberger

Senior Vice President and Chief Financial Officer

(Principal financial and accounting officer)

XO Capital, Inc.

Date: November 13, 2000	By: /s/ Wayne M. Rehberger

Wayne M. Rehberger

Senior Vice President and Chief Financial Officer

(Principal financial and accounting officer)