Form 10-K
period 2000-12-31
XO COMMUNICATIONS INC
filed 2001-04-02
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
Commission File No. 0-30900

XO COMMUNICATIONS, INC.
XO CAPITAL, INC.

A Delaware Corporation A Washington Corporation	I.R.S. Employer Identification No. 54-1983517 I.R.S. Employer Identification No. 91-1716062

11111 Sunset Hills Road, Reston, Virginia 20190
Telephone Number (703) 547-2000

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, Par Value $0.02

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Class A and Class B common stock held by non-affiliates of the Registrants, based upon the closing sale price of the Class A common stock on March 15, 2001, as reported on the NASDAQ Stock Market, was approximately $4,252,159,764. Shares of Class A and Class B common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding Class A and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2001, the number of outstanding shares of XO Communications, Inc.’s Class A common stock was 264,338,797 and Class B common stock was 105,414,226. XO Capital, Inc. had outstanding 1,000 shares of common stock, par value $0.01 per share.

XO Capital, Inc. (“XO Capital” and together with XO Communications, Inc., the “Registrants”) meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Introduction

      XO Communications, Inc., XO or the Company, is a Delaware corporation, which, through its predecessor entities, was formed in 1994. The Company was originally organized as NEXTLINK Communications, L.L.C., a Washington limited liability company. In January 1997, NEXTLINK Communications, L.L.C. merged into NEXTLINK Communications, Inc., a Washington corporation, which in June 1998 reincorporated in Delaware under the same name. On June 16, 2000, in connection with the Company’s merger with Concentric Network Corporation, NEXTLINK Communications, Inc. merged with the Company and the Company, as the surviving corporation in the merger, changed its name to NEXTLINK Communications, Inc. On September 25, 2000, the Company began doing business as “XO Communications” and, on October 25, 2000, the Company changed its name to XO Communications, Inc.

      XO’s principal executive and administrative offices are located at 11111 Sunset Hills Road, Reston, Virginia 20190, and its telephone number is (703) 547-2000.

Overview

      Since 1996, we have provided high-quality bundled local and long distance as well as dedicated voice telecommunications services to the rapidly growing business market. We expanded our services through our acquisition of Concentric. By combining our data and voice services, we are able to provide our customers with a comprehensive array of communications services from a single source.

      Our data services include the following:

•	Internet access, including:

•	dedicated Internet access for customers with large, high-speed Internet access requirements; and

•	digital subscriber line, or DSL, services, for small businesses that require high-speed Internet access over existing copper wire telephone lines;

•	Private data networking, including:

•	Dedicated transmission capacity on our networks, including the lease of one or more dedicated wavelengths on a fiber optic cable, to customers that desire high-bandwidth links between locations;

•	Virtual private network, or VPN, services, which provide customers with a managed, private service over the public Internet, designed for medium and large businesses that want to create secure, wide-area networks for users at various and remote locations; and

•	Ethernet services, which are designed to connect the local area networks, or LANs, of medium and large customers within a metropolitan area at speeds of up to one gigabit per second; and

•	Hosting services, including:

•	Hosting and web site traffic management tools, for Internet-centric businesses, and web hosting, e-commerce, and streamed media services designed for small and medium-sized businesses; and

•	Server management equipment and customer support to completely manage a customer’s servers.

      Our voice services include the following:

•	Bundled local and long distance, and stand-alone long distance services, and related services such as conferencing, domestic and international toll free, voicemail and calling cards;

•	Interactive voice response, or IVR, systems that we develop and operate that enable our customers’ end-users to order products and services, receive information, seek assistance, and a host of other capabilities over the telephone using natural language speech recognition and web-to-phone capabilities; and

•	Shared tenant services, consisting of telecommunications management services provided to groups of small and medium-sized businesses located in the same office building.

      We also combine many of these services in flat rate service packages. These packages, tailored to the communications needs of small and medium-sized businesses, eliminate the separation between local and long-distance communications services, and combine this “all distance” telephone service with high-speed Internet access and web hosting services, all for one flat monthly rate.

      To serve our customers’ broad and expanding telecommunications needs, we have assembled a collection of metropolitan, or metro, and inter-city network assets, in both the United States and Europe. These networks incorporate state-of-the-art fiber optic cable and transmission equipment and fixed wireless spectrum and equipment capable of carrying high volumes of data, voice, video and Internet traffic.

      In the United States we have:

•	built 35 metro broadband fiber optic networks in 21 states and the District of Columbia, including 26 of the 30 largest metropolitan areas in the U.S., and we are continuing to build additional metro fiber networks;

•	become the nation’s largest holder of fixed wireless spectrum by acquiring Federal Communications Commission, or FCC, licenses covering 95% of the population of the 30 largest U.S. cities, and have deployed this technology in 27 of our markets as of December 31, 2000; and

•	acquired indefeasible rights to use dark fiber and an empty fiber conduit in a North American inter-city fiber optic network expected to be completed in 2001 that will traverse over 17,000 miles and connect more than 60 cities in the United States and Canada, including most of the major metropolitan markets served by our current and planned metro fiber networks.

      In Europe, we have:

•	agreed to acquire indefeasible rights to use numerous dark fibers or empty conduit in five metropolitan networks in London, Frankfurt, Brussels, Amsterdam and Paris, and rights to use empty fiber conduits for future network deployment in Berlin, Dusseldorf, Hamburg and Munich;

•	agreed to acquire indefeasible rights to use dark fibers on a 3,600 mile inter-city network that will connect 21 cities through five European countries; and

•	been awarded fixed wireless spectrum licenses in the United Kingdom including licenses covering the Greater London, Greater Manchester and Birmingham/West Midlands Regions in the recently completed U.K. Broadband Fixed Wireless Auction.

      In Canada, we have acquired, through a Canadian joint venture, an interest in six broadband fixed wireless spectrum licenses covering Toronto, Montreal, Vancouver, Ottawa, Edmonton, Calgary and surrounding areas.

      Using these assets, we are creating two fiber optic networks, one in the U.S. and one in Europe, which will be connected by high speed transatlantic fiber optic capacity that we have acquired. When completed, each of these networks will consist of a series of rings of fiber optic cables located in the central business districts of numerous metropolitan areas, which we refer to as metro fiber networks, that will be connected by a network of numerous fiber optic cables, which we refer to as an inter-city network. We plan to integrate our network assets with advanced communications technologies to enable us to provide a comprehensive array of communications services entirely over our network, from the initiation of the voice or data transmission to the point of termination, which we refer to as end-to-end service. This capability will enable us to provide communication services between customers connected to our network and among customers with multiple locations entirely over our network.

      We own or control substantially all of our network assets, making us a facilities-based carrier. We have constructed or acquired our metro fiber networks, consisting of up to 432 strands of fiber optic cable and, in some cases, additional empty fiber conduits. For our inter-city networks, we have acquired indefeasible, exclusive rights to use unlit fiber optic strands, known as dark fiber, and for many segments empty fiber conduits through which we can deploy additional fiber optic strands. Unlike lit fiber, dark fiber has not been equipped with the electronic components necessary for communications transmission, which enables us to deploy our own switching, routing and optical equipment, thereby giving us greater control over the design of our networks.

Business Strategy

      Our goal is to meet our customers’ communications needs with complete, integrated, end-to-end voice and data network applications and services. We plan to deliver these applications and services primarily through networks that we own or control as a facilities-based carrier. The key components of our strategy to achieve this goal are to:

•	Develop and Enhance Service Offerings and Expand Our Targeted Customer Base. We plan to add a variety of new services and enhancements to existing services to take advantage of our robust networks, which are designed to carry high volumes of all types of communications traffic. By continuing to introduce services for large customers, we plan to continue to expand our targeted customer base, which historically has focused on small and medium-sized businesses, to include larger national customers that can benefit from our unique “end-to-end” broadband capabilities.

•	Broaden Our Sales Channels. We continue to complement our direct sales force by developing alternative sales channels to distribute the increasing number of products and services available to our broadening customer base. These channels include numerous sales agents, including four national agencies, our telesales operation, which focuses on DSL and shared web hosting services, and web marketing of DSL, web hosting, domain name and email services.

•	Create Integrated High-Capacity Networks. We are creating integrated, end-to-end, facilities-based networks in the United States and Europe, consisting of metro fiber networks and fixed wireless connections that will be connected through advanced inter-city fiber optic networks and transatlantic fiber optic capacity. These networks use or will use state-of-the art Internet Protocol, or IP, technologies that enable our networks to carry high volumes of data, voice, video and Internet traffic as well as other high-bandwidth services.

•	Connect Customers Directly to Our Networks. We use a variety of technologies to connect our customers directly to our networks, including those that use fiber optic cable and fixed wireless spectrum. By building our metro fiber networks in central business districts, we can connect a high percentage of the area’s commercial buildings using these technologies, rather than connections leased from third parties. We expect that this effort to reduce both our costs and the amount of time that it takes to connect customers to our network.

•	Focused, Data-Centric European Broadband Service Strategy. In Western Europe, we have launched a focused, data-centric broadband service strategy targeted at multi-location business customers, Internet service providers, or ISPs, and other telecommunications carriers. We intend to provide high bandwidth data services between major business centers in Western Europe by as early as mid-2001 as our metro and inter-city fiber networks are deployed. These services will include global transit, transport, Gigabit Ethernet, VPN, wavelength, and shared and managed hosting services.

2000 Transactions and Developments

      Acquisition of Concentric Network Corporation

      In June 2000, we acquired Concentric, a provider of web hosting, e-commerce, high-speed DSL, and other Internet services. As a combined company, we are able to offer our customers a complete, single source of communications services, including a full complement of voice and data products. In connection with the acquisition, we issued approximately 68 million shares of our Class A common stock to former Concentric stockholders in exchange for their shares of Concentric common stock.

      Introduction of New and Expanded Service Offerings

      In 2000, not only did we acquire a number of data services through the Concentric acquisition, but we also introduced a number of new data services.

      XOptions. In September 2000, we began offering small and medium-sized business customers in all of our U.S. markets integrated, flat-rate packages that include local and long distance voice, Internet access and web hosting services. These packages, marketed as XOptions, include a variety of service packages designed to simplify the way that customers with anywhere from 10 to 100 employees per location satisfy their communications needs. We believe that we were the first company to offer bundled local, long distance, Internet Access and web hosting services at a flat, monthly price in all of our U.S. markets.

      Ethernet Services. In November 2000, we began offering a suite of Ethernet services, including Gigabit Ethernet, or GigE, in selected markets. We expect to offer these services throughout most of our U.S. markets by mid 2001. Our Ethernet services are designed to provide high-speed, high-capacity connections between customers’ local area networks within a metropolitan area, and to both simplify their network connections and significantly reduce their costs. These services offer network connection speeds ranging from 10 to 100 megabits per second to one gigabit per second.

      Wavelength Services. Fiber optic technology that enables signals to be transmitted at different wavelengths on a single fiber allows us to lease one or more dedicated wavelengths to customers that desire high-bandwidth links between locations. In December 2000, we began offering dedicated wavelength services over our metro fiber networks, with connections of up to 2.5 gigabits per second.

      Introduction of New Brand

      In September 2000, we began doing business as XO Communications. We changed the company’s name to reflect the core business strengths of the combined NEXTLINK and Concentric brands, and to signify our transformation into a full-service, integrated broadband communications services provider. In connection with the name change, our Nasdaq National Market trading symbol changed to XOXO. We introduced the new XO brand with a fall advertising campaign that utilized a variety of advertising media, including network and cable television, national print, direct mail, and local print and radio.

      Network Development

      We made significant progress in the development of our domestic networks in 2000.

      North American Inter-City Network. In June 2000, we connected transmission equipment to the first segment of our inter-city fiber optic network, which consists of the segment connecting Dallas, Houston, Austin and San Antonio, Texas and began to transport information, a process known as lighting fiber. In addition, we have taken delivery of our central ring, which connects, among other cities, our Dallas, Memphis, Nashville, Chicago, St. Louis and Denver markets, and much of our southeast ring, which connects, among other cities, our Texas and central rings to our Atlanta, Miami and Tampa markets. We expect the construction of the remainder of the fiber backbone in the network to be substantially completed in segments during 2001.

      In addition, in June 2000, as part of our reorganization under which we acquired Concentric, we acquired from Craig O. McCaw, our principal stockholder, the 50% interest of the joint venture that held the interests in our North American inter-city fiber optic network that we did not already own. We acquired this interest in exchange for approximately 6.8 million shares of our Class A common stock and the assumption of $9.9 million in liabilities. As a result of this acquisition, we now own the entire interest in our inter-city network.

      Metro Networks. In 2000, we launched service in Tampa Bay, Florida, Portland, Oregon and Austin, Texas. In January 2001, we launched service in San Antonio, Texas and Baltimore, Maryland, bringing to over 60 the total number of markets that we serve via our metro fiber networks.

      Fixed Wireless Deployment. In 2000, we deployed fixed wireless services in 27 markets to extend the reach of our metro fiber networks to additional customers and connect these customers directly to our networks using principally point-to-point equipment and to a lesser extent point-to-multi-point equipment.

      In December 2000, we successfully completed field trials in Boston of broadband point-to-consecutive-point fixed wireless equipment. This technology allows us to use our fixed wireless spectrum to create redundant network rings, which will extend the reach of our metro fiber networks with very high-bandwidth wireless connections. We are beginning to deploy point-to-consecutive-point equipment in our U.S. metro networks as another means to meet customer and networking needs.

      Launch of European Broadband Service Strategy

      In November 2000, we launched a tightly focused, data-centric European broadband service strategy targeted at multi-location business customers, ISPs and other telecommunications carriers. We intend to provide facilities-based, high bandwidth data services including global transit, transport, Gigabit Ethernet, VPN, wave length services, and shared and managed hosting services in Western Europe by as early as mid-2001.

      Earlier in the year, we agreed to purchase robust metro fiber facilities that include a number of empty fiber optic conduits in London, Frankfurt, Amsterdam and Brussels and dark fibers in Paris. Additionally, we will receive rights to use empty fiber conduits for future network deployment in Berlin, Dusseldorf, Hamburg and Munich. We also have agreed to purchase 24 dark fibers to connect our European metro fiber networks in five countries, and have agreed to purchase transatlantic capacity to connect our customers in Europe and North America. Most of the network facilities are expected to be ready for commercial service in the second half of 2001.

      In 2000, we also were awarded three fixed wireless spectrum licenses covering the Greater London, Greater Manchester and Birmingham/West Midlands regions of the United Kingdom. As in the U.S., we intend to use these licenses to extend our metro networks in some areas of the United Kingdom directly to customers’ premises by providing last mile broadband services through a fixed wireless connection. These licenses cover spectrum that is similar to our U.S. fixed wireless spectrum. As a result, we believe that we will be able to use wireless network equipment and technology that is similar to that being deployed in the U.S.

      Financing Transactions

      In 2000, we secured approximately $2.2 billion in funding and funding commitments.

      Secured Credit Facility. In February 2000, we entered into a $1.0 billion senior secured credit facility underwritten by a syndicate of banks and other financial institutions. The credit facility consists of a $387.5 million tranche A term loan facility, a $225.0 million tranche B term loan facility and a $387.5 million revolving credit facility.

      Investments by Forstmann Little & Co. In January 2000, Forstmann Little made an initial investment of $850.0 million, and, in July 2000, Forstmann Little invested an additional $400.0 million, in both cases in exchange for shares of our preferred stock. These preferred shares are entitled to receive dividends equivalent to 3.75% of the total investment, and are convertible into shares of our Class A common stock at a conversion price of $31.625 per share.

      Two-for-One Stock Split

      In June 2000, our common stock split two-for-one, which was paid in the form of a stock dividend.

Post Year-End Transactions and Developments

      Offering of 5 3/4% Convertible Subordinated Notes. In January 2001, we completed the sale of $517.5 million of 5 3/4% convertible subordinated notes due 2009, from which we received net proceeds of approximately $503.3 million. The notes are convertible at the option of the holders, prior to maturity or the earlier termination of the conversion rights, into our Class A common stock at a conversion price of $25.5438 per share, subject to adjustment upon the occurrence of certain events. In accordance with the terms under which the notes were issued, we will file a shelf registration statement with the Securities and Exchange Commission to facilitate resales by the holders of the notes and shares of Class A common stock issued upon conversion of the notes.

Industry and Market Overview

      Prior to 1984, AT&T Corp. dominated both the local exchange and long distance marketplace by owning the operating entities that provided both local exchange and long distance services to most of the U.S. population. While the court-ordered breakup of AT&T established the conditions for competition in the long distance services market in 1984, the market for local exchange services has been, until recently, virtually closed to competition and has largely been dominated by regulated monopolies. To foster competition in the long distance market, AT&T’s divested local exchange businesses, the Regional Bell Operating Companies, or RBOCs, were prohibited from providing long distance services to customers in their home markets.

      We believe that a similarly critical event occurred in 1996 with the passage of the Telecommunications Act of 1996, or the Telecom Act. Before passage of this law, in most locations throughout the United States, the incumbent carrier operated a virtual monopoly in the provision of most local exchange services. However, just as competition slowly emerged in the long distance business prior to the mandated breakup of AT&T, competitive opportunities also have slowly emerged over the last 10 years at the local exchange level.

      We believe that the Telecom Act provided the opportunity to accelerate the development of competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors’ entry into the local exchange market. These provisions include:

•	Interconnection—provides competitors the right to connect to the incumbent carriers’ networks at any technically feasible point and to obtain access to its rights-of-way;

•	Unbundling of the Local Network—allows competitors to purchase and utilize components of the incumbent carriers’ network selectively;

•	Reciprocal Compensation—establishes the framework for pricing between a competitor and the incumbent carrier for use of each other’s networks; and

•	Number Portability—allows incumbent carrier customers to retain their current telephone numbers when they switch to a competitor.

      The Telecom Act and the subsequent rules issued by the FCC governing competition, as well as pro-competitive policies already developed by state regulatory commissions, have caused fundamental changes in the structure of the local exchange markets. These developments created opportunities for new entrants into the local exchange market to capture a portion of the incumbent carrier’s dominant, and historically monopoly controlled, market share of local services. The development of this switched local service competition, however, is still in its early stages.

      Industry sources estimate that in 1999 the total revenues from local and long distance telecommunications services were approximately $220 billion, of which approximately $112 billion were derived from local exchange services and approximately $108 billion from long distance services. Based on FCC information, total revenues for local and long distance services grew at a compounded annual rate of approximately 5.3% between 1992 and 1999.

      In addition to traditional local and long distance voice services, telecommunication services have been growing at an accelerated pace because of increased data telecommunications, such as Internet usage. As technology advances, we believe the demand for broadband capacity and additional business and consumer telecommunications services will increase.

      The emergence of the Internet and the widespread adoption of IP as a data transmission standard in the 1990s, combined with deregulation of the telecommunications industry and advances in telecommunications technology, have significantly increased the attractiveness of providing data communication applications and services over public networks. At the same time, growth in client/server computing, multimedia personal computers and online computing services and the proliferation of networking technologies have resulted in a large and growing group of people who are accustomed to using networked computers for a variety of purposes, including email, electronic file transfers, online computing and electronic financial transactions. These trends have led businesses increasingly to explore opportunities to provide IP-based applications and services within their organization, and to customers and business partners outside the enterprise.

      The ubiquitous nature and relatively low cost of the Internet have resulted in its widespread usage for certain applications, most notably web access and email. However, usage of the Internet for business applications has been impeded by the limited security and unreliable performance inherent in the structure and management of the Internet. In addition, transmission delays make the Internet less appealing for these emerging applications. Although private networks are capable of offering lower and more stable transmission delays, providers of these emerging applications also desire a network that will offer their customers full access to the Internet. As a result, these businesses and applications providers require a network that combines the best features of the Internet, such as openness, ease of access and low cost made possible by the IP standard, with the advantages of a private network, such as high security, low/fixed latency and customized features.

      Industry analysts expect the market size for both value-added IP data networking services and Internet access to grow rapidly as businesses and consumers increase their use of the Internet, intranets and privately managed IP networks. According to industry analyst Forrester Research, Inc., the Internet services market will grow from $2.8 billion in 1998 to $56.6 billion in 2003. Forrester Research predicts that access revenue will comprise nearly $42.0 billion of the 2003 market and hosting services revenue will comprise the remainder.

Applications and Services

      Historically, our targeted customer base has consisted of primarily small and medium-sized businesses. In 2000, as our service offerings expanded through the addition of data service capabilities, including enhancements of those capabilities resulting from the Concentric acquisition, and the addition of IP technology to our networks, we expanded our targeted customers to include larger national customers that can benefit from our broad range of services. As our inter-city fiber optic network is completed in 2001 and lit, we expect to further attract large national customers that can benefit from our unique end-to-end broadband capabilities.

      Data Applications and Services

      We began offering data services in 1999. Our June 2000 acquisition of Concentric significantly accelerated implementation of our data services strategy, and we have continued to add new data products including Ethernet and wavelength services throughout 2000. Our data services include the following:

Internet Access

      We have offered Internet access services as an Internet service provider, or ISP, since December 1999. The Concentric acquisition, however, elevated our status as an ISP with significant peering arrangements, which significantly enhanced our ability to market Internet access services.

      Our Internet access offerings include dedicated access services targeted at businesses that desire single or multipoint high-speed, dedicated connections to the Internet, at speeds ranging from 56 kilobits per second to 155 megabits per second, and digital subscriber line, or DSL, services that include a wide range of dedicated access speeds.

Private Data Networking

      We provide dedicated transmission capacity on our networks to customers that desire high-bandwidth links between locations. Historically, we have offered, and we continue to offer, special access and point-to-point circuits to long distance carriers and other high volume customers, which are used as both primary and back-up circuits. In addition, fiber optic technology that enables signals to be transmitted at different wavelengths on a single fiber allows us to lease one or more dedicated wavelengths to customers that desire high-bandwidth links between locations. We currently offer these services with connections of up to 2.5 gigabits per second, and in the future we hope to offer connections of up to 9.6 gigabits per second, or what our industry refers to as OC-192. This service supports a variety of transmission protocols, including ATM, Frame Relay and SONET. We also from time to time may engage in sales of dark fiber.

      Our virtual private network, or VPN, services enable customers to deploy tailored, Internet Protocol-based mission-critical business applications for secure data communications among geographically dispersed locations, while also affording high-speed access to the Internet. VPN also provides secure access for remote users, such as traveling employees and employees working from home or a remote location, which is not possible using private line and frame relay services. In 2001, we began enhancing our VPN services by adding managed firewall services.

      In the fourth quarter of 2000, we launched a suite of Ethernet services, including Gigabit Ethernet, or GigE, in selected markets. By mid-2001, we expect to launch these services throughout most of our U.S. markets. Our Ethernet services are designed to provide high-speed, high-capacity connections between customers’ local area networks, or LANs, within a metropolitan area, while eliminating the need for ongoing configuration, management and acquisition of equipment by the customer. These services are designed to provide private networking data speeds ranging from 10 to 100 megabits per second to one gigabit per second connections, to simplify customers’ network connections, and to significantly reduce their costs.

Hosting Services

      We offer a range of applications hosting services, which manage a customer’s web-based infrastructure and operational needs allowing customers to focus on their web-based content. In addition, we provide server management tools and services to completely manage customers’ servers for them.

      To provide this service, we have configured the central offices of our network backbone with electrical and environmental controls and 24-hour maintenance and technical support, to provide an attractive location for our customers to locate their larger computers (which are known as servers) or from which they can run important applications on servers that we will maintain.

      Our hosting services also include:

•	Web Hosting: support for customers’ websites, including design, maintenance and telecommunications services;

•	Server Hosting: collocation of customers’ servers in our central offices; and

•	Application Hosting: running our customers’ enterprise-wide applications at our central offices and distributing them as needed over our network to ensure uniformity, reduce costs and implement upgrades on a continuous and immediate basis.

      Voice Applications and Services

Local and Long Distance Voice Services

      We offer a variety of voice applications and services, generally at prices significantly lower than for comparable local services from the incumbent carrier. These voice services include:

•	local standard dial tone, including touch tone dialing, 911 and operator assisted calling;

•	local multi-trunk dial tone services, including direct inward dialing, and direct outward dialing;

•	long distance services, including 1+, toll free, calling card and operator services;

•	voice messaging with personalized greetings, send, transfer, reply and remote retrieval capabilities;

•	conferencing services, including voice and web conferencing services; and

•	directory listings and assistance.

      In each of our markets, we have negotiated and entered into interconnection agreements with the incumbent carrier, and implemented permanent local number portability, which allows customers to retain their telephone numbers when changing telephone service providers.

Shared Tenant Services

      Our voice services also include shared tenant services, which are telecommunications management services provided to groups of small and medium-sized businesses located in the same office building. This service enables businesses too small to justify hiring their own telecommunications managers to benefit from the efficiencies, including volume discounts, normally available only to larger enterprises. We install an advanced telecommunications system throughout each building we serve, leasing space for on-site sales and service, and offer tenants products and services such as telephones, voice mail, local calling lines, discounted long distance and high-speed Internet connections, all on a single, detailed invoice.

Interactive Voice Response

      We also develop interactive voice response, or IVR, systems for clients that enable end users to order products and services, receive information, seek assistance, and a host of other capabilities over the telephone using natural language speech recognition and web-to-phone capabilities. We customize for our clients’ particular needs telephony-based software applications and technologies developed by third parties to create IVR systems. We integrate these IVR systems with our clients’ other business systems, for instance, order entry systems. We host and maintain the IVR systems in data centers and deploy them to clients across a network, thereby alleviating the need for our clients to purchase, own, install, or maintain these applications. Clients pay for the use of these customized solutions through a combination of “upfront” payments for development and recurring fees based on transaction volume.

      Bundled Services

      Since the second quarter 2000, we have offered bundled packages of voice and data products. In September 2000, we began offering small and medium-sized businesses in all of our markets integrated, flat-rate packages that include local and long distance voice services, Internet access and web hosting services. These packages, marketed as XOptions, include a variety of service packages designed to accommodate different sized customers with anywhere from 10 to 100 employees per location. We believe that we are the first company to bundle local, long distance, Internet Access and web hosting services. XOptions eliminates the complexity of working with multiple service providers for installation, maintenance and billing, and also can result in significant savings over the average cost of buying these services from four separate competitive voice and data providers.

XO’s Networks

      We have built, and are continuing to build, fiber optic networks with robust capacity in urban centers in North America and Europe. Our IP-optimized inter-city networks in North American and Europe will connect these local networks to one another. Our fiber optic and fixed wireless customer connections will complete our goal of becoming an end-to-end, facilities-based provider of broadband communications services.

      North American Networks

Metro Fiber Optic Networks

      The core of each of our metro fiber networks is a ring of fiber optic cable in a city’s central business district that connects to our central offices. These central offices contain the switches and routers that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services. Whenever we can, we build and own these metro fiber networks ourselves or obtain indefeasible rights to use dark fiber so that we can control the design and technology used to best meet our customers’ needs.

      We are now operating 35 metro fiber networks serving over 60 cities, having launched networks in three major metropolitan markets in 2000. We continue to evaluate opportunities in other markets.

      The following table provides information on the markets in which we operate metro fiber networks in the United States.

State	Market

Arizona	Phoenix

California	Los Angeles

Orange County: Anaheim; Costa

Mesa; Fullerton; Garden Grove;

Huntington Beach; Inglewood;

Irvine; Long Beach; Orange;

and Santa Ana

Sacramento

San Diego

San Francisco Bay Area:

Fremont; Milpitas; Mountain

View; Oakland; Palo Alto; San

Jose; San Francisco; Santa

Clara and Sunnyvale

Colorado	Denver

Delaware	Wilmington

District of Columbia	Washington

Florida	Miami

Tampa Bay

Georgia	Atlanta

Marietta

Illinois	Chicago

Maryland	Baltimore

Massachusetts	Boston

Michigan	Detroit

Missouri	St. Louis

Nevada	Las Vegas

New Jersey	Bergen/Passaic

Middlesex

Newark

New York	Manhattan

Ohio	Cleveland

Columbus

Akron

Canton

Oregon	Portland

Pennsylvania	Central Pennsylvania:

Allentown; Harrisburg;

Lancaster; and Reading

Philadelphia

Scranton/Wilkes Barre

Tennessee	Memphis

Nashville

Texas	Austin

Dallas

Houston

San Antonio

Utah	Salt Lake City

Orem/Provo

Washington	Seattle

Spokane

Vancouver

      We build high capacity metro fiber networks using a backbone density ranging between 72 and 432 strands of fiber optic cable. Fiber optic cables have the capacity, or bandwidth, to carry tens of thousands times the amount of traffic as traditionally-configured copper wire. We believe that installing high-count fiber strands will allow us to offer a higher volume of broadband and voice services without incurring significant additional construction costs. To enhance our ability to connect customers directly to our networks, we design them to serve both core downtown areas and other metropolitan and suburban areas where business development supports the capital required for the network build.

Inter-City Network

      We are creating a single, end-to-end network by linking our metro fiber networks to one another through the use of an inter-city fiber optic network, the vast majority of which currently is being constructed by Level 3 Communications. When complete, we will be able to use this network to offer our customers integrated, end-to-end telecommunications services over facilities we control. By owning these high-speed “dark” fiber facilities rather than leasing “lit” fiber capacity from others, we have retained control over decisions on when, where and how to deploy existing or new generations of optical transmission equipment. This will allow us to maximize the capacity and enhance the performance of our network as needed to meet our customers’ current and future broadband data and other communications needs, rather than relying on the owners of leased lines to make those upgrades.

      This inter-city network is planned to cover more than 17,000 route miles and connect 60 cities in the United States and Canada. The portion being constructed by Level 3 includes:

•	an exclusive interest in 24 dark fibers in a shared, filled conduit throughout this network;

•	an exclusive interest in one empty conduit, through which we expect to be able to pull up to 432 fiber optic strands; and

•	the right to purchase 25% of the dark fibers pulled by Level 3 through the sixth and any additional conduits in the network.

      We expect the construction of the fiber backbone of our inter-city network to be substantially completed in 2001.

Connecting Customers to Our Networks

      We intend to reduce our reliance on customer connections leased from the incumbent carriers by increasing the number of customers connected directly to our networks. We believe that by deploying direct connections to our customers, rather than connecting through the incumbent carriers’ facilities, we will reduce our costs and be better positioned to meet our customers’ communications requirements and to more rapidly deploy our service. For example, direct customer connections enhance our ability to:

•	ensure technological support for high-bandwidth communications;

•	manage and control the quality of services used by our customers; and

•	meet the varying bandwidth needs of our customers.

      We maximize the number of customers that can be connected directly to our networks by deploying high capacity metro fiber networks and using a variety of technologies, including those that use fiber optic cable and fixed wireless spectrum. By having both fiber and fixed wireless spectrum at our disposal, we can directly connect customers to our network using the most effective and cost efficient means. In those instances where it is not cost effective or feasible to directly connect customers to our networks using fiber or fixed wireless technology, we can connect them by leasing the incumbent carriers’ facilities, and meet their high bandwidth needs by deploying DSL technology where available.

      Fiber Optics. In cases where expected revenues justify the cost, we will construct a new fiber optic extension from our network to the customer’s premises. Whether it is economic to construct a fiber optic extension depends, among other things, on:

•	the existing and potential revenue base located in the building in question;

•	the building location relative to our network, and

•	local permit requirements.

      Even if we initially determine that it is not economic to construct a fiber connection to a building, we will continually reexamine the costs and benefits of a fiber connection and may at a later date determine that construction of one is justified.

      Making a direct fiber optic connection for a customer who is a tenant in an office building requires installation of in-building cabling through the building’s risers from the customer’s office to our fiber in the street. Space in building risers for fiber optic cables is limited, and in some office buildings, particularly the premier buildings in the largest markets, competition among carriers to gain access to this space is intense. Moreover, increasingly the owners of these buildings are seeking to impose fees or other revenue sharing arrangements as a condition of access.

      Broadband Wireless Spectrum. In cases where construction of a fiber optic connection is not practical or economic, we plan to deploy a high-bandwidth wireless connection between an antenna on the roof of the customer’s premises and an antenna attached to our fiber rings. These wireless connections offer high-quality broadband capacity and, in many cases, cost less and take less time to install than fiber connections.

      By the end of 2000, we had deployed fixed wireless services in 27 markets. In December 2000, we successfully completed field trials in Boston of broadband point-to-consecutive-point fixed wireless equipment. We believe that this technology will allow us to use our fixed wireless spectrum to create redundant network rings, which will extend the reach of our metro fiber networks with very high bandwidth. We are beginning to deploy point-to-consecutive-point equipment in our U.S. metro networks as another means to meet customer and networking needs.

      Through a series of auction bids and acquisitions, we have become the largest holder of broadband fixed wireless spectrum in North America. We hold licenses to 1,150 to 1,300 Mega Hertz, or MHz, of local multipoint distribution services, or LMDS, spectrum in 58 cities, covering areas where 95% of the population of the 30 largest U.S. cities live or work. Our licenses also include 150 MHz of LMDS spectrum in 10 smaller cities and 300 MHz of spectrum in the five boroughs that comprise New York City. In 2000, we also acquired ten fixed wireless licenses in the 39 gigahertz, or GHz, frequency. Eight such licenses provide from 100 to 300 additional MHz in four cities where we hold a 150 MHz LMDS license and two 39 GHz licenses provide us with 200 MHz of fixed wireless capacity in Las Vegas, where we do not hold a LMDS license.

      We believe that, for many locations, broadband wireless connections from customer buildings to our local fiber optic networks will offer a lower cost solution for providing high-quality broadband services than fiber or copper connections. The following table provides information on the markets in which we hold licenses for LMDS and 39 GHz broadband fixed wireless spectrum in the United States. Unless otherwise noted, the licenses listed below are for LMDS spectrum.

State	Market	MHz

Alabama	Birmingham	1,150

	Huntsville	1,150

Arizona	Tucson	1,150

California	Los Angeles	1,300

	Sacramento	1,150

	San Diego (1)	450

	San Francisco (1)	350

	San Luis Obispo	1,150

	Santa Barbara-Santa Monica	1,150

Colorado	Denver (2)	400

Connecticut	Hartford	1,300

	New Haven-Waterbury-Meriden	1,300

	New London	150

District of Columbia	Washington	1,300

Florida	Jacksonville	1,150

	Lakeland-Winterhaven	150

	Miami-Ft. Lauderdale	1,150

	Ocala	150

	Tampa-St. Petersburg-Clearwater	1,150

	West Palm Beach-Boca Raton	1,150

Georgia	Atlanta	1,300

Illinois	Chicago	1,300

Indiana	Indianapolis	1,300

Iowa	Des Moines	1,150

Kentucky	Lexington	1,150

	Louisville	1,150

Maryland	Baltimore	1,300

Massachusetts	Boston	1,300

	Springfield-Holyoke	1,150

	Worcester-Fitchburg-Leominster	1,150

Michigan	Detroit	1,300

Minnesota	Minneapolis-St. Paul	1,300

Missouri	Kansas City	150

	St. Louis	1,300

Nebraska	Omaha	1,150

Nevada	Las Vegas (3)	200

New Hampshire	Manchester-Nashua-Concord	1,150

New Mexico	Albuquerque	1,150

New York	Albany-Schenectady	1,150

	Buffalo-Niagara Falls	1,150

	New York City (4)	300

	Rochester	1,300

	Syracuse	1,150

North Carolina	Charlotte-Gastonia	1,150

	Hickory-Lenoir-Morganton	1,150

	Raleigh-Durham	1,150

Ohio	Cleveland	150

	Cincinnati	150

	Columbus	150

	Mansfield	150

	Toledo (1)	350

Oklahoma	Lawton-Duncan	1,150

	Oklahoma City	1,150

	Tulsa	1,150

Oregon	Klamath Falls	150

	Medford-Grants Pass	150

	Portland	1,150

Pennsylvania	Philadelphia-Wilmington, DE	1,150

	Pittsburgh	1,150

Rhode Island	Providence-Pawtucket	1,300

South Carolina	Columbia	1,150

	Greenville-Spartanburg	1,150

Tennessee	Chattanooga	1,150

	Knoxville	1,150

	Memphis	1,150

	Nashville	1,150

Texas	Austin	1,300

	Dallas-Ft. Worth	1,150

	El Paso	1,150

	Houston	1,150

	San Antonio	1,150

Virginia	Richmond-Petersburg	1,150

Washington	Seattle-Tacoma	1,150

Wisconsin	Milwaukee	1,300

(1)	Represents licenses for a combination of LMDS and 39 GHz spectrum, and includes 150 MHz of LMDS spectrum and from 100 to 300 MHz of 39 GHz spectrum.

(2)	Represents licenses for a combination of LMDS and 39 GHz spectrum, and includes 300 MHz of LMDS Spectrum and 100 MHz of 39 GHz spectrum.

(3)	Represents 200 MHz of 39 GHz spectrum.

(4)	For the five boroughs comprising New York City, we hold licenses for 300 MHz of spectrum. For the remainder of the New York Basic Trading Area, we hold licenses for 1,300 MHz of spectrum.

      The following table provides information on the markets in which our venture holds licenses for 24 GHz broadband fixed wireless spectrum in the Canada.

Market	MHz

Calgary	400

Edmonton	400

Montreal	400

Ottawa	400

Toronto	400

Vancouver	400

      In order to obtain the necessary access to install equipment to operate fixed broadband licenses that connect our customers to our network, we must secure roof and other building access rights, including access to conduits and wiring from the owners of each building or other structure on which we propose to install our equipment, and may need to obtain construction, zoning, franchise or other governmental permits.

      DSL Technology. We are also currently deploying DSL technology to meet the high-bandwidth needs of those customers located less than three miles from the incumbent carrier’s central office and whose customer connection remains over copper wire. DSL technology reduces the bottleneck in the transport of information, particularly for data services, by increasing the data carrying capacity of copper telephone lines. We believe that, for many locations, existing copper connections using DSL technology from customer buildings to our local fiber optic networks will offer a lower cost solution for providing high-quality broadband services than fiber or fixed wireless connections.

      We offer DSL service in numerous markets in the U.S., mainly through wholesale arrangements with other DSL service providers. We have introduced our own DSL equipment and services at many of our collocation sites, and plan to introduce DSL equipment and services at other collocation sites.

      European and Trans-Atlantic Networks

Metro Networks

      As in North America, the core of each of our metro fiber networks in Europe will be a ring of fiber optic cable in a city’s central business district that connects to our central offices. In 2000, we agreed to acquire indefeasible rights to use numerous dark fibers or empty conduits in metro fiber networks in London, Frankfurt, Brussels, Amsterdam and Paris, and rights to use empty fiber conduits for future network deployment in Berlin, Dusseldorf, Hamburg and Munich. Once completed, these network facilities will contain the routers and other equipment that direct data traffic to their destinations. These networks are being constructed by Level 3, and we expect them to be substantially completed in 2001.

      In 2000, we also were awarded three 28 GHz fixed wireless spectrum licenses covering the Greater London, Greater Manchester and Birmingham/West Midlands regions of the United Kingdom. The following table provides information on the markets in which we hold licenses for broadband fixed wireless spectrum in the Europe.

Market	MHz

Greater London UK (Region A)	224

Cheshire, Greater Manchester and Merseyside (Region B)	224

Herefordshire, Shropshire, Staffordshire, Warwickshire, West Midlands and Worcestershire

(Region C)	224

      As in the U.S., we intend to use these licenses to extend our metro networks directly to customers’ premises by providing last mile broadband services through a high-bandwidth fixed wireless connection. These licenses cover spectrum that is similar to our U.S. fixed wireless spectrum. As a result, we believe that we will be able to use wireless network equipment and technology that is similar to that being deployed in the U.S.

Inter-City Network

      In connection with our agreement to purchase European metro networks in 2000, we agreed to acquire indefeasible rights to use dark fibers on a 3,600 mile inter-city network that will connect 21 cities in five European countries. As in the United States, we are creating a single, end-to-end network by linking our metro networks to one another through the use of the inter-city fiber optic backbone network currently being constructed by Level 3. When complete, we will be able to utilize this network to offer our customers integrated, end-to-end telecommunications services between the metropolitan markets we serve and over facilities we control. Also, as in the United States, by owning dark fibers rather than leasing “lit” fiber capacity from others, we have retained control over decisions on where and how to deploy existing or new generations of optical transmission equipment. This will allow us to maximize the capacity and enhance the performance of our network as needed to meet our customers’

current and future broadband data and other communications needs, rather than relying on the owners of leased lines to make those upgrades.

      The inter-city networks consists of the following:

•	24 dark fibers;

•	24 dark fibers on a cross-Channel submarine cable between England and Belgium;

•	dark fiber in four EuroTunnel conduits, ranging from 24 fibers in two conduits to up to 96 fibers in two other conduits; and

•	rights to purchase additional dark fibers installed in the network in the future.

Trans-Atlantic Transport Capacity

      We have acquired high speed transatlantic fiber optic capacity to connect our North American and European inter-city networks, between gateways located in New York and London. Our capacity is a protected wavelength that can transmit at speeds of up to 2.5 gigabits per second. Our agreements relating to this capacity provide that, by the fourth quarter of 2002, the transmission speeds will be increased substantially to ten gigabits per second.

Technology

      Overview

      The wires, cables and spectrum that comprise the physical layer of our networks can support a variety of communications technologies. We seek to offer customers a set of technology options to meet their changing needs, and introduce new technologies as necessary. Specifically, we believe that a service platform based on Internet Protocol, or IP, will provide us with significant future opportunities, because it will enable data, voice and video to be carried inexpensively over our end-to-end, facilities-based network. We have, therefore, begun to supplement our current data and voice switching technology with IP equipment.

      Over the past few years, both optical and IP-based networking technologies have undergone rapid innovation. These technologies enable us to offer our customers numerous high-speed data services. Because it is more efficient, these innovations increase the effective capacity of networks for these types of applications. In the future, we expect that IP-based technology will become the preferred technology for voice calls and facsimile transmission as well. We plan to remain flexible in our use of technology, so that, as underlying communications technology changes, we will have the ability to take advantage of and implement new technologies that best meet our network requirements and customers' needs.

      Fiber Optic Technology

      To enhance the capacity of both our metro and inter-city networks, we are incorporating wavelength division multiplexing technology, which increases the capacity of an optical fiber by simultaneously operating at more than one wavelength, thereby allowing the transmission of multiple signals through the same fiber at different wavelengths. To further enhance our network’s capacity, we also are using the latest in fiber technology. In our inter-city networks, we are deploying a new generation of fiber that allows for transmission of more traffic with less dispersion than previous generations, which can enhance the speed and capacity of the inter-city network.

      LMDS and Other Fixed Wireless Technology

      The LMDS and 39 GHz licenses that we hold may be used to provide high-speed data transfer, wireless local telephone service, wireless transmission of telephone calls in bulk quantity, video broadcasting and videoconferencing, in any combination. Two LMDS licenses are available in each geographic licensing area, one with 1,150 MHz and the other with 150 MHz of capacity. 39 GHz licenses also are available with up to 300 MHz of capacity. Holders of these licenses may hold multiple licenses for any single market. As described above, in many of our markets, we hold licenses for both the 1,150 MHz license and the 150 MHz license, for a total of 1,300 MHz of LMDS spectrum. In addition, in several markets where we hold the 150 MHz LMDS license, we have acquired one or more 39 GHz licenses to increase our fixed wireless capacity.

      In general, because fixed wireless technology transmits information with narrow beam widths, a greater amount of available MHz of spectrum allows us to deploy fixed wireless transmission equipment with greater density and increases our ability to re-use channels, without radio wave interference. This means that, like cellular telephone systems, fixed wireless sites can be split into sectors in order to increase the available capacity. The large amount of capacity in each channel permits the simultaneous use of multiple voice and data applications. We believe that in our smaller markets where we have a license for only 150 MHz of spectrum, we have sufficient available spectrum to meet our needs.

      The spectrum under the licenses we hold is not suitable for mobile telephones, but can transmit voice, data or video signals from one fixed antenna to one or many others. As the word “local” in the local multipoint distribution service name implies, the radio links provided using LMDS frequencies are of limited distance, typically of a few miles or less, due to the degradation of these high-frequency signals over greater distances. The same is true of 39 GHz spectrum.

      A wireless connection typically consists of paired antennas that we anticipate will be placed at a distance of up to 2.5 miles from one another with a direct, unobstructed line of sight. The antennas are typically installed on rooftops, towers or windows. Point-to-multipoint technology allows a single hub site antenna to be used to form multiple paths with antennas located on numerous customer buildings. As few as four hub site antennas can provide telecommunications connections to buildings in all directions that have line of sight visibility. Because these connections are affected by rain attenuation, our base stations utilize power control to increase signal strength where necessary to mitigate the effects of rain. In areas of heavy rainfall, transmission links are engineered for shorter distances and greater power to maintain transmission quality. This reduction of path link distances to maintain transmission quality requires more closely spaced transceivers and, therefore, tends to increase the cost of service coverage.

      To find unobstructed lines of sight, we generally install our transceivers and antennas on the rooftops of buildings. Line of sight and distance limitations generally do not present problems in urban areas, provided that suitable roof rights can be obtained, due to the existence of unobstructed structures from which to transmit and the concentration of customers within a limited area. Line of sight and distance limitations in non-urban areas can arise due to lack of structures with sufficient height to clear local obstructions. We may have to construct intermediate links or use other means to resolve these line of sight and distance issues. These limitations may render fixed wireless links uneconomic in certain locations.

      With the 39 GHz spectrum, because there are existing users of that spectrum, we as a new user of the spectrum will be required to coordinate our use so as not to interfere with an existing user. We do not believe that the coordination process will significantly limit our ability to make use of the spectrum.

      Switching Technology

      There are two widely used switching technologies currently deployed communications networks: circuit-switching systems and packet-switching systems. Circuit switch-based communications systems, which currently dominate the public telephone network, establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call.

      Packet switch-based communications systems, which format the information to be transmitted into a series of shorter digital messages called “packets,” are the preferred means of data transmission. Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. A key feature that distinguishes Internet architecture from the public telephone network is that on the packet-switched Internet, a single dedicated channel between communication points is not required.

      Packet switch-based systems offer several advantages over circuit switch-based systems, particularly the ability to commingle packets from several communications sources together simultaneously onto a single channel. For most communications, particularly those with bursts of information followed by periods of “silence,” the ability to commingle packets provides for superior network utilization and efficiency, resulting in more information being transmitted through a given communication channel.

      IP technology, an open protocol that allows unrelated computer networks to exchange data, is the technological basis of the Internet. The Internet’s explosive growth in recent years has focused intensive efforts worldwide on developing IP-based networks and applications. In contrast to protocols like ATM, which was the product of elaborate negotiations between the world’s monopoly telephone companies, IP is an open standard, subject to continuous improvement.

      We believe that a form of IP-based switching will eventually replace both ATM and circuit switched technologies, and will be the foundation of integrated networks that treat all transmissions — including voice, fax and video — simply as forms of data transmission. Current implementations of IP technology over the Internet lack the necessary quality of service to support real-time applications like voice and fax at commercially acceptable quality levels. We fully expect that a combination of increased bandwidth and improved technology will correct these deficiencies.

      We are in the process of constructing IP points of presence in all of our major markets using high-capacity IP routers. We have launched points of presence in eight of our markets, through which we offer Internet-related services, and plan to launch additional points of presence in 2000. We currently connect these points of presence with leased backbone facilities. On completion, our inter-city fiber network will serve as our IP backbone.

      We are in the process of deploying a number of next generation switching technologies, including soft-switch, optical and Ethernet switching technologies. The soft-switch is a distributed computer system that performs the same functions as a circuit switch. It can route and switch information at an extremely fast rate. Initially, we will use soft-switch technology to complement and relieve traffic from our circuit switches. We also are beginning to deploy optical switching, routing and transmission equipment on our inter-city network to create an all optical network. This technology is designed to make significant amounts of bandwidth available to our customers. It also is designed to enable us to more effectively and efficiently manage our customers' transmissions and to enhance our deployment of dense wave division multiplexing technology. Optical switching will support all transmission protocols, including IP, ATM and frame relay. We also are deploying Ethernet switching technology to support and expand our Ethernet services.

      We believe that the deployment of IP and soft-switch technologies currently under way on our network will enable us to implement new services based on current IP technology, and position us to adopt future IP technology implementations as they evolve to support fully integrated communications networks.

Sales and Customer Care

      Overview

      Our sales effort includes a direct field sales force, a telesales operation and third party sales agents. Historically, our primary sales efforts have focused on selling switched local and long distance voice services to small and medium-sized businesses and professional groups with fewer than 50 business lines. Our market research indicates that these customers prefer a single source for all of their telecommunications requirements, including products, billing, installation, maintenance, and customer service. By offering small and medium-sized customers our bundled local and long distance services or our XOptions packages, which bundle local and long distance voice services, Internet access and web hosting services, we believe we provide our customers a level of convenience that generally is unavailable in the communications marketplace.

      We are now marketing and selling services to other telecommunications carriers and large commercial users through our national sales team. The expansion of our data service capabilities, including enhancements of those capabilities resulting from the Concentric acquisition and the addition of IP technology to our networks, has enabled our national sales team to expand our targeted customers to include larger national customers that can benefit from our broad range of services.

      We market and sell our shared tenant services through a separate direct sales force, which targets high concentrations of business customers in multi-tenant commercial office buildings in the metropolitan areas in which we provide service.

      Direct Sales

      We have established highly motivated and experienced direct field and telesales forces that are designed to establish a direct and personal relationship with our customers. We seek to recruit salespeople with strong sales backgrounds, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators and the incumbent carriers. Salespeople are given incentives through a commission structure that generally targets 40% to 50% of a salesperson’s compensation to be based on performance. Our compensation structure also provides additional incentives for the sale of services to customers who are located in buildings that are connected directly to our networks.

      We have expanded our sales force from approximately 700 salespeople at December 31, 1999 to approximately 1,700 salespeople at December 31, 2000. This increase in headcount was due primarily to the growth of our business.

      Other Sales Channels

      We are complementing our direct sales force by developing alternative sales channels to distribute the increasing number of products and services available to our broadening customer base. These channels include numerous third party sales agents. We currently have national distribution arrangements with four agency firms, whose representatives market a broad range of XO services. Our alternate distribution channel includes nearly 400 indirect agents in markets throughout the United States. We also market via our telesales operation and via the web at www.xo.com.

      Customer Care

      We support our sales efforts and customer retention and satisfaction through our customer care operations. Historically, customers received support from customer care representatives based in each of our markets. In 2000, we consolidated customer care operations into four primary centers. Our goal continues to be to provide customers with a customer care group that has the ability and resources to respond to and resolve customer problems as they arise. As the number of markets in which we operate expanded, we felt that centralizing customer care centers enabled us to provide customers with better care, including the availability of representatives 24 hours a day, seven days a week. This structure also takes advantage of economies of scale, which we believe improves our cost structure significantly. We, however, still provide locally-based care for our most complex, largest customers.

      We have expanded our customer care organization from approximately 300 employees at December 31, 1999 to approximately 900 employees at December 31, 2000.

Regulatory Overview

      Overview

      The Telecom Act, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local telecommunications services throughout the United States by new competitive entrants such as us. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier — often a former subsidiary of AT&T, known as a Regional Bell Operating Company, or RBOC — which owned and operated the entire local exchange network. The RBOCs, following some recent consolidation, now consist of the following companies: BellSouth, Verizon, Qwest Communications and SBC Communications. Among other things, the Telecom Act preempts state or local governments from prohibiting any entity from providing telecommunications service, which had the effect of eliminating prohibitions on entry found in almost half of the states at the time the Telecom Act was enacted.

      The Telecom Act requires incumbent carriers to interconnect their facilities with those of their competitors, including us. This interconnection obligation permits our customers to exchange telecommunications traffic with the customers of other carriers, including the incumbent carrier. This ability to interconnect with incumbent carriers and the preemption of state and local prohibitions on entry are essential to our ability to be a full service provider of telecommunications services.

      At the same time, the Telecom Act preserved state and local jurisdiction over many aspects of local telephone service, and, as a result, we are subject to varying degrees of federal, state and local regulation. Consequently, federal, state and local regulation, and other legislative and judicial initiatives relating to the telecommunications industry, could significantly affect our business.

      Federal Regulation

      Although the FCC exercises jurisdiction over our communication facilities and services, we are not currently required to obtain FCC authorization for the installation, acquisition or operation of our wireline network facilities. We have obtained FCC authority to provide facilities-based international services. In addition, we are required to hold and have obtained FCC authorizations for the operation of our fixed wireless LMDS and 39 GHz facilities. Unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation, which leaves us free to set our own pricing policies. The FCC does require us to file interstate tariffs on an ongoing basis for interstate access (rates charged among carriers for access to their networks). The FCC has issued a decision that requires us to withdraw tariffs for interstate domestic long distance service and international long distance service. We, however, still will be required to make the terms, conditions and pricing of the detariffed services available to the public on our company web page.

      The following is a summary of the interconnection and other rights granted by the Telecom Act that are most important for full local competition and our belief as to the effect of the requirements, if properly implemented:

•	Network interconnection, which permits customers of ours to exchange traffic with customers connected to other networks;

•	Local loop unbundling, which allows us to selectively gain access to incumbent carriers’ facilities and wires that connect the incumbent carriers’ central offices with customer premises, thereby enabling us to serve customers not directly connected to our networks;

•	Reciprocal compensation, which mandates arrangements for local traffic exchange between incumbent carriers and XO and other competitors, thereby improving our margins for local service;

•	Number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to our local voice services; and

•	Access to phone numbers, which mandates assignment of new telephone numbers to our customers, thereby enabling us to provide telephone numbers to new customers on the same basis as the incumbent carrier.

      In January 1999, the U.S. Supreme Court upheld key provisions of the FCC rules implementing the Telecom Act, in a decision that was generally favorable to competitive telephone companies such as us. In finding that the FCC has general jurisdiction to implement the Telecom Act’s local competition provisions, the Supreme Court confirmed the FCC’s role in establishing national telecommunications policy, and thereby created certainty regarding the rules governing local competition going forward.

      Although the rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented to permit competitive telephone companies like us to compete effectively with the incumbent carriers. Discussed below are several FCC and court proceedings relating to the application of certain FCC rules and policies that are significant to our operations.

Unbundling of Incumbent Network Elements.

      In the January 1999 Supreme Court decision discussed above, the Court affirmed the FCC’s interpretation of matters related to unbundling of incumbent carriers’ network elements. It held that the FCC correctly interpreted the meaning of the term “network element”, which defines the parts of an incumbent carrier’s operations that may be subject to the “unbundling” requirement of the Telecom Act. The Court, however, also held that the FCC did not correctly determine which network elements must be unbundled and made available to competitive telephone companies such as us. In November 1999, the FCC released its order addressing the deficiencies in the FCC’s original ruling cited by the Supreme Court. The order is generally viewed as favorable to us and other competitive carriers because it ensures that incumbent carriers will be required to continue to make available those network elements, including unbundled loops, that are crucial to our ability to provide local and other services. It states that incumbent carriers must provide access to the following unbundled network elements:

•	loops, including loops used to provide high-capacity and advanced telecommunications services, which allow competitors to access all of the features, functions and capabilities of the transmission facilities owned by the incumbent carrier between its central office and the customer’s location;

•	network interface devices, which permit competitors to connect their facilities with the telephone wiring inside the customer’s location;

•	local circuit switching (except for larger business customers in major urban markets), which allows competitors to access all of the features, functions and capabilities of the incumbent carrier’s switch;

•	dedicated and shared transport, which allows competitors to utilize transmission facilities owned by the incumbent carrier between customer locations and the incumbent carrier’s switches or between the incumbent carrier’s switch locations;

•	signaling and call-related databases, which competitors use to correctly route and bill calls; and

•	operations support systems, which permit competitors to submit orders to the incumbent for unbundled network elements and for provisioning, repair and maintenance services.

      In addition, incumbent carriers must provide access to combinations of elements if they are currently combined in the networks, but the FCC did not address whether an incumbent carrier must combine network elements that are not already combined in the network because that issue is pending before the Eighth Circuit Court of Appeals.

      The FCC declined, except in limited circumstances, to require incumbents to unbundle the facilities used to provide high-speed Internet access and other data services. In addition, the FCC did not require incumbents to provide competitive carriers with access to operator and directory assistance services. These aspects of the order are not expected to have a material adverse effect on our operations.

      The Supreme Court’s decision did not address or resolve the incumbent carriers’ challenge to the FCC’s forward-looking pricing methodology for unbundling network elements. The incumbent carriers challenged this methodology before the Eighth Circuit Court of Appeals which issued a decision vacating the FCC’s decision to use a forward-looking pricing methodology. The Eighth Circuit decision has been appealed to the Supreme Court. If the incumbent carriers succeed in defending the Eighth Circuit decision, we may be required to pay more to purchase network elements, which could increase our cost of doing business.

Regulation of the RBOC’s Ability to Provide Long Distance Service.

      The FCC has primary jurisdiction over the implementation of Section 271 of the Telecom Act, which provides that the RBOCs cannot offer in-region long distance services until they have demonstrated that:

•	they have entered into an approved interconnection agreement with a facilities-based competitive telephone company or that no such competitive telephone company has requested interconnection as of a statutorily determined deadline;

•	they have satisfied a 14-element checklist designed to ensure that the RBOC is offering access and interconnection to all local exchange carriers on competitive terms; and

•	the FCC has determined that allowing the RBOC to offer in-region, long distance services is consistent with the public interest, convenience and necessity.

      The FCC has granted two RBOCs the authority to provide long distance service in a few states. Verizon has such authority in the New York, and SBC Communications has such authority in Texas, Kansas and Oklahoma. In addition, several applications by the RBOCs are currently pending before state commissions and it is expected that these applications plus several new applications are likely to be filed with the FCC in the near future. We cannot predict if any of these applications will be approved or when such approval is likely to occur. Approval could have an adverse affect on our ability to compete if it is not accompanied by safeguards to ensure that the RBOC continues to comply with the market-opening requirements of Section 271 or if it is granted prematurely before the RBOC has completely satisfied the market-opening requirements.

Provision of Advanced Telecommunications Services.

      Rules promulgated under the Telecom Act restrict the RBOCs’ ability to provide advanced telecommunications services, such as data and DSL services. The RBOCs have challenged these restrictions at the FCC, in court appeals and through federal and state legislative efforts. A regulatory decision, legislative change or a court ruling striking down the FCC’s restrictions on RBOCs’ ability to provide advanced services may have the effect of allowing RBOCs to provide terms, conditions and pricing to their own affiliates that provide data services that are better than those made available to unaffiliated competitors.

Universal Service.

      In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as “universal service”. For example, the FCC established new subsidies for services provided to qualifying schools and libraries and rural health care providers, and expanded existing subsidies to low income consumers. Most telecommunications companies, including us, must pay for these programs based on its share of its interstate telecommunications revenues. In a 1999 decision, the Fifth Circuit Court of Appeals issued a ruling that had the net effect of somewhat lowering our contribution of revenues to universal service. We cannot be sure that legislation or FCC rulemaking will not increase the size of our subsidy payments or the scope of the subsidy program.

Intercarrier Compensation Reform.

      Currently, communications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges, both of which are being considered for reform.

Interstate Access Charges. Long distance carriers pay local carriers, including us, interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers’ networks. Historically, the RBOCs set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. With the establishment of an explicit and competitively neutral universal service subsidy mechanism, however, the FCC is under increasing pressure to revise the current access charge regime to bring the charges closer to the cost of providing access. In response, the FCC has initiated a proceeding to consider whether the access rates that companies such as us charge to long distance carriers should be regulated. The FCC is also considering whether competitors’ access rates be set through negotiation rather than tariffing and whether long distance companies can refuse to exchange traffic with competitors. The method selected and the timing of a FCC decision to lower access charge levels or a FCC decision requiring that competitors’ access rates be set through negotiation rather than tariffing may reduce access charge revenue that we receive from long distance carriers. Although a FCC decision lowering access charges may reduce our access charge revenues, we do not expect that such a reduction would have a material impact on our total revenues or financial position.

Local Reciprocal Compensation Charges. Local telephone companies such as us typically compensate other local carriers for terminating traffic on their networks. These payments flow in two directions. First, when we terminate traffic for another local carrier to a customer on our network, we collect compensation. Second, when we send traffic to another carrier for termination, we pay compensation. Some competitors, however, have a customer base that generates many more minutes of terminating traffic from other carriers than originating traffic destined for other carriers. For example, a competitor that has a customer base that has many information service providers typically will have a large amount of compensation being paid to it by other carriers, while it will owe very little reciprocal compensation to other carriers. The FCC is currently considering whether it should revamp the local reciprocal compensation structure to eliminate or reduce the opportunity for carriers to take advantage of an imbalance of originating and terminating traffic flows. The method selected and the timing of a FCC decision to restructure reciprocal compensation could affect the amount of revenue we receive from other carriers for terminating their traffic. Because our traffic is relatively in balance across our markets, however, we do not expect a FCC decision to restructure reciprocal compensation to have a material impact on our total revenues or financial position.

Regulation of Business Combinations.

      The FCC, along with the Department of Justice and state commissions, has jurisdiction over business combinations involving telecommunications companies. The FCC has reviewed a number of recent and proposed combinations to determine whether the combination would undermine the market-opening incentives of the Telecom Act by permitting the combined company to expand its operations without opening its local markets to competition or have other anti-competitive effects on the telecommunications and Internet access markets. In some cases, the FCC has set conditions for its approval of the proposed business combination. We cannot predict whether any conditions imposed will be effective, nor can we predict whether the FCC will impose similar conditions should it approve future business combinations.

      State Regulation

      State regulatory commissions retain jurisdiction over our facilities and services to the extent they are used to provide intrastate communications. We expect that we will be subject to direct state regulation in most, if not all, states in which we operate in the future. Many states require certification before a company can provide intrastate communications services. We are certified in all states where we have operations and certification is required. We cannot be sure that we will retain such certifications or that we will receive authorization for markets in which we expect to operate in the future.

      Most states require us to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. In some states, our tariff can list a range of prices for particular services. In other states, prices can be set on an individual customer basis. Several states where we do business, however, do not require us to file tariffs. We are not subject to price cap or to rate of return regulation in any state in which we currently provide service.

      Under the regulatory arrangement contemplated by the Telecom Act, state authorities continue to regulate matters related to universal service, public safety and welfare, quality of service and consumer rights. All of these regulations, however, must be competitively neutral and consistent with the Telecom Act, which generally prohibits state regulation that has the effect of prohibiting us from providing telecommunications services in any particular state. State commissions also enforce some of the Telecom Act’s local competition provisions, including those governing the arbitration of interconnection disputes between the incumbent carriers and competitive telephone companies.

      Local Government Regulation

      In certain locations, we must obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our fiber-optic networks in the public right-of-way. In some of the areas where we provide network services, our subsidiaries pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. Cities that do not currently impose fees might seek to impose them in the future, and after the expiration of existing franchises, fees could increase. Under the Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for use of public rights-of-way. As noted above, these activities must be consistent with the Telecom Act, and may not have the effect of prohibiting us from providing telecommunications services in any particular local jurisdiction.

      If an existing franchise or license agreements were terminated prior to its expiration date and we were forced to remove our fiber from the streets or abandon our network in place, our operations in that area would cease, which could have a material adverse effect on our business as a whole. We believe that the provisions of the Telecom Act barring state and local requirements that prohibit or have the effect of prohibiting any entity from providing telecommunications service should be construed to limit any such action. Although none of our existing franchise or license agreements have been terminated, and we have received no threat of such a termination, there can be no assurance that one or more local authorities will not attempt to take such action. Nor is it clear that we would prevail in any judicial or regulatory proceeding to resolve such a dispute.

      Environmental Regulation

      Our switch site and customer premise locations are equipped with back-up power sources in the event of an electrical failure. Each of our switch site locations has battery and diesel fuel powered back-up generators, and we use batteries to back-up some of our customer premise equipment. Federal, state and local environmental laws require that we notify certain authorities of the location of hazardous materials and that we implement spill prevention plans. We believe that we currently are in compliance with these requirements in all material respects.

      European Regulation

      Three of our European subsidiaries, our United Kingdom subsidiary, our German subsidiary, and our Netherlands subsidiary, have received approvals to provide a variety of communications services in those respective countries. We currently are seeking similar approval in France and Belgium.

      Our U.K. subsidiary is qualified for competitive carrier status and, therefore, is regulated by the United Kingdom Office of Telecommunications, known as OFTEL, which regulates local, interexchange and international telecommunications in the United Kingdom. We have secured the right to occupy the municipal rights of way, subject to the receipt of certain local permitting approvals. We, however, have no assurance that these permits will be granted on a timely basis, or that they are on terms and conditions acceptable to us. In addition, we have been awarded licenses for fixed broadband wireless spectrum in the United Kingdom’s spectrum auction and, therefore, are regulated by the Radio Communications Agency, which regulates wireless licensees.

      Our German subsidiary has authorization to provide data services in Germany and is regulated by the Regulatory Authority for Telecommunications and Posts, known as Reg TP, which regulates telecommunications in Germany. We have secured the right to occupy municipal rights of way to operate our national transmission network in Germany and for our metropolitan network in the City of Frankfurt am Main, subject to the receipt of certain local permitting approvals. We, however, have no assurance that these permits will be granted on a timely basis, or that they are on terms and conditions acceptable to us.

      Our Netherlands subsidiary has authorization to provide data and/or Internet services in the Netherlands and is regulated by the Independent Post and Telecommunications Authority, known as OPTA, which regulates telecommunications in the Netherlands. We have secured the right to occupy the municipal rights of way, subject to the receipt of certain local permitting approvals. We, however, have no assurance that these permits will be granted on a timely basis, or that they are on terms and conditions acceptable to us.

      As in the United States, incumbent carriers in Europe must provide competitive carriers with interconnection, including collocation in their central offices and access to certain unbundled network elements. There are, however, significant differences between the European and the United States regulatory structures. In many cases, the European regulations are less favorable for competitive carriers than those applicable in the United States. For example, most European governments still retain majority ownership or controlling interest in their incumbent telephone companies. Government ownership and regulatory restrictions may hamper our ability to fully compete against the incumbent telephone companies in Europe.

      Canadian Regulation

      Wispra Networks is the licensee of fixed broadband wireless spectrum licenses that it won in Canada’s first spectrum auction and is therefore subject to regulation by Industry Canada, which regulates wireless licensees. In addition, Wispra Networks has qualified for competitive local exchange carrier status and is regulated by the Canadian Radio-television and Telecommunications Commission, known as CRTC, which regulates local, interexchange and international telecommunications carriers operating in Canada. To be eligible to continue to hold wireless licenses and to operate as a Canadian competitive local exchange carrier, Wispra Networks must be Canadian-owned and controlled and incorporated under the laws of Canada. Wispra must also secure permits from the cities in its markets to occupy the municipal rights of way. Wispra has no assurance that these permits will be granted, or that if they are granted that they are on terms and conditions favorable to Wispra.

      Like in the United States, incumbent carriers in Canada must provide competitive carriers with interconnection, including collocation in their central offices and access to unbundled network elements. There are, however, significant differences between the Canadian and the United States regulatory structures. In many cases, the Canadian regulations are less favorable for competitive carriers than those applicable in the United States. In addition, Canadian regulation requires the ownership and control of Canadian telecommunications carriers by Canadians and restricts the voting rights and equity participation of non-Canadian investors like us in ventures like Wispra. These restrictions hamper not only our ability to fully and effectively participate in this venture, but may also hamper Wispra’s ability to attract investors, raise capital and efficiently operate.

Competition

      The regulatory environment in which we operate is changing rapidly. The passage of the Telecom Act combined with other actions by the FCC and state regulatory authorities continues to promote competition in the provision of communications services. In addition, new technologies, such as voice-over-IP, and regulatory changes, particularly the FCC’s approval for two incumbent carriers to provide long distance services in several states, are blurring the distinctions between traditional communications markets. Also, the increasing importance of data services has focused the attention of most communications companies on this growing sector. As a result, a competitor in any of our business areas potentially is a competitor in our other business areas.

      Incumbent Carriers

      In each market we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. We compete with the incumbent carriers in our markets for local exchange services on the basis of product offerings, quality, capacity and reliability of network facilities, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the incumbent carriers have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. Competition, however, is not based on any proprietary technology. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our networks’ dual path architectures and state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks.

      Other Voice Service Competitors

      We also face, and expect to continue to face, competition for local telecommunications services from other competitors and potential competitors. In addition to the incumbent carriers, competitors and potential competitors offering or capable of offering switched local and long distance services include long distance carriers such as AT&T, WorldCom, Inc. and Sprint Corporation, cable television companies, the largest of which have merged with AT&T or AOL Time Warner, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users, as well as other new entrants such as Time Warner Telecom, Level 3, McLeodUSA Incorporated, Winstar Communications, Inc. and Teligent, Inc.

      We also compete with long distance carriers in the provision of long distance services. Although the long distance market is dominated by three major competitors, AT&T, WorldCom, and Sprint, hundreds of other companies, such as Qwest, also compete in the long distance marketplace. In addition, we will compete with the RBOCs for the provision of long distance service as they receive FCC authority to offer such service.

      Many of our existing and potential competitors have financial, personnel and other resources, including name recognition, significantly greater than ours.

      Data Service Competitors

      We face competition from at least four groups of companies for Internet access and other data services, and the following are examples of the key competitors in these groups:

•	Telecommunications companies: AT&T, WorldCom, Sprint, Level 3, Qwest, and the other incumbent carriers;

•	Online service providers: AOL Time Warner and MSN, the Microsoft Network;

•	Internet service providers: BBN Corporation, a subsidiary of GTE, EarthLink Network, Inc., MindSpring Enterprises, Inc., PSINet Inc., Verio Inc., other national and regional providers; and

•	Web hosting providers: AboveNet Communications, Exodus Communications.

      Additional groups of competitors include cable companies and DSL providers, including Covad Communications Group, Inc. and Rhythms Netconnections, Inc.

      Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to us.

      Other Business Competitors

      Our enhanced communications service offerings are also subject to competition. For example, there are several competitors that offer interactive voice response services similar to those offered by our Interactive division, such as Call Interactive and West Teleservices Corporation, which we believe focus their sales efforts on large volume interactive voice response service users.

      Our shared tenant services business competes with a number of companies offering similar services, including Allied Riser Communications Corporation, OnSite Access and Cypress Communications.

Employees

      As of December 31, 2000, we employed approximately 7,400 people, including full-time and part-time employees. We consider our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

Risk Factors

Risks Related to Liquidity and Financial Resources

We have a history of increasing net losses and negative cash flow from operations and we may never be able to satisfy our cash needs from operations.

      For each period since inception, we have incurred substantial and increasing net losses and negative cash flow from operations. For 2000, we posted a net loss attributable to common stockholders of approximately $1,247.7 million and showed negative cash flows from operations of approximately $559.4 million. Our accumulated deficit was approximately $2,465.2 million at December 31, 2000. We expect that losses and negative cash flow from operations will continue over the next several years.

      Our existing operations do not currently, and are not expected in the near future to, generate cash flows from which we can make interest payments on our outstanding notes, make dividend payments on our outstanding preferred stock or fund continuing operations and planned capital expenditures. We cannot know when, if ever, net cash generated by our internal business operations will support our growth and continued operations. If we are unable to generate cash flow in the future sufficient to cover our fixed charges and are unable to raise sufficient funds from other sources, we may be required to:

•	refinance all or a portion of our debt and redeemable preferred stock; or

•	sell all or a portion of our assets.

We have substantial existing debt and preferred stock and we will incur substantial additional obligations that will increase the risk of a default.

      As of December 31, 2000, we had ten outstanding issues of senior notes totaling $4,021.6 million in principal amount and accreted value, approximately $38.2 million in miscellaneous debt obligations of our subsidiaries, and eight series of redeemable preferred stock with an aggregate liquidation preference of $2,100.1 million. In addition, we have a $1,000.0 million senior secured credit facility, under which $375.0 million was drawn at December 31, 2000, and an additional $237.5 million was drawn in February 2001. Based on the existing interest rates for obligations with variable interest rates and assuming payment of dividends in additional shares of preferred stock for the three series of our preferred stock that permit this type of dividend payment, we estimate that $430.0 million would be needed to pay cash interest and dividend obligations in 2001 under our outstanding debt and preferred stock, including the interest payable on our convertible subordinate notes issued on January 12, 2001 and the additional $237.5 million drawn under our senior secured credit facility in February 2001.

      The indentures under which our notes have been issued, and our senior secured credit facility, permit us to incur substantial additional debt. We fully expect to draw down the remaining $387.5 million available under our senior secured credit facility and borrow substantial funds in the next several years. This additional indebtedness will further increase the risk of a default unless we can establish an adequate revenue base and generate sufficient cash flow to repay our indebtedness. We may never establish an adequate revenue base to produce an operating profit or generate adequate positive cash flow to provide future capital expenditures and repayment of debt.

We do not have sufficient additional financing commitments to meet our long term needs and, if we are not successful in raising additional capital, we will not be able to build and maintain our business, which may adversely affect our ability to compete.

      Building our business will require substantial additional capital spending. Our capital spending plans have increased substantially over time, as our strategy has evolved and our planned networks have grown larger and more robust. We will need to raise additional capital because our anticipated future capital requirements exceed the $1,861.0 million in cash and marketable securities we had on hand as of December 31, 2000, the $387.5 million currently available under our senior secured credit facility (which is our only current commitment for additional financing) and the net proceeds of approximately $503.3 million from the convertible subordinated notes sold by us on January 12, 2001.

      At different points in recent years, debt and equity financing for technology companies in general, and competitive communications companies in particular, have not been available on terms that we would consider acceptable. Specifically, in recent months, conditions in the capital markets for such companies have deteriorated. Consequently, the capital markets may be less receptive to debt and equity offerings by such companies at this time. If, as a result of these existing market conditions or other factors, we fail or are unable to raise sufficient capital when needed, we may be required to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and our ability to compete in the telecommunications services industry and generate profits for stockholders, and could even result in a payment default on our existing debt.

The covenants in our indentures and senior secured credit facility restrict our financial and operational flexibility, which could have an adverse affect on our results of operations and on the value of your investment.

      The indentures under which our senior notes have been issued and our senior secured credit facility contain covenants that restrict, among other things, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. Our senior secured credit facility also requires us to maintain specified financial ratios. If we fail to comply with these covenants or meet these financial ratios, the holders of our senior notes or the lenders under our senior secured credit facility could declare a default and demand immediate repayment. Unless we cure any such default, they could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our senior secured credit facility consists of all of the assets purchased with the proceeds thereof, the stock of certain of our direct subsidiaries, all of our assets and, to the extent of $125.0 million of guaranteed debt, assets of our subsidiaries. A default under any of these agreements could adversely affect our rights under other commercial agreements.

      In addition, we are required to use the net proceeds from the sale of certain series of senior notes and senior discount notes, and a portion of the proceeds drawn under our senior secured credit facility, to fund expenditures for the construction, improvement and acquisition of new and existing networks and other assets used in our business and direct and indirect investments in certain joint ventures to fund similar expenditures. Prior to the application of all such proceeds, we may invest them in marketable securities.

      Our existing debt obligations and outstanding redeemable preferred stock also could affect our financial and operational flexibility, as follows:

•	they may impair our ability to obtain additional financing in the future;

•	they will require that a substantial portion of our cash flow from operations and financing activities be dedicated to the payment of interest on debt and dividends on preferred stock, which will reduce the funds available for other purposes;

•	they may limit our flexibility in planning for or reacting to changes in market conditions; and

•	they may cause us to be more vulnerable in the event of a downturn in our business.

Risks Related to Network Development

If we cannot quickly and efficiently install our network hardware, we will be unable to generate revenue, which would adversely affect our operating results.

      Each of our networks consists of many different pieces of hardware, including switches, routers, fiber optic cables, electronics and combination radio transmitter/receivers, known as transceivers, and associated equipment, which are difficult to install. If we cannot install this hardware quickly, the time in which customers can be connected to our network and we can begin to generate revenue from our network will be delayed. You should be aware that the construction of our North American inter-city fiber optic network is not under our control, but is under the control of Level 3 Communications. If Level 3 fails to complete its network on time or if it fails to perform as specified, our strategy of linking our local networks to one another and creating an end-to-end North American network will be delayed. In addition, you should be aware that the construction of our European inter-city and metro fiber networks are also under the control of Level 3, and, if Level 3 fails to complete any of these networks on time or if it fails to perform as specified, our European strategy will be delayed.

The failure of our operations support systems to perform as we expect could impair our ability to retain customers and obtain new customers or result in increased capital expenditures, which would adversely affect our revenues.

      Some of the operations support systems we employ are proprietary. In addition, we are continuing to integrate the operations support systems previously employed by Concentric, which we acquired in June 2000, into our operation support systems. Our operation support systems are expected to be an important factor in our success. If any of these systems fail or do not perform as expected, we could suffer customer dissatisfaction, loss of business or the inability to add customers on a timely basis, any of which would adversely affect our revenues. Furthermore, problems may arise with higher processing volumes or with additional automation features, which could potentially result in system breakdowns and delays and additional unanticipated expense to remedy the defect or to replace the defective system with an alternative system.

If our selection of IP technology is incorrect, implementation of our business strategy could be delayed, which would adversely affect our growth and operation results.

      We plan to rely on IP technology as the basis for our planned end-to-end network. Although IP technology is used throughout the Internet, its extension to support other telecommunications applications, such as voice and video, has not yet been perfected, and IP technology currently has several deficiencies, including poor reliability and quality. Integrating this technology into our network may prove difficult and may be subject to delays. In addition, improvements to the IP technology may not become available in a timely fashion or at a reasonable cost, if at all. If the technology choices we make prove to be incorrect, ineffective or unacceptably costly, our strategy of creating an end-to-end network could be delayed, which would adversely affect our growth and operating results.

We may not be able to continue to connect our network to the incumbent carrier’s network or maintain Internet peering arrangements on favorable terms, which would impair our growth and performance.

      We must be a party to interconnection agreements with the incumbent carrier in order to connect our customers to the public telephone network. We may not be able to renegotiate or maintain interconnection agreements in all of our markets on favorable terms. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets.

      We require continued peering arrangements with other ISPs, particularly the large, national ISPs, to implement our planned expansion of data services including Internet access services. Peering arrangements are agreements among Internet backbone providers to exchange data traffic. Depending on the relative size of the carriers involved, these exchanges may be made without settlement charge. We may not be able to renegotiate or maintain peering arrangements on favorable terms, which would impair our growth and performance.

Physical space limitations in office buildings and landlord demands for fees or revenue sharing could limit our ability to connect customers directly to our networks and increase our costs, which would adversely impact our results.

      Connecting a customer who is a tenant in an office building directly to our network requires installation of in-building cabling through the building’s risers from the customer’s office to our fiber in the street or our antenna on the roof. In some office buildings, particularly the premier buildings in the largest markets, the risers are already close to their maximum physical capacity due to the entry of other competitive carriers into the market. Moreover, the owners of these buildings are increasingly requiring competitive telecommunications service providers like us to pay fees or otherwise share revenue as a condition of access. We have not been required to pay these fees in the smaller markets we have served in the past, but may be required to do so to penetrate larger markets, which would reduce our operating margins. In addition, some major office building owners have equity interests in, or joint ventures with, companies offering broadband communications services over fiber optic networks and may have an incentive to encourage their tenants to choose those companies’ services over ours or to grant those companies more favorable terms for installation of in-building cabling.

The availability of equipment that takes advantage of the multipoint characteristics of our broadband wireless spectrum licenses has been only recently developed and may continue to cause performance problems or delays.

      Our broadband fixed wireless licenses permit us to transmit from a fixed point to multiple receivers, which may reduce our installation costs, as compared with traditional point-to-point links. Since this is a newly-authorized service, vendors are only beginning to offer multipoint equipment, and we encountered performance problems with it in its initial deployment. These performance problems may not be satisfactorily resolved, which could delay our plans to extend our services to customers through wireless connections.

      Fixed wireless direct connections require us to obtain access to rooftops from building owners and to satisfy local construction and zoning rules for antennas and transmitters. The need to obtain these authorizations could be an additional source of cost and delay.

Our inability to accurately predict the total cost of our broadband wireless first mile deployment could have an adverse impact on our results.

      Although we have selected vendors from which we may purchase broadband wireless equipment, because our fixed wireless deployment strategy contemplates utilizing a number of equipment vendors, we do not know precisely how much the equipment we will need will cost. Installation costs are expected to vary greatly, depending on the particular characteristics of the locations to be served. After initial installation, we expect to incur additional costs to reconfigure, redeploy and upgrade our wireless direct connections as technologies improve.

It is expensive and difficult to switch new customers to our network, and lack of cooperation of the incumbent carrier can slow the new customer connection process, which could impact our ability to compete.

      It is expensive and difficult for us to switch a new customer to our network because:

•	a potential customer faces switching costs if it decides to become our customer, and

•	we require cooperation from the incumbent carrier in instances where there is no direct connection between the customer and our network.

      Our principal competitors, the incumbent carriers, are already established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Their physical connections from their premises to those of their customers are expensive and difficult to duplicate. To complete the new customer provisioning process, we rely on the incumbent carrier to process certain information. The incumbent carriers have a financial interest in retaining their customers, which could reduce their willingness to cooperate with our new customer provisioning requests.

We depend on our key personnel and qualified technical staff and, if we lose their services, our ability to manage the day-to-day aspects of our complex network will be weakened. We may not be able to hire and retain qualified personnel, which could adversely affect our operating results.

      We are highly dependent on the services of our management and other key personnel. The loss of the services of our senior executive management team or other key personnel could cause us to make less successful strategic decisions, which could hinder the introduction of new services or the entry into new markets. We could also be less prepared for technological or marketing problems, which could reduce our ability to serve our customers and lower the quality of our services.

      We believe that a critical component for our success will be the attraction and retention of qualified professional and technical personnel. In addition, we must also develop and retain a large and sophisticated sales force, particularly in connection with our plan to target larger national customers. We have experienced intense competition for qualified personnel in our business with the technical and other skill sets that we seek. We may not be able to attract, develop, motivate and retain experienced and innovative personnel. If we fail to do so, there will be an adverse effect on our ability to generate revenue and, consequently, our operating cash flow.

Risks Related to Competition and Our Industry

We face competition in local markets from other carriers, putting downward pressure on prices, which could impair our results.

      We face competition in each of our markets principally from the incumbent carrier in that market, but also from recent and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace. This competition places downward pressure on prices for local telephone service and data services, which can adversely affect our operating results. In addition, we expect competition from other companies, such as cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. If we are not able to compete effectively with these industry participants, our operating results could be adversely affected.

We face competition in long distance markets, putting downward pressure on prices, which could impair our results.

      We also face intense competition from long distance carriers in the provision of long distance services. This competition has substantially reduced prices for long distance services in recent years. Although the long distance market is dominated by three major competitors, AT&T, WorldCom and Sprint, hundreds of other companies, such as Qwest, also compete in the long distance marketplace. The incumbent carriers also are beginning to compete in the long distance market. If we are not able to effectively compete with these industry participants, our operating results could be adversely affected.

We face competition in creating a national broadband network, putting downward pressure on prices, which could impair our results.

      Several of our competitors, such as AT&T, WorldCom, Qwest, Level 3, and Williams, are creating broadband networks that would compete directly with the network we are building. In addition, other competitors have the ability to do so as well. If we are not able to successfully compete with these service providers, our operating results could be adversely affected.

We face competition for data services, putting downward pressure on prices, which could adversely affect our results.

      Competitors for data services consist of online service providers, Internet service providers and web hosting providers. New competitors continue to enter this market and include large computer hardware, software, media and other technology and telecommunications companies, including the incumbent carriers. Many communications companies and online services providers are currently offering or have announced plans to offer Internet or online services or to expand their network services. This competition puts downward pressure on prices. If we are unable to successfully compete with these data service providers, our operating results could be adversely affected.

Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and impair our growth.

      New technologies, such as voice-over-IP, and regulatory changes — particularly those permitting incumbent local telephone companies to provide long distance services — are blurring the distinctions between traditional and emerging telecommunications markets. In addition, the increasing importance of data services has focused the attention of most telecommunications companies on this growing sector. As a result, a competitor in any of our business areas is potentially a competitor in our other business areas, which could impair our prospects and growth.

Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

      Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. As a result, some of our competitors can raise capital at a lower cost than we can, and they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than we can. Also, our competitors’ greater brand name recognition may require us to price our services at lower levels in order to win business. Finally, our competitors’ cost advantages give them the ability to reduce their prices for an extended period of time if they so choose.

The technologies we use may become obsolete, which would limit our ability to compete effectively and adversely impact our results.

      The telecommunications industry is subject to rapid and significant changes in technology. Most technologies and equipment that we use or will use, including wireline and wireless transmission technologies, circuit and packet switching technologies, multiplexing technologies, data transmission technologies, including the DSL, ATM and IP technologies, and server and storage technologies may become obsolete. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the expectations of our customers, which could cause our results to suffer.

      The introduction of new technologies may reduce the cost of services similar to those that we plan to provide. As a result, our most significant competitors in the future may be new entrants to the telecommunications industry. These new entrants may not be burdened by an installed base of outdated equipment, and therefore may be able to more quickly respond to customer demands.

      Additionally, the markets for data and Internet-related services are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and frequent new product and service introductions. The future success of our data services business will depend, in part, on our ability to accomplish the following in a timely and cost-effective manner:

•	effectively use leading technologies;

•	continue to develop technical expertise;

•	develop new services that meet changing customer needs; and

•	influence and respond to emerging industry standards and other technological changes.

      Our pursuit of necessary technological advances may require substantial time and expense.

We may be required to pay patent licensing fees, which will divert funds which could be used for other purposes and could adversely impact our results.

      From time to time, we receive claims by third parties to the effect that technology or processes used by us in our business are covered by those third parties’ alleged patent rights and related requests to consider licensing certain patents held by those third parties. Should we be required to pay license fees in the future, such payments, if substantial, could have a material adverse effect on our results of operations.

Our company and industry are highly regulated, which restricts our ability to compete in our target markets and imposes substantial compliance costs on us that adversely impact our results.

      We are subject to varying degrees of regulation from federal, state and local authorities, as well as from various national and local agencies in Europe and Canada. This regulation imposes substantial compliance costs on us. It also restricts our ability to compete. For example, in each state in which we desire to offer our services, we are required to obtain authorization from the appropriate state commission. In addition, we will be required to obtain authorizations from various governmental agencies in the countries in which we plan to expand our existing European operations and Canada. If we do not receive authorization for markets or services to be launched in the future, our ability to offer services in our target markets could be adversely affected.

The requirement that we obtain permits and rights-of-way to develop our network increases our cost of doing business and could adversely affect our performance and results.

      In order for us to acquire and develop our fiber networks, we must obtain local franchises and other permits, as well as rights-of-way and fiber capacity from entities such as incumbent carriers and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. The process of obtaining these permits and rights-of-way is time-consuming and burdensome and increases our cost of doing business.

      We may not be able to maintain our existing franchises, permits and rights-of-way that we need to implement our business. We may also be unable to obtain and maintain the other franchises, permits and rights that we require. A sustained and material failure to obtain or maintain these rights could materially adversely affect our business in the affected metropolitan area.

Credit risks associated with Internet-related customers and service providers may adversely affect us.

      Many of our customers are in various Internet-related businesses, including ISPs, some of which have been adversely affected by recent business trends in that sector. To the extent the credit quality of these customers deteriorates or these customers seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

      We provide a significant portion of our DSL service through wholesale arrangements with other DSL service providers, many of which have been adversely affected by recent trends in that sector. One such provider, Northpoint Communications Group, Inc., has filed for bankruptcy protection. To the extent that Northpoint or other DSL service providers are unable to provide wholesale DSL service to us, we in turn may be unable to provide that service to our customers if we cannot provide service on our own DSL equipment or wholesale service from another DSL service provider is not available. In addition, the transition of our DSL customers’ services to another source of DSL service may cause potential disruptions for the affected DSL customers’ services. If we are unable to serve these customers, we will lose the related revenues.

Risks Related to Growth and Development of Data Services

If we are unable to manage our growth, the continued rapid growth of our network, services and subscribers could be slowed, which would adversely impact our results.

      We have rapidly expanded and developed our network and service offerings and increased the number of our subscribers, and expect to continue to do so. This has placed and will continue to place significant demands on our management, technical staff, operational and financial systems and procedures and controls. We may not be able to manage our anticipated growth effectively, which would harm our business, results of operations and financial condition. Further expansion and development of our network, service offerings and subscriber base will depend on a number of factors, including:

•	technological developments, including improvements in IP technology;

•	our ability to hire, train and retain qualified personnel in a competitive labor market;

•	availability of rights-of-way, building access and antenna sites;

•	development of customer billing, order processing and network management systems that are capable of serving our growing customer base; and

•	cooperation of the incumbent local telephone companies.

If we are not able to succeed in the data services market, the value of your investment could be adversely impacted.

      Our ability to succeed in the data services market depends to a large extent on our ability to build a tailored, value-added network services business. Our ability to do so is subject to the following risks:

•	the data services markets are relatively new, and current and future competitors are likely to introduce competing services or products, which may result in market saturation;

•	critical issues concerning commercial use of tailored, value-added services and Internet services, including security, reliability, ease and cost of access, and quality of service, remain unresolved and may impact the growth of such services;

•	the market for data services may fail to grow or grow more slowly than anticipated;

•	our inability to obtain sufficient quantities of sole- or limited-source components required to provide data services or to develop alternative sources, if required, could result in delays and increased costs in expanding, and overburdening of, our network infrastructure;

•	suppliers may not provide us with products or components that comply with Internet standards or that properly inter-operate with other products or components used in our network infrastructure;

•	the failure of any link in the delivery chain, including the networks with which we may establish public or private peering arrangements or private transit could impact our ability to serve customers;

•	the market for tailored value-added network services is extremely competitive, and we expect that competition will intensify in the future;

•	we could experience interruptions in service due to interruption in electricity and other utility services, a natural disaster, such as an earthquake, or other unanticipated problems; and

•	we could have liability for information disseminated through our network.

We face risks that could have a material adverse effect on our planned international expansion.

      Through the Concentric acquisition, we have acquired entities operating in the United Kingdom and The Netherlands, and have entered into agreements to acquire metro and inter-city networks in Europe and in connection with our planned expansion into other European countries. We also have an interest in a joint venture located in Canada. We may in the future expand into other international markets, either through acquisition of businesses or assets, organic development, or a combination thereof. The following risks are inherent in doing business on an international level:

•	unexpected changes in regulatory requirements or tax consequences;

•	export restrictions;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	problems in collecting accounts receivable;

•	fluctuations in currency exchange rates; and

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

      One or more of these factors may have a material adverse effect on our future international operations.

Other Risks

Craig O. McCaw, who controls XO, may have interests which are adverse to your interests and he may act in a manner that adversely impacts the value of your investment.

      Craig O. McCaw, primarily through his majority ownership and control of Eagle River Investments, L.L.C., currently controls more than 50% of our total voting power, and holds proxies that are likely to continue to assure that Mr. McCaw will hold a majority of that voting power. Because Mr. McCaw has the ability to control our direction and future operations and has interests in other companies that may compete with us, he may make decisions which are adverse to your interests and the interests of our other security holders.

      Mr. McCaw effectively controls a decision whether a change of control of XO will occur. Moreover, Delaware corporate law could make it more difficult for a third party to acquire control of us, even if a change of control could be beneficial to you.

Forward-Looking Statements

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs.

      Some statements and information contained in this report are not historical facts, but are “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	product and service development, including the development and deployment of data products and services based on IP, Ethernet and other technologies, and strategies to expand our targeted customer base and broaden our sales channels;

•	market development, including the number and location of markets we expect to serve;

•	network development, including those with respect to IP network and facilities development and deployment, switches using soft-switch technology, broadband fixed wireless technology, testing and installation, high speed technologies such as DSL, and matters relevant to our metro and inter-city networks; and

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness.

      All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the above “Risk Factors” section and elsewhere in this report, including, but not limited to:

•	general economic conditions in the geographic areas that we are targeting for communications services;

•	the ability to achieve and maintain market penetration and average per customer revenue levels sufficient to provide financial viability to our business;

•	access to sufficient debt or equity capital to meet our operating and financing needs;

•	the quality and price of similar or comparable communications services offered or to be offered by our competitors; and

•	future telecommunications-related legislation or regulatory actions.

XO Capital, Inc.

      XO Capital, Inc. is a Washington corporation and a wholly-owned subsidiary of XO Communications, Inc. XO Capital was formed for the sole purpose of obtaining financing from external sources when XO Communications, through a predecessor entity, was a limited liability company. It is a joint obligor with XO Communications on the 12 1/2% Senior Notes due 2006. XO Capital has had no operations to date.

Item 2. Properties

      We own or lease, in our operating territories, telephone property which includes: fiber optic backbone and distribution network facilities; point-to-point distribution capacity; central office switching equipment; connecting lines between customers’ premises and the central offices; and customer premise equipment. Our central office switching equipment includes electronic switches and peripheral equipment.

      The fiber optic backbone and distribution network and connecting lines include aerial and underground cable, conduit, and poles and wires. These facilities are located on public streets and highways or on privately-owned land. We have permission to use these lands pursuant to consent or lease, permit, easement, or other agreements.

      We, and our subsidiaries, lease facilities for our and their administrative and sales offices, central switching offices, network nodes and warehouse space. The various leases expire in years ranging from 2001 to 2008. Most have renewal options.

      In the first quarter of 2000, we relocated our headquarters to Reston, Virginia, where we are currently leasing 212,000 square feet of space, which will serve as our permanent headquarters. We still maintain some operations in the 45,000 square feet in Bellevue, Washington, leased for our former headquarters. Additional office space and equipment rooms will be leased as our operations and networks are expanded and as new networks are constructed.

Item 3. Legal Proceedings

      XO is not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

Item 4A. Executive Officers of the Registrant

      The following table sets forth the names, ages and positions of XO’s executive officers. Their respective backgrounds are described following the table.

Name	Age	Title

Daniel F. Akerson	52	Chairman, Chief Executive Officer

Nathaniel A. Davis	47	President and Chief Operating Officer

Henry R. Nothhaft	57	Vice Chairman

Nancy B. Gofus	47	Executive Vice President, Marketing and Customer Care

Michael Ruley	41	Executive Vice President, Market Sales Operations

Gary D. Begeman	42	Senior Vice President, General Counsel and Secretary

Doug L. Carter	50	Senior Vice President, Chief Technology Officer

Wayne M. Rehberger	42	Senior Vice President, Chief Financial Officer

Charles W. Sackley	47	Senior Vice President, National Accounts Sales & Marketing

R. Gerard Salemme	47	Senior Vice President, Regulatory and Legislative Affairs

Scott G. Macleod	38	Vice President, Chief Corporate Development Officer

      Daniel F. Akerson. Mr. Akerson has served as our Chairman of the Board of Directors and Chief Executive Officer since joining XO in September 1999. From March 1996 to February 2001, he was the Chairman of the Board of Directors of Nextel Communications, Inc. From March 1996 to July 1999, he was Chief Executive Officer of Nextel. From 1993 to March 1996, Mr. Akerson served as a general partner of Forstmann Little & Co., a private investment firm. While serving as a general partner of Forstmann Little, Mr. Akerson also held the positions of Chairman of the Board and Chief Executive Officer of General Instrument Corporation, a technology company acquired by Forstmann Little. From 1983 to 1993, Mr. Akerson held various senior management positions with MCI Communications Corporation, including president and chief operating officer. In addition, Mr. Akerson currently serves as a director of the American Express Company, AOL Time Warner, and Nextel Communications, Inc. and serves as Chairman of the Board of Directors of Nextel International, Inc., a substantially wholly owned subsidiary of Nextel.

      Nathaniel A. Davis. Mr. Davis has served as our President and Chief Operating Officer since joining XO in January 2000. In February 2000, he was elected to serve on our Board of Directors. From October 1998 to January 2000, Mr. Davis served as Vice President of Technical Services for Nextel. From November 1996 to September 1998, Mr. Davis was Chief Financial Officer of U.S. Operations at MCI. From January 1994 to October 1996, he was Chief Operating Officer of MCImetro, a subsidiary of MCI. From July 1992 to December 1993, Mr. Davis was Senior Vice President of Access Services for MCI. Mr. Davis currently serves as a director of Mutual of America Capital Management Corporation and XM Satellite Radio, Inc.

      Henry R. Nothhaft. Mr. Nothhaft has served as our Vice Chairman and as a member of our Board since the closing of our merger with Concentric in June 2000. From May 1995 to June 2000, he was President and Chief Executive Officer of Concentric. From August 1995 to June 2000, he served on the Board of Directors of Concentric and from January 1998 to June 2000, he served as the Chairman of Concentric.

      Nancy B. Gofus. Ms. Gofus has served as our Executive Vice President, Marketing and Customer Care since September 2000 and was Senior Vice President and Chief Marketing Officer from January 2000 until September 2000. From March 1999 to December 1999, she was the Chief Operating Officer of Concert Management Services, Inc., which previously was a wholly-owned subsidiary of British Telecom and is a global provider of managed telecommunications services. From March 1995 to March 1998, Ms. Gofus was Concert’s Senior Vice President of Marketing.

      Michael S. Ruley. Mr. Ruley has been Executive Vice President, Market Sales Operations since March 2001. From June 1999 to March 2001, he was our President, West Region. From April 1998 to June 1999, he was the President of our Southwest Region. From June 1996 to April 1998, Mr. Ruley held various positions at TCG, including Regional Vice President of the Pacific Bell Territory and Vice President and General Manager of both the San Francisco and Colorado markets. From March 1993 to June 1996, Mr. Ruley was the Director of New Business Development for BPI Communications, a Colorado based telecommunications and technology company.

      Gary D. Begeman. Mr. Begeman has served as our Senior Vice President, General Counsel and Secretary since November 1999. From May 1997 to November 1999, he was Deputy General Counsel of Nextel, and from August 1999 to November 1999, he also was a Vice President of Nextel. From January 1992 to May 1997, Mr. Begeman was a partner of the law firm Jones, Day, Reavis & Pogue, specializing in corporate and securities law and mergers and acquisitions.

      Doug L. Carter. Mr. Carter has served as our Senior Vice President, Chief Technology Officer since May 1999. From July 1998 to May 1999, he was our Senior Vice President, Technology. From February 1998 to November 1998, Mr. Carter also was the Vice President, Technology of Teledesic. From June 1996 to January 1998, he was Senior Vice President, Network Operations of AT&T Wireless Services, and, from June 1995 to May 1996, he was AT&T Wireless’ Vice President, Network Operations. From January 1987 to May 1995, Mr. Carter was Director, Technology of McCaw Cellular.

      Wayne M. Rehberger. Mr. Rehberger has served as our Senior Vice President, Chief Financial Officer since December 2000. From April 2000 to August 2000, he was Chief Financial Officer of Nettel Communications. On September 28, 2000, Nettel filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. From August 2000 to October 2000, Mr. Rehberger was our Senior Vice President of Finance. From April 1999 to March 2000, Mr. Rehberger was Senior Vice President of Finance at MCI WorldCom. From June 1986 to March 1999, he held other senior level finance positions at MCI.

      Charles W. Sackley. Mr. Sackley has served as our Senior Vice President, National Accounts Sales and Marketing since February 2000. From May 1999 to February 2000, he was Senior Vice President, Sales and Marketing for Wireless Facilities, Inc. and, from February 1998 to May 1999, he was Wireless Facilities’ Vice President, Sales and Business Development. From May 1997 to January 1998, Mr. Sackley was Executive Director of Marketing — Americas for Broadband Networks, Inc. From 1995 to 1997, he was Senior Director — Intelligent Network Operations of the Cellular Infrastructure Group of Motorola Inc. and, from 1993 to 1995, he was the Cellular Infrastructure Group’s Director — Switching and Intelligent Network Operations.

      R. Gerard Salemme. Mr. Salemme has served as our Senior Vice President, Regulatory and Legislative Affairs since January 2000. From March 1998 to January 2000, he served as our Senior Vice President, External Affairs and Industry Relations. From July 1997 to March 1998, he was our Vice President, External Affairs and Industry Relations. From December 1994 to July 1997, Mr. Salemme was Vice President, Government Affairs at AT&T Corp. From 1991 to 1994, Mr. Salemme was Senior Vice President, External Affairs at McCaw Cellular.

      Scott G. Macleod. Mr. Macleod has been our Vice President, Chief Corporate Development Officer since May, 1999. From January 1992 to May 1999, he was an investment banker with Merrill Lynch & Co., in its telecommunications group. While Mr. Macleod was with Merrill Lynch, he was a Vice President from 1993 to 1995, a director in 1996, and a managing director from 1997 to May 1999.

PART II

Item 5. Market for Registrants’ Common Stock and Related Stockholder Matters

Market Information

      Our Class A common stock is traded on the NASDAQ National Market under the symbol “XOXO.” Prior to September 26, 2000, our Class A common stock traded on the NASDAQ National Market under the symbol “NXLK.” The following table shows, for the periods indicated, the high and low bid prices for our Class A common stock as reported by the NASDAQ National Market. The prices below have been adjusted for the two-for-one stock split effected June 16, 2000, and a two-for-one stock split effected August 27, 1999.

	2000		1999

	High	Low	High	Low

First Quarter	$66.25	$32.75	$15.72	$6.50

Second Quarter	$63.91	$25.13	$21.69	$13.32

Third Quarter	$46.00	$22.88	$28.44	$19.00

Fourth Quarter	$36.25	$11.50	$45.66	$24.91

      There is no public trading market for our Class B common stock or XO Capital’s common equity. XO Capital is a wholly owned subsidiary of ours, formed for the sole purpose of obtaining financing from external sources.

      As of March 15, 2001, the approximate number of stockholders of record of our Class A common stock was 2,256 and of our Class B common stock was 8. XO is the sole holder of record of XO Capital’s common stock.

Use of Proceeds

      The initial public offering, or IPO, of our Class A common stock closed in October 1997, pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission that become effective on September 26, 1997. The net proceeds we received from the offering totaled approximately $226.8 million. As of December 31, 2000, proceeds from the IPO remain available for future network build out and working capital requirements. We have raised additional funding from debt and additional equity offerings in 1999, 2000 and 2001. The proceeds from these recent offerings have been applied first in funding the expansion of our network and other working capital requirements.

Dividends

      Neither we nor XO Capital have declared a cash dividend on any of our respective common stock. Covenants in our credit facility and the indentures pursuant to which our and XO Capital’s senior notes have been issued restrict our ability to pay cash dividends on our capital stock.

Sales of Unregistered Securities

      In January 2001, XO completed the issuance and sale in a private placement of $517.5 million 5.75% convertible subordinated notes due 2009. The notes, which were sold at 100% of their principal amount, are convertible into XO common stock at a conversion price of $25.5438 per share. Salomon Smith Barney, Inc. and Goldman, Sachs, and Co. acted as initial purchasers and received approximately $14.2 million in fees in connection with the sale of the notes. The offer and sale of the notes were exempt from registration requirements of the Securities Act of 1933 as amended, because each initial purchaser offered and sold the notes in the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-US persons in offshore transactions in reliance on Regulation S under the Securities Act.

Item 6. Selected Financial Data

		Year Ended December 31,

	2000 (a)	1999	1998	1997	1996

		(In Thousands, Except per Share Data)
Statement of Operations Data:

Revenue	$723,826	$274,324	$139,667	$57,579	$25,686

Loss from operations	(1,011,652)	(366,530)	(206,184)	(102,621)	(51,015)

Net loss	(1,101,299)	(558,692)	(278,340)	(129,004)	(71,101)

Net loss applicable to common shares	(1,247,655)	(627,881)	(337,113)	(168,324)	(71,101)

Net loss per share (b)	(3.87)	(2.51)	(1.57)	(0.98)	(0.46)

Statement of Cash Flow Data:

Net cash used in operating activities	$(559,414)	$(349,192)	$(174,484)	$(97,320)	$(40,563)

Net cash used in investing activities	(1,464,495)	(1,050,344)	(1,276,747)	(470,195)	(227,012)

Net cash provided by financing activities	1,648,663	1,948,503	1,381,653	879,782	343,032

Other Data:

EBITDA, as adjusted (c)	$(309,444)	$(214,248)	$(140,937)	$(72,184)	$(30,761)

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$1,860,963	$1,881,764	$1,478,062	$742,357	$124,520

Property and equipment, net	2,794,105	1,180,021	594,408	253,653	97,784

Investment in fixed wireless licenses, net	997,333	926,389	67,352	—	—

Total assets	9,085,375	4,597,108	2,483,106	1,219,978	390,683

Long-term debt	4,396,596	3,733,342	2,013,192	750,000	350,000

Redeemable preferred stock, net of issuance costs	2,097,016	612,352	556,168	313,319	—

Total shareholders’ equity (deficit)	1,838,401	(13,122)	(246,463)	71,285	(18,654)

(a)	The selected financial data in 2000 includes the accounts and activities of Concentric Network Corporation for the period commencing June 16, 2000, the date that Concentric merged into XO, through December 31, 2000.

(b)	The net loss per share data above has been adjusted for the stock splits effected in 2000 and in prior periods.

(c)	EBITDA represents operating loss adjusted for stock based compensation, depreciation, amortization and in-process research and development write-offs for the periods noted and has also been adjusted to exclude the restructuring charge recorded in 1999. EBITDA is not a generally accepted accounting principle measure but rather a measure employed by management to view operating results adjusted for major non-cash items.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

      Some of the statements contained in this filing discuss future expectations and business strategies or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. We undertake no obligation to publicly update or revise any forward-looking statements.

Results of Operations

      Operating results for any period are not necessarily indicative of results for any future period. On June 16, 2000, we completed the acquisition of Concentric. The Concentric acquisition was accounted for as a purchase; accordingly the operating results of Concentric are included from the date of acquisition.

      Operating Data

      The table below provides a summary of the key operating metrics used by management to assess the Company’s operational performance. As we are transitioning to a more data-centric business model, we have refined our operating metrics to better track and assess performance of our business and assets. Some of the metrics currently being presented are not available (n/a) for 1998 and in those instances we have provided previously disclosed metrics within the applicable results of operations discussion.

	As of December 31,
			Year to Year		Year to Year
	2000	1999	% Change	1998	% Change

Operating data (a):

Route miles (b)	13,493	4,285	214.9%	2,477	73.0%

Fiber miles (c)	748,604	378,200	97.9%	195,531	93.4%

On-net buildings connected (d)	1,947	1,320	47.5%	801	64.8%

Off-net buildings connected (e)	51,345	28,656	79.2%	13,443	113.2%

Voice grade equivalents (in thousands) (f)	11,211	2,437	360.0%	n/a

Customers (g)	87,755	46,947	86.9%	n/a

Average monthly revenue per customer (fourth quarter) (h)	$916	$655	39.8%	n/a

Voice switches operational	34	32	6.3%	21	52.4%

ATM switches operational	49	—		—

Managed servers (i)	3,015	—		—

Hosted shared websites (j)	218,598	—		—

Data centers operational	8	—		—

Employees	7,400	3,500	111.4%	2,299	52.2%

      The Company defines certain business metrics used above as follows:

(a)	Operating data — Except as noted below, the operating data for all periods presented include the statistics of the Las Vegas network, which we manage and in which we have a 40% membership interest.

(b)	Route miles — Route miles refers to the number of operational miles of the telecommunications path in which leased or Company-owned fiber optic cables are installed. These include metro and intercity miles.

(c)	Fiber miles — Fiber miles refers to the number of operational route miles installed along a telecommunications path, multiplied by our estimate of the number of fibers along that path. These include metro and inter-city miles.

(d)	On-net buildings connected — On-net buildings connected represents buildings physically connected to our networks, excluding those connected by unbundled incumbent local exchange carrier facilities.

(e)	Off-net buildings connected — Off-net buildings connected represents buildings connected to our networks through leased or unbundled incumbent carriers facilities.

(f)	Voice grade equivalents — Voice grade equivalents is a revenue-generating digital broadband equivalent of 64 kilobits per second line, known as DS-0 level, the standard capacity of a voice grade line, and measures the network utilization of both our voice and data services.

(g)	Customers — Customers represent the number of revenue-generating invoices within our billing systems. This statistic excludes Europe, Las Vegas, as well as consumer dial up and shared hosting accounts.

(h)	Revenue per customer — Revenue per customer represents average revenue per customer per month. These figures relate to the fourth quarter of each period presented. This calculation excludes both the associated revenue and customer counts for Europe, Las Vegas, as well as consumer dial up and shared hosting accounts.

(i)	Managed servers — Managed servers represent the number of Company or customer owned servers that are dedicated to hosting a single customer’s websites which reside in our data centers.

(j)	Hosted shared websites — Hosted share websites represents the number of websites that are hosted for multiple customers on shared servers.

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue

      Revenue in 2000 increased 163.9% to $723.8 million from $274.3 million in 1999. This increase was, in large part, the result of an increase in our overall number of customers resulting from the acquisition of Concentric, continued penetration into existing markets, and expansion into the Tampa Bay, Florida, Austin, Texas, and Portland, Oregon markets. In the year 2000, our customer base grew 86.9% from 46,947 customers in 1999 to 87,755 in 2000. Also contributing to the revenue growth was a 39.8% increase in average monthly revenue per customer from $655 per customer in the fourth quarter of 1999 to $916 per customer for the quarter ended December 31, 2000. We anticipate the trend of increasing revenue per customer to continue in future periods as we continue targeting larger business customers and adding higher-end services to our product mix. Servicing these larger enterprises and consequently achieving growth in revenue per customer is dependent on our ability to provide high bandwidth products and services over our network. Network traffic, as measured by voice grade equivalents, or VGEs, increased 360% from 2.4 million in 1999 to 11.2 million in 2000. A VGE is a revenue-generating digital broadband equivalent of 64 kilobits per second, the standard capacity of a voice grade line, and measures the network utilization of both our voice and data services.

      Revenue was derived from provision of the following services (in thousands):

	2000		1999

	Amount	% of Total Revenue	Amount	% of Total Revenue	Year to Year % Change

Data services	$331,892	45.9%	$54,032	19.7%	514.3%

Voice services	386,796	53.4%	219,391	80.0%	76.3%

Other services	5,138	0.7%	901	0.3%	470.3%

Total revenue	$723,826		$274,324		163.9%

      Data services includes revenue from Internet access, network access, and applications hosting services.

Internet access services include:

•	services marketed to enterprise customers, such as dedicated Internet access facilities and DSL services, and

•	residential and small business dial-up access services across the United States and in Canada.

Network access services include primarily dedicated access and virtual private network, or VPN, services that enable customers to deploy tailored, Internet Protocol, or IP, based business applications for internal enterprise, business-to-business and business-to-customer data communications on the private network while also affording high-speed access to the Internet.

Applications hosting services include:

•	sophisticated high-end hosting and Web site traffic management solutions for Internet-centric businesses, and

•	web hosting, e-commerce and streamed media services designed for small-to-medium sized businesses.

      Data services revenue increased 514.3% to $331.9 million in 2000, from $54.0 million in 1999. A primary contributor to this growth was our migration from a voice-centric to a more data-centric business, facilitated in large part by our acquisition of Concentric and the integration of its data products with our pre-existing services. In 2000, data revenue increased to 45.9% of total revenue from 19.7% of total revenue in the preceding year. We expect data services revenue to continue to grow as a percentage of total revenue in future periods due to our full integration of Concentric, the increased focus of our marketing efforts on targeting larger enterprise customers who tend to have a higher demand for sophisticated high-capacity data services, and an overall increased emphasis on the sale of data products, which generally yield higher margins than our voice products.

      Voice services revenue includes revenue from bundled local and long distance voice services, prepaid call processing, and other voice communications based services, including shared tenant services, interactive voice response, or IVR, and stand-alone long distance services. Voice services revenue increased 76.3% to $386.8 million in 2000 from approximately $219.4 million in 1999. We expect voice services revenue to continue to increase over future periods as a result of anticipated growth in revenue from continued penetration of existing markets, but to decrease as a percentage of total revenue as we expect growth in data services revenue to be higher than growth in voice services.

      Other services revenue was $5.1 million in 2000 compared to $0.9 million in the prior year. Other services revenue consists of “bundled” data and voice service offerings and other services such as fire-wall security provided to our existing IP customers. The increase in other services revenue is attributable to the addition of these bundled services to our product portfolio introduced in the second quarter of 2000, as well as the impact of the Concentric acquisition. We anticipate that revenue from bundled services will increase in future periods both in absolute amounts and as a percentage of our total revenue.

Costs and expenses

      The table below provides expenses by classification and as a percentage of revenue (in thousands):

	2000		1999

	Amount	% of Total Revenue	Amount	% of Total Revenue	Year to Year % Change

Costs and expenses:

Operating	$476,021	65.8%	$221,664	80.8%	114.7%

SG&A	557,249	77.0%	266,908	97.3%	108.8%

Restructuring	—	—	30,935	11.3%	—

Stock-based compensation	48,328	6.7%	12,872	4.7%	275.5%

Depreciation	223,780	30.9%	93,097	33.9%	140.4%

Amortization	393,934	54.4%	15,378	5.6%	2461.7%

In-process research and development	36,166	5.0%	—	—	—

Total	$1,735,478		$640,854		170.8%

Operating

      Operating expenses increased $254.3 million to $476.0 million in 2000 compared to $221.7 million in 1999. Operating expenses include telecommunications costs paid to third party providers for access and transport services. Operating expenses also includes network operations and engineering costs for network-related and enhanced communications services. Telecommunications costs accounted for 67% of the increase in operating expenses, resulting primarily from the increased volumes in our switched local and long distance communication services and rapid expansion of our data services. Network operations and engineering costs accounted for the remaining increase in operating expense. The increase in network operations and engineering costs was primarily driven by increased headcount and related costs necessitated by the expansion of our network and service offerings. Operating expense as a percentage of revenue decreased from 80.8% in 1999 to 65.8% in 2000. We expect our operating expenses, including our telecommunications costs of service, to continue to increase in future periods in connection with our growth and expansion plans. We further expect operating expenses to decrease as a percentage of revenue as our revenue grows and we continue to migrate from leased transport capacity to a facilities-based network for our inter-city transport and certain metro network requirements and increase the number of our customers connected directly to our network.

Selling, general and administrative

      Selling, general and administrative, or SG&A, expenses increased $290.3 million to $557.2 million in 2000 compared to $266.9 million in 1999. SG&A expenses relate to sales and marketing, information systems, and general corporate office functions. A majority of the increase is attributable to increased sales, customer support, and administrative headcount and related costs associated with the expansion of our business. Marketing costs also increased $40.9 million due to costs associated with our national advertising and marketing campaigns to support our new product offerings and launch of the XO brand name. SG&A expense decreased as a percentage of revenue from 97.3% in 1999 to 77.0% in 2000 due primarily to our ability to support higher revenue growth with lower incremental costs.

We expect to see a continued reduction of SG&A as a percentage of revenue due to the anticipated growth in our revenue, cost savings resulting from the centralization of key functions, and integration of Concentric’s operations as well as our ongoing efforts to control these costs. We expect SG&A expenses to grow in absolute amounts due to the continued expansion of our business.

Restructuring

      In the fourth quarter of 1999, we recorded a $30.9 million non-recurring restructuring charge for costs associated with relocating our Bellevue, Washington headquarters to Northern Virginia. Approximately $28.0 million of the charge resulted from non-cash stock option compensation charges that arose from accelerated vesting on certain employee options associated with their severance.

Stock-based compensation

      Stock-based compensation expense increased $35.5 million in 2000 versus 1999 and also increased as a percentage of revenue to 6.7% in 2000 from 4.7% in 1999. The year over year increase resulted from an increase in compensation expense arising from stock option grants to new executive management as well as restricted stock granted to key employees of Concentric in connection with the merger. Compensation expense is recognized over the vesting periods of compensatory stock options based on the excess of the fair value of the common stock at the date of grant (determined by reference to the market price on that date) over the exercise price of the option. Compensation expense associated with restricted stock is based on the fair market value of the stock at the time of vesting. With respect to the restricted stock granted to key Concentric employees in connection with the merger, a portion of the restricted stock issued was fully vested as of the date of the grant, with the remainder vesting in connection with year 2000 and 2001 performance criteria.

Depreciation

      Depreciation expense increased $130.7 million in 2000, which was primarily attributable to the increase in network and technology assets placed into service during the year and assets placed into service in 1999 that were subject to a full year of depreciation in 2000. In 2000, we had capital expenditures of $1,380.6 million versus $611.5 million in the prior year. Our net property and equipment, which also reflects assets acquired from Concentric, increased $1,614.1 million to $2,794.1 million in 2000 versus $1,180.0 million in 1999. As we expand our networks and install related equipment and other network technology, depreciation expense is expected to continue to increase.

Amortization

      Amortization expense was $393.9 million in 2000 versus $15.4 million in 1999. Substantially all of the increase is attributable to the amortization of goodwill and other intangibles associated with the Concentric acquisition, which are being amortized over a period of up to five years.

In-process research and development

      As a result of the Concentric merger, we incurred a $36.2 million one-time charge resulting from an allocation of the purchase price to in-process research and development. The allocation represents the estimated fair value based on risk-adjusted future cash flows of Concentric’s incomplete projects. At the date of the Concentric merger, the development of these projects had not yet reached technological feasibility, and the technology had no alternative future uses. As such, the entire $36.2 million of in-process research and development acquired was expensed as of the acquisition date.

Interest income

      Interest income totaled $180.9 million in 2000 compared to interest income of $91.0 million in 1999. The increase in interest income corresponds to the increase in our average cash and investment balances.

Interest expense

      Interest expense totaled $434.1 million in 2000 compared to interest expense of $283.1 million in 1999. The increase in interest expense was primarily due to an increase in our average outstanding indebtedness over the respective periods resulting from a $375.0 million draw on our senior secured credit facility in the first quarter of 2000, debt assumed in connection with the Concentric acquisition and senior notes issued in June and November 1999 being outstanding for a full year.

We expect interest expense to increase in 2001 due to the issuance in January 2001 of $517.5 million of 5 3/4% convertible subordinated notes and a $237.5 million additional borrowing under our credit facility in February 2001.

Loss from continuing operations

      Loss from continuing operations totaled $1,101.3 million in 2000, compared to $558.7 million in 1999, due to the foregoing factors. Additionally, the net loss in 2000 includes a $226.5 million net gain on the sale of an equity investment and a $57.7 million impairment charge on investments, including three investments acquired in the Concentric merger that were recorded at fair market value at the merger date.

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenue

      Revenue in 1999 increased 96.4% to $274.3 million from $139.7 million in 1998. This increase was driven by growth in our customer base resulting from continued penetration in existing markets, the expansion into new markets, and build out of our network. During 1999, access lines in service grew 145.7% to 428,035 in 1999 from 174,182 in 1998.

      Revenue was derived from provision of the following services (in thousands):

	1999		1998

	Amount	% of Total Revenue	Amount	% of Total Revenue	Year to Year

Data services	$54,032	19.7%	$13,054	9.3%	314.0%

Voice services	219,391	80.0%	126,613	90.7%	73.3%

Other services	901	0.3%	—	—	—

Total revenue	$274,324		$139,667		96.4%

      Data services revenue increased 314.0% to $54.0 million in 1999, from approximately $13.1 million in 1998. Our 1999 and 1998 data services revenue consists of network access services including dedicated access that enable customers to deploy tailored, Internet Protocol, or IP, based business applications for internal enterprise, business-to-business and business-to-customer data communications while also affording high-speed access to the Internet. In 1999, data revenue increased to 19.7% of total revenue as compared to 9.3% of total revenue in the preceding period. The increase resulted primarily from growing dedicated network access sales, mostly to larger business customers.

      Voice services revenue increased 73.3% to $219.4 million in 1999 from $126.6 million in 1998. Voice services revenue includes revenue from bundled local and long distance, prepaid call processing, and other voice services. Voice services revenue increased $92.8 million from 1998 to 1999 which is attributable to increased call volume from bundled local and long distance services arising from expansion in existing markets, and the addition of new markets. In 1999, we launched 12 new markets for a total of 49 markets across the United States.

      Voice services revenue also includes other services such as shared tenant services, interactive voice response, or IVR, and stand-alone long distance services. Shared tenant services, including telecommunications management services is provided to groups of small and medium-sized businesses located in the same office building. IVR is a platform that allows a consumer to dial into a computer-based system using a toll-free number and a touch-tone phone and access a variety of information by following a customized menu. Combined revenue from IVR, shared tenant and stand alone long distance has decreased from 45.1% percent of total revenue in 1998 to 20.9% of revenue in 1999 due to our focus on selling bundled local and long distance services and increased data services revenue.

      The table below provides expenses by classification and as a percentage of revenue (amounts in thousands):

	Expense Classification as a Percentage of Revenue
	(dollars in thousands)

	1999		1998

		% of Total		% of Total	Year to Year
	Amount	Revenue	Amount	Revenue	% Change

Costs and expenses:

Operating	$221,664	80.8%	$123,675	88.5%	79.2%

SG&A	266,908	97.3%	156,929	112.4%	70.1%

Restructuring	30,935	11.3%	—	—	—

Stock-based compensation	12,872	4.7%	4,993	3.6%	157.8%

Depreciation	93,097	33.9%	45,638	32.7%	104.0%

Amortization	15,378	5.6%	14,616	10.5%	5.2%

Total	$640,854		$345,851		85.3%

Operating

      Operating expenses increased 79.2% in 1999 to $221.7 million versus $123.7 million in 1998. The increase was attributable to increased network costs related to provisioning higher volumes of local, long distance and enhanced communications services, an increase in employees and an increase in other related costs primarily to expand our switched local and long distance service businesses in existing and planned markets.

Selling, general and administrative

      Selling, general and administrative, or SG&A, expenses increased 70.1% in 1999 to $266.9 million from $156.9 million in 1998. Consistent with the cost drivers of our operating expenses, the increase in SG&A expense was primarily due to increases in employees and other costs associated with the expansion of our switched local and long distance service businesses in existing and planned markets.

Restructuring

      In the fourth quarter of 1999, we recorded a $30.9 million non-recurring restructuring charge for costs associated with relocating our Bellevue, Washington headquarters to Northern Virginia.

Stock-based compensation

      Stock-based compensation expense increased to $12.9 million from $5.0 million in 1998 due primarily to compensatory stock options issued to new executive management during 1999. Compensation expense is recognized over the vesting periods of the options based on the excess of the fair value of the stock options at the date of grant over the exercise price.

Depreciation

      Depreciation expense increased 104% in 1999 to $93.1 million from $45.6 million in 1998. The increase was primarily due to placement in service of additional telecommunications network assets, including switches, fiber optic cable, and network electronics and related equipment.

Amortization

      Amortization expense was $15.4 million in 1999 which was consistent with amortization expense of $14.6 million recorded in 1998.

Interest income

      Interest income increased 25.7% in 1999 to $91.0 million from $72.4 million in 1998. The increase corresponded to the increase in our average cash and investment balances.

Interest expense

      In 1999, interest expense increased 95.8% to $283.1 million from $144.6 million in 1998. The increase was due to an increase in our average outstanding indebtedness.

Other Operating Data

      EBITDA represents operating loss adjusted for stock based compensation, depreciation, amortization and in-process research and development write-offs and has also been adjusted to exclude the non-recurring restructuring charge recorded in 1999. The table below summarizes EBITDA, both in amount and as a percentage of revenue (dollars in thousands):

	Year Ended December 31,

	2000		1999		1998

		% of Total		% of Total		% of Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue

EBITDA	$(309,444)	(42.8%)	$(214,248)	(78.1%)	$(140,937)	(100.9%)

      EBITDA is not a generally accepted accounting principle measure but rather a measure employed by management to view operating results adjusted for major non-cash items. EBITDA has been consistently improving as a percentage of revenue due to revenue growth and the decrease in operating and SG&A expenses as a percentage of revenue as indicated above. In absolute dollars, our EBITDA loss has increased due to business expansion costs as discussed above.

Liquidity and Capital Resources

      Our business is capital-intensive and, as such, has required and will continue to require substantial capital investment. We build high capacity networks with broad market coverage, a strategy that initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize any revenue from them. These capital expenditures, together with the associated early operating expenses, will continue to result in negative cash flow unless and until we are able to establish an adequate customer base. We believe, however, that over the long term this strategy will enhance our financial performance by increasing the traffic flow over our networks.

      Capital Uses

      During 2000, cash used in operating activities was $559.4 million, compared to $349.2 million in the prior year. The increase in cash used was due to increased operating losses and the timing of expenditures and customer receipts.

      During 2000, cash used in investing activities was $1,464.5 million, compared to $1,050.3 million used in the prior year. Our investment in property and equipment increased $769.1 million from $611.5 million for 1999 to $1,380.6 million for 2000 and our investment in marketable securities increased $396.2 million in 2000 compared to the prior year. This increase was offset partially by a decrease in investments in fixed wireless licenses year-over-year from $508.9 million invested in 1999 to $49.5 million for 2000, as well as the receipt of $245.1 million from the sale of an equity investment and $46.9 million of net cash acquired in the Concentric merger. Our 1999 fixed wireless license investment activity reflects our acquisitions of WNP Communications and remaining interest in NEXTBAND.

      We expect that our business will continue to require substantial amounts of cash expenditures to fund operations and capital expenditures in 2001 and beyond relating to our existing and planned network development and operations. These funds are expected to relate to:

•	the purchase and installation of switches, routers, servers and other data-related equipment and related electronics in existing networks, for expansion of existing networks and in networks to be constructed or acquired in new markets;

•	the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings;

•	the development of our comprehensive information technology platform;

•	the purchase and installation of equipment associated with the deployment of fixed wireless services using our fixed wireless spectrum;

•	funding of the commitments to build and expand our North American metro and inter-city networks, our European inter-city and metro fiber networks, and our transatlantic capacity, and related expenses we expect to incur in building these networks;

•	the purchase and installation of equipment associated with deployment of digital subscriber line, or DSL, and other data services;

•	the funding of operating losses and working capital; and

•	possible expenditures associated with market expansions and potential acquisitions of businesses or assets.

      Capital Resources

2000 Financing Activities

      In January 2000, we issued 584,375 shares of Series C cumulative convertible participating preferred stock and 265,625 shares of Series D convertible participating preferred stock to several investment funds controlled by Forstmann Little & Co. in exchange for $850.0 million in cash. The Series C and Series D stock are convertible into shares of our Class A common stock at a conversion rate of $31.625 per share, and provide for a 3.75% annual dividend that is payable quarterly. Each share of Series C and Series D stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders may convert the preferred stock into Class A common stock at any time.

      In February 2000, we entered into a $1.0 billion senior secured credit facility with various lenders, and certain of our subsidiaries, as guarantors. The security for the facility consists of all of the assets purchased with the proceeds thereof, the stock of certain of our subsidiaries, all of our assets and, to the extent of $125.0 million of guaranteed debt, all assets of certain of our subsidiaries. A portion of the facility is available to provide working capital and for other general corporate purposes with the remainder available to provide financing for the construction, acquisition or improvement of telecommunication assets. The facility consists of a $387.5 million multi-draw term loan A, a $225.0 million term loan B, and a $387.5 million revolving credit facility. In addition, the facility may be increased by up to an additional $1.0 billion under certain circumstances. At closing, we borrowed $150.0 million of the term loan A and the entire $225.0 million of the term loan B, all of which remained outstanding at December 31, 2000.

      The revolving credit facility and the term loan A mature on December 31, 2006, and the term loan B matures on June 30, 2007. The maturity date for each of the facilities may be accelerated to October 31, 2005 unless we have refinanced our $350.0 million 12 1/2% Senior Notes by April 15, 2005. Amounts drawn under the revolving credit facility and the term loans are expected to bear interest, at our option, at the alternate base rate or reserve-adjusted London Interbank Offered Rate, or LIBOR, plus applicable margins. Initially, the applicable margins for the term loan A and the revolving credit facility are 175 basis points over the alternate base rate and 275 basis points over LIBOR. After June 30, 2003, the applicable margins for the term loan A and the revolving credit facility range from 62 1/2 to 150 basis points over the alternate base rate and from 162 1/2 to 250 basis points over LIBOR, based on the ratio of our consolidated total debt to annualized consolidated EBITDA, as defined in the agreements relating to the credit facility. The applicable margin for the term loan B is fixed at 225 basis points over the alternate base rate and 325 basis points over LIBOR. At December 31, 2000, the rate of interest applicable to the term loan A and the credit facility was 9.31% and 9.81% for the term loan B.

      In July 2000, we issued 268,750 shares of Series G cumulative convertible participating preferred stock and 131,250 shares of Series H convertible participating preferred stock to several investment funds controlled by Forstmann Little & Co. in exchange for $400.0 million in cash. The Series G and Series H stock are convertible into shares of our Class A common stock at a conversion rate of $31.625 per share, and provide for a 3.75% annual dividend that is payable quarterly. Each share of Series G and Series H stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders may convert the preferred stock into Class A common stock at any time.

      Our operating flexibility with respect to certain business matters is, and will continue to be, limited by covenants associated with our outstanding indebtedness and certain series of our preferred stock. Among other things, these covenants limit our ability to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposition of assets, make dividend payments and other distributions on capital stock and redeem capital stock.

      We are required to use the proceeds from the sale of certain series of our senior notes solely to fund expenditures for the construction, improvement and acquisition of new and existing networks and services and direct and indirect investments in certain joint ventures, by covenants in the indentures under which these and other of our notes were issued. We expect to fund other costs associated with our business with the proceeds of other offerings.

These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our interest.

2001 Financing Activities

      In January 2001, we completed the issuance and sale of 5.75% convertible subordinated notes for proceeds of $503.3 million net of underwriting fees of $14.2 million. Interest on the notes is payable semi-annually beginning in July 2001. The notes will be unsecured obligations and will be subordinate to all other senior indebtedness. The notes are convertible by the holders at anytime prior to maturity into Class A common stock at a conversion rate of 39.1484 shares per $1,000 principal amount of notes. The conversion rate is equivalent to a conversion price of approximately $25.5438 per share. We may terminate such conversion rights on or after January 18, 2003 if the current market price of our Class A common stock equals or exceeds 150%, on or prior to January 18, 2004, or 135% thereafter, of the $25.5438 implied conversion price for 20 days in a 30 consecutive day trading period. The notes are not redeemable prior to maturity on January 15, 2009.

      In February 2001, we drew down the remaining $237.5 million of the term loan A under our senior secured credit facility, as required under the terms of that facility.

Liquidity Assessment

      We believe that we have sufficient funds available to finance our operations into the first half of 2002. At December 31, 2000, giving effect to our convertible note offering in January 2001, our available funding sources totaled $2,989.3 million including our December 31, 2000 balance of cash and marketable securities of $1,861.0 million, the net proceeds from our January 2001 convertible note offering of $503.3 million, as well as $625.0 million of available borrowings under the senior secured credit facility. We estimate that our capital expenditures in the year 2001 will be between $1,900 million and $2,100 million and that our cash commitments for interest expense and preferred dividends in the year 2001 will be approximately $430 million based on our existing capital structure and currently applicable interest rates. The remainder is available to fund other operating expenses through 2001 and capital requirements and operations into the first half of 2002. We will need and plan to raise additional funds to meet our liquidity needs for subsequent years. We currently plan to do so when market conditions permit us to raise capital on acceptable terms. Beyond 2001, our funding requirements with respect to capital expenditures is expected to be more success-based and therefore driven by our assessment of the relevant business opportunities and funding availability.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      We have existing obligations relating to our redeemable preferred stock, senior notes, and bank credit facilities outstanding. These financial instruments expose us to interest rate risk. We do not have significant cash flow exposure to changing interest rates on the majority of our long term debt and redeemable preferred stock because the interest and dividend rates of those securities are fixed. However, the estimated fair values of the fixed-rate debt and redeemable preferred stock are subject to market risk. As disclosed in Notes 9 and 10 of our consolidated financial statements, which are included as part of this report, we had $4,021.6 million in fixed rate debt, $375.0 million in variable rate debt and $2,097.0 million in fixed rate redeemable preferred stock as of December 31, 2000. The significant terms of our instruments are fully disclosed in notes 9 and 10 to the consolidated financial statements. We are not currently engaged in the use of off-balance sheet derivative financial instruments, including interest rate swap and collar agreements, to hedge or partially hedge interest rate exposure arising from changes in interest rates.

      As disclosed in Note 4 of the consolidated financial statements, we also maintain an investment portfolio consisting of U.S. government and other securities with an average maturity of less than one year. These securities are classified as “available for sale.” If interest rates were to increase or decrease immediately, it could have a material, short-term impact on the fair value of these financial instruments. However, changes in interest rates would not likely have a material impact on interest earned on our investment portfolio. We currently mitigate our interest rate exposure on these investments by maintaining shorter maturity periods, and cycling the maturity dates for each investment over different periods throughout the year.

      Presented below is an analysis of our financial instruments, as of December 31, 2000, that are sensitive to changes in interest rates. The table demonstrates the change in fair value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points, or BPS, 100 BPS, and 150 BPS. With respect to our fixed rate debt, the sensitivity table below illustrates “fair values” or the amount of debt we would be able to obtain should interest rates fall or rise in the range indicated assuming similar terms and similar assessment of risk by our lenders. Fair values are determined using market rates on comparable instruments at December 31,

2000. Also included in the table below is an illustration of the cash flow risk arising from changes in interest rates on our senior secured credit facility.

Interest Rate Risk	Valuation of Securities Given an Interest Rate Decrease of X Basis			No Change in Interest	Valuation of Securities Given an Interest Rate Decrease of X Basis
(in millions)	Points			Rates	Points

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS

Financial Assets:

3 months - 1 year	859	858	857	855	854	853	852

Over 1 year	516	515	514	513	512	510	508

Marketable securities	$1,375	$1,373	$1,371	$1,368	$1,366	$1,363	$1,360

Financial Liabilities:

Due within 5-7 years	810	793	777	762	746	732	717

Due in 7-10 years	2,500	2,434	2,370	2,308	2,249	2,191	2,136

Fixed rate debt	$3,310	$3,227	$3,147	$3,070	$2,995	$2,923	$2,853

Cash Flow Risk	Annual Interest Expense Given			No Change in Interest	Annual Interest Expense Given
(in thousands)	an Interest Rate decrease of X Basis Points			Rates	an Interest Rate decrease of X Basis Points

	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS

Credit Facility	$30,412	$32,287	$34,162	$36,037	$37,912	$39,787	$41,662

      The sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis.

Item 8. Financial Statements and Supplementary Data

      Our consolidated financial statements are filed under this Item, beginning on page F-1 of this Report, and XO Capital’s consolidated balance sheet is filed under this Item, beginning on Page F-26 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required herein regarding directors is incorporated herein by reference from the definitive Proxy Statement for XO’s 2001 Annual Meeting, which is scheduled to be filed on or before May 1, 2001, under the caption “Election of Directors”. The information required herein regarding executive officers required is set forth in Part I hereof under the heading “Executive Officers of the Registrant”, which information is incorporated herein by reference. The information required by this item regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by XO’s directors and executive officers, and holders of ten percent of a registered class of XO’s equity securities is incorporated herein by reference from the definitive Proxy Statement for XO’s 2001 Annual Meeting which is scheduled to be filed on or before May 1, 2001, under the caption “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11. Executive Compensation

      The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the definitive Proxy Statement for XO’s 2001 Annual Meeting, which is scheduled to be filed on or before May 1, 2001, under the captions “Director Compensation” and “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference from the definitive Proxy Statement for XO’s 2001 Annual Meeting, which is scheduled to be filed on or before May 1, 2001, under the caption “XO Common Stock Ownership”.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference from the definitive Proxy Statement for XO’s 2001 Annual Meeting, which is scheduled to be filed on or before May 1, 2001, under the caption “Executive Compensation – Certain Relationships and Related Transactions.”

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) 1. and 2. Financial Statements and Schedules:

      (3) List of Exhibits — Refer to Exhibit Index, which is incorporated herein by reference.

      (b) Reports on Form 8-K:

None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: April 2, 2001	By: /s/ Daniel F. Akerson
Daniel F. Akerson
Chief Executive Officer
Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2001 by the following persons on behalf of the Registrant and in the capacities indicated:

Name	Title

/s/ Daniel F. Akerson Daniel F. Akerson	Chief Executive Officer (Principal Executive Officer) Chairman of the Board of Directors

/s/ Wayne M. Rehberger Wayne M. Rehberger	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph L. Cole Joseph L. Cole	Director

/s/ Nathaniel A. Davis Nathaniel A. Davis	Director

/s/ Sandra J. Horbach Sandra J. Horbach	Director

/s/ Nicholas Kauser Nicolas Kauser	Director

/s/ Craig O. McCaw Craig O. McCaw	Director

Sharon L. Nelson	Director

Henry R. Nothhaft	Director

/s/ Jeffrey S. Raikes Jeffrey S. Raikes	Director

/s/ Peter C. Waal Peter C. Waal	Director

/s/ Dennis M. Weibling Dennis M. Weibling	Director

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO Capital, Inc.

Date: April 2, 2001	By: /s/ Daniel F. Akerson
Daniel F. Akerson
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2001 by the following persons on behalf of the Registrant and in the capacities indicated:

Name /s/ Daniel F. Akerson Daniel F. Akerson	Title Chief Executive Officer (Principal Executive Officer)

/s/ Wayne M. Rehberger Wayne M. Rehberger	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

/s/ Nathaniel A. Davis Nathaniel A. Davis	Director

/s/ Gary D. Begeman Gary D. Begeman	Director

EXHIBIT INDEX

3.1.1	Amended and Restated Certificate of Incorporation of XO Communications, Inc. (f/k/a NM Acquisition Corp.) (Incorporated herein by reference to exhibit 3.1.1 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.1.2	Certificate of Amendment of Certificate of Incorporation of XO Communications, Inc. (f/k/a NM Acquisition Corp.) (Incorporated herein by reference to exhibit 3.1.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.1.3	Certificate of Amendment of Certificate of Incorporation of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 3.1.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.1.4	Certificate of Amendment of Certificate of Incorporation of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 3.1.4 filed with the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 of XO Communications, Inc. and XO Capital, Inc.)

3.2.1	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 14% Series A Senior Exchangeable Redeemable Preferred Shares and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.4 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.2	Certificate of Designation of Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 6 1/2% Series B Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.5 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.3	Certificate of Designation of Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series C Cumulative Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.6 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.4	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series D Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.7 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.5	Certificate of Designation of Voting Power, Designation Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of 13 1/2% Series E Senior Redeemable Exchangeable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 3.1.8 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.6	Certificate of Designation of Voting Power, Designation Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of 7% Series F Convertible Redeemable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 3.1.9 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.7	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series G Cumulative Convertible Participating Preferred Stock and Qualifications,

Limitation and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.10 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.2.8	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series H Convertible Participating Preferred Stock and Qualifications, Limitation and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.11 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.3	Restated By-laws of XO Communications, Inc. (f/k/a NM Acquisition Corp.) (Incorporated herein by reference to exhibit 3.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

3.4	Articles of Incorporation of XO Capital, Inc. (Incorporated herein by reference to exhibit 3.3 filed with the Registration Statement on Form S-4 of XO Communications, L.L.C. (the predecessor of XO Communications, Inc.) and XO Capital, Inc. (Commission File No. 333-4603))

3.5	By-laws of XO Capital, Inc. (Incorporated herein by reference to exhibit 3.4 filed with the Registration Statement on Form S-4 of XO Communications, L.L.C. (the predecessor of XO Communications, Inc.) and XO Capital, Inc. (Commission File No. 333-4603))

4.1.1	Form of stock certificate of 14% Senior Exchangeable Redeemable Preferred Shares (Incorporated herein by reference to exhibit 4.4 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.1.2	Form of stock certificate of Class A common stock (Incorporated herein by reference to exhibit 4.4 filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32001))

4.1.3	Form of stock certificate of 6 1/2% Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.1.3 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.1.4	Form of stock certificate of Series C Cumulative Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.4 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.1.5	Form of stock certificate of Series D Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.5 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.1.6	Form of stock certificate of 13 1/2% Series E Senior Redeemable Exchangeable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 4.3 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-58641))

4.1.7	Form of stock certificate of 7% Series F Convertible Redeemable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 4.1.7 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.1.8	Form of stock certificate of Series G Cumulative Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.8 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.1.9	Form of stock certificate of Series H Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.9 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.2.1	Indenture, dated as of April 25, 1996, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee, relating to 12 1/2% Senior Notes due April 15, 2006, including form of global note (Incorporated herein by reference to exhibit 4.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. and NEXTLINK Capital, Inc. (Commission File No. 333-4603))

4.2.2	First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), NEXTLINK Communications, L.L.C. (predecessor to XO Communications, Inc.), NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.6 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.2.3	Second Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.10 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))

4.2.4	Third Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., NEXTLINK Capital, Inc., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.2.4 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.3.1	Indenture dated September 25, 1997 between United States Trust Company, as Trustee and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), relating to the 9 5/8% Senior Notes due 2007 (Incorporated herein by reference to exhibit 4.7 filed with the Registration Statement on Form S-3 of NEXTLINK Communications, Inc. (Commission File No. 333-77577))

4.3.2	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated September 25, 1997, by and between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.11 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))

4.3.3	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated September 25, 1997, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.3.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.4.1	Indenture, dated March 3, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), relating to the 9% Senior Notes due 2008 (Incorporated herein by reference to exhibit 4.7 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.4.2	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated March 3, 1998, by and between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.12 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))

4.4.3	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of March 3, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.4.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.5.1	Indenture, dated April 1, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), relating to the 9.45% Senior Discount Notes due 2008 (Incorporated herein by reference to exhibit 4.9 filed with the quarterly report on Form 10-Q for the quarterly period ended June 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.5.2	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 1, 1998, by and between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.13 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))

4.5.3	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of April 1, 1998, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.5.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.6.1	Indenture, dated November 12, 1998, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as trustee relating to the 10 3/4% Senior Notes due 2008 (Incorporated herein by reference to exhibit 4.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-71749))

4.6.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of November 12, 1998, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.6.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.7.1	Indenture, dated June 1, 1999, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes due 2009 (Incorporated herein by reference to exhibit 4.16 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.7.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of June 1, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.7.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.8.1	Indenture, dated June 1, 1999, by and among NEXTLINK Communications Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of Texas, as Trustee, related to the 12 1/4% Senior Discount Notes due 2009 (Incorporated herein by reference to exhibit 4.17 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

4.8.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of June 1, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of Texas, as Trustee (Incorporated herein by reference to exhibit 4.8.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.9.1	Indenture, dated November 17, 1999, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee, relating to the 10 1/2% Senior Notes due 2009 (Incorporated herein by reference to exhibit 4.1(i) filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-30388))

4.9.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of November 17, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.9.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.10.1	Indenture, dated November 17, 1999, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of Texas, as Trustee, relating to the 12 1/8% Senior Discount Notes due 2009 (Incorporated herein by reference to exhibit 4.1(ii) filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-30388))

4.10.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of November 17, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of Texas, as Trustee (Incorporated herein by reference to exhibit 4.10.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.11.1	Indenture, dated as of December 18, 1997, between Concentric Network Corporation (predecessor to XO Communications, Inc.), as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee (Incorporated herein by reference to exhibit 4.2 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-45055))

4.11.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated December 18, 1997, by and among Concentric Network Corporation (predecessor to XO Communications, Inc.), as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee (Incorporated herein by reference to exhibit 4.11.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.11.3	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated December 18, 1997, by and among Concentric Network Corporation, as Issuer and predecessor to XO Communications, Inc., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee (Incorporated herein by reference to exhibit 4.11.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

4.12	Indenture, dated as of January 12, 2001, by and among XO Communications, Inc., as Issuer and U.S. Trust Company, National Association, as Trustee (Incorporated herein by reference to exhibit 4.12 filed with Amendment No. 1 on Form S-3 to Registration Statement on Form S-4 of XO Communications Inc. (Commission File No. 333-34974)).

4.13.1	Warrant Agreement, dated as of December 18, 1997, between Concentric Network Corporation (predecessor to XO Communications, Inc.) and Chase Manhattan Bank and Trust Company, National Association, as warrant agent (Incorporated herein by reference to exhibit 10.45 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-45055))

4.13.2	Warrant Registration Rights Agreement, dated as of December 18, 1997, between Concentric Network Corporation (predecessor to XO Communications, Inc.) and the Initial Purchasers. (Incorporated herein by reference to exhibit 10.46 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-45055))

4.13.3	Common Stock Purchase Warrant, dated June 29, 1999, issued to Microsoft Corporation by Concentric Network Corporation (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 4.12.5 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

10.1.1	Stock Option Plan of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 10.1.1 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

10.1.2	Employee Stock Purchase Plan of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 10.1.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

10.1.3	Change of Control Retention Bonus and Severance Pay Plan of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 10.3 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.1.4	1995 Stock Incentive Plan for Employees and Consultants of Concentric Network Corporation (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.4 filed with the Registration Statement on Form S-1 of Concentric Network Corporation (Commission File No. 333-27241))

10.1.5	Amended and Restated 1996 Stock Plan of Concentric Network Corporation (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.5 filed with the Registration Statement on Form S-1 of Concentric Network Corporation (Commission File No. 333-27241))

10.1.6	1997 Stock Plan of Concentric Network Corporation (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.6 filed with the Registration Statement on Form S-1 of Concentric Network Corporation (Commission File No. 333-27241))

10.1.7	1999 Non-Statutory Stock Option Plan of Concentric Network Corporation (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.50 filed with the Annual Report on Form 10-KA for the year ended December 31, 1998 of Concentric Network Corporation)

10.2.1	Registration Rights Agreement, dated as of January 15, 1997, between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc. and the signatories listed therein (Incorporated herein by reference to exhibit 10.4 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.2.2	Registration Rights Agreement, dated as of November 4, 1997, between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and Wendy P. McCaw (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.2.3	Registration Right Agreement, dated as of June 30, 1999, between NEXTLINK Communications, Inc. and Craig O. McCaw (Incorporated herein by reference to exhibit 10.6 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.2.4	Amended and Restated Registration Rights Agreement dated as of July 6, 2000, between XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and the purchasers listed on the signature pages thereto, relating to Class A common stock issuable upon conversion of Series C, Series D, Series G and Series H convertible preferred stock (Incorporated herein by reference to exhibit 10.2.4 filed with the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 of XO Communications, Inc. and XO Capital, Inc.)

10.2.5	Registration Right Agreement, dated as of June 16, 2000, between XO Communications, Inc. (f/k/a NM Acquisition Corp.) and Craig O. McCaw (Incorporated herein by reference to exhibit 99.4 filed with the Current Report on Form 8-K filed on June 22, 2000 of NEXTLINK Communications, Inc.)

10.2.6	Registration Rights Agreement, dated as of January 12, 2001, by and among XO Communications, Inc., Salomon Smith Barney Inc. and Goldman, Sachs & Co., relating to Class A Common Stock issuable upon conversion of 5 3/4% Convertible Subordinated Notes due 2009 (Incorporated herein by reference to exhibit 10.2.7 filed with Amendment No. 1 a Form S-3 to Registration Statement on Form S-4 of XO Communications, Inc. (Commission file No. 333-34974)).

10.3.1	Employment Agreement, effective September 21, 1999, by and between Daniel Akerson and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.11 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.3.2	Employment Agreement, dated as of January 3, 2000, by and between Nathaniel A. Davis and NEXTLINK Communications, Inc. (Incorporated herein by reference to exhibit 10.11 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.3.3	Employment Agreement, dated as of June 16, 2000, by and between Henry R. Nothhaft and XO Communications, Inc. (f/k/a NM Acquisition Corp.) (Incorporated herein by reference to exhibit 10.3.4 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

10.3.4	Amendment No. 1 to Employment Agreement, dated as of February 16, 2001, between Henry R. Nothhaft and XO Communications, Inc. (filed herewith)

10.4.1	Cost sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and INTERNEXT LLC (Incorporated herein by reference to exhibit 10.8 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.4.2	Guaranty Agreement, dated July 18, 1998, between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and Level 3 Communications, LLC. (Incorporated herein by reference to exhibit 10.7 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.4.3	Amendment of Guaranty Agreement, dated as of June 16, 2000, between XO Communications, Inc. (f/k/a NM Acquisition Corp.) and Level 3 Communications, L.L.C. (Incorporated herein by reference to exhibit 10.5.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

10.5.1	Credit and Guaranty Agreement, dated as of February 3, 2000, among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), certain subsidiaries of NEXTLINK Communications, Inc., as guarantors, various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, Toronto Dominion (Texas), Inc., as administrative agent, Barclays Bank PLC, and The Chase Manhattan Bank, as co-documentation agents and Goldman Sachs Credit Partners L.P., and TD Securities (USA) Inc., as joint lead arrangers (Incorporated herein by reference to exhibit 10.1 filed with the current report on Form 8-K filed on February 16, 2000 of NEXTLINK Communications, Inc.)

21	Subsidiaries of the Registrant

23.1	Consent of Arthur Andersen

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of

XO Communications, Inc.:

      We have audited the accompanying consolidated balance sheets of XO Communications, Inc. (a Delaware corporation, formerly NEXTLINK Communications, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XO Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Vienna, Virginia

February 5, 2001

XO Communications, Inc.

Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	December 31,

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$493,004	$868,463

Marketable securities	1,367,959	1,013,301

Accounts receivable, net of allowance for doubtful accounts of $20,999 and $7,215, respectively	181,309	80,746

Other current assets	71,536	8,935

Pledged securities	17,415	40,759

Total current assets	2,131,223	2,012,204

Property and equipment, net	2,794,105	1,180,021

Investments in fixed wireless licenses, net	997,333	926,389

Goodwill and other intangibles, net	2,914,876	91,428

Other assets	247,838	387,066

Total assets	$9,085,375	$4,597,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$357,451	$81,841

Accrued liabilities	279,534	119,795

Accrued interest payable	46,018	45,578

Current portion of capital lease obligations	24,820	2,003

Total current liabilities	707,823	249,217

Long-term debt	4,396,596	3,733,342

Other long-term liabilities	45,539	15,319

Total liabilities	5,149,958	3,997,878

Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized: 13,189,227 and 12,324,796 shares issued and outstanding on December 31, 2000 and December 31, 1999, respectively; aggregate liquidation preference of $2,100,093 and $625,952 on December 31, 2000 and December 31, 1999, respectively	2,097,016	612,352

Stockholders’ equity (deficit):

Common Stock, par value $0.02 per share, stated at amounts paid in; Class A, 1,000,000,000 shares authorized, 262,010,715 and 150,457,264 shares issued and outstanding on December 31, 2000 and December 31, 1999, respectively; Class B, 120,000,000 shares authorized, 105,414,226 and 117,485,100 shares issued and outstanding on December 31, 2000 and December 31, 1999, respectively	4,392,646	1,139,232

Deferred compensation	(72,050)	(85,489)

Accumulated other comprehensive income (loss)	(17,041)	150,634

Accumulated deficit	(2,465,154)	(1,217,499)

Total stockholders’ equity (deficit)	1,838,401	(13,122)

Total liabilities and stockholders’ equity (deficit)	$9,085,375	$4,597,108

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2000	1999	1998

Revenue	$723,826	$274,324	$139,667

Costs and expenses:

Operating (excluding stock-based compensation of $3,015 and $835 in 2000 and 1999, respectively)	476,021	221,664	123,675

Selling, general and administrative (excluding stock-based compensation of $45,313, $12,037 and $4,993 in 2000, 1999 and 1998, respectively)	557,249	266,908	156,929

Restructuring (including $28,016 in non-cash stock compensation)	—	30,935	—

Stock-based compensation	48,328	12,872	4,993

Depreciation	223,780	93,097	45,638

Amortization	393,934	15,378	14,616

In-process research and development	36,166	—	—

Total costs and expenses	1,735,478	640,854	345,851

Loss from operations	(1,011,652)	(366,530)	(206,184)

Interest income	180,905	90,961	72,409

Interest expense	(434,122)	(283,123)	(144,565)

Other income, net	163,570	—	—

Net loss	$(1,101,299)	$(558,692)	$(278,340)

Preferred stock dividends and accretion of preferred stock redemption obligation	(146,356)	(69,189)	(58,773)

Net loss applicable to common shares	$(1,247,655)	$(627,881)	$(337,113)

Net loss per share (basic and diluted)	$(3.87)	$(2.51)	$(1.57)

Shares used in computation of net loss per share	322,089,883	250,264,918	215,416,528

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)

	Common Stock

	Shares

	Class A	Class B	Amount	Deferred Compensation		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 1997	76,671,596	134,986,292	$330,561		$(6,771)	$(252,505)	$—	$71,285

Issuance of compensatory stock options	—	—	9,592		(9,592)	—	—	—

Compensation attributable to stock options vesting	—	—	—		4,993	—	—	4,993

Issuance of common stock through employee benefit plans	3,377,140	—	3,695		—	—	—	3,695

Issuance of common stock for purchase of minority interest	—	757,248	5,727		—	—	—	5,727

Conversion of Class B common stock into Class A common stock	16,631,732	(16,631,732)	—		—	—	—	—

Termination of common stock redemption obligation	—	2,079,800	4,950		—	—	—	4,950

Net loss	—	—	—		—	(278,340)	—	(278,340)

Cumulative redeemable preferred stock dividends and accretion of preferred stock redemption obligation	—	—	—		—	(58,773)	—	(58,773)

Balance at December 31, 1998	96,680,468	121,191,608	354,525		(11,370)	(589,618)	—	(246,463)

Issuance of common stock in public offering	16,928,200	—	310,533		—	—	—	310,533

Issuance of common stock in acquisition	22,863,324	—	350,438		—	—	—	350,438

Issuance of compensatory stock options	—	—	86,991		(86,991)	—	—	—

Compensation attributable to stock options vesting	—	—	—		12,872	—	—	12,872

Issuance of common stock through employee benefit plans	9,193,416	—	36,468	—		—	—	36,468

Conversion of Class B common stock into Class A common stock	4,782,120	(4,782,120)	—		—	—	—	—

Issuance of common stock for purchase of minority interest	—	1,075,612	210		—	—	—	210

Issuance of common stock under leasing arrangement	9,736	—	67		—	—	—	67

Net loss	—	—	—		—	(558,692)	—	(558,692)

Cumulative redeemable preferred stock dividends and accretion of preferred stock redemption obligation	—	—	—		—	(69,189)	—	(69,189)

Other comprehensive income-net unrealized holding gains	—	—	—		—	—	150,634	150,634

Total comprehensive income	—	—	—		—	—	—	(477,247)

Balance at December 31, 1999	150,457,264	117,485,100	$1,139,232		$(85,489)	$(1,217,499)	$150,634	$(13,122)

XO Communications, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) – continued
(Dollars in thousands)

	Common Stock
						Accumulated
	Shares					Other
				Deferred	Accumulated	Comprehensive
	Class A	Class B	Amount	Compensation	Deficit	Income (Loss)	Total

Issuance of common stock options and warrants in acquisitions	77,536,299	—	$3,002,309	$—	$—	$—	$3,002,309

Issuance of compensatory stock options	—	—	22,704	(22,704)	—	—	—

Compensation attributable to stock options vesting	—	—		36,143	—	—	36,143

Issuance of common stock through employee benefit plans	13,150,088	—	126,604	—	—	—	126,604

Conversion of Class B common stock into Class A common stock	12,070,874	(12,070,874)	—	—	—	—	—

Conversion of 6 1/2% redeemable cumulative preferred stock into Class A common stock	8,595,750	—	93,860	—	—	—	93,860

Issuance of restricted stock to employees	200,440	—	7,937	—	—	—	7,937

Net loss	—	—	—	—	(1,101,299)	—	(1,101,299)

Cumulative redeemable preferred stock dividends and accretion of preferred stock redemption obligation	—	—	—	—	(146,356)	—	(146,356)

Other comprehensive income – unrealized holding gains and foreign currency translation adjustments	—	—	—	—	—	38,870	38,870

Realized net gains transferred to current period earnings	—	—	—	—	—	(206,545)	(206,545)

Total comprehensive income	—	—	—	—	—	—	(1,415,330)

Balance at December 31, 2000	262,010,715	105,414,226	$4,392,646	$(72,050)	$(2,465,154)	$(17,041)	$1,838,401

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,

	2000	1999	1998

OPERATING ACTIVITIES:

Net loss	$(1,101,299)	$(558,692)	$(278,340)

Adjustments to reconcile net loss to net cash used in operating activities:

Restructuring charge	—	28,016	—

Stock-based compensation	48,328	12,872	4,993

Equity in loss of affiliates	6,417	4,386	3,677

Net gains on investments	(168,846)	—	—

Depreciation and amortization	617,714	108,475	60,254

Accretion of interest on senior notes	119,293	68,731	28,869

In-process research and development	36,166	—	—

Changes in assets and liabilities, net of effects from acquisitions:

Accounts receivable	(68,761)	(44,631)	(13,160)

Other assets	(42,167)	4,344	(21,175)

Accounts payable	(11,620)	(6,924)	5,742

Accrued liabilities	5,361	34,231	34,656

Net cash used in operating activities	(559,414)	(349,192)	(174,484)

INVESTING ACTIVITIES:

Purchase of property and equipment	(1,380,629)	(611,511)	(268,255)

Investment in fixed wireless licenses	(49,502)	(508,888)	(67,354)

Net cash acquired in acquisition	46,940	—	—

Assets acquired in network lease	—	—	(92,000)

Investments in unconsolidated entities	(71,489)	(18,239)	(80,836)

Purchase of pledged securities	—	(40,759)	—

Maturity of pledged securities	33,386	21,135	36,981

Purchase of marketable securities	(19,381,106)	(9,095,139)	(4,699,018)

Sale of marketable securities	19,092,793	9,203,057	3,893,735

Proceeds from sale of equity investment	245,112	—	—

Net cash used in investing activities	(1,464,495)	(1,050,344)	(1,276,747)

FINANCING ACTIVITIES:

Net proceeds from issuance of redeemable preferred stock	1,248,901	—	193,824

Repayment of note payable and other obligations	(6,809)	(2,954)	(11,417)

Dividends paid on convertible preferred stock	(49,984)	(13,000)	(9,750)

Net proceeds from sale of common stock	—	310,533	—

Proceeds from sale of senior notes	—	1,651,419	1,234,323

Proceeds from issuance of common stock issued under employee benefit plans	98,655	36,468	3,695

Costs incurred in connection with debt financing	(17,100)	(33,963)	(29,022)

Proceeds from draws on credit facility	375,000	—	—

Net cash provided by financing activities	1,648,663	1,948,503	1,381,653

Effect of exchange rate changes on cash	(213)	—	—

Net increase (decrease) in cash and cash equivalents	(375,459)	548,967	(69,578)

Cash and cash equivalents, beginning of year	868,463	319,496	389,074

Cash and cash equivalents, end of year	$493,004	$868,463	$319,496

SUPPLEMENTAL DATA:

Cash paid for interest	$331,892	$202,431	$100,551

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

      Overview

      XO Communications Inc., a Delaware corporation, provides broadband communication services, offering local and long distance voice communication services and a wide array of data services. Data services offered include dedicated Internet access and digital subscriber line (“DSL”) services, network access services including dedicated access and virtual private networks, or VPNs, and application hosting services such as web hosting e-commerce and streamed media services designed for small and medium-sized businesses, as well as sophisticated high-end hosting and website traffic management solutions for Internet-centric businesses.

      Organization

      The consolidated financial statements include the accounts and activities of XO Communications, Inc. (formerly NEXTLINK Communications, Inc.), and its wholly owned subsidiaries (collectively referred to as the “Company” or “XO”). The consolidated financial statements also include the results of Concentric Network Corporation (“Concentric”) for the period from June 16, 2000, the date at which Concentric merged with XO, through December 31, 2000. The Company, through predecessor entities, was formed in September 1994. The Company is majority controlled by Craig O. McCaw through shares of Class A and Class B common stock held by Eagle River Investments, LLC, an entity controlled by Mr. McCaw, and other shares of the Company’s Class A and Class B common stock owned by Mr. McCaw or over which he has voting control.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The Company’s consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All significant inter-company accounts and transactions have been eliminated.

      Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market accounts that are available on demand. The carrying amount of these instruments approximates fair value due to their short maturities.

      Marketable Securities

      Investments in marketable securities are classified as available-for-sale and are reported at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair values are based on quoted market prices. Unrealized gains and losses on marketable securities are reported as a separate component of comprehensive income, if significant. The Company’s marketable securities consist of U.S. government and other securities with original maturities beyond three months.

      Pledged Securities

      As of December 31, 2000, the Company had pledged $17.4 million in marketable securities as collateral for outstanding letters of credit.

      As of December 31, 1999, the Company had pledged $40.0 million in marketable securities as collateral against certain hedge options. The Company had entered into a hedge transaction during 1999 to reduce its risk of significant market declines on certain highly volatile equity securities. The hedge was closed out in early 2000.

      The pledged securities are stated at cost, adjusted for premium amortization and accrued interest. The fair value of the pledged securities approximates the carrying value.

      Long-lived Assets

      Long-lived assets, including goodwill and identifiable intangible assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired. The Company believes that no such impairment existed as of December 31, 2000 and 1999.

      The Company’s estimates of anticipated net revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or intense competition. As a result, the carrying amount of long-lived assets could be reduced materially in the future.

      Property and Equipment

      Property and equipment is stated at historical cost net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Direct costs of construction are capitalized, including $31.0 million, $9.9 million, and $4.3 million of interest costs related to construction for the years ended December 31, 2000, 1999, and 1998, respectively. Costs of additions and improvements are capitalized and repairs and maintenance are charged to expense as incurred.

      The estimated useful lives of property and equipment are as follows:

Telecommunications networks	5-20 years

Office equipment, furniture and other	3-5 years

Leasehold improvements	the lesser of the estimated useful lives or the terms of the leases

      Investments in Fixed Wireless Licenses

      Investments in fixed wireless licenses consist of direct costs to acquire fixed wireless license rights. Such costs are amortized using the straight-line method over 20 years commencing when the license is placed into use, or when commercial service using fixed wireless technology is deployed in the license’s geographic area.

      Goodwill and Other Intangibles

      Goodwill and other intangibles consist primarily of goodwill acquired in the Concentric merger. Other intangible assets also includes costs allocated in acquisitions. Such costs are amortized using the straight-line method over the estimated useful lives of the assets as follows:

Computer technology	4-5 years

Tradenames	4-5 years

Acquired work force	4-5 years

Customer bases	4-5 years

Software and related intellectual property	4-5 years

Goodwill	5-20 years

      Other Assets

      Other assets includes investments in entities in which the Company has less than a majority interest but can exercise significant influence. The Company uses the equity method to account for such investments. Under the equity method, investments are originally recorded at cost, and adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur, rather than as dividends or other distributions as received, limited to the extent of the Company’s investment in, advances to and guarantees for the investees. Investments in publicly traded equity securities for which the Company exercises no control or significant influence, are marked to market in accordance with SFAS No. 115. Investments in non-public entities in which the Company has no significant influence are accounted for under the cost method and are also included in other assets. The Company periodically reviews all investment balances for non-temporary impairments.

      Other assets also includes costs incurred in connection with securing the Company’s debt facilities, including underwriting and advisory fees and other such costs, which are deferred and amortized over the term of the financing using the effective interest method.

      Income Taxes

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

      Revenue Recognition

      Revenue from communication service contracts is recognized in the period that services are provided. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as unearned revenues and recognized as revenue over the expected service period. Service discounts and incentives are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer service period.

      Operating Costs

      Operating expenses consist of telecommunications costs paid to third party providers for access and transport services. Operating expenses also include network operations and engineering costs for network-related and enhanced communications services. Operating costs are expensed as incurred. Customer installation and acquisition costs are deferred and expensed ratably over the estimated service period.

      Net Loss Per Share

      SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock thereby increasing the weighted average number of common shares outstanding.

      The following common share equivalents were excluded from the computation of diluted loss per share (in thousands):

	December 31,

	2000	1999	1998

Employee stock options (calculated under the treasury method)	24,232	20,955	2,605

Warrants	1,248	—	—

Preferred share common stock equivalents	50,966	9,160	4,580

      The inclusion of the common share equivalents would have had an anti-dilutive effect on the loss per share calculation. Accordingly, the weighted average number of common shares outstanding for basic and dilutive loss per share calculations are equal for all periods presented.

      Stock-Based Compensation

      As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has chosen to account for compensation cost associated with its employee stock plans in accordance with Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” adopting the disclosure-only provisions of SFAS No. 123.

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company’s trade receivables are geographically dispersed and include customers in many different industries. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. The Company continually evaluates the creditworthiness of its customers, however, it generally does not require collateral. The Company’s allowance for doubtful accounts is based on historical trends, current market conditions and other relevant factors.

      Reclassifications

      Certain reclassifications have been made to prior period amounts in order to conform to the current year presentation.

      Fair Value of Financial Instruments

       SFAS No. 101, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates of future cash flows. The carrying amounts for current assets and liabilities approximate their fair value due to their short maturities. The fair value of long term debt is based on quoted market rates or the cash flows from such financial instruments discounted at the Company’s estimated current interest rate to enter into similar financial instruments. The fair value assumptions are based upon subjective estimates of market conditions and perceived risks of the instruments.

New Accounting Pronouncements

      In the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) as required by the Securities and Exchange Commission. SAB 101 requires that recognition of certain nonrefundable up-front fees be deferred and recognized over the term of the expected service period. SAB 101 also permits the deferral of certain incremental direct costs including customer acquisition, origination, and set-up costs. Accordingly the Company expenses customer installation and certain acquisition costs ratably over the expected service period. The Company’s implementation of SAB 101 did not materially affect the Company’s results of operations or financial position.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS No. 133 will not have a material effect on the Company’s financial position or results of operations.

3. ACQUISITIONS

      On June 16, 2000, the Company merged with Concentric Network Corporation, a provider of high-speed DSL, web hosting, e-commerce, and other Internet and data transmission services. In the merger (the “Concentric merger”), the Company issued shares of its Class A common stock, warrants, options and assumed liabilities of Concentric. The aggregate value of this consideration was approximately $3.6 billion.

      The Concentric merger was accounted for using the purchase method of accounting. The consideration and purchase price allocation, which are still subject to adjustments, were as follows (dollars in thousands):

Stock issued	$2,542,356

Liabilities, warrants and options assumed	1,038,650

Consideration	$3,581,006

In-process research and development	$36,166

Fair value of intangible assets acquired	246,234

Fair value of tangible assets	364,923

Goodwill	2,933,683

Aggregate purchase price	$3,581,006

      As a result of the Concentric merger, each issued and outstanding share of Concentric common stock was converted into 1.2868 shares of the Company’s Class A common stock resulting in approximately 68.0 million shares of the Company’s Class A common stock being issued to Concentric common stockholders. The Company assumed all obligations under Concentric’s $150.0 million of 12 3/4% Senior Notes due 2007 outstanding at the time of the merger. The 12 3/4% senior notes rank pari passu with the Company’s other outstanding senior notes. Additionally, outstanding shares of Concentric’s redeemable preferred stock were converted into 195,079 shares of the Company’s 13 1/2% Series E senior redeemable exchangeable preferred stock due 2010, and 53,296 shares of the Company’s 7% Series F convertible redeemable preferred stock due 2010.

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

      The results of operations of Concentric have been included in the accompanying consolidated statements of operations of the Company from the date of acquisition. The accompanying consolidated financial statements also reflect the allocation of the purchase price as of December 31, 2000. Following the merger, the Company began to realign and integrate Concentric’s operations which included involuntary termination of employees and other consolidation actions. The costs of actions identified and implemented through December 31, 2000, the aggregate of which were not material, have been included in the determination of the aggregate purchase consideration. The Company will continue to implement its integration and realignment plans which may result in further adjustments to the allocation of the purchase price.

      Goodwill resulting from the Concentric transaction of $2.9 billion is amortized on a straight-line basis over five years. Other acquired intangible assets totaling $246.2 million, include developed technology, customer lists, work force and trade names are amortized on a straight-line basis over four years.

      Based on the appraisal by professional consultants retained by the Company to assist with the assessment and allocation of the $3.6 billion purchase price, approximately $36.2 million was allocated to in-process research and development. This allocation represents the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the Concentric merger, the development of these projects had not yet reached technological feasibility and the technology had no alternative future uses. As such, the entire $36.2 million of in-process research and development acquired was expensed as of the acquisition date.

      The pro forma operating results of the Company for the year ended December 31, 2000 and 1999 have been prepared assuming the merger occurred on January 1, 1999 (dollars in thousands, except per share amounts):

	Year Ended December 31,

	2000	1999

Pro forma revenue	$830,208	$421,384

Pro forma net loss applicable to common shares	$(1,591,244)	$(1,387,960)

Pro forma loss per share	$(4.50)	$(4.36)

      The pro forma results do not purport to represent what the Company’s results of operations would have actually been had the merger occurred on the date indicated and are not indicative of future results.

      On June 16, 2000, the Company acquired from Craig O. McCaw, our principal stockholder, the 50% interest in the joint venture INTERNEXT, L.L.C., that held the interests in our North American inter-city fiber optic network that we did not own. We acquired this interest in exchange for approximately 6.8 million shares of the Company’s Class A common stock and the assumption of $9.9 million in liabilities. The transaction was accounted for as a reorganization of entities under common control and was recorded by the Company at Craig O. McCaw’s historical cost. As a result of this acquisition, the Company now owns the entire interest in the 16,000 mile, 50 city national broadband network that is currently under construction. The Company initially invested in INTERNEXT, L.L.C. in July 1998.

      In April 1999, the Company acquired WNP Communications, Inc. (“WNP”), for a total of $698.2 million. Of this amount, $157.7 million was paid to the FCC in license fees, including interest. The remainder of the purchase price, consisting of $190.1 million in cash and 11,431,662 shares of Class A common stock, was paid to the stockholders of WNP. In this transaction, the Company acquired 39 A block local multi-point distribution services (“LMDS”) wireless licenses and one B block LMDS wireless license. At the time of the acquisition, WNP was a holding company for the fixed wireless licenses and did not have any operations.

      In June 1999, the Company acquired from Nextel Communications Inc. (“Nextel”) its 50% interest in NEXTBAND, a joint venture formed between the Company and Nextel in January 1998, for $137.7 million in cash. NEXTBAND owns LMDS licenses in 42 markets throughout the U.S. The purchase price was determined based on a formula derived in conjunction with the acquisition of WNP.

4. MARKETABLE SECURITIES

      As of December 31, 2000 and 1999, the Company’s marketable securities were recorded at fair value. All of the marketable securities contractually mature within one year. The Company’s marketable securities consisted of the following (in thousands):

	December 31,

	2000	1999

U.S. Government and agency notes and bonds	$909,324	$552,394

Foreign government notes and bonds	—	21,195

Corporate notes and bonds	458,635	439,712

	$1,367,959	$1,013,301

5. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following components (in thousands):

	December 31,

	2000	1999

Telecommunications networks	$1,736,920	$781,899

Furniture, fixtures, equipment, and other	589,739	216,456

	2,326,659	998,355

Less accumulated depreciation	396,991	174,134

	1,929,668	824,221

Network construction-in-progress	864,437	355,800

	$2,794,105	$1,180,021

6. GOODWILL AND OTHER INTANGIBLES

      Goodwill and other intangibles consisted of the following components (in thousands):

	December 31,

	2000	1999

Goodwill	$3,001,633	$62,599

Other intangibles	336,399	73,192

	3,338,032	135,791

Less accumulated amortization	423,156	44,363

	$2,914,876	$91,428

7. OTHER ASSETS

      Other assets consisted of the following components (in thousands):

	December 31,

	2000	1999

Investments in unconsolidated entities	$112,040	$239,221

Financing costs	79,346	72,528

Assets acquired in network lease	28,919	66,800

Other non-current assets	27,533	8,517

	$247,838	$387,066

8. ACCRUED LIABILITIES

      Accrued liabilities consisted of the following components (in thousands):

	December 31,

	2000	1999

Accrued compensation	$57,686	$27,516

Accrued telecommunications costs	44,788	20,921

Accrued construction	62,406	24,369

Accrued restructuring costs	—	30,935

Other accrued liabilities	114,654	16,054

	$279,534	$119,795

9. LONG-TERM DEBT

      Long-term debt consisted of the following components (in thousands):

		December 31,

		2000		1999

	Face Value at	Carrying	Estimated	Carrying
	Stated Maturity	Value	Fair Value	Value

Senior Notes, 10 1/2%, due December 1, 2009	$400,000	$400,000	$311,638	$400,000

Senior Discount Notes, 12 1/8%, due December 1, 2009	455,000	285,971	196,737	255,230

Senior Notes, 10 3/4%, due June 1, 2009	675,000	675,000	537,943	675,000

Senior Discount Notes, 12 1/4%, due June 1, 2009	588,900	392,417	278,863	348,425

Senior Notes, 10 3/4%, due November 15, 2008	500,000	500,000	401,458	500,000

Senior Discount Notes, 9.45%, due April 15, 2008	637,000	514,784	334,511	470,420

Senior Notes, 9%, due March 15, 2008	335,000	334,513	247,293	334,267

Senior Notes, 12 3/4%, due December 15, 2007	149,400	168,911	134,451	—

Senior Notes, 9 5/8%, due October 1, 2007	400,000	400,000	310,010	400,000

Senior Notes, 12 1/2%, due April 15, 2006	350,000	350,000	317,117	350,000

Total Senior Notes	4,490,300	$4,021,596	$3,070,021	$3,733,342

Senior Secured Credit Facility	375,000	375,000	375,000	—

Total long-term debt	$4,865,300	$4,396,596	$3,445,021	$3,733,342

      The fair values are determined using market rates on comparable instruments at December 31, 2000.

      Senior Secured Credit Facility

      In February 2000, the Company and certain of its subsidiaries, as guarantors, entered into a $1.0 billion senior secured credit facility (the “Facility”) with various lenders. The Facility is comprised of a $387.5 million senior secured multi-draw term loan A, a $225.0 million senior secured term loan B, and a $387.5 million revolving credit facility. At closing, the Company borrowed $150.0 million of the term loan A and the entire $225.0 million of the term loan B. As of December 31, 2000, no additional borrowings had been drawn under the Facility.

      The security for the Facility consists of all of the assets purchased with the proceeds of the Facility, the stock of certain of the Company’s direct subsidiaries, all assets of the Company and, to the extent of $125.0 million of guaranteed debt, all assets of certain of the Company’s subsidiaries.

      Amounts drawn under the facility bear interest, at the option of the Company, at an alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. Initially, the applicable margins for the term loan A and the revolving credit facility are 175 basis points over the alternate base rate and 275 basis points over LIBOR. After June 30, 2003, the applicable margins for the term loan A and the revolving credit facility range from 62 1/2 to 150 basis points over the alternate base rate and from 162 1/2 to 250 basis points over LIBOR, based on the ratio of the Company’s consolidated total debt to annualized consolidated EBITDA, as defined in the agreements relating to the Facility. The applicable margin for the term loan B is fixed at 225 basis points over the alternate base rate and 325 basis points over LIBOR. Specific rates are determined by actual borrowings under each facility. Interest on the term loans and the revolving credit facility is payable on the earlier of the last day of each interest period, or each successive date three months after the first day of such interest period. At December 31, 2000, the rate of interest applicable to term loan A and the revolving credit facility was 9.31% and 9.81% for the term loan B.

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

      Senior Notes

      As a result of the Concentric merger, the Company assumed all obligations of Concentric’s 12 3/4% Senior Notes due December 15, 2007. The 12 3/4% Senior Notes original principal amount was $150.0 million with interest payments due semi-annually. The terms of the 12 3/4% Senior Notes required that, in connection with the Concentric merger, the Company offer to redeem the notes at the option of the holders in whole or in part, at a price equal to 101% of the principal amount of the notes. The Company redeemed approximately $630,000 of the original principal amount as part of this offer. The 12 3/4% Senior Notes are redeemable at the option of the Company, in whole or in part, beginning December 15, 2002, at established redemption prices that decline to 100% of the stated principal amount thereof by December 15, 2005.

      On November 17, 1999, the Company completed the sale of $400.0 million of 10 1/2% Senior Notes and $455.0 million in principal amount at stated maturity of 12 1/8% Senior Discount Notes, both due December 1, 2009. The Company received proceeds, net of discounts, commissions, advisory fees and expenses totaling approximately $639.6 million. Interest payments on the 10 1/2% Notes are due semi-annually. The 12 1/8% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds of approximately $251.4 million. The 12 1/8% Notes accrete at a rate of 12 1/8% compounded semi-annually, to an aggregate principal amount of $455.0 million by December 1, 2004. No cash interest will accrue on the 12 1/8% Notes until December 1, 2004. Interest will become payable in cash semi-annually beginning June 1, 2005. The Company has the option to redeem the 10 1/2% Notes and the 12 1/8% Notes, in whole or in part, beginning December 1, 2004 at established redemption prices that decline to 100% of the stated principal amount thereof by December 1, 2007.

      On June 1, 1999, the Company completed the sale of $675.0 million of 10 3/4% Senior Notes and $588.9 million in principal amount at stated maturity of 12 1/4% Senior Discount Notes, both due June 1, 2009. The Company received proceeds, net of discounts, underwriting commissions, advisory fees and expenses, totaling approximately $979.5 million. Interest payments on the 10 3/4% Notes due 2009 are due semi-annually. The 12 1/4% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds of $325.0 million. The 12 1/4% Notes accrete at a rate of 12 1/4% compounded semi-annually, to an aggregate principal amount of approximately $588.9 million by June 1, 2004. No cash interest will accrue on the 12 1/4% Notes until June 1, 2004. Interest will become payable in cash semi-annually beginning December 1, 2004. The Company has the option to redeem the 10 3/4% Notes due 2009 and the 12 1/4% Notes, in whole or in part, beginning June 1, 2004 at established redemption prices that decline to 100% of the stated principal amount thereof by June 1, 2007.

      On November 12, 1998, the Company completed the sale of $500.0 million of 10 3/4% Senior Notes due November 15, 2008. The Company received proceeds from the sale, net of commissions, advisory fees and expenses, totaling approximately $488.5 million. Interest payments on the notes are due semi-annually. The 10 3/4% Notes due 2008 are redeemable at the option of the Company, in whole or in part, beginning November 15, 2003 at established redemption prices, that decline to 100% of the stated principal amount thereof by November 12, 2006.

      On April 1, 1998, the Company completed the sale of $637.0 million in principal amount at stated maturity of 9.45% Senior Discount Notes due April 15, 2008. The 9.45% Notes were issued at a discount from their principal amount to generate aggregate gross proceeds of approximately $400.0 million. The Company received proceeds, net of discounts, commissions, advisory fees and expenses, totaling approximately $390.9 million. The 9.45% Notes accrete at a rate of 9.45% compounded semi-annually, to an aggregate principal amount of approximately $637.0 million by April 15, 2003. No cash interest will accrue on the 9.45% Notes until April 15, 2003. Interest will become payable in cash semi-annually beginning on October 15, 2003. The 9.45% Notes are redeemable at the option of the Company, in whole or in part, beginning April 15, 2003 at established redemption prices, that decline to 100% of the stated principal amount thereof by April 1, 2006.

      On March 3, 1998, the Company completed the sale of $335.0 million of 9% Senior Notes due March 15, 2008. The Company received proceeds from the sale, net of discounts, commissions, advisory fees and expenses, of approximately $326.5 million. Interest payments on the 9% Senior Notes are due semi-annually. The 9% Senior Notes are redeemable at the option of the Company, in whole or in part, beginning March 15, 2003 at established redemption prices that decline to 100% of the stated principal amount thereof by March 3, 2006.

      On October 1, 1997, the Company completed the sale of $400.0 million in principal amount of 9 5/8% Senior Notes due October 1, 2007. The Company received proceeds from the sale, net of underwriting commissions, advisory fees and expenses, totaling approximately $388.5 million. Interest payments on the 9 5/8% Notes are due semi-annually. The 9 5/8% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002 at established redemption prices, that decline to 100% of the stated principal amount thereof by October 1, 2005.

      On April 25, 1996, the Company completed the sale of $350.0 million in principal amount of 12 1/2% Senior Notes due April 15, 2006. The Company received proceeds from the sale, net of commissions, advisory fees and expenses totaling approximately $340.2 million. Interest payments on the 12 1/2% Senior Notes are due semi-annually. The 12 1/2% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2001 at established redemption prices that decline to 100% of the stated principal amount thereof by April 15, 2004.

      These senior notes all rank pari passu with all other senior notes of the Company. The indentures pursuant to which all of the Company’s senior notes and senior discount notes have been issued contain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations. In addition, the Company is required to use the net proceeds from the sale of certain senior notes and senior discount notes to fund expenditures for the construction, improvement and acquisition of new and existing networks and services and direct and indirect investments in certain joint ventures to fund similar expenditures. Prior to the application of all such proceeds, the Company may invest them in marketable securities. Our senior secured credit facility also requires us to maintain specified financial ratios. If we fail to comply with these covenants or meet these financial ratios, the holders of our senior notes or the lenders under our senior secured credit facility could declare a default and demand repayment. Default on any one of these agreements could be deemed a default on all such agreements.

      In the event of a change in control of the Company as defined in the indentures, holders of the Notes will have the right to require the Company to purchase their Notes, in whole or in part, at a price equal to 101% of the stated principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of purchase. The Notes are senior unsecured obligations of the Company, and are subordinated to all current and future indebtedness of the Company’s subsidiaries, including trade payables.

10. REDEEMABLE PREFERRED STOCK

      Shares of issued and outstanding preferred stock, redeemable in amounts equal to their respective aggregate liquidation preferences, are summarized in the table below (dollars in thousands):

		Shares Issued & Outstanding		Aggregate Liquidation
		as of		Preferences as of
	Carrying
	Value as of	December 31,		December 31,
	December 31,
	2000	2000	1999	2000	1999

14% Series A Senior Exchangeable Redeemable Preferred Shares	$481,375	9,552,785	8,324,796	$477,639	$425,952

6 1/2% Series B Cumulative Convertible Preferred Stock	101,381	2,122,795	4,000,000	106,140	200,000

Series C Cumulative Convertible Participating Preferred Stock	583,779	584,375	—	584,375	—

Series D Convertible Participating Preferred Stock	265,354	265,625	—	265,625	—

13 1/2% Series E Senior Redeemable Exchangeable Preferred Stock	206,220	208,469	—	210,815	—

7% Series F Convertible Redeemable Preferred Stock	59,045	55,178	—	55,499	—

Series G Cumulative Convertible Participating Preferred Stock	268,657	268,750	—	268,750	—

Series H Convertible Participating Preferred Stock	131,205	131,250	—	131,250	—

Total	$2,097,016	13,189,227	12,324,796	$2,100,093	$625,952

      In July 2000, the Company issued 268,750 shares of Series G cumulative convertible participating preferred stock and 131,250 shares of Series H convertible participating preferred stock to several investment funds controlled by Forstmann Little & Co. in exchange for $400.0 million. The Series G and Series H stock are convertible into shares of the Company’s Class A common stock at a conversion rate of $31.625 per share, and provide for a 3.75% annual dividend that is payable quarterly. Each share of Series G and Series H preferred stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders may convert the preferred stock into Class A common stock at any time after January 20, 2001. Holders of the preferred stock will also have the option of requiring redemption of the preferred stock during the 180-day period commencing on July 6, 2010. The Company may redeem the preferred stock at any time after the later of July 6, 2005 and the date when the Company has redeemed its 12 1/2% Senior Notes due 2006 in full. As of December 31, 2000, the Company believes that the fair value of the Series G and Series H preferred stock was between $225.3 million, based on the market price of the Company’s Class A common stock into which the preferred stock converts on that date, and the $400.0 million liquidation preference. Terms, including conversion features, vary based on market conditions at the time the security is issued. Accordingly, management believes that this value may not reflect the proceeds the Company would obtain if it issued convertible preferred stock today.

      As a result of the Concentric merger, certain outstanding shares of Concentric’s preferred stock were converted into 53,296 shares of the Company’s 7% Series F convertible redeemable preferred stock due 2010. Each share of Series F preferred stock has a liquidation preference of $1,000 per share. Dividends on the Series F preferred stock accrue at the rate of 7% per annum of the liquidation preference thereof and are payable quarterly in arrears.

Dividends are payable in cash, except that on each dividend payment date dividends may be paid, at the Company’s option, by the issuance of additional Series F preferred stock having an aggregate liquidation preference equal to the amount of such dividends. For the year ended December 31, 2000, the Company issued a total of 1,882 shares of Series F preferred stock as payment of the quarterly dividends. The Series F preferred stock is redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 at redemption rates commencing with 105.125% declining to 100% on June 1, 2010. The Series F preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends on September 1, 2010. The holders of the Series F preferred stock have the right to convert at any time shares of the Series F preferred stock into shares of common stock at the conversion price of $31.0258. As of December 31, 2000, the company believes that the fair value of the Company’s Series F preferred stock was between $31.7 million, based on the market price of the Company’s Class A common stock into which the preferred stock converts on that date, and the liquidation preference of $55.5 million. Terms, including conversion features, vary based on market conditions at the time the security is issued. Accordingly, management believes that this value may not reflect the proceeds the Company would obtain if it issued convertible preferred stock today.

      As a result of the Concentric merger, certain outstanding shares of Concentric’s preferred stock were converted into 195,079 shares of the Company’s 13 1/2% Series E senior redeemable exchangeable preferred stock due 2010. Each share of Series E preferred stock has a liquidation preference of $1,000 per share. Dividends on the Series E preferred stock accrue at a rate of 13 1/2% per annum of the liquidation preference thereof and are payable quarterly in arrears commencing on September 1, 1998. Dividends are payable in cash, except that on each dividend payment date occurring on or prior to June 1, 2003, dividends may be paid, at the Company’s option, by the issuance of additional shares of the Series E preferred stock having an aggregate liquidation preference equal to the amount of such dividends. For the year ended December 31, 2000, the Company issued a total of 13,390 shares of the Series E preferred stock as payment of the quarterly dividends. Holders of Series E preferred stock have no voting rights. The Series E preferred stock is redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003, at redemption rates (expressed as a percentage of the liquidation preference) commencing with 106.75% on June 1, 2003 and declining to 100% on June 1, 2008, plus accumulated and unpaid dividends to the date of redemption. In addition, prior to June 1, 2001, the Company may, at its option, redeem up to a maximum of 35% of the initially issued Series E preferred stock from the net proceeds of one or more public equity offerings or the sale of common stock to a strategic investor. The Series E preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends on June 1, 2010.

      On any scheduled dividend payment date, the Company may, at its option, exchange in whole but not in part the then outstanding Series E preferred stock for 13 1/2% Senior Subordinated Debentures due 2010 with a principal amount equal to the aggregate liquidation preference of the Preferred Stock. If the Exchange Debentures were issued, they would mature on June 1, 2010. Interest on the Exchange Debentures would be payable semi-annually in arrears. Interest payable on or prior to June 1, 2003 may be paid in the form of additional Exchange Debentures valued at the principal amount thereof.

      In January 2000, the Company issued 584,375 shares of Series C cumulative convertible participating preferred stock and 265,625 shares of Series D convertible participating preferred stock to several investment funds controlled by Forstmann Little & Co. in exchange for $850.0 million in cash. The Series C and Series D stock are convertible into shares of the Company’s Class A common stock at a conversion rate of $31.625 per share, and provide for a 3.75% annual dividend that is payable quarterly. Each share of Series C and Series D stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders may convert the preferred stock into Class A common stock at any time after January 20, 2001. Holders of the Series C and Series D shares may require the Company to redeem those shares during the 180-day period commencing January 20, 2010. The Company may redeem the Series C and Series D shares at any time after the later of January 20, 2005 and the date when the Company has redeemed its 12 1/2% Senior Notes due 2006 in full. As of December 31, 2000, the fair value of the Company’s Series C and D preferred stock was between $478.8 million, based on the market price of the Company’s Class A common stock into which the preferred stock converts on that date, and the liquidation preference of $850.0 million. Terms, including conversion features, vary based on market conditions at the time the security is issued. Accordingly, management believes that this value may not reflect the proceeds the Company would obtain if it issued convertible preferred stock today.

      On March 31, 1998, the Company completed the sale of 4,000,000 shares of 6 1/2% Series B cumulative preferred stock with a liquidation preference of $50 per share. The sale generated gross proceeds to the Company of $200.0 million, and proceeds net of commissions, advisory fees and expenses of approximately $193.8 million. Each share of Series B preferred stock is convertible, at the option of the holder, into 4.58 shares of the Company’s Class A common stock (subject to adjustments in certain circumstances). The Company may cause such conversion rights to expire after April 15, 2001 and through April 15, 2006, if the closing price of the Class A common stock exceeds 120% of an implied conversion price (as defined) for 20 days in a 30 consecutive day trading period. Dividends on the Series B Preferred Stock accrue from March 31, 1998 and are payable in cash quarterly, at an annual rate of 6 1/2% of the liquidation preference thereof. The Company is required to redeem all of the Series B Preferred Stock outstanding on March 31, 2010 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption. The Company may redeem the Series B shares any time after April 16, 2006 at a redemption price equal to 100% of the liquidation preference. In May 2000, certain holders of the Series B preferred stock converted their shares into approximately 8.1 million shares of the Company’s Class A common stock, based on the then current conversion rate of 4.58 shares of Class A common stock for each share of Series B preferred stock converted, in consideration for a cash payment by the Company of approximately $4.7 million, which has been reported as a preferred stock dividend in the second quarter of 2000. As of December 31, 2000, the Company believes that the fair value of the Company’s Series B preferred stock is approximately $173.2 million based on the market price of the Company’s Class A common stock into which the preferred stock converts. Terms, including conversion features, vary based on market conditions at the time the security is issued. Accordingly, management believes that this value may not reflect the proceeds the Company would obtain if it issued convertible preferred stock today.

      On January 31, 1997, the Company completed the sale of 5.7 million units consisting of 14% Series A senior exchangeable redeemable preferred shares with a liquidation preference of $50 per share. The sale generated gross proceeds to the Company of $285.0 million, and proceeds net of commissions, advisory fees and expenses of approximately $274.0 million. Dividends on the Series A preferred stock accrue from January 31, 1997 and are payable quarterly, at an annual rate of 14% of the liquidation preference thereof. Dividends may be paid, at the Company’s option, on any dividend payment date occurring on or prior to February 1, 2002, either in cash or by issuing additional shares of Series A preferred stock with an aggregate liquidation preference equal to the amount of such dividends. For the year ended December 31, 2000, the Company issued a total of 1,227,989 shares of Series A preferred stock as payment of the quarterly dividends. The Company is required to redeem all of the Series A preferred stock outstanding on February 1, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

      Subject to certain conditions, the Series A preferred stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date, for the 14% senior subordinated notes (Senior Subordinated Notes) due February 1, 2009 of the Company. All terms and conditions (other than interest, ranking and maturity) of the Senior Subordinated Notes would be substantially the same as those of the Company’s outstanding 12 1/2% Senior Notes.

      The terms of the Series E preferred stock and the Series A preferred stock limit the ability of the Company to incur additional indebtedness and issue additional preferred stock. In the event of a change of control, as defined by the terms of the Series A preferred stock, holders of the Series E preferred stock and Series A preferred stock will have the right to require the Company to purchase their shares, in whole or in part, at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, if any, thereon at the date of purchase.

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

11. INCOME TAXES

      Components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	2000	1999

Deferred tax assets:

Provisions not currently deductible	$32,513	$3,482

Property, equipment and other long term assets (net)	83,772	86,351

Net operating loss carryforwards	1,028,655	372,920

Total deferred tax assets	1,144,940	462,753

Valuation allowance	(798,853)	(277,690)

Net deferred tax assets	346,087	185,063

Deferred tax liabilities:

Property, equipment and other long term assets (net)	(80,459)	(12,535)

Purchase acquisitions	(264,014)	(171,050)

Other	(1,614)	(1,478)

Total deferred tax liabilities	(346,087)	(185,063)

Net deferred taxes	$—	$—

      The net change in valuation allowance for the year ended December 31, 2000 was an increase of $521.2 million, of which $76.2 million related to the merger with Concentric. The net change in the valuation allowance for years ended December 31, 1999 and 1998 was an increase of $128.7 million and $114.9 million, respectively.

      As of December 31, 2000, the Company has net operating loss carryforwards of approximately $2,501.1 million portions of which will begin to materially expire beginning in 2012 through 2020. A portion of the net operating loss carryforwards is attributable to tax deductions related to the exercise of stock options. In computing its income tax expense, the Company recognizes the tax benefits of stock option deductions after utilization of the net operating losses from operations (operating losses determined without deductions for exercised stock options) to reduce income tax expense. Net operating loss carryforwards related to stock option deductions are credited to stockholders’ equity when realized.

      A reconciliation of the Company’s effective income tax rate and the U.S. federal and state tax rate is as follows:

	2000	1999

Statutory rate	35.0%	35.0%

State income taxes, net of federal benefit	6.0%	6.0%

Valuation allowance for deferred tax assets	(27.7%)	(14.9%)

Purchase acquisitions	(13.3%)	(26.1%)

	—%	—%

12. STOCKHOLDERS’ EQUITY (DEFICIT)

      Since January 31, 1997, the Company has had two classes of common stock outstanding, Class A common stock and Class B common stock. The Company’s Class A common stock and Class B common stock are identical in dividend and liquidation rights, and vote together as a single class on all matters, except as otherwise required by applicable law, with the Class A shareholders entitled to cast one vote per share, and the Class B shareholders entitled to cast 10 votes per share.

      In June 2000 and August 1999, the Company effected two-for-one stock splits of the issued and outstanding shares of Class A and Class B common stock, in the form of stock dividends. The accompanying consolidated financial statements and the related notes herein have been adjusted retroactively to reflect the two-for-one stock splits.

      In June 1999, the Company completed the sale of 30,400,000 shares of Class A common stock at $19.00 per share, 16,928,200 of which were offered by the Company and 13,471,800 of which were offered by certain shareholders that previously owned interests in WNP. Gross proceeds from the offering by the Company totaled $321.6 million, and proceeds to the Company, net of underwriting discounts, advisory fees and expenses, totaled approximately $310.5 million.

13. OTHER INCOME

      Other income for the year ended December 31, 2000 relates to realized gains and losses on our available-for-sale investments. The realized gains in the period relate primarily to a $226.5 million gain on the sale of an equity investment, net of other costs associated therewith. This gain was offset by a $57.7 million write-down for a non-temporary decline in the value of certain investments, three investments of which were acquired from Concentric and recorded at fair market value at the merger date.

14. COMPREHENSIVE INCOME

      Comprehensive income includes the Company’s net loss, as well as changes in equity from other sources. The following table reflects the Company’s calculation of comprehensive income for the years ended December 31, 2000, 1999 and 1998 (amounts in thousands):

	Year Ended December 31,

	2000	1999	1998

Net loss applicable to common stockholders	$(1,247,655)	$(627,881)	$(337,113)

Other comprehensive income (loss):

Unrealized holding gains (losses) and foreign currency translation adjustments arising during the period	38,870	150,634	—

Less: Net realized gains transferred to current period earnings	(206,545)	—	—

Comprehensive net loss applicable to common stockholders	$(1,415,330)	$(477,247)	$(337,113)

      The Company’s changes in “other comprehensive (loss) income,” includes unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments relating to the Company’s foreign operations. Realized net gains transferred to current period earnings in the year ended December 31, 2000, relate to entirely realized gains and losses on available-for-sale investments. The gain on the sale of the equity instrument and the investment write-down are included in other income.

15. STOCK COMPENSATION ARRANGEMENTS

      Effective July 1, 1998, the Company adopted the Employee Stock Purchase Plan, (the “Purchase Plan”), under which 12.0 million shares of Class A common stock were authorized for issuance and 11.1 million shares were available for issuance at December 31, 2000. Eligible employees may purchase Class A common shares of the Company at 85% of the lower of the average market value of the Class A common stock on the first and the last trading day of each calendar quarter. Employees who own 5% or more of the voting rights of the Company’s outstanding common shares may not participate in the Purchase Plan. Employees purchased 420,153 and 249,432 shares of Class A Common Stock under the Purchase Plan during the years ended December 31, 2000 and 1999, respectively.

      The Company also maintains the XO Communications, Inc. Stock Option Plan (the “Plan”) to provide a performance incentive for certain officers, employees and individuals or companies who provide services to the Company. The Plan provides for the granting of qualified and non-qualified stock options. The options become exercisable over vesting periods of up to four years and expire no later than 10 years after the date of grant. The Company has authorized 103 million shares of Class A common stock for issuance under the Plan. As of December 31, 2000, 9.6 million shares were available for issuance.

      The exercise price of qualified stock options granted under the Plan may not be less than the fair market value of the common shares on the date of grant. The exercise price of non-qualified stock options granted under the Plan may be greater or less than the fair market value of the common stock on the date of grant, as determined at the discretion of the Board of Directors or the Compensation Committee of the Board. Stock options granted at prices below fair market value at the date of grant are considered compensatory, and compensation expense is deferred and recognized ratably over the option vesting period based on the excess of the fair market value of the stock at the date of grant over the exercise price of the option.

      The Company recorded approximately $48.3 million, $12.9 million, and $5.0 million of stock-based compensation expense related to the Plan for the years ended December 31, 2000, 1999, and 1998, respectively. Additionally, $28.0 million of the Company’s 1999 restructuring charge associated with the relocation of the Company’s headquarters from Bellevue, Washington to Northern Virginia arose due to accelerated vesting of employee options in conjunction with severance arrangements for approximately 125 employees.

      The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the Plan and the Equity Option

Plan, the pro forma amounts of the Company’s net loss and net loss per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows (in thousands, except per share amounts):

	2000	1999	1998

Net loss applicable to common shares — as reported	$(1,247,655)	$(627,881)	$(337,113)

Net loss applicable to common shares — pro forma	$(1,435,253)	$(679,046)	$(353,466)

Net loss per share — as reported	$(3.87)	$(2.51)	$(1.57)

Net loss per share — pro forma	$(4.46)	$(2.71)	$(1.64)

      The fair value of each option grant was estimated using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions:

	2000	1999	1998

Expected volatility	77.2%	70.3%	70.0%

Risk free interest rate	6.16%	5.32%	5.04%

Expected life (range in years)	4.0	4.0	2.0–4.0

      The weighted average fair value of options granted during 2000, 1999 and 1998 was $19.14, $12.14, and $7.86, respectively.

      Information with respect to the Plan is as follows:

	Shares Subject	Option Price	Weighted Average
	to Option	Range	Exercise Price

Options outstanding at December 31, 1997	14,782,104	$0.00 – 6.63	$1.62

Granted	30,857,720	$1.99 – 10.13	$6.96

Canceled	(3,187,220)	$0.00 – 9.47	$4.06

Exercised	(3,187,420)	$0.00 – 8.04	$0.75

Options outstanding at December 31, 1998	39,265,184	$0.00 – 10.13	$5.69

Granted	26,521,992	$0.00 – 45.69	$15.63

Canceled	(4,297,136)	$0.25 – 30.69	$8.06

Exercised	(6,286,506)	$0.00 – 28.03	$4.70

Options outstanding at December 31, 1999	55,203,534	$0.00 – 45.69	$9.86

Assumed in acquisition	13,086,985	$0.00 – 66.00	$20.51

Granted	36,850,732	$0.00 – 66.00	$35.17

Canceled	(12,590,334)	$0.01 – 64.88	$19.52

Exercised	(11,310,416)	$0.01 – 41.53	$6.63

Options outstanding at December 31, 2000	81,240,501	$0.00 – 66.00	$22.77

		Options Outstanding		Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.01 – $12.31	26,884,441	7.4	$5.87	11,353,388	$5.78

$12.32 – $27.81	24,104,396	9.0	17.48	3,811,762	20.24

$27.82 – $41.81	18,571,896	9.3	35.28	1,108,418	34.32

$41.82 – $66.00	11,679,768	9.2	51.83	96,324	44.65

	81,240,501	8.6	22.77	16,369,892	11.30

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Supplemental disclosure of the Company’s cash flow information is as follows (in thousands):

	Year Ended December 31,

	2000	1999	1998

Noncash financing and investing activities were as follows:

Class A common stock warrants and options issued in acquisitions and under lease arrangements	$3,002,309	$350,438	$—

Redeemable preferred stock dividends, paid in redeemable preferred shares	76,671	53,504	46,632

Accrued redeemable preferred stock dividends, payable in redeemable preferred shares, and accretion of preferred stock redemption obligation	17,090	2,680	2,391

Assumption of preferred stock and liabilities in acquisitions	614,027	—	—

Issuance of Class B common stock for purchase of minority interest	—	269	5,727

Conversion of 6 1/2% redeemable cumulative preferred stock to Class A common stock	93,860	—	—

Other obligations assumed	11,119	—	10,139

17. COMMITMENTS AND CONTINGENCIES

      Operating Leases

      The Company is leasing premises under various operating leases for administrative space, building access rights of way, and other leases which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. The lease agreements have various expiration dates and renewal options through 2019.

      Future minimum lease commitments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year at December 31, 2000 were as follows (in thousands):

Year Ending December 31,
2001	$54,819

2002	59,869

2003	59,477

2004	58,932

2005	55,948

Thereafter	412,901

Total minimum lease commitments	$701,946

      Rent expense totaled approximately $54.6 million, $28.0 million, and $13.3 million for the years ended December 31, 2000, 1999, and 1998, respectively.

      Capital Leases

      Network assets capitalized under capital leases totaled approximately $44.9 million and $15.7 million in property and equipment as of December 31, 2000 and 1999, respectively, and are included in telecommunications networks. Depreciation of leased assets is included in depreciation expense. Future minimum lease payments under capital lease obligations at December 31, 2000 are as follows (in thousands):

Year Ending December 31,

2001	$27,987

2002	14,621

2003	7,523

2004	2,266

2005	2,125

Thereafter	3,893

Total minimum lease payments	58,415

Less: imputed interest	10,603

Total	$47,812

      Network Capacity

      The Company entered into an agreement with Level 3 Communications, Inc. (“Level 3”), which is constructing a fiber optic network in the United States and Canada. The Company will pay approximately $700.0 million in exchange for these assets, the majority of which will be payable as segments of the network are completed and accepted, substantially all of which is expected to be completed in 2001 with the remainder to be completed in 2002. As of December 31, 2000, the Company had accepted network segments with a cost of $197.1 million, of which $131.4 million has been paid. As network segments are accepted by the Company, the corresponding asset has been recorded in property and equipment and depreciated over the estimated useful life.

      In 2000, the Company entered into an agreement with Level 3 for the construction of a European network. The Company will pay $163.5 million for this network, the majority of which will be payable as segments of the network are completed and accepted. As of December 31, 2000, the Company had accepted and paid $73.4 million to Level 3. The network is expected to be completed in 2001.

      Employee Savings and Retirement Plan

      The Company maintains a contributory 401(k) plan that covers substantially all employees. The Company contributes up to 5% of each eligible employees’ pre-tax annual compensation for those employees who contribute at least 5% or more of their pre-tax annual compensation to the plan.

      Legal Proceedings

      The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

18. OPERATING SEGMENTS

      Reportable Segments

      Following the Concentric merger, the Company instituted an integration plan such that the Company operates its business as one communications segment. The Company’s communications segment includes all of the Company’s products and services including data, voice and other services. These services have similar network operations and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that is divided into profit centers that are focused on geographic areas, or markets, within the United States and Europe, or that are focused on customers with a presence across geographical markets.

      Products and Services

      The Company groups its products and services offered by its communications services segment into data services, voice services, and other services. The revenues generated by the Company’s products and services were as follows (in thousands):

	Year Ended December 31,

	2000	1999	1998

Data services	$331,892	$54,032	$13,054

Voice services	386,796	219,391	126,613

Other services	5,138	901	—

Total revenue	$723,826	$274,324	$139,667

19. SELECTED QUARTERLY DATA (Unaudited)

      Quarterly financial information is summarized in the table below (amounts in thousands, except per share amounts):

	Year Ended December 31,

	2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$105,849	$140,649	$224,255	$253,073

Loss from operations	(118,122)	(198,445)	(336,694)	(358,391)

Net income (loss)	43,244	(258,798)	(394,182)	(491,563)

Net earning (loss) applicable to common shares	9,809	(290,562)	(436,488)	(530,414)

Net earnings (loss) per share — basic	0.04	(0.95)	(1.20)	(1.29)

Net earnings (loss) per share — diluted	0.03	(0.95)	(1.20)	(1.29)

	Year Ended December 31,

	1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$48,586	$60,657	$75,059	$90,022

Loss from operations	(71,359)	(80,224)	(86,582)	(128,365)

Net loss	(102,286)	(122,765)	(141,573)	(192,068)

Net loss applicable to common shares	(118,886)	(139,819)	(159,098)	(210,078)

Net loss per share (basic and diluted)	(0.54)	(0.56)	(0.63)	(0.78)

      Since there are changes in the weighted average number of shares outstanding each quarter, the sum of net loss per share by quarter may not equal the total net loss per share for the applicable year.

20. SUBSEQUENT EVENTS

      Convertible Notes Offering

      In January 2001, the Company completed the issuance and sale of $517.5 million of 5 3/4% convertible subordinated notes due 2009 for net proceeds of $503.3 million, net of underwriting fees of $14.2 million. Interest on the notes is payable on January 15 and July 15 of each year, beginning on July 15, 2001. The notes are unsecured obligations of the Company and are subordinated in right of payment to all other senior indebtedness. The notes are convertible at the option of the holders anytime prior to maturity into Class A common stock at a conversion price of $25.5438 per share subject to adjustment upon the occurrence of certain events. The Company may terminate such conversion rights on or after January 18, 2003 if the current market price of our Class A common stock equals or exceeds 150%, on or prior to January 18, 2004, or 135% thereafter, of the $25.5438 implied conversion price for 20 days in a 30 consecutive day trading period. The notes are not redeemable prior to their maturity date of January 15, 2009.

      Credit Facility

      In February 2001, the Company drew down the remaining $237.5 million of the term loan A under our senior secured credit facility, as required under the terms of that facility.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To XO Capital, Inc.:

      We have audited the accompanying balance sheets of XO Capital, Inc. (a Washington Corporation) as of December 31, 2000 and 1999. These balance sheets are the responsibility of the Company’s management. Our responsibility is to express an opinion on these balance sheets based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of XO Capital, Inc. as of December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

__________________

/s/ ARTHUR ANDERSEN LLP

Vienna, Virginia

February 5, 2001

Balance Sheets

	December 31,

	2000	1999

Assets

Cash	—	$100

Receivable from XO Communications Inc.	$100	—

Total assets	$100	$100

Shareholder’s Equity

Common stock, no par value, 1,000 shares authorized, issued and outstanding	$100	$100

XO Capital, Inc.

Note to Balance Sheets

December 31, 2000 and 1999

1. Description

      XO Capital, Inc. (XO Capital) is a Washington corporation and a wholly owned subsidiary of XO Communications, Inc. (XO). XO Capital was formed for the sole purpose of obtaining financing from external sources and is a joint obligor on the 12 1/2% Senior Notes due April 15, 2006 of XO. XO Capital was initially funded with a $100 contribution from XO and has had no operations to date. XO Capital’s sole source and repayment for the 12 1/2% Senior Notes will be from the operations of XO. Therefore, these balance sheets should be read in conjunction with the consolidated financial statements of XO.