Form 10-Q
period 2001-03-31
XO COMMUNICATIONS INC
filed 2001-05-15
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission file number: 000-22939

XO Communications, Inc.
XO Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware Washington	91-1738221 91-1716062

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11111 Sunset Hills Road, Reston, VA	20190

(Address of principal executive offices)	(Zip Code)

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
Yes X  No    .

As of May 8, 2001, the number of shares of Class A and Class B common stock of XO Communications, Inc. issued and outstanding was 266,807,438 and 105,414,226, respectively, and there were 1,000 shares of common stock of XO Capital, Inc., all of which 1,000 shares were held by XO Communications, Inc.

XO Capital, Inc. meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1 (a) Financial Statements

XO Communications, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except for per share amounts)
(Amounts as of March 31, 2001 are unaudited)

	March 31,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$740,052	$493,004

Marketable securities	1,158,082	1,367,959

Accounts receivable, net of allowance for doubtful accounts of $23,395 and $20,999, respectively	190,882	181,309

Other current assets	85,862	71,536

Pledged securities	17,422	17,415

Total current assets	2,192,300	2,131,223

Property and equipment, net	3,361,582	2,794,105

Investments in fixed wireless licenses, net	989,793	997,333

Goodwill and other intangibles, net	2,766,769	2,914,876

Other assets	274,030	247,838

Total assets	$9,584,474	$9,085,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	393,196	$357,451

Accrued liabilities	322,059	279,534

Accrued interest payable	115,289	46,018

Current portion of capital lease obligations	24,824	24,820

Total current liabilities	855,368	707,823

Long-term debt	5,187,585	4,396,596

Other long-term liabilities	26,216	45,539

Total liabilities	6,069,169	5,149,958

Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized: 13,531,528 and 13,189,227 shares issued and outstanding on March 31, 2001 and December 31, 2000, respectively; aggregate liquidation preference of $2,122,142 and $2,100,093 on March 31, 2001 and December 31, 2000, respectively	2,122,610	2,097,016

Commitments and contingencies (Note 7) Stockholders’ equity:

Common Stock, par value $0.02 per share, stated at amounts paid in Class A, 1,000,000,000 shares authorized: 265,337,068 and 262,010,715 shares issued and outstanding on March 31, 2001 and December 31, 2000, respectively; Class B, 120,000,000 shares authorized: 105,414,226 shares issued and outstanding on March 31, 2001 and December 31, 2000, respectively	4,414,933	4,392,646

Deferred compensation	(63,045)	(72,050)

Accumulated other comprehensive loss	(11,487)	(17,041)

Accumulated deficit	(2,947,706)	(2,465,154)

Total stockholders’ equity	1,392,695	1,838,401

Total liabilities and stockholders’ equity	$9,584,474	$9,085,375

See accompanying notes to unaudited interim consolidated financial statements.

XO Communications, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Revenue	$277,307	$105,849

Costs and expenses:

Operating (excluding stock-based compensation of $158 and $74, respectively)	176,543	76,021

Selling, general and administrative (excluding stock-based compensation of $9,153 and $8,911, respectively)	177,877	92,969

Stock-based compensation	9,311	8,985

Depreciation	95,186	40,383

Amortization	176,638	5,613

Total costs and expenses	635,555	223,971

Loss from operations	(358,248)	(118,122)

Interest income	35,108	44,613

Interest expense	(118,591)	(108,359)

Other (loss) income, net	(1,780)	225,112

Net (loss) income	$(443,511)	$43,244

Preferred stock dividends and accretion of preferred stock redemption obligation	(39,041)	(33,435)

Net (loss) income applicable to common shares	$(482,552)	$9,809

Earnings (loss) per common share:

Basic	$(1.31)	$0.04

Diluted	$(1.31)	$0.03

Weighted average shares:

Basic	369,025,470	270,801,716

Diluted	369,025,470	314,420,494

See accompanying notes to unaudited interim consolidated financial statements.

XO Communications, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

OPERATING ACTIVITIES:

Net (loss) income	$(443,511)	$43,244

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Stock-based compensation	9,311	8,985

Equity in loss of affiliates	1,448	1,141

Net gains on investments	—	(225,112)

Depreciation and amortization	271,824	45,996

Accretion of interest on senior notes	34,464	29,327

Changes in assets and liabilities:

Accounts receivable	(13,046)	(29,254)

Other assets	(30,621)	(4,612)

Accounts payable	23,125	(10,755)

Accrued liabilities	49,071	81,732

Net cash used in operating activities	$(97,935)	$(59,308)

INVESTING ACTIVITIES:

Purchase of property and equipment	$(592,770)	$(194,674)

Investment in fixed wireless licenses	(206)	—

(Purchases) release of pledged securities	(7)	30,906

Net sales (purchases) of marketable securities	213,912	(272,836)

Proceeds from sale of equity investment	—	189,058

Investments in unconsolidated affiliates	(1,281)	(27,242)

Net cash used in investing activities	$(380,352)	$(274,788)

FINANCING ACTIVITIES:

Net proceeds from issuance of redeemable preferred stock	$—	$849,046

Repayment of notes payable and other obligations	(19,836)	(962)

Proceeds from issuance of common stock under employee benefit plans	21,049	30,666

Dividends paid on convertible preferred stock	(13,447)	(18,297)

Proceeds from subordinated convertible notes	517,500	—

Borrowings under credit facility	237,500	375,000

Costs incurred in connection with financing activities	(14,200)	(17,100)

Net cash provided by financing activities	$728,566	$1,218,353

Effect of exchange rate changes on cash	$(3,231)	$—

Net increase in cash and cash equivalents	247,048	884,257

Cash and cash equivalents, beginning of period	493,004	868,463

Cash and cash equivalents, end of period	$740,052	$1,752,720

SUPPLEMENTAL DATA:

Non-cash financing and investing activities:

Redeemable preferred stock dividends, paid in redeemable preferred shares	$24,716	$13,918

Accrued redeemable preferred stock dividends, payable in redeemable preferred shares and accretion of preferred stock redemption obligation and issue costs	$14,687	$1,220

Cash paid for interest	$25,983	$20,372

See accompanying notes to unaudited interim consolidated financial statements.

XO Communications, Inc.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

      XO Communications Inc., a Delaware corporation, provides broadband communication services, offering local and long distance voice communication services and a wide array of data services. Data services offered include Internet access, virtual private networks, high-capacity data network services including dedicated wavelength and Ethernet services, and hosting services.

      The consolidated financial statements include the accounts and activities of XO Communications, Inc. and its wholly owned subsidiaries (together with its predecessors, collectively referred to as the “Company” or “XO”). The consolidated financial statements also include the results of Concentric Network Corporation (“Concentric”) from its acquisition date in June 2000. The Company, through predecessor entities, was formed in September 1994. The Company is majority controlled by Craig O. McCaw through shares of Class A and Class B common stock held by Eagle River Investments, LLC, an entity controlled by Mr. McCaw, and other shares of the Company’s Class A and Class B common stock owned by Mr. McCaw or over which he has voting control.

2. BASIS OF PRESENTATION

      The interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

      The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for interim periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

      On June 15, 2000, the Company effected a two-for-one stock split in the form of a 100% stock dividend to holders of its common stock as of the June 1, 2000 record date. Share and per share data has been adjusted to reflect the stock dividend.

Principles of Consolidation

      The Company’s consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. The Company’s investments in unconsolidated companies in which it has a less than majority interest but exercises significant influence are accounted for using the equity method and are included in other assets. Investments in entities in which the Company has no significant influence are accounted for using the cost method and are also included in other assets. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

      Certain reclassifications have been made to prior period amounts in order to conform to the current period’s presentation.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived assets

      Long-lived assets, including goodwill and intangible assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired. The Company believes that no such impairment existed as of March 31, 2001 and December 31, 2000.

      The Company’s estimates of anticipated net revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or intense competition. As a result, the carrying amount of long-lived assets could be reduced materially in the future.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. The Company has implemented SFAS No. 133 in the first quarter of 2001 and it did not have a material effect on the Company’s financial position or results of operations.

3. ACQUISITIONS

      On June 16, 2000, the Company merged with Concentric, a provider of high-speed DSL, web hosting,
e-commerce, and other Internet and data transmission services. In the merger (the “Concentric merger”), the Company issued shares of its Class A common stock, warrants, and options and assumed liabilities of Concentric. The aggregate value of this consideration was approximately $3.6 billion.

      The Concentric merger was accounted for using the purchase method of accounting. The consideration and purchase price allocation, which are still subject to adjustment, were as follows (dollars in thousands):

Stock issued	$2,542,356
Liabilities, warrants and options assumed	1,038,650

Consideration	$3,581,006

In-process research and development	$36,166
Fair value of intangible assets acquired	246,234
Fair value of tangible assets	345,701
Goodwill	2,952,905

$3,581,006

      The allocation to in-process research and development represents the estimated fair value based on risk adjusted future cash flows related to incomplete projects. At the date of the Concentric merger, the development of these projects had not yet reached technological feasibility and the technology had no alternative future uses. As such, the entire $36.2 million of acquired in-process research and development was expensed as of the acquisition date.

4. LONG TERM DEBT

Convertible Subordinated Notes

      In January 2001, the Company completed the issuance and sale of $517.5 million of 5 3/4% convertible subordinated notes due 2009 for proceeds, net of underwriting and other fees, totaling $503.3 million. Interest on the notes is payable on January 15 and July 15 of each year, beginning on July 15, 2001. The notes are unsecured obligations of the Company and are subordinated in right of payment to all other senior indebtedness. The notes are convertible at the option of the holders at any time prior to maturity into shares of Class A common stock at a conversion rate of 39.1484 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. The Company may terminate such conversion rights on or after January 18, 2003 if the current market price of our Class A common stock equals or exceeds 150%, on or prior to January 18, 2004, or 135% thereafter, of the $25.5438 implied conversion price for 20 days in a 30 consecutive day trading period. The notes are not redeemable prior to their maturity date of January 15, 2009.

Senior Secured Credit Facility

      In February 2001, the Company borrowed the remaining $237.5 million of the term loan A under our senior secured credit facility (the “Facility”), as required under the terms of that facility. The Company and certain of its subsidiaries, as guarantors, entered into the $1.0 billion Facility with various lenders in February 2000. The Facility is comprised of a $387.5 million senior secured multi-draw term loan A, a $225.0 million senior secured term loan B, and a $387.5 million revolving credit facility. As of March 31, 2001, the Company had borrowed $612.5 million under the $1 billion Facility consisting of the entire $387.5 million of the term loan A and the entire $225.0 million of the term loan B. As of March 31, 2001, no borrowings were outstanding on the $387.5 million revolving credit facility.

      The term loan A and the revolving credit facility mature on December 31, 2006, and the term loan B matures on June 30, 2007. In each case, the maturity dates are subject to acceleration to October 31, 2005 if the Company has not refinanced its 12 1/2% Senior Notes due 2006 by April 15, 2005. Amounts drawn under the revolving credit facility and the term loans bear interest, at the Company’s option, at the alternate base rate, as defined, or reserve-adjusted London Interbank Offered Rate (LIBOR) plus, in each case, applicable margins. As of March 31, 2001, the annualized weighted average interest rate applicable to the Facility was 8.97%.

Covenants

      As of March 31, 2001, the Company was in compliance with all covenants under the Facility and the indentures under which its senior notes, senior discount notes and convertible subordinated notes were issued.

5. OPERATING SEGMENTS

Reportable Segments

      The Company operates its business as one communications segment. The Company’s communications segment includes all of its products and services including data, voice and other services. These services have similar network operations and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that is divided into profit centers that are focused on geographic areas, or markets, within the United States, or that are focused on customers with a presence across geographical markets.

Products and Services

      The Company classifies its products and services offered by its communications services segment into data services, voice services, and other services. The revenues generated by the Company’s products and services were as follows (dollars in thousands):

	Three Months Ended March 31,

	2001	2000

Data services	$142,209	$27,749

Voice services	131,099	78,018

Other services	3,999	82

Total revenue	$277,307	$105,849

6. COMPREHENSIVE LOSS

      Comprehensive loss includes the Company’s net income (loss) applicable to common stockholders, as well as changes in equity from other sources. The following table reflects the Company’s calculation of comprehensive loss for the three months ended March 31, 2001 and 2000 (dollars in thousands):

	Three Months Ended March 31,

	2001	2000

Net income (loss) applicable to common stockholders	$(482,552)	$9,809

Other comprehensive income:

Unrealized net holding gains and foreign currency translation adjustments arising during the period	5,554	111,145

Less: Net realized gains transferred to current period earnings	—	(258,023)

Comprehensive net loss applicable to common stockholders	$(476,998)	$(137,069)

      The Company’s change in other comprehensive income includes unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments relating to the Company’s foreign operations. Net realized gains transferred to current period earnings in the three months ended March 31, 2000 relate to the sale of an equity investment which resulted in a realized gain of $225.1 million net of other costs associated therewith. This gain is recorded in the period ending March 31, 2000 in other income in the accompanying consolidated statement of operations.

7. COMMITMENTS AND CONTINGENCIES

Commitments

      The Company has lease commitments under operating and capital leases. The Company leases premises under various operating leases and certain network assets under capital leases. In addition, the Company has commitments with Level 3 Communications, Inc. (“Level 3”), which is constructing a fiber optic network in the United States and Canada. As described in Note 8 below, the Level 3 agreements were restructured in April 2001 canceling previous commitments associated with purchasing a European fiber optic network.

Contingencies

      The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

8. SUBSEQUENT EVENTS

Long Haul Network Agreements

      On April 26, 2001, the Company and Level 3 restructured their agreements pertaining to the Company’s purchase of fiber networks from Level 3 in the United States and Europe. The Company and Level 3 have agreed to cancel commitments relating to the previously announced purchase of the European metro and inter-city fiber networks from Level 3. The $128.0 million in payments that had already been made to Level 3 for the European networks will be applied as a credit to reduce the remaining amounts payable by XO under its North American inter-city network commitment. The Company will become a broadband transport customer of Level 3 and initially lease approximately $30 million of wavelength services on Level 3’s inter-city network in North America. In connection with this lease, we will transfer to Level 3 certain inter-city transmission equipment, the value of which will be applied toward the purchase of the services described above and future wavelength services from Level 3.

Private Equity Investment

      On April 26, 2001, several investment funds controlled by Forstmann Little & Co. (“Forstmann Little”) agreed to invest $250.0 million in the Company to provide additional funding to the Company for general corporate purposes under its business plan. In exchange for the investment, the Company will issue 50.0 million shares of the Company’s Class A common stock to Forstmann Little and amend the terms of the convertible preferred stock held by various Forstmann Little investment funds to reduce the share conversion price from $31.625 to $17.00 per share. The transaction is subject to customary closing conditions and is expected to close by the end of June 2001. Once closed, Forstmann Little’s total investment in XO will increase to $1.5 billion, representing a fully diluted ownership interest in the Company of approximately 22.4%.

PART I. FINANCIAL INFORMATION

Item 1(b)     Financial Statements

XO Capital, Inc.
Balance Sheets
(Amounts as of March 31, 2001 are unaudited)

	March 31,	December 31,
	2001	2000

Assets

Receivable from XO Communications, Inc.	$100	$100

Shareholder’s Equity

Common stock, no par value, 1,000 shares authorized, issued and outstanding	$100	$100

XO Capital, Inc.
Notes to Balance Sheets

1. Organization and Description of Business

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

2. Basis of Presentation

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for interim periods. All significant inter-company accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the XO Communication’s annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Since 1996, we have provided high-quality bundled local and long distance, as well as dedicated voice, telecommunications services to the rapidly growing business market. We expanded our services through our acquisition of Concentric Network Corporation on June 16, 2000 to offer a complete, single source of communications services to our customers by combining our data and voice services. The data services we offer include Internet access, virtual private networks, high-capacity data network services including dedicated wavelength and Ethernet services, and hosting services.

      We believe that increasing usage of both telephone service and new data application and information services will continue to increase demand for telecommunications capacity and for new communications services and applications. To serve our customers’ broad and expanding telecommunications needs, we have assembled a collection of metro and inter-city network assets in the United States that incorporate state-of-the-art fiber optic cable and transmission equipment and fixed wireless spectrum and related equipment, each of which is capable of carrying high volumes of data, voice, video and Internet traffic.

      We intend to integrate our network assets with advanced communications technologies to enable us to provide a comprehensive array of communications services entirely over our network, from point of initiation of the voice or data transmission to the point of termination, which we refer to as end-to-end service. To accomplish this, we are creating a North American fiber optic network, which will consist of a series of rings of fiber optic cables that encircle the central business districts of numerous metropolitan areas, which we refer to as metro networks, that are connected by a network of fiber optic cables, which we refer to as an inter-city network. Our combination of metro and inter-city networks will enable us to provide high-speed, high-capacity communications services between customers connected to our network and among customers with multiple locations entirely over our network.

Recent Developments

      Long-Haul Network Agreements

      In May 2000, we announced plans to expand our operations into Europe through a purchase of inter-city and metro fiber networks from Level 3 Communications. In April 2001, we announced that we had cancelled our planned purchase of these European networks, and Level 3 will apply all payments previously made to them for these networks to reduce the remaining amounts payable by us to Level 3 for our North American inter-city fiber network.

      Although we are suspending expansion of our European operations, we will continue our existing European operations, which consist primarily of consumer-based Internet access services in the United Kingdom and Netherlands that were acquired as part of the Concentric merger. We also are retaining the transatlantic capacity acquired from Level 3 and will continue to hold the licenses for fixed wireless spectrum in the United Kingdom that we were awarded in the recently completed U.K. Broadband Fixed Wireless Auction, which include licenses covering the Greater London, Greater Manchester and Birmingham/West Midlands Regions.

      In connection with the restructuring of our arrangements with Level 3, we announced that we will be delaying the “lighting” of our North American inter-city network. In the meantime, we will become a broadband transport customer of Level 3. Initially, we will lease approximately $30 million of wavelength services on Level 3’s inter-city network in North America. In connection with this lease, we will transfer to Level 3 certain inter-city transmission equipment, the value of which will be applied toward the purchase of the services described above and future wavelength services from Level 3. We will retain for future deployment the fibers and empty conduit that comprise our North American inter-city network purchased from Level 3.

      Private Equity Investment

      In April 2001, several investment funds controlled by Forstmann Little & Co. agreed to invest $250.0 million in XO to provide additional funding for general corporate purposes under our business plan. In exchange for Forstmann Little’s investment, we will issue 50.0 million shares of our Class A common stock to Forstmann Little and amend the terms of the convertible preferred stock held by various Forstmann Little investment funds to reduce the share conversion price from $31.625 to $17.00 per share. These amendments have been approved by holders of our common stock that represent more than 50% of the total voting power of all outstanding shares entitled to vote for the amendment. The transaction is subject to customary closing conditions and is expected to close by the end of June 2001. Once closed, Forstmann Little’s total investment in XO will increase to $1.5 billion, (including the $850 million of convertible preferred stock purchased in January 2000 and the $400 million of convertible preferred stock purchased in July 2000) and Forstmann Little will own approximately 22.4% of our fully diluted common stock.

Results of Operations

      Operating results for any period are not necessarily indicative of results for any future period. In June 2000, we completed the acquisition of Concentric which was accounted for using the purchase method of accounting, accordingly, the operating results of Concentric are included from the date of acquisition.

      Operating Data

      The table below provides a summary of the key operating metrics we use to assess our operational performance.

	As of March 31,		Quarter to Quarter Change

	2001	2000	Amount	%

Operating data (a):

Route miles (b)	22,416	4,356	18,060	414.6%

Fiber miles (c)	1,042,902	413,407	629,495	152.3%

On-net buildings connected (d)	2,090	1,485	605	40.7%

Off-net buildings connected (e)	63,641	31,797	31,844	100.1%

Voice grade equivalents (in thousands) (f)	14,867	3,337	11,530	345.5%

Customers (g)	91,722	50,085	41,637	83.1%

Average monthly revenue per customer (h)	$941	$728	$213	29.3%

Voice switches operational	34	32	2	6.3%

ATM switches operational	50	—	—	—

Managed servers (i)	3,070	—	—	—

Hosted shared websites (j)	237,695	—	—	—

Data centers operational	10	—	—	—

Employees	7,425	3,872	3,553	91.8%

      The Company defines certain business metrics used above as follows:

(a)	Operating data — All operating data, except for average monthly revenue per customer and customers, for all periods presented include the statistics of the Las Vegas network, which the Company manages and in which the Company has a 40% membership interest.

(b)	Route miles — The number of operational miles of the telecommunications path in which the leased or Company-owned fiber optic cables are installed. These include metro and inter-city miles. This statistic does not give effect to transactions with Level 3 announced in April 2001.

(c)	Fiber miles — The number of operational route miles installed along a telecommunications path, multiplied by the Company’s estimate of the number of fibers along that path. These include metro and inter-city miles. This statistic does not give effect to transactions with Level 3 announced in April 2001.

(d)	On-net buildings connected — Buildings physically connected to the Company’s networks, excluding those connected by unbundled incumbent local exchange carrier facilities.

(e)	Off-net buildings connected — Buildings connected to the Company’s networks through leased or unbundled incumbent carriers facilities.

(f)	Voice grade equivalents — Voice grade equivalents is a revenue-generating digital broadband equivalent of 64 kilobits per second, known as DS-0 level, the standard capacity of a voice grade line, and measures the network utilization of both our voice and data services.

(g)	Customers — The number of revenue-generating invoices within our billing systems. This statistic excludes Europe, Las Vegas, as well as consumer dial up and shared hosting accounts.

(h)	Average monthly revenue per customer — This calculation excludes both the associated revenue and customer counts for Europe, Las Vegas, as well as consumer dial up and shared hosting accounts.

(i)	Managed servers — The number of Company or customer owned servers that are dedicated to hosting a single customer’s websites which reside in the Company’s data centers.

(j)	Hosted shared websites — The number of websites that are hosted for multiple customers on shared servers.

      Comparison of Financial Results

      Revenue. Revenue in the first quarter of 2001 increased 162.0% to $277.3 million from $105.8 million in the first quarter of 2000. This increase was primarily due to the increase in our overall number of customers and continued penetration into existing markets. Our customer base grew 83.1% from 50,085 customers at March 31, 2000 to 91,722 at March 31, 2001. We expect the number of customers to increase during the remainder of 2001 as we launch services in Minneapolis, Minnesota and Cincinnati, Ohio and penetrate further into existing markets. Also contributing to the revenue growth was a $213 increase in average monthly revenue per customer from $728 per customer in the first quarter of 2000 to $941 per customer for the first quarter of 2001. We anticipate the trend of increasing revenue per customer to continue in future periods as we continue targeting larger business customers by enhancing existing product lines and focusing on broadening the base of service offerings with higher end services such as metro wavelength services, and managed firewall and virtual private network services. Servicing these larger enterprises and consequently achieving growth in revenue per customer is dependent upon our ability to provide high bandwidth products and services over our networks. Network traffic, as measured by voice grade equivalents, or VGEs, increased 345.5% from 3.3 million in the first quarter of 2000 to 14.9 million in the comparable period in 2001. A VGE is a revenue-generating digital broadband equivalent of 64 kilobits per second, the standard capacity of a voice grade line, and measures the network utilization of both our voice and data services.

      Revenue was derived from provision of the following services (dollars in thousands):

	Three Months Ended March 31,

		% of Total		% of Total
	2001	Revenue	2000	Revenue	% Change

Data services	$142,209	51.3%	$27,749	26.2%	412.5%

Voice services	131,099	47.3%	78,018	73.7%	68.0%

Other services	3,999	1.4%	82	0.1%	4776.8%

Total revenue	$277,307		$105,849		162.0%

      Data services revenue in the first quarter of 2001 increased 412.5% to $142.2 million from $27.7 million in the first quarter of 2000. A primary contributor to this growth was our migration from a voice-centric to a more data-centric business, facilitated in large part by our acquisition of Concentric and the integration of its data products with our pre-existing services. In the first quarter of 2001, data revenue increased to 51.3% of total revenue from 26.2% of total revenue for the comparable period in the preceding year. We expect data services revenue to continue to grow as a percentage of total revenue in future periods due to our targeting of larger enterprise customers, the broadening of our available data products and our increasing emphasis on the sale of data products, which generally yield higher margins than our voice products.

      Voice services revenue in the first quarter of 2001 increased 68.0% to $131.1 million from $78.0 million in the first quarter of 2000. However, voice services revenue decreased as a percentage of total revenue from 73.7% in the first quarter 2000 to 47.3% in the first quarter 2001. Voice services revenue includes revenue from bundled local and long distance voice services, prepaid call processing, and other voice communications based services, including shared tenant services, interactive voice response, or IVR, and stand-alone long distance services. We expect voice services revenue to continue to increase over future periods as a result of anticipated growth in revenue from continued penetration of existing markets, but to decrease as a percentage of total revenue as we expect growth in data services revenue to be higher than growth in voice services.

      Other services revenue in the first quarter of 2001 increased $3.9 million to $4.0 million from $0.1 million in the first quarter of 2000. Other services revenue consists of “bundled” data and voice service offerings at a single fixed price and other services provided to our existing IP customers. The increase in other services revenue is attributable to the addition of these bundled services, such as XOptions, to our product portfolio introduced in the second quarter of 2000. We anticipate that revenue from bundled services will increase in future periods both in absolute amounts and as a percentage of our total revenue.

      Costs and expenses. The table below provides expenses by classification and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,

		% of Total		% of Total
	2001	Revenue	2000	Revenue	% Change

Costs and expenses:

Operating	$176,543	63.7%	$76,021	71.8%	132.2%

SG&A	177,877	64.1%	92,969	87.8%	91.3%

Stock-based compensation	9,311	3.4%	8,985	8.5%	3.6%

Depreciation	95,186	34.3%	40,383	38.2%	135.7%

Amortization	176,638	63.7%	5,613	5.3%	3046.9%

Total	635,555		$223,971		183.8%

      Operating. Operating expenses in the first quarter of 2001 increased 132.2% to $176.5 million from $76.0 million in the first quarter of 2000. Operating expenses include telecommunications costs paid to third party providers for access and transport services. Operating expenses also include network operations and engineering costs for network-related and enhanced communications services. Telecommunications costs accounted for 68% of the increase in operating expenses, resulting primarily from the increased volumes in our switched local and long distance communication services and rapid expansion of our data services. Network operations and engineering costs accounted for the remaining increase in operating expense. The increase in network operations and engineering costs was primarily driven by increased headcount and related costs necessitated by the expansion of our network and service offerings. Operating expense as a percentage of revenue decreased from 71.8% in the first quarter of 2000 to 63.7% in the comparable period of 2001. We expect our operating expenses, including our telecommunications costs of service, to continue to increase in future periods in connection with our growth and expansion plans. We further expect operating expenses to decrease as a percentage of revenue over time as our revenue grows and we continue to migrate from leased transport capacity to our facilities-based networks and increase the number of our customers connected directly to those networks.

      Selling, general and administrative. Selling, general and administrative, or SG&A, expenses in the first quarter of 2001 increased 91.3% to $177.9 million from $93.0 million in the first quarter of 2000. SG&A expenses relate to sales and marketing, information systems, and general corporate office functions. A majority of the increase is attributable to increased sales, customer support, and administrative headcount and related costs associated with the expansion of our business. Marketing costs also increased $12.1 million due to costs associated with advertising and marketing campaigns to support our new product offerings and brand awareness. SG&A expense decreased as a percentage of revenue from 87.8% in the first quarter of 2000 to 64.1% in the first quarter of 2001 due primarily to our ability to support higher revenue growth with lower incremental costs. We expect to see a continued reduction of SG&A as a percentage of revenue due to the anticipated growth in our revenue, cost savings resulting from the centralization of key functions, realization of synergies from the Concentric merger, and our ongoing efforts to control these costs. We expect SG&A expenses to grow in absolute amounts due to the continued expansion of our business.

      Stock-based compensation. Stock-based compensation in the first quarter of 2001 increased 3.6% to $9.3 million from $9.0 million in the first quarter of 2000. The increase in the first quarter of 2001 over the comparable period in the prior year resulted from an increase in compensation expense arising from the amortization of additional stock option grants. Compensation expense is recognized over the vesting periods of compensatory stock options based on the excess of the fair value of the common stock at the date of grant (determined by reference to the market price on that date) over the exercise price of the option.

      Depreciation. Depreciation expense in the first quarter of 2001 increased 135.7% to $95.2 million from $40.4 million in the first quarter of 2000. The increase was primarily attributable to the increase in network and technology assets. Our net property and equipment, which also reflects assets acquired from Concentric in June 2000, increased 155.2% to $3,361.6 million in the first quarter of 2001 versus $1,317.3 million in the first quarter of 2000. In the first three months of 2001, we had capital expenditures of $592.8 million versus $194.7 million in the comparable period of the preceding year. As we expand our networks and install related equipment and other network technology, depreciation expense is expected to continue to increase.

      Amortization. Amortization expense in the first quarter of 2001 increased $171.0 million to $176.6 million from $5.6 million in the first quarter of 2000. Substantially all of the increase is attributable to the amortization of goodwill and other intangibles associated with our June 2000 acquisition of Concentric, which are being amortized over periods of up to five years.

      Interest income. Interest income in the first quarter of 2001 decreased 21.3% to $35.1 million from $44.6 million in the first quarter of 2000. The decrease in interest income corresponds to the decrease in our average cash and investment balances.

      Interest expense. Interest expense in the first quarter of 2001 increased 9.4% to $118.6 million from $108.4 million in the first quarter of 2000. The increase in interest expense was primarily due to an increase in our average outstanding indebtedness over the respective periods resulting from our borrowings under our senior secured credit facility during 2000 and 2001, the issuance of $517.5 million of 5 3/4% convertible subordinated notes in January 2001, and the assumption of $150.0 million of debt in connection with our June 2000 acquisition of Concentric.

      Net Loss. Net loss in the first quarter of 2001 increased $486.7 million to $443.5 million from net income of $43.2 million in the first quarter of 2000, due to the foregoing factors. Additionally, the net income in the first quarter of 2000 reflects a $225.1 million net gain on the sale of an equity investment.

      Other Operating Data

      EBITDA, as defined by the Company, represents operating loss adjusted for stock-based compensation, depreciation, and amortization. The table below summarizes EBITDA, both in amount and as a percentage of revenue (dollars in thousands):

	Three months Ended March 31,

	2001		2000

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

EBITDA	$(77,113)	(27.8%)	$(63,141)	(59.7%)

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

Liquidity and Capital Resources

      Our business is capital-intensive and, as such, has required and will continue to require substantial capital investment. We build high capacity networks with broad market coverage, a strategy that initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize any revenue from them. These capital expenditures, together with the associated early operating expenses, will continue to result in negative cash flow from operating and investing activities, unless and until we are able to establish an adequate customer base. We believe, however, that over the long-term this strategy will enhance our financial performance by increasing the traffic flow over our networks.

      Capital Uses

      During the first three months of 2001, cash used in operating activities was $97.9 million compared to $59.3 million in the prior year. The increase in cash used was due to increased operating losses and the timing of expenditures and customer receipts.

      During the first three months of 2001, cash used in investing activities was $380.4 million, compared to $274.8 million used in the comparable period last year. Our investment in property and equipment increased $398.1 million from $194.7 million in the first three months of 2000 to $592.8 million for the first three months of 2001. In the first three months of 2000, we had proceeds from the sale of an equity investment of $189.1 million. Surplus cash is invested in available for sale marketable securities, which are purchased and sold as our cash requirements permit. The increase in cash used in investing activities is offset by the timing of purchases and sales of marketable securities during the periods. We expect that our business will continue to require substantial amounts of cash expenditures to fund operations and capital expenditures in 2001 and beyond relating to our existing and planned network development and operations. These funds are expected to relate to:

•	the purchase and installation of switches, routers, servers and other data-related equipment and related electronics in existing networks, for expansion of existing networks and in networks to be constructed or acquired in new markets;
•	the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks,
•	the development of our comprehensive information technology platform;
•	the purchase and installation of equipment associated with the deployment of fixed wireless services using our fixed wireless spectrum;
•	funding of the commitments to build and expand our North American metro and inter-city networks, our transatlantic capacity, and related expenses we expect to incur in building these networks;
•	the purchase and installation of equipment associated with deployment of digital subscriber line, or DSL, and other data services;
•	the funding of operating losses and working capital; and
•	possible expenditures associated with market expansions and potential acquisitions of businesses or assets.

      Capital Resources

      5  3/4% Convertible Subordinated Notes. In January 2001, we completed the issuance and sale of $517.5 million of 5  3/4% convertible subordinated notes due 2009 for proceeds, net of underwriting and other fees, totaling $503.3 million. Interest on the notes is payable on January 15 and July 15 of each year, beginning on July 15, 2001. The notes are unsecured obligations and subordinated in right of payment to all other senior indebtedness and are convertible at the option of the holders at any time prior to maturity into shares of Class A common stock at a conversion rate of 39.1484 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. We may terminate such conversion rights on or after January 18, 2003 if the current market price of our Class A common stock equals or exceeds 150%, on or prior to January 18, 2004, or 135% thereafter, of the $25.5438 implied conversion price for 20 days in a 30 consecutive day trading period. The notes are not redeemable prior to their maturity date of January 15, 2009.

      Secured Credit Facility. In February 2001, we borrowed the remaining $237.5 million of the term loan A under our senior secured credit facility, as required under the terms of that facility. The Company and certain of its subsidiaries, as guarantors, entered into the $1.0 billion senior secured facility with various lenders in February 2000. The facility is comprised of a $387.5 million senior secured multi-draw term loan A, a $225.0 million senior secured term loan B, and a $387.5 million revolving credit facility. As of March 31, 2001, we had borrowed $612.5 million under the $1 billion facility consisting of the entire $387.5 million of the term loan A and the entire $225.0 million of the term loan B. At March 31, 2001, no borrowings were outstanding on the $387.5 million revolving credit facility.

      The term loan A and the revolving credit facility mature on December 31, 2006, and the term loan B matures on June 30, 2007. In each case, the maturity dates are subject to acceleration to October 31, 2005 if we do not refinance the 12 1/2% Senior Notes due 2006 by April 15, 2005. Amounts drawn under the revolving credit facility and the term loans bear interest, at the our option, at the alternate base rate, as defined, or reserve-adjusted London

Interbank Offered Rate (LIBOR) plus, in each case, applicable margins. As of March 31, 2001, the annualized weighted average interest rate applicable to the Facility was 8.97%.

      Private Equity Investment. In April 2001, several investment funds controlled by Forstmann Little & Co. agreed to invest $250.0 million in XO to provide additional funding for general corporate purposes under our business plan. In exchange for the investment, we will issue 50.0 million shares of our Class A common stock to Forstmann Little and amend the terms of the convertible preferred stock held by various Forstmann Little investment funds to reduce the share conversion price from $31.625 to $17.00 per share. The transaction is subject to customary closing conditions and is expected to close by the end of June 2001. Once closed, Forstmann Little’s total investment in XO will increase to $1.5 billion, representing a fully diluted ownership interest of approximately 22.4%.

      Liquidity Assessment

      As of March 31, 2001, giving effect to the planned $250.0 million investment by Forstmann Little, our available funding sources totaled $2,535.6 million, including our cash and marketable securities balance of $1,898.1 million and $387.5 million of available borrowings under our senior secured credit facility. We have made modifications to our previously announced capital plans to reflect reduced capital expenditures associated with the recent amendments to agreements with Level 3 and changes in our domestic capital plans. These modifications significantly reduce future funding required to realize our business plan. There are three major components to these revisions:

•	we have suspended our plans for European expansion,
•	we have postponed the lighting of much of our domestic inter-city long haul network and, for the time being, will lease inter-city wavelengths for most segments of this network, and
•	we are reducing some plans for expansion in our metro networks.

      Following these modifications to our capital plan, our estimate for our capital expenditures in 2001 is between $1,300 million and $1,500 million, reduced from our original estimate of $1,900 million to $2,100 million. Our cash commitments for interest expense and preferred dividends in the year 2001 will be approximately $430 million based on our existing capital structure and currently applicable interest rates. The remaining cash, together with funds generated in our operations, will be available to fund debt service, other operating expenses and other capital requirements. Giving effect to the changes in our business plan, we estimate that the proceeds of the new expected Forstmann Little investment, together with cash on hand, committed financing and funds generated in our operations, will be sufficient to fund us into the first half of 2003. We will need and plan to raise additional funds to meet our liquidity needs for subsequent periods. We currently plan to do so when market conditions permit us to raise capital on acceptable terms.

Forward-looking and Cautionary Statements

      Some statements and information contained in this report are not historical facts, but are “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	product and service development, including the development and deployment of data products and services based on IP, Ethernet and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	market development, including the number and location of markets we expect to serve;

•	network development, including those with respect to IP network and facilities development and deployment, switches using next generation switching technology, broadband fixed wireless technology, testing and installation, high speed technologies such as DSL, and matters relevant to our metro and inter-city networks; and

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness.

      All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the above “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001, including, but not limited to:

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

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. The Company has implemented SFAS No. 133 in the first quarter of 2001 and it did not have a material effect on the Company’s financial position or results of operations.

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

      We have financial obligations outstanding which expose us to interest rate risk including our redeemable preferred stock, senior notes, and bank credit facilities. We do not have significant cash flow exposure to changing interest rates on the majority of our long-term debt and redeemable preferred stock because the interest and dividend rates of those securities are fixed. However, the estimated fair values of the fixed-rate debt and redeemable preferred stock are subject to market risk. We had $4,575.1 million in fixed rate debt, $612.5 million in variable rate debt and $2,122.6 million in fixed rate redeemable preferred stock as of March 31, 2001. We are not currently engaged in the use of off-balance sheet derivative financial instruments, including interest rate swap and collar agreements, to hedge or partially hedge interest rate exposure arising from changes in interest rates.

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

      There have been no material changes in our exposure to market risk since December 31, 2000.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

      The Company is not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of business.

Item 2.        Changes in Securities and Use of Proceeds

      The initial public offering (IPO) of our Class A common stock was completed in October 1997, pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission that become effective on September 26, 1997. The net proceeds we received from the offering totaled approximately $226.8 million. As of December 31, 2000, proceeds from the IPO remain available for future network build out and working capital requirements. We have raised additional funding from debt and additional equity offerings in 1999, 2000 and 2001. The proceeds from these recent offerings have been applied first in funding the expansion of our network and other working capital requirements.

Sales of Unregistered Securities

      In January 2001, XO completed the issuance and sale in a private placement of $517.7 million 5.75% convertible subordinated notes due 2009. The notes, which were sold at 100% of their principal amount, are convertible into XO common stock at a conversion price of $25.5438 per share. Salomon Smith Barney, Inc. and Goldman, Sachs & Co. acted as initial purchasers and received approximately $14.2 million in fees in connection with the sale of the notes. The offer and sale of the notes were exempt from registration requirements of the Securities Act of 1933, as amended, because each initial purchaser offered and sold the notes in the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-persons in offshore transactions in reliance on Regulation S under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

10.1	Amendment and Stock Purchase Agreement, dated as of April 25, 2001, among XO Communications, Inc., Forstmann Little & Co. Equity Partnership VI, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VII, L.P. and Forstmann Little Fund, L.P. (Incorporated herein by reference to exhibit 99.3 filed with the Current Report on Form 8-K, filed on April 30, 2001, of XO Communications, Inc.)

Reports on Form 8-K

(1)	Current Report on Form 8-K, dated January 12, 2001, reporting under Item 5 the closing of the previously announced offering of $517.5 million aggregate principal amount of 5 3/4% convertible subordinated notes.

(2)	Amended Current Report on Form 8-K, dated January 18, 2001, reporting under Item 2 is to provide an updated unaudited pro forma condensed combined statement of operations for the year ended December 31, 1999 and the nine months ended September 30, 2000 giving effect to the Concentric Network Corporation Merger as if it occurred January 1, 1999.

(3)	Current report on Form 8-K, dated April 30, 2001, reporting under Item 5, the agreement by Forstmann Little to make an additional investment in XO Communications, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: May 15, 2001	By: /s/ Wayne M. Rehberger Wayne M. Rehberger Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

XO Capital, Inc.

Date: May 15, 2001	By: /s/ Wayne M. Rehberger Wayne M. Rehberger Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description of Exhibit

10.1	Amendment and Stock Purchase Agreement, dated as of April 25, 2001, among XO Communications, Inc., Forstmann Little & Co. Equity Partnership VI, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VII, L.P. and Forstmann Little Fund, L.P. (Incorporated herein by reference to exhibit 99.3 filed with the Current Report on Form 8-K, filed on April 30, 2001, of XO Communications, Inc.)