Form 10-Q
period 2001-06-30
XO COMMUNICATIONS INC
filed 2001-08-13
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission file number: 0-30900

XO Communications, Inc.
XO Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware Washington	54-1983517 91-1716062

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11111 Sunset Hills Road, Reston, VA	20190

(Address of principal executive offices)	(Zip Code)

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

As of August 7, 2001, the number of shares of Class A and Class B common stock of XO Communications, Inc. issued and outstanding was 324,374,237 and 105,414,226, respectively, and there were 1,000 shares of common stock of XO Capital, Inc. issued and outstanding, all of which 1,000 shares were held by XO Communications, Inc.

XO Capital, Inc. meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

XO Communications, Inc.

XO Capital, Inc.

PART I. FINANCIAL INFORMATION

Item 1(a). Financial Statements

XO Communications, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except for per share amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$494,976	$493,004

Marketable securities	873,988	1,367,959

Accounts receivable, net of allowance for doubtful accounts of $23,497 and $20,999, respectively	192,816	181,309

Other current assets	315,504	71,536

Pledged securities	17,070	17,415

Total current assets	1,894,354	2,131,223

Property and equipment, net	3,504,853	2,794,105

Fixed wireless licenses, net	981,222	997,333

Goodwill and other intangibles, net	2,606,680	2,914,876

Other assets, net	250,091	247,838

Total assets	$9,237,200	$9,085,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$206,585	$357,451

Accrued liabilities	345,647	279,534

Accrued interest payable	65,251	46,018

Current portion of capital lease obligations	21,801	24,820

Total current liabilities	639,284	707,823

Long-term debt	5,263,772	4,396,596

Other long-term liabilities	21,667	45,539

Total liabilities	5,924,723	5,149,958

Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized: 13,885,764 and 13,189,227 shares issued and outstanding on June 30, 2001 and December 31, 2000, respectively; aggregate liquidation preference of $2,147,697 and $2,100,093 on June 30, 2001 and December 31, 2000, respectively	2,240,906	2,097,016

Commitments and contingencies

Stockholders’ equity:

Common Stock, par value $0.02 per share, stated at amounts paid in Class A, 1,000,000,000 shares authorized: 317,075,246 and 262,010,715 shares issued and outstanding on June 30, 2001 and December 31, 2000, respectively; Class B, 120,000,000 shares authorized: 105,414,226 shares issued and outstanding on June 30, 2001 and December 31, 2000, respectively	4,576,374	4,392,646

Deferred compensation	(53,813)	(72,050)

Accumulated other comprehensive loss	(2,562)	(17,041)

Accumulated deficit	(3,448,428)	(2,465,154)

Total stockholders’ equity	1,071,571	1,838,401

Total liabilities and stockholders’ equity	$9,237,200	$9,085,375

See accompanying notes to unaudited interim condensed consolidated financial statements.

XO Communications, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue	$306,779	$140,649	$584,086	$246,498

Costs and expenses:

Cost of service	122,942	59,375	237,836	106,366

Selling, operating, and general (excludes stock-based compensation)	254,569	149,914	494,095	271,913

Stock-based compensation	9,316	17,228	18,627	26,213

Depreciation	104,498	40,869	199,684	81,252

Amortization	177,872	35,542	354,510	41,155

In-process research and development	—	36,166	—	36,166

Total costs and expenses	669,197	339,094	1,304,752	563,065

Loss from operations	(362,418)	(198,445)	(720,666)	(316,567)

Interest income	21,771	46,067	56,879	90,680

Interest expense	(115,841)	(107,305)	(234,432)	(215,664)

Other income (loss), net	(4,628)	885	(6,408)	225,997

Net loss	$(461,116)	$(258,798)	$(904,627)	$(215,554)

Preferred stock dividends and accretion of preferred stock redemption obligation	(39,606)	(31,764)	(78,647)	(65,199)

Net loss applicable to common shares	$(500,722)	$(290,562)	$(983,274)	$(280,753)

Net loss per share (basic and diluted)	$(1.32)	$(0.95)	$(2.62)	$(0.98)

Weighted average shares (basic and diluted)	380,300,361	305,145,306	374,712,398	286,982,516

See accompanying notes to unaudited interim condensed consolidated financial statements.

XO Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

OPERATING ACTIVITIES:

Net loss	$(904,627)	$(215,554)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	18,627	26,213

Net losses (gains) on investments	3,937	(226,539)

Depreciation and amortization	554,194	122,407

Accretion of interest on senior notes	66,170	56,773

In-process research and development write-off	—	36,166

Changes in assets and liabilities:

Accounts receivable	(16,934)	(25,615)

Other assets	(64,728)	(7,270)

Accounts payable	(5,377)	10,213

Accrued liabilities	37,165	53,038

Net cash used in operating activities	$(311,573)	$(170,168)

INVESTING ACTIVITIES:

Purchases of property and equipment	$(1,030,928)	$(457,516)

Prepayment for network assets	(120,800)	—

Payments to acquire fixed wireless licenses	(206)	(33,948)

(Purchases) release of pledged securities	(7)	29,571

Net sales of marketable securities	498,229	52,202

Proceeds from sale of equity investments	14,771	245,112

Cash acquired in acquisition	—	50,792

Investments in unconsolidated affiliates	(2,545)	(37,119)

Net cash used in investing activities	$(641,486)	$(150,906)

FINANCING ACTIVITIES:

Net proceeds from issuance of redeemable preferred stock	$—	$849,046

Repayment of notes payable and other obligations	(28,266)	(3,129)

Proceeds from issuance of common stock under employee benefit plans	25,689	42,569

Dividends paid on convertible preferred stock	(26,890)	(32,708)

Proceeds from issuance of subordinated convertible notes	517,500	—

Costs incurred in connection with financing activities	(14,200)	(17,100)

Proceeds from equity investment	248,657	—

Borrowings under credit facility	237,500	375,000

Net cash provided by financing activities	$959,990	$1,213,678

Effect of exchange rate changes on cash	$(4,959)	$—

Net increase in cash and cash equivalents	1,972	892,604

Cash and cash equivalents, beginning of period	493,004	868,463

Cash and cash equivalents, end of period	$494,976	$1,761,067

— Continued —

XO Communications, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

SUPPLEMENTAL DATA:

Non-cash financing and investing activities:

Redeemable preferred stock dividends, paid in shares of redeemable preferred stock	$25,555	$30,262

Accrued redeemable preferred stock dividends, payable in shares of redeemable preferred stock and accretion of preferred stock redemption obligation	$14,033	$2,230

Common stock issued in acquisitions	$—	$2,868,287

Cash paid for interest	$172,437	$158,921

See accompanying notes to unaudited interim condensed consolidated financial statements.

XO Communications, Inc.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

      The interim condensed consolidated financial statements of XO Communications, Inc. and its wholly-owned and controlled subsidiaries (together with its predecessors, collectively referred to as the “Company” or “XO”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

      The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for interim periods. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Reporting Format

      Certain items related to prior periods have been reclassified to conform with the 2001 reporting format.

Long-Lived Assets

      Long-lived assets, including property and equipment, goodwill and identifiable intangible assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is determined by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. The Company believes that no such impairment existed as of June 30, 2001 and December 31, 2000.

      The Company’s estimates of anticipated net revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or competition. As a result, the carrying amount of long-lived assets could be reduced materially in the future.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 “Business Combinations,” (“SFAS No. 141”) which is effective for all business combinations completed after June 30, 2001 and supercedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations.” Under SFAS No. 141, companies will be required to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and the allocation of purchase price. Management does not believe SFAS No. 141 will have an immediate impact on the Company as we have no transactions pending subject to the statement.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which revises the accounting for purchased goodwill and intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets recorded at that date. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the amortization provisions of this statement. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The statement provides guidance on measuring goodwill and intangible asset impairments to include a discounted cash flow methodology. The initial impairment analysis of intangible assets recorded at December 15, 2001 (other than those acquired after June 30, 2001) must be completed by March 31, 2002 and goodwill impairment testing must be completed by June 30, 2002. Management is currently evaluating the impact of this statement on the Company’s results of operations and financial position. As of June 30, 2001, the carrying value of goodwill and other intangibles was $2,397.8 million and $208.9 million, respectively. Additionally, the Company has fixed wireless licenses with a carrying value of $981.2 million as of June 30, 2001.

2. ACQUISITIONS

      On June 16, 2000, the Company acquired Concentric Network Corporation (“Concentric”), a provider of high-speed DSL, web hosting, e-commerce, and other Internet and data transmission services. In the merger (the “Concentric Merger”), the Company issued shares of its Class A common stock, warrants, and options and assumed liabilities of Concentric. The aggregate value of this consideration was approximately $3.6 billion.

      The Concentric Merger was accounted for using the purchase method of accounting. The consideration and final adjusted purchase price allocation were as follows (dollars in thousands):

Stock issued	$2,542,356

Liabilities, warrants and options assumed	1,042,750

Consideration	$3,585,106

In-process research and development	$36,166

Fair value of intangible assets acquired	246,234

Fair value of tangible assets acquired	342,641

Goodwill	2,960,065

$3,585,106

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

3. LONG TERM OBLIGATIONS

      The Company and certain of its subsidiaries, as guarantors, entered into a $1.0 billion senior secured credit facility (the “Facility”) with various lenders in February 2000. The Facility is comprised of a $387.5 million senior secured multi-draw term loan A, a $225.0 million senior secured term loan B, and a $387.5 million revolving credit facility. In February 2001, the Company borrowed the remaining $237.5 million available under the term loan A. As of June 30, 2001, the Company had borrowed $612.5 million under the Facility consisting of the $387.5 million of the term loan A and $225.0 million of the term loan B. In July 2001, the Company borrowed $387.5 million on the revolving credit facility. Giving effect to that borrowing, the Company has fully drawn the $1.0 billion available under the Facility.

      The term loan A and the revolving credit facility mature on December 31, 2006, and the term loan B matures on June 30, 2007. In each case, the maturity dates are subject to acceleration to October 31, 2005 if the Company has not refinanced its 12 1/2% Senior Notes due 2006 by April 15, 2005. Amounts drawn under the revolving credit facility and the term loans bear interest, at the Company’s option, at the alternate base rate, as defined, or reserve-adjusted London Interbank Offered Rate (LIBOR) plus, in each case, applicable margins. As of June 30, 2001, the annualized weighted average interest rate applicable to outstanding borrowings under the Facility was 7.8%.

      In January 2001, the Company completed the issuance and sale of $517.5 million of 5 3/4% convertible subordinated notes due 2009 for proceeds, net of underwriting and other fees, totaling $503.3 million. Interest on the notes is payable on January 15 and July 15 of each year, beginning on July 15, 2001. The notes are unsecured obligations of the Company and are subordinated in right of payment to all other senior indebtedness of the Company. The notes are convertible at the option of the holders at any time prior to maturity into shares of Class A common stock at a conversion rate of 39.1484 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. The Company may terminate such conversion rights on or after January 18, 2003 if the current market price of its Class A common stock equals or exceeds 150%, on or prior to January 18,

2004, or 135% thereafter, of the $25.5438 implied conversion price for 20 days in a 30 consecutive day trading period. The notes are not redeemable prior to their maturity date of January 15, 2009.

      As of June 30, 2001, the Company was in compliance with all covenants under the Facility and the indentures under which its senior notes, senior discount notes and convertible subordinated notes were issued.

      In the third quarter of 2001, one of the Company’s subsidiaries affected cash purchases of certain long term obligations, including unsecured debt and preferred stock, at a substantial discount to their respective Face amounts which will result in an extraordinary gain.

4. PRIVATE EQUITY INVESTMENT

      On June 7, 2001, an investment fund controlled by Forstmann Little & Co. (“Forstmann Little”) invested $250.0 million of cash in the Company to provide additional funding for general corporate purposes. In exchange for the investment, the Company issued 50.0 million shares of its Class A common stock to the Forstmann Little fund and amended the terms of outstanding convertible preferred stock held by various Forstmann Little investment funds to reduce the share conversion price from $31.625 to $17.00 per share. The value of the Class A common stock issued at the date the investment closed was $157.5 million. The remaining $92.5 million, attributed to the convertible preferred stock amendment, was recorded as a credit to the preferred stock balance and is being amortized against the accretion of the preferred stock redemption obligation.

5. OPERATING SEGMENTS

Reportable Segments

      The Company operates its business as one communications segment. The Company’s communications segment includes all of its products and services including data, voice, integrated voice and data, and other services. These services have similar network operations and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that is divided into profit centers that are focused on geographic areas, or markets, within the United States, or that are focused on customers with a presence across geographical markets.

Products and Services

      The Company classifies its products and services revenues offered by its communications services segment into data services, voice services, integrated voice and data services, and other services (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Data services	$148,978	$48,424	$291,187	$76,174

Voice services	147,742	91,926	278,841	169,945

Integrated voice and data services	8,539	209	12,128	229

Other services	1,520	90	1,930	150

Total revenue	$306,779	$140,649	$584,086	$246,498

6. COMPREHENSIVE LOSS

      Comprehensive net loss applicable to common shares includes the Company’s net loss applicable to common shares, as well as changes in equity from other sources. The following table reflects the Company’s calculation of comprehensive loss applicable to common shares for the three and six months ended June 30, 2001 and 2000 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net loss applicable to common shares	$(500,722)	$(290,562)	$(983,274)	$(280,753)

Other comprehensive income:

Unrealized net holding gains (losses) and foreign currency translation adjustments arising during the period	8,925	(9,096)	14,479	102,049

Less: Net realized gains transferred to current period earnings	—	—	—	(258,023)

Comprehensive net loss applicable to common shares	$(491,797)	$(299,658)	$(968,795)	$(436,727)

      The Company’s change in other comprehensive loss includes unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments relating to the Company’s foreign operations. Net realized gains transferred to current period earnings in the six months ended June 30, 2000 include the sale of an equity investment which resulted in a realized gain of $225.1 million net of other costs associated therewith. This gain is recorded in other income (loss) in the accompanying consolidated statement of operations.

7. COMMITMENTS AND CONTINGENCIES

Inter-City Network Agreements

      In April 2001, the Company and Level 3 Communications, Inc. (“Level 3”) restructured their agreements pertaining to the Company’s purchase of fiber networks from Level 3 that are being constructed in North America and Europe. The Company and Level 3 agreed to cancel commitments relating to the previously announced purchase of the European metro and inter-city fiber networks from Level 3. Under the agreement (i) approximately $128 million in payments that were previously made to Level 3 for the European networks will be applied as a credit to reduce the remaining amounts payable by the Company to Level 3 under the North American inter-city fiber network agreement, (ii) the Company became a broadband transport customer of Level 3 and agreed to lease approximately $30 million of wavelength capacity on Level 3’s inter-city network in North America, and (iii) the Company will transfer to Level 3 approximately $60 million of inter-city transmission equipment to be applied toward the purchase of wavelength capacity, none of which had been delivered as of June 30, 2001. As a result of receiving these credits and making certain additional prepayments, the Company reclassified approximately $180 million from property and equipment to other current assets on the accompanying June 30, 2001 condensed consolidated balance sheet.

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

PART I. FINANCIAL INFORMATION

Item 1(b) Financial Statements

XO Capital, Inc.
Balance Sheets

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Receivable from XO Communications, Inc.	$100	$100

Shareholders’ Equity

Common stock, no par value, 1,000 shares authorized, issued and outstanding	$100	$100

XO Capital, Inc.
Notes to Balance Sheets
(Unaudited)

1. Organization and Description of Business

      XO Capital, Inc. (“XO Capital”) is a Washington corporation and a wholly owned subsidiary of XO Communications, Inc. (“XO”). XO Capital was formed for the sole purpose of obtaining financing from external sources and is a joint obligor on XO’s 12 1/2% Senior Notes due April 15, 2006. XO Capital was initially funded with a $100 contribution from XO and has had no operations to date. XO Capital’s sole source and repayment for the 12 1/2% Senior Notes will be from the operations of XO.

2. Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2000 of XO and XO Capital as filed with the Securities and Exchange Commission on April 2, 2001.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Since 1996, we have provided high-quality bundled local and long distance, as well as dedicated telecommunications services to the rapidly growing business market. We expanded our services through our acquisition of Concentric Network Corporation on June 16, 2000 to offer a complete, single source of communications services to our customers by combining our data and voice services. The data services we offer include Internet access, virtual private networks, high-capacity data network services including dedicated wavelength and Ethernet services, and hosting services.

      We believe that the increasing usage of both telephone service and new data application and information services will continue to increase demand for telecommunications capacity and for new communications services and applications. To serve our customers’ broad and expanding telecommunications needs, we have assembled a collection of metro and inter-city network assets in the United States that incorporate state-of-the-art fiber optic cable and transmission equipment and fixed wireless spectrum and related equipment, each of which is capable of carrying high volumes of data, voice, video and Internet traffic.

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

Recent Developments

      Inter-City Network Agreements

      In April 2001, we announced that we had agreed to cancel our plans to purchase European metro and inter-city fiber networks from Level 3 Communications, Inc. Under the agreement, approximately $128 million in payments that were previously made to Level 3 for the European networks will be applied as a credit to reduce the remaining amounts payable by us to Level 3 for our North American inter-city fiber network agreement. As a result of these transactions, we are suspending expansion of our European operations.

      In connection with the restructuring of our arrangements with Level 3, we have delayed the “lighting” of our North American inter-city network. In the meantime, we became a broadband transport customer of Level 3. We agreed to lease approximately $30 million of wavelength capacity on Level 3’s inter-city network in North America. In connection with this lease, we will transfer to Level 3 approximately $60 million of inter-city transmission equipment to be applied toward the purchase of wavelength capacity from Level 3, none of which had been delivered as of June 30, 2001. We will retain for future deployment the fibers and empty conduit that comprise our North American inter-city network purchased from Level 3.

      Private Equity Investment

      On June 7, 2001, an investment fund controlled by Forstmann Little & Co. invested $250.0 million of cash in XO to provide additional funding for general corporate purposes. In exchange for the investment, we issued 50.0 million shares of our Class A common stock to the Forstmann Little fund and amended the terms of outstanding convertible preferred stock held by various Forstmann Little investment funds to reduce the share conversion price from $31.625 to $17.00 per share.

Results of Operations

      Operating results for any period are not necessarily indicative of results for any future period. In June 2000, we completed the acquisition of Concentric which was accounted for using the purchase method of accounting, accordingly, the operating results of Concentric are included from the date of acquisition.

Operating Data

      The table below provides a summary of the key operating metrics we use to assess our operational performance:

	June 30,
			Year to Year	Dec. 31,	6 month
	2001	2000	% Change	2000	% Change

Operating data (a):

Route miles (b)	20,661	5,380	284.0%	13,493	53.1%

Fiber miles (c)	1,025,072	435,992	135.1%	748,604	36.9%

On-net buildings connected (d)	2,240	1,738	28.9%	1,947	15.0%

Off-net buildings connected (e)	69,859	43,264	61.5%	51,345	36.1%

Voice grade equivalents (in thousands) (f)	17,338	5,566	211.5%	11,211	54.7%

Customers (g)	96,707	74,051	30.6%	87,755	10.2%

Average monthly revenue per customer (h)	$1,031	$817	26.2%	$916	12.6%

Data centers operational	9	8	12.5%	8	12.5%

Employees	7,475	6,155	21.4%	7,400	1.0%

      We define certain business metrics used above as follows:

(a)	Operating data —Except as noted below, the operating data for all periods presented include the statistics of the Las Vegas network, which we control and in which we had a 40% membership interest as of June 30, 2001.

(b)	Route miles — The number of operational miles of the telecommunications path in which the leased or owned fiber optic cables are installed. These include metro and inter-city miles. The June 30, 2001 statistic gives effect to transactions announced with Level 3 on April 26, 2001.

(c)	Fiber miles — The number of operational route miles installed along a telecommunications path, multiplied by our estimate of the number of fibers along that path. These include metro and inter-city miles. The June 30, 2001 statistic gives effect to transactions announced with Level 3 on April 26, 2001.

(d)	On-net buildings connected — Buildings physically connected to our networks, excluding those connected by unbundled incumbent local exchange carrier facilities.

(e)	Off-net buildings connected — Buildings connected to our networks through leased or unbundled incumbent carrier facilities.

(f)	Voice grade equivalents — Voice grade equivalents, or VGEs, is a revenue-generating digital broadband equivalent of 64 kilobits per second, known as DS-0 level, the standard capacity of a voice grade line, and measures the network utilization of both our voice and data services.

(g)	Customers — The number of revenue-generating invoices within our billing systems. This statistic excludes Europe as well as consumer dial up and shared hosting accounts. Periods prior to June 2001 also exclude customers serviced over our network in the Las Vegas market.

(h)	Average monthly revenue per customer — This calculation excludes both the associated revenue and customer counts for Europe as well as consumer dial up and shared hosting accounts. Periods prior to June 2001 exclude customers serviced over our network in the Las Vegas market.

Comparison of Financial Results

      Three and Six Months Ended June 30, 2001 versus Three and Six Months Ended June 30, 2000

      Revenue. Revenue in the second quarter of 2001 increased 118.1% to $306.8 million from $140.6 million in the second quarter of 2000, and revenue for the six months ended June 30, 2001 increased 137.0% to $584.1 million from $246.5 million in the same period of 2000. These increases were primarily due to the increase in the number of our customers and continued penetration into existing markets. Our customer base grew 30.6% from 74,051 customers as of June 30, 2000 to 96,707 as of June 30, 2001. Also contributing to the revenue growth was a 26.2% increase in average monthly revenue per customer from $817 per customer for the quarter ended June 30, 2000 to $1,031 per customer for the quarter ended June 30, 2001. Based on current estimates, we believe that the trend of increasing revenue per customer will continue in future periods as we continue targeting larger business customers by enhancing existing product lines and focusing on broadening the base of service offerings with higher end services such as metro wavelength services, and managed firewall and virtual private network services. Expanding our sales mix to include larger enterprises and consequently achieving growth in revenue per customer is dependent upon our ability to provide high-bandwidth products and services over our networks. We have invested in equipment and facilities, including on-net and off-net buildings and data centers, in addition to our own fiber network. Network traffic, as measured by VGEs, increased 211.5% from 5.6 million as of June 30, 2000 to 17.3 million as of June 30, 2001.

      Revenue was earned from the provision of the following services (dollars in thousands):

	Three Months Ended June 30,

	2001	% of Total Revenue	2000	% of Total Revenue	% Change

Data services	$148,978	48.5%	$48,424	34.4%	207.7%

Voice services	147,742	48.2%	91,926	65.4%	60.7%

Integrated voice and data services	8,539	2.8%	209	0.1%	NM

Other services	1,520	0.5%	90	0.1%	NM

Total revenue	$306,779	100.0%	$140,649	100.0%	118.1%

	Six Months Ended June 30,

	2001	% of Total Revenue	2000	% of Total Revenue	% Change

Data services	$291,187	49.9%	$76,174	30.9%	282.3%

Voice services	278,841	47.7%	169,945	68.9%	64.1%

Integrated voice and data services	12,128	2.1%	229	0.1%	NM

Other services	1,930	0.3%	150	0.1%	NM

Total revenue	$584,086	100.0%	$246,498	100.0%	137.0%

*NM – Not Meaningful

      Data services revenue includes revenue from Internet access, network access and applications hosting services. Data services revenue in the second quarter of 2001 increased 207.7% to $149.0 million from $48.4 million in the second quarter of 2000, and for the six months ended June 30, 2001 it increased 282.3% to $291.2 million from $76.2 million in the same period of 2000. A primary contributor to this growth was our migration from a voice-centric to a more data-centric business, facilitated in large part by our acquisition of Concentric and the integration of its data products with our pre-existing services. Although data services revenue as a percentage of total revenue for the second quarter of 2001 declined slightly in comparison to the first quarter of 2001, over the long term, we expect data services revenue to grow as a percentage of total revenue, but at a slower pace than our historical trend. The anticipated increases, both in absolute dollars and as a percentage of revenue, are due to our targeting of larger enterprise customers, the broadening of our available data products and our increasing emphasis on the sale of data products, which generally yield higher margins than our voice products.

      Voice services revenue includes revenue from bundled local and long distance voice services, prepaid call processing, and other voice communications based services, including shared tenant services, interactive voice response and stand-alone long distance services. Voice services revenue in the second quarter of 2001 increased 60.7% to $147.7 million from $91.9 million in the second quarter of 2000, and for the six months ended June 30, 2001 it increased 64.1% to $278.8 million from $169.9 million in the second quarter of 2000. These increases were primarily due to the growth in the number of our customers to which we are providing bundled local and long distance services. We expect voice services revenue to continue to increase in absolute dollars over future periods as a result of anticipated growth in revenue from continued penetration of existing markets, but over time to decrease as a percentage of total revenue as we target growth in higher margin data services.

      Integrated voice and data services revenue, which was previously reported in other services, consists of bundled data and voice service offerings. Prior periods have been reclassified to conform with the 2001 reporting format. Integrated voice and data services revenue in the second quarter of 2001 increased to $8.5 million from $0.2 million in the second quarter of 2000, and for the six months ended June 30, 2001 it increased to $12.1 million from $0.2 million in the same period of 2000. The increase is attributable to the addition of bundled service packages to our product portfolio beginning in the second quarter of 2000. We anticipate that revenue from bundled services will increase in future periods both in absolute amounts and as a percentage of our total revenue as we add product enhancements, introduce new XOptions bundles and continue to penetrate existing markets.

      Costs and expenses. The table below provides expenses by classification and as a percentage of revenue. It also reflects the reporting of engineering and operations expenses in selling, operating and general expenses which was previously reported with cost of service. Prior periods have been reclassified to conform with the 2001 reporting format (dollars in thousands):

	Three Months Ended June 30,

	2001	% of Total Revenue	2000	% of Total Revenue	% Change

Costs and expenses:

Cost of service	$122,942	40.1%	$59,375	42.2%	107.1%

Sales, operating and general	254,569	83.0%	149,914	106.6%	69.8%

Stock-based compensation	9,316	3.0%	17,228	12.2%	(45.9%)

Depreciation	104,498	34.1%	40,869	29.1%	155.7%

Amortization	177,872	58.0%	35,542	25.3%	400.5%

In-process research and development	—	—	36,166	25.7%	—

Total	$669,197		$339,094		97.3%

	Six Months Ended June 30,

	2001	% of Total Revenue	2000	% of Total Revenue	% Change

Costs and expenses:

Cost of service	$237,836	40.7%	$106,366	43.2%	123.6%

Sales, operating and general	494,095	84.6%	271,913	110.3%	81.7%

Stock-based compensation	18,627	3.2%	26,213	10.6%	(28.9%)

Depreciation	199,684	34.2%	81,252	33.0%	145.8%

Amortization	354,510	60.7%	41,155	16.7%	761.4%

In-process research and development	—	—	36,166	14.7%	—

Total	$1,304,752		$563,065		131.7%

      Cost of service. Cost of service includes costs paid to third party providers for interconnect access and transport services. Cost of service in the second quarter of 2001 was $122.9 million compared to $59.4 million in the second quarter of 2000. For the six months ended June 30, 2001, cost of service was $237.8 million compared to $106.4 million in the same period of 2000. Cost of service for the three and six month periods in 2001 decreased as a percent of revenue compared to 2000 due to increased sales of higher margin products and increased on-net services. Cost of service in 2001 increased in absolute dollars on a period-over-period comparison due to the corresponding increase in revenue. Over the long term, we expect cost of service as a percentage of revenue to continue to decrease as our revenue shifts to a higher mix of data products which generally yield higher margins, and as we continue to migrate customers from more expensive leased transport capacity to our facilities-based networks.

      Selling, operating and general. Selling, operating and general expenses include expenses related to sales and marketing, network operations and engineering, information systems, and general corporate office functions. Selling, operating and general expenses in the second quarter of 2001 were $254.6 million compared to $149.9 million in the second quarter of 2000. For the six months ended June 30, 2001, selling, operating, and general expenses were $494.1 million compared to $271.9 million for the comparable period of 2000. Selling, operating and general expenses decreased as a percentage of revenue for both the three and six month periods in 2001 compared to 2000 due to continued efficiencies generated by the centralization of many functions. Approximately half of the period-over-period increase is due to an increase in sales, network operations and customer support headcount associated with the expansion of our business and the acquisition of Concentric. Other contributing factors include increases in network maintenance, office related and marketing expenses. Marketing costs increased due to additional advertising and marketing campaigns to support our new product offerings, such as XOptions, and brand awareness. We expect our selling, operating and general expenses to continue to increase in future periods in connection with our growth and expansion plans. However, we expect to continue to see a reduction of selling, operating and general expenses as a percentage of revenue due to the accelerated growth in anticipated revenue, cost efficiencies resulting from the centralization of key functions, realization of synergies from the Concentric merger, and our ongoing efforts to control these costs.

      Stock-based compensation. Stock-based compensation expense represents non-cash charges recorded in connection with the grant of compensatory stock options and restricted stock to employees and relates entirely to selling, operating, and general personnel. Compensation expense is recognized over the vesting periods of compensatory stock options based on the excess of the fair value of the common stock at the date of grant (determined by reference to the market price on that date) over the exercise price of the option. Stock-based compensation in the second quarter of 2001 decreased 45.9% to $9.3 million from $17.2 million in the second quarter of 2000. For the first half of 2001, stock-based compensation expense decreased 28.9% to $18.6 million from $26.2 million for the first half of 2000. The decrease in 2001 over the comparable periods in the prior year is due to the decrease in the amount of vested restricted stock issued to Concentric employees at the time of the merger in June 2000 compared to the amount that vested during 2001.

      Depreciation. We are constructing integrated end-to-end facilities-based networks in the United States, consisting of metro fiber network and fixed wireless connections. Our net property and equipment, which also reflects assets acquired from Concentric in June 2000, increased to $3,504.9 million as of June 30, 2001 versus $1,754.7 million as of June 30, 2000. As we launched and expanded services in new and existing markets, more assets were placed into service, which caused depreciation expense to increase to $104.5 million for the second quarter of 2001 from $40.9 million for the second quarter of 2000 and to $199.7 million for the first half of 2001 from $81.3 million in the first half of 2000. We expect depreciation expense to continue to increase as we place additional network assets into service.

      Amortization. Amortization expense includes amortization of goodwill, licenses and other intangibles. Amortization increased to $177.9 million for the second quarter of 2001 from $35.5 million in the second quarter of 2000, and it increased to $354.5 million for the first half of 2001 from $41.2 million for the first half of 2000. The increase is primarily due to the amortization of additional goodwill and intangible assets recorded as a result of the June 2000 Concentric acquisition.

      In-process research and development. As a result of the Concentric merger in June 2000, we incurred a $36.2 million one-time charge resulting from an allocation of the purchase price to in-process research and development. The allocation represents the estimated fair value based on risk-adjusted future cash flows of Concentric’s incomplete projects.

      Interest income. Interest income in the second quarter of 2001 decreased 52.7% to $21.8 million from $46.1 million in the second quarter of 2000. For the six months ended June 30, 2001, interest income decreased 37.3% to $56.9 million from $90.7 million in the first half of 2000. The decrease in interest income corresponds to the decrease in our average cash and investment balances.

      Interest expense. Interest expense in the second quarter of 2001 increased 7.9% to $115.8 million from $107.3 million in the second quarter of 2000. For the six months ended June 30, 2001, interest expense increased 8.7% to $234.4 million from $215.7 million in the first half of 2000. The increase in interest expense was primarily due to an increase in our average outstanding indebtedness over the respective periods resulting from our borrowings under our senior secured credit facility during 2000 and 2001, the issuance of $517.5 million of 5 3/4% convertible subordinated notes in January 2001, and the assumption of $150.0 million of debt in connection with our June 2000 acquisition of Concentric.

      Net Loss. Net loss in the second quarter of 2001 increased to $461.1 million from a net loss of $258.8 million in the second quarter of 2000, due to the foregoing factors. Net loss for the six months ended June 30, 2001 increased to $904.6 million from a net loss of $215.6 million during the same period of 2000, due to the foregoing factors. Our net loss would have been $440.7 million for the six months ended June 30, 2000 excluding a $225.1 million net gain on the sale of an equity investment in the first quarter of 2000.

      Net loss applicable to common shares. Net loss applicable to common shares represents net loss less preferred stock dividends and the accretion of the preferred stock redemption obligations. Net loss applicable to common shares in the second quarter of 2001 increased to $500.7 million from $290.6 million in the second quarter of 2000, and increased to $983.3 million for the six months ended June 30, 2001 from $280.8 million for the six months ended June 30, 2000. Preferred stock dividends increased during 2001 due to the issuance of $400.0 million of preferred stock to Forstmann Little in July 2000 and the assumption of $250.9 million of Concentric preferred stock as a result of the Concentric merger in June 2000. Our net loss applicable to common shares would have been $505.9 million for the six months ended June 30, 2000 excluding a $225.1 million net gain on the sale of an equity investment in the first quarter of 2000.

      EBITDA. EBITDA is not a generally accepted accounting principle measure but rather a measure employed by management to view operating results adjusted for major non-cash items. EBITDA, as defined by XO, represents operating loss adjusted for stock-based compensation, depreciation, amortization and in-process research and development write-offs. The table below summarizes EBITDA, both in amount and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2000		2001		2000

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

EBITDA	$(70,732)	(23.1%)	$(68,640)	(48.8%)	$(147,845)	(25.3%)	$(131,781)	(53.5%)

      EBITDA has been consistently improving as a percentage of revenue due to revenue growth and the decrease in cost of service and selling, operating and general expenses as a percentage of revenue as indicated above. In absolute dollars, our EBITDA loss has increased due to business expansion costs as discussed above.

Liquidity and Capital Resources

      Our business is capital-intensive and, as such, has required and will continue to require substantial capital investment. We build high capacity networks with broad market coverage, a strategy that initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize any revenue from them. These capital expenditures, together with the initial operating expenses, will continue to result in negative cash flows from operating and investing activities, unless and until we are able to establish an adequate customer base. We believe, however, that over the long-term this strategy will enhance our financial performance by increasing the traffic flow over our networks.

      Capital Uses

      During the first six months of 2001, net cash used in investing activities was $641.5 million. Our investment in property and equipment was $1,030.9 million and net proceeds from the sale of marketable securities was $498.2 million for the first half of 2001. Approximately 40% of our investment in property and equipment in the first half of 2001 was for the buildout of the inter-city network and approximately 8% was for the European operations. The remainder was spent on continued buildout of the local market infrastructure and operating systems. We expect that our capital expenditures for the second half of 2001 will be predominantly success-based. We continue to generate operating losses as we incur operating expenses while we expand and execute our business strategy. Our net operating activities used $311.6 million of cash during the first six months of 2001.

      We expect that our business will continue to require substantial amounts of cash to fund operations and capital expenditures relating to our existing and planned network development in 2001 and beyond. These funds are expected to relate to:

•	the purchase and installation of switches, routers, servers and other data-related equipment and related electronics in existing networks, for expansion of existing networks and in networks to be constructed or acquired in new markets;

•	the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks;

•	the development of our comprehensive information technology platform;

•	the purchase and installation of equipment associated with the deployment of fixed wireless services using our fixed wireless spectrum;

•	funding of the commitments to build and expand our North American metro and inter-city networks, our transatlantic capacity, and related expenses we expect to incur in building these networks;

•	the purchase and installation of equipment associated with deployment of digital subscriber line, or DSL, and other data services;

•	the funding of operating losses and working capital; and

•	possible expenditures associated with market expansions and potential acquisitions of businesses or assets.

      In July 2001, we filed a current report on Form 8-K in which we disclosed that we or our affiliates may, from time to time, acquire our senior notes, subordinated notes and preferred stock in open market or privately negotiated transactions. Certain of these transactions may involve the use of cash. In the third quarter of 2001, we effected cash purchases of certain of these securities at substantial discounts to their respective face amounts.

      Capital Resources

      We have funded our operating and investing activities to date through the issuance of various debt and equity offerings. In 2001, these included:

      Private Equity Investment. On June 7, 2001, an investment fund controlled by Forstmann Little invested $250.0 million in XO to provide additional funding for general corporate purposes. In exchange for the investment, we issued 50.0 million shares of our Class A common stock to the Forstmann Little fund and amended the terms of outstanding convertible preferred stock held by various Forstmann Little investment funds to reduce the share conversion price from $31.625 to $17.00 per share.

      Secured Credit Facility. We entered into a $1.0 billion senior secured credit facility with various lenders in February 2000. The facility is comprised of a $387.5 million senior secured multi-draw term loan A, a $225.0 million senior secured term loan B, and a $387.5 million revolving credit facility. In February 2001, we borrowed the remaining $237.5 million available under the term loan A. As of June 30, 2001, we had borrowed $612.5 million under the facility consisting of the $387.5 million of the term loan A and $225.0 million of the term loan B. In July 2001, we borrowed the remaining $387.5 million under the revolving credit facility.

      The term loan A and the revolving credit facility mature on December 31, 2006, and the term loan B matures on June 30, 2007. In each case, the maturity dates are subject to acceleration to October 31, 2005 if we do not refinance the 12 1/2% Senior Notes due 2006 by April 15, 2005. Amounts drawn under the revolving credit facility and the term loans bear interest, at the our option, at the alternate base rate, as defined, or reserve-adjusted London Interbank Offered Rate (LIBOR) plus, in each case, applicable margins. As of June 30, 2001, the annualized weighted average interest rate applicable to outstanding borrowings under the facility was 7.8%.

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

      Liquidity Assessment

      In April 2001, we announced that we had made modifications to our previously announced capital plans to reflect reduced capital expenditures associated with the amendments to agreements with Level 3 and changes in our domestic capital plans. There are three major components to these revisions:

•	we have suspended our plans for European expansion,

•	we have postponed the lighting of much of our domestic inter-city network and, for the time being, will lease inter-city wavelengths for most segments of this network, and

•	we are reducing some plans for expansion in our metro networks.

      These modifications significantly reduce future funding required to realize our business plan resulting in revised estimated capital expenditures for 2001 of $1,300 million to $1,500 million, reduced from our original estimate of $1,900 million to $2,100 million. We expect capital expenditures for 2001 to come in at the high end of this revised range. In addition, we estimate that our cash commitments for interest expense and preferred dividends for the year ended December 31, 2001 will be approximately $430 million based on our capital structure at June 30, 2001 and current applicable interest rates. Giving effect to the changes in our business plan, we estimate that the cash and marketable securities on hand as of June 30, 2001, the $387.5 million proceeds from our credit facility that we borrowed in July 2001 and expected funds generated from future operations, will be sufficient to fund debt service, operating expenses and other capital requirements into the first half of 2003. We estimate that we will need to raise between $500 million and $1,000 million in additional financing, primarily to fund future debt service, until such time we expect to generate cash from operations sufficient to satisfy debt service, operating expenses and other capital requirements. There can be no guarantee that such funds will be available, or on terms acceptable to us.

      In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” as of June 30, 2001, we have reviewed our expected future undiscounted cash flows excluding debt service and believe, based on this analysis, that we will recover the carrying value of our long-lived assets, including property and equipment, goodwill and identifiable intangible assets to be held and used. In the event that our anticipated revenues are reduced significantly due to changes in technology, regulation, available financing or competition, our estimated future cash flows may be revised, and our assessment of our ability to recover the carrying value of these assets may change.

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

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” or SFAS No. 141, which is effective for all business combinations completed after June 30, 2001 and supercedes Accounting Principles Board, or APB, Opinion No. 16, “Business Combinations.” Under SFAS No. 141, companies will be required to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and the allocation of purchase price. Management does not believe

SFAS No. 141 will have an immediate impact on the Company as we have no transactions pending subject to the statement.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, which revises the accounting for purchased goodwill and intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets recorded at that date. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the amortization provisions of this statement. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The statement provides guidance on measuring goodwill and intangible asset impairments to include a discounted cash flow methodology. The initial impairment analysis of intangible assets recorded at December 15, 2001 (other than those acquired after June 30, 2001) must be completed by March 31, 2002 and goodwill impairment testing must be completed by June 30, 2002. Management is currently evaluating the impact of this statement on the Company’s results of operations and financial position. As of June 30, 2001, the carrying value of goodwill and other intangibles was $2,397.8 million and $208.9 million, respectively. Additionally, we have fixed wireless licenses with a carrying value of $981.2 million as of June 30, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      We have financial obligations outstanding which expose us to interest rate risk including our redeemable preferred stock, senior and subordinated notes, and bank credit facilities. We do not have significant cash flow exposure to changing interest rates on the majority of our long-term debt and redeemable preferred stock because the interest and dividend rates of those securities are fixed. However, the estimated fair values of the fixed-rate debt and redeemable preferred stock are subject to market risk. We had $4,651.3 million in fixed rate debt, $1.0 billion in variable rate debt, which includes the $387.5 million borrowed in July 2001, and $2,240.9 million in fixed rate redeemable preferred stock as of June 30, 2001. We are not currently engaged in the use of off-balance sheet derivative financial instruments, including interest rate swap and collar agreements, to hedge or partially hedge interest rate exposure arising from changes in interest rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We are not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of business.

Item 2. Changes in Securities and Use of Proceeds

      On June 7, 2001, we completed an investment by an investment fund controlled by Forstmann Little & Co. of $250.0 million in cash. In exchange for the investment, we issued 50.0 million shares of our Class A common stock to the Forstmann Little fund and amended the terms of our Series C Cumulative Convertible Participating Preferred Stock, Series D Convertible Participating Preferred Stock, Series G Cumulative Convertible Participating Preferred Stock and Series H Convertible Participating Preferred Stock. In each case, the certificate of designation for the series of preferred stock was amended to reduce the share conversion price for the series from $31.625 to $17.00 per share. The offer and sale of the shares of Class A Common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act as transactions not involving any public offering.

      The initial public offering (IPO) of our Class A common stock was completed in October 1997, pursuant to a registration statement on Form S-1 (File No. 333-32001) filed with the Securities and Exchange Commission that become effective on September 26, 1997. The net proceeds we received from the offering totaled approximately

$226.8 million. As of June 30, 2001, proceeds from the IPO remain available for future network build out and working capital requirements.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Stockholders

      The Company held its annual meeting of stockholders on May 30, 2001. The following matters were voted upon at the meeting:

      Proposal 1: The following directors were elected by the holders of Class A and Class B common stock, voting together as a single class:

Nominee	Votes For	Votes Withheld

Daniel F. Akerson	1,270,489,593	10,161,243

Nathaniel A. Davis	1,270,501,969	10,148,867

Joseph L. Cole	1,279,573,246	1,077,590

Nicolas Kauser	1,279,738,596	912,240

Craig O. McCaw	1,269,290,643	11,360,193

Sharon L. Nelson	1,279,224,018	1,426,818

Henry R. Nothhaft	1,279,738,046	912,790

Jeffrey S. Raikes	1,279,739,096	911,740

Peter C. Waal	1,279,388,788	1,262,048

Dennis M. Weibling	1,279,576,096	1,074,740

      As provided in the terms of the Series C cumulative convertible participating preferred stock, the holders of the Series C preferred stock are entitled to elect one director nominated by the holders of the Series C preferred stock. Currently, there is a vacancy on our Board that may be filled only by a nominee elected by the holders of our series C preferred stock. The series C preferred stockholders did not provide a nominee for election at the Annual Meeting, but have the right to fill the vacancy at any time. As provided in the terms of the Series D convertible participating preferred stock, the holders of the Series D preferred stock are entitled to elect one director nominated by the holders of the Series D preferred stock. The holders of the Series D preferred stock nominated for director and cast all 265,625 votes for Sandra J. Horbach.

      Proposal 2: The stockholders approved the following amendments to the XO Communications, Inc. Stock Option Plan to:

•	increase by 10,000,000 the number of shares that may be issued under the plan, increasing the maximum number of shares authorized for issuance under the plan to 113,000,000; and

•	permit us to award restricted stock to eligible individuals under the plan in amounts determined by the Compensation Committee of our Board of Directors.

      Approval of the proposal required the affirmative vote of a majority of the votes present in person or by proxy of our class A and class B common stock and our series C, series D, series G and series H preferred stock, voting together as a single class, with 1,216,383,651 votes for, 103,490,986 against, and 301,440 abstentions.

      Proposal 3: The stockholders ratified the appointment of Arthur Andersen LLP as independent auditors to audit our consolidated financial statements for the fiscal year ending December 31, 2001. Approval of the proposal required the affirmative vote of a majority of the votes present in person or by proxy of our class A and class B common stock and our series C, series D, series G and series H preferred stock, voting together as a single class, with 1,319,293,328 votes for, 736,715 against, and 146,483 abstentions.

Action by Written Consent of Majority Stockholders

      Effective April 25, 2001, our board of directors unanimously authorized, subject to approval by the stockholders, an amendment to our certificate of incorporation to reduce the conversion price of the shares of our Series C Cumulative Convertible Participating Preferred Stock, Series D Convertible Participating Preferred Stock, Series G Cumulative Convertible Participating Preferred Stock and Series H Convertible Participating Preferred Stock from $31.625 to $17.00 and make certain other changes. Following the board’s action, three stockholders, Eagle River Investments, LLC, Craig O. McCaw and Wendy P. McCaw, that together hold shares of our common stock with a majority of the voting power attributable to all shares of our outstanding capital stock entitled to vote, approved the amendment. The proposed amendment to our certificate of incorporation was made in connection with an additional investment by Forstmann Little. Forstmann Little, as the holder of all of the shares of convertible preferred stock affected by the amendment, also consented to the amendment. Because we are a corporation organized under the laws of the State of Delaware, our stockholders may take action by written consent without a meeting. The Board did not solicit any proxies or consents from any other stockholders in connection with this action. The amendments became effective 20 days after May 14, 2001, the date on which we mailed an information statement describing the amendments to stockholders of XO, in accordance with rules of the Securities and Exchange Commission.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amended and Restated Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series C Cumulative Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof

3.2	Amended and Restated Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series D Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof

3.3	Amended and Restated Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series G Cumulative Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof

3.4	Amended and Restated Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series H Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof

10.1	Second Amended and Restated Registration Rights Agreement dated as of June 5, 2000, between XO Communications, Inc. and the purchasers listed on the signature pages thereto, relating to Class A common stock issuable upon conversion of Series C, Series D, Series G and Series H convertible preferred stock

(b) Reports on Form 8-K

(1)	Current report on Form 8-K, dated April 30, 2001, reporting under Item 5 the agreement by Forstmann Little & Co. to make an additional investment in XO Communications, Inc.

(2)	Current Report on Form 8-K dated July 6, 2001, reporting under Item 5 that the Company may purchase its outstanding Senior Notes, Subordinated Notes and Preferred Stock from time to time.

(3)	Current Report on Form 8-K dated July 19, 2001, reporting under Item 2 an updated unaudited pro forma condensed combined statement of operations for the year ended December 31, 2000 giving effect to the Concentric Network Corporation merger as if it occurred January 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: August 13, 2001	By: /s/ Wayne M. Rehberger Wayne M. Rehberger Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

XO Capital, Inc.

Date: August 13, 2001	By: /s/ Wayne M. Rehberger Wayne M. Rehberger Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No	Description of Exhibit

3.1	Amended and Restated Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series C Cumulative Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof

3.2	Amended and Restated Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series D Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof

3.3	Amended and Restated Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series G Cumulative Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof

3.4	Amended and Restated Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series H Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof

10.1	Second Amended and Restated Registration Rights Agreement dated as of June 5, 2000, between XO Communications, Inc. and the purchasers listed on the signature pages thereto, relating to Class A common stock issuable upon conversion of Series C, Series D, Series G and Series H convertible preferred stock