Form 10-Q
period 2001-09-30
XO COMMUNICATIONS INC
filed 2001-11-14
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

As of November 8, 2001, the number of shares of Class A and Class B common stock of XO Communications, Inc. issued and outstanding was 329,963,440 and 104,875,646, respectively, and there were 1,000 shares of common stock of XO Capital, Inc. issued and outstanding, all of which 1,000 shares were held by XO Communications, Inc.

XO Capital, Inc. meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

XO Communications, Inc.

XO Capital, Inc.

PART I. FINANCIAL INFORMATION

Item 1(a) Financial Statements

XO Communications, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except for share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS Current assets:
Cash and cash equivalents	$454,114	$493,004
Marketable securities	576,726	1,367,959
Accounts receivable, net of allowance for doubtful accounts of $29,121 and $20,999, respectively	221,603	181,309
Other current assets	143,356	71,536
Pledged securities	16,962	17,415

Total current assets	1,412,761	2,131,223
Property and equipment, net	3,734,740	2,794,105
Fixed wireless licenses, net	972,979	997,333
Goodwill and other intangibles, net	2,460,145	2,914,876
Other assets, net	158,634	247,838

Total assets	$8,739,259	$9,085,375

LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:
Accounts payable	$130,994	$357,451
Accrued liabilities	380,414	279,534
Accrued interest payable	99,145	46,018
Current portion of capital lease obligations	22,712	24,820

Total current liabilities	633,265	707,823
Long-term debt	5,111,210	4,396,596
Other long-term liabilities	139,546	45,539

Total liabilities	5,884,021	5,149,958
Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized: 8,048,068 and 13,189,227 shares issued and outstanding on September 30, 2001 and December 31, 2000, respectively; aggregate liquidation preference of $1,700,338 and $2,100,093 on September 30, 2001 and December 31, 2000, respectively	1,790,827	2,097,016
Commitments and contingencies Stockholders’ equity:
Common Stock, par value $0.02 per share, stated at amounts paid in Class A, 1,000,000,000 shares authorized: 324,843,757 and 262,010,715 shares issued and outstanding on September 30, 2001 and December 31, 2000, respectively; Class B, 120,000,000 shares authorized: 105,414,226 shares issued and outstanding on September 30, 2001 and December 31, 2000, respectively	4,593,929	4,392,646
Deferred compensation	(46,745)	(72,050)
Accumulated other comprehensive income (loss)	16,407	(17,041)
Accumulated deficit	(3,499,180)	(2,465,154)

Total stockholders’ equity	1,064,411	1,838,401

Total liabilities and stockholders’ equity	$8,739,259	$9,085,375

See accompanying notes to the unaudited interim condensed consolidated financial statements.

XO Communications, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except for share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$331,478	$224,255	$915,564	$470,753
Costs and expenses:
Cost of service	138,100	92,356	375,936	198,722
Selling, operating, and general (excludes stock-based compensation)	246,864	220,832	740,959	492,745
Stock-based compensation	9,230	13,396	27,857	39,609
Depreciation	116,489	58,732	316,173	139,984
Amortization	178,943	175,633	533,453	216,788
Restructuring charge	189,137	—	189,137	—
In-process research and development	—	—	—	36,166

Total costs and expenses	878,763	560,949	2,183,515	1,124,014

Loss from operations	(547,285)	(336,694)	(1,267,951)	(653,261)
Interest income	15,041	50,667	71,920	141,347
Interest expense, net	(115,804)	(108,893)	(350,236)	(324,557)
Other income (loss), net	(86,607)	738	(93,015)	226,735

Net loss before extraordinary item	$(734,655)	$(394,182)	$(1,639,282)	$(609,736)

Extraordinary gain on early extinguishments of debt, net	335,738	—	335,738	—

Net loss	$(398,917)	$(394,182)	$(1,303,544)	$(609,736)

Gain on repurchases of preferred stock, net	376,879	—	376,879	—
Preferred stock dividends and accretion of preferred stock redemption obligation, net	(28,714)	(42,306)	(107,361)	(107,505)

Net loss applicable to common shares	$(50,752)	$(436,488)	$(1,034,026)	$(717,241)

Net loss per common share (basic and diluted):
Net loss before extraordinary item	$(1.71)	$(1.09)	$(4.17)	$(1.98)
Extraordinary gain on early extinguishments of debt, net	0.78	—	0.85	—
Gain on repurchases of preferred stock, net	0.88	—	0.96	—
Preferred stock dividends and accretion of preferred stock redemption obligation, net	(0.07)	(0.11)	(0.27)	(0.35)

Net loss per common share (basic and diluted)	$(0.12)	$(1.20)	$(2.63)	$(2.33)

Weighted average shares (basic and diluted)	428,730,311	362,802,391	392,916,237	307,774,101

See accompanying notes to the unaudited interim condensed consolidated financial statements.

XO Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

OPERATING ACTIVITIES:
Net loss	$(1,303,544)	$(609,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	849,626	356,772
Stock-based compensation	27,857	39,609
Restructuring charge	188,033	—
In-process research and development write-off	—	36,166
Net losses (gains) on investments	90,197	(226,539)
Accretion of interest on senior notes	100,508	87,608
Extraordinary gain on early extinguishments of debt, net	(335,738)	—
Changes in assets and liabilities:
Accounts receivable	(45,220)	(47,540)
Other assets	(79,873)	(4,450)
Accounts payable	(10,441)	37,621
Accrued liabilities	70,021	99,311

Net cash used in operating activities	(448,574)	(231,178)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,299,365)	(853,710)
Prepayment for network assets	(120,800)	—
Payments to acquire fixed wireless licenses	(206)	(34,038)
Net releases of pledged securities	150	24,335
Net sales (purchases) of marketable securities	803,252	(646,774)
Proceeds from sale of investments	17,385	245,112
Cash (paid for) acquired in acquisitions	(25,203)	46,940
Investments in unconsolidated affiliates	(8,060)	(53,913)

Net cash used in investing activities	(632,847)	(1,272,048)
FINANCING ACTIVITIES:
Net proceeds from issuance of redeemable preferred stock	—	1,248,901
Borrowings under credit facility	625,000	375,000
Proceeds from issuance of subordinated convertible notes	517,500	—
Proceeds from equity investment, net	248,657	—
Proceeds from issuance of common stock under employee benefit plans	27,209	65,967
Repurchase of senior notes	(199,972)	—
Repurchase of redeemable preferred stock	(88,424)	—
Repayment of capital lease obligations	(34,916)	(14,452)
Dividends paid on convertible preferred stock	(40,334)	(36,749)
Costs incurred in connection with financing activities	(14,200)	(17,100)

Net cash provided by financing activities	1,040,520	1,621,567

Effect of exchange rate changes on cash	2,011	(1,277)
Net (decrease) increase in cash and cash equivalents	(38,890)	117,064
Cash and cash equivalents, beginning of period	493,004	868,463

Cash and cash equivalents, end of period	$454,114	$985,527

— Continued —

XO Communications, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

SUPPLEMENTAL DATA:
Non-cash financing and investing activities:
Redeemable preferred stock dividends, paid in shares of redeemable preferred stock	$50,830	$52,496
Accrued redeemable preferred stock dividends, payable in shares of redeemable preferred stock	6,484	13,232
Common stock issued in acquisitions	14,100	3,032,849
Prepayment applied toward accepted network assets	69,337	—
Assumption of liabilities in acquisitions	8,677	594,646
Cash paid for interest	232,356	186,014

See accompanying notes to the unaudited interim condensed consolidated financial statements.

XO Communications, Inc.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

     The interim condensed consolidated financial statements of XO Communications, Inc. and its wholly-owned and controlled subsidiaries (together with its predecessors, collectively referred to as the “Company” or “XO”) are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial statements and with the Securities and Exchange Commission’s (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2000 as filed with the Commission on April 2, 2001.

     The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments, except as noted elsewhere in the notes to the interim condensed consolidated financial statements) which, in the opinion of management, are necessary for a fair presentation of the results for interim periods. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Reporting Format

     Certain items related to prior periods have been reclassified to conform to the 2001 reporting format.

Long-Lived Assets

     Long-lived assets, including property and equipment, goodwill and identifiable intangible assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is determined by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. The Company believes that no such impairment existed as of September 30, 2001 or December 31, 2000.

     In the event that the Company’s expected future undiscounted cash flows are reduced significantly due to reductions in demand for the Company’s services, changes in its customers’ financial positions, technology, or regulation, the lack of available financing or increased competition, the Company’s assessment of its ability to recover the carrying value of these assets would change. The Company’s assessment would also be affected by changes in the planned use of such long-term assets and impacts from any restructuring of the Company’s consolidated balance sheet discussed further in Note 10 to the condensed consolidated financial statements.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS No. 141”) which is effective for all business combinations completed after June 30, 2001 and supercedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations.” Under SFAS No. 141, companies will be required to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and the allocation of purchase price. Management does not believe the adoption of SFAS No. 141 will have a material effect on the Company’s results of operations and financial position.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which revises the accounting for purchased goodwill and intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets recorded at that date. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the amortization provisions of this statement. Under

SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The statement provides guidance on measuring goodwill and intangible asset impairments to include a discounted cash flow methodology. The initial impairment analysis of intangible assets recorded at December 15, 2001 (other than those acquired after June 30, 2001) must be completed by March 31, 2002 and goodwill impairment testing must be completed by June 30, 2002. Management is currently evaluating the impact of this statement on the Company’s results of operations and financial position. As of September 30, 2001, the net carrying value of goodwill and other intangibles was $2,460.1 million. Additionally, the Company has fixed wireless licenses with a net carrying value of $973.0 million as of September 30, 2001. The Company is currently evaluating whether these licenses have an indefinite useful life.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, SFAS No. 143 requires the liability to be recognized when a reasonable estimate of the fair value can be made. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a material effect on the Company’s results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of SFAS No. 144 will have a material effect on the Company’s results of operations and financial position.

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

3. INVESTMENTS

     The Company regularly reviews its investment portfolio, which consists of both publicly traded and privately held companies, to determine if any declines in value of those investments are other than temporary. With respect to investments in privately held companies, the Company reviews historical and forecasted financial information as well as the market performance of comparable publicly traded companies. The Company assesses whether declines in the value of its investments in publicly traded companies, measured by comparison of the current market price of the securities to the historical cost of the Company’s investment, are considered to be other than temporary based on (1) the length of time historical cost exceeds fair market value, (2) the Company’s assessment of the financial condition and the near term prospects of the investee companies, and (3) the Company’s intent with respect to the investments.

     During the year, the slowing economy has had a negative impact on the equity value of companies in the telecommunications sector. In light of these circumstances and based on the results of the reviews described above, the Company recorded an $87.0 million other than temporary impairment charge in other income (loss) for the three and nine months ended September 30, 2001 with respect to its investments in public and private equity investments that had a carrying value of $91.8 million.

4. LONG TERM OBLIGATIONS

     During the third quarter of 2001, in a series of transactions, a subsidiary of the Company paid $200.0 million to repurchase $547.3 million of the outstanding principal of certain series of Senior Notes at a substantial discount to their respective face values. As a result of these transactions, the Company recognized an extraordinary gain of $335.7 million, net of unamortized financing costs. The table below summarizes the impact on the affected Senior Notes as a result of these transactions (dollars in thousands):

	Face Value at	Principal Amounts	Sept. 30, 2001
	Stated Maturity	Repurchased	Carrying Value

Senior Notes, 10 1/2%, due December 1, 2009	$400,000	$100,170	$299,830
Senior Notes, 10 3/4%, due June 1, 2009	675,000	72,927	602,073
Senior Notes, 10 3/4%, due November 15, 2008	500,000	105,850	394,150
Senior Notes, 9%, due March 15, 2008 (1)	335,000	111,393	223,171
Senior Notes, 12 3/4%, due December 15, 2007 (1)	149,400	43,500	121,157
Senior Notes, 9 5/8%, due October 1, 2007	400,000	89,627	310,373
Senior Notes, 12 1/2%, due April 15, 2006	350,000	23,835	326,165

	$2,809,400	$547,302	$2,276,919

(1)	These senior notes were issued at a discount or premium.

     The Company and certain of its subsidiaries, as guarantors, entered into a $1.0 billion senior secured credit facility (the “Facility”) with various lenders in February 2000, all of which is outstanding as of September 30, 2001. Amounts drawn under the Facility bear interest, at the Company’s option, at the alternate base rate, as defined, or reserve-adjusted London Interbank Offered Rate (LIBOR) plus, in each case, applicable margins. As of September 30, 2001, the annualized weighted average interest rate applicable to outstanding borrowings under the Facility was 6.5%. The Facility limits additional indebtedness, dividend payments and certain investments and transactions and contains certain covenants with respect to minimum revenue requirements and fixed charges and leverage ratios. As of September 30, 2001, the Company was in compliance with all covenants under the Facility and the indentures under which its senior notes, senior discount notes and convertible subordinated notes were issued.

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

5. EQUITY

Redeemable Preferred Stock

     During the third quarter of 2001, in a series of transactions, a subsidiary of the Company paid $88.4 million to repurchase $301.6 million in liquidation preference of its 14% Series A Senior Exchangeable

Redeemable Preferred Shares and $171.0 million in liquidation preference of its 13 1/2% Series E Senior Redeemable Exchangeable Preferred Stock at a substantial discount to their respective carrying amounts. As a result of these transactions, the Company recognized a gain of $376.9 million, net of unamortized financing costs. The table below summarizes the impact on the affected redeemable preferred stock as a result of these transactions (dollars in thousands):

			Shares Issued		Aggregate Liquidation
	Carrying Value as of		& Outstanding as of		Preferences as of

	Sept. 30, 2001	Dec. 31, 2000	Sept. 30, 2001	Dec. 31, 2000	Sept. 30, 2001	Dec. 31, 2000

14% Series A Senior Exchangeable
Redeemable Preferred Shares	$231,011	$481,375	4,559,026	9,552,785	$227,951	$477,639
13 1/2% Series E Senior Redeemable
Exchangeable Preferred Stock	57,477	206,220	58,121	208,469	58,121	210,815

	$288,488	$687,595	4,617,147	9,761,254	$286,072	$688,454

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

6. RESTRUCTURING CHARGE

     During the third quarter of 2001, the Company implemented plans to restructure certain of its business operations. This restructuring plan includes reducing the Company’s discretionary spending, capital expenditures and workforce based on its assessment of current and future market conditions. As a result of the formalized plan, the Company recorded $189.1 million of estimated restructuring charges during the three and nine months ended September 30, 2001.

     The consolidation and exiting of facility leases resulted in $134.4 million of the restructuring charge. Due to the Company’s reduced expansion plans, it is selling or abandoning certain fixed assets. Consequently, the restructuring charge includes a $53.1 million write down for the excess of the carrying value of those assets over their fair value. As part of its plan to restructure its business operations, during the 2001 fourth quarter, management notified employees that the Company would reduce its workforce by approximately 700 employees. Accordingly, the resulting severance expense, estimated to be approximately $6.5 million, will be recorded in the fourth quarter of 2001. The employment of the majority of the notified employees will terminate by the end of 2001.

7. OPERATING SEGMENTS

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

Products and Services

     The Company classifies its products and services revenues offered by its communications services segment into data services, voice services, integrated voice and data services, and other services (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Data Services	$152,679	$117,940	$443,866	$194,114
Voice services	161,546	103,943	440,387	273,888
Integrated voice and data services	16,386	713	28,514	942
Other services	867	1,659	2,797	1,809

Total revenue	$331,478	$224,255	$915,564	$470,753

8. COMPREHENSIVE LOSS

     Comprehensive net loss applicable to common shares includes the Company’s net loss applicable to common shares, as well as changes in equity from other sources. The following table reflects the Company’s calculation of comprehensive loss applicable to common shares for the three and nine months ended September 30, 2001 and 2000 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss applicable to common shares	$(50,752)	$(436,488)	$(1,034,026)	$(717,241)
Other comprehensive income (loss):
Unrealized net holding gains (losses) and foreign currency translation adjustments arising during the period	14,078	(50,325)	28,557	51,724
Less: Net realized gains (losses) transferred to current period earnings	4,891	—	4,891	(258,023)

Comprehensive net loss applicable to common shares	$(31,783)	$(486,813)	$(1,000,578)	$(923,540)

     The Company’s change in other comprehensive loss includes unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments relating to the Company’s foreign operations. Net realized gains transferred to current period earnings in the nine months ended September 30, 2000 include the sale of an equity investment, which resulted in a net realized gain of $225.1 million. Net realized gains and losses are recorded in other income (loss) on the accompanying interim condensed consolidated statement of operations when transferred to current period earnings.

9. RELATED PARTY TRANSACTIONS

     In July 2001, the Company executed a multi-year agreement with Nextel Communications, Inc. (“Nextel”) pursuant to which XO will provide Nextel telecommunications services with an estimated value of $100 million. Members of the Company’s board of directors also serve on the board of directors of Nextel. One of these members, Craig O. McCaw, along with his affiliates, hold a controlling voting interest in the Company and hold certain management rights related to their investment in Nextel. Prior to entering the agreement with Nextel, the Company participated in a competitive proposal process initiated by Nextel which included numerous national telecommunications providers. Therefore, in management’s opinion, the agreement with Nextel was consummated in the normal course of operations with terms that were negotiated as part of an arm’s-length transaction. The revenue recognized for services performed under the Nextel Agreement is not material for the three and nine month periods ended September 30, 2001.

10. COMMITMENTS AND CONTINGENCIES

Inter-City Network Agreements

     In April 2001, the Company and Level 3 Communications, Inc. (“Level 3”) restructured agreements pertaining to the Company’s purchase of fiber networks from Level 3 that are being constructed in North America and Europe. The Company and Level 3 agreed to cancel commitments relating to the previously announced purchase of the European metro and inter-city fiber networks from Level 3. Under the agreement (i) approximately $128 million in payments that were previously made to Level 3 for the European networks (the “European Credit”) has been applied as a credit to reduce the remaining amounts payable by the Company to Level 3 under the North American inter-city fiber network agreement, (ii) the Company prepaid $120.8 million (the “Prepayment Credit”) to be applied against future amounts due to Level 3 for the North American inter-city network, (iii) the Company transferred to Level 3 $51.4 million of inter-city transmission equipment (the “Equipment Credit”) to be applied toward the purchase of wavelength capacity on Level 3’s inter-city network in North America and Europe. As of September 30, 2001, the Company had (i) fully utilized the European Credit, (ii) utilized $69.3 million of the Prepayment Credit, and (iii) utilized $50.3 million of the Equipment Credit for wavelength capacity.

Contingencies

     Beginning in the second half of 2000 and continuing into 2001, the market value of debt and equity securities issued by technology and telecommunications companies has declined sharply. A general economic downturn in 2001, pricing pressures in the long-distance market resulting from oversupply of capacity in certain routes and the September 11th terrorist attacks in New York and Washington D.C. have resulted in a continuation of this trend, making it extremely difficult for companies like XO to raise additional funds in the public markets. In light of these market conditions and its funding needs, the Company has taken steps to conserve cash-on-hand and to evaluate strategic alternatives that may be implemented to attract potential investors and position the Company to obtain additional funding. During 2001, the Company has restructured certain operations to reduce its operating expenses, repurchased certain senior notes and preferred shares to reduce its interest and dividend payments and reduced its capital expansion plan by amending agreements with Level 3 to decrease its capital expenditures.

     These cost savings and capital expenditure reductions are partially offset by the $288.4 million in cash expended in the third quarter of 2001 to repurchase certain senior notes and preferred stock. Taking the net impact of these initiatives into account, management estimates that the Company’s cash and marketable securities on hand as of September 30, 2001 will be sufficient to fund scheduled debt service and preferred dividend payments on its currently outstanding debt and securities, operating expenses and capital expenditures into the second half of 2002.

     Consequently, the Company needs to raise substantial additional capital in order to fund its operations until the time when it expects to generate cash from operations sufficient to satisfy debt service, operating expenses and other capital requirements. The Company has engaged Houlihan Lokey Howard & Zukin Capital as financial advisors to assist the Company in developing and implementing a strategy to restructure its balance sheet to enable it to attract such additional capital. Based on current market conditions, the Company anticipates that any balance sheet restructuring implemented to attract additional capital may entail a significant conversion of the Company’s indebtedness and preferred stock into common equity. Given the current trading prices of the Company’s securities, it is likely that any such conversion and any new equity investment would result in a substantial dilution to XO’s current equity holders’ interest in the Company, which could substantially impair the value of that interest. There can be no assurance that the Company will be successful in restructuring its balance sheet, or that such additional capital will be available, or, if available, will be on acceptable terms.

     The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

PART I.   FINANCIAL INFORMATION

Item 1(b)   Financial Statements

XO Capital, Inc.
Balance Sheets

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets Receivable from XO Communications, Inc.	$100	$100

Shareholders’ Equity Common stock, no par value, 1,000 shares authorized, issued and outstanding	$100	$100

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

PART I.   FINANCIAL INFORMATION

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since 1996, we have provided high-quality bundled local and long distance, as well as dedicated telecommunications services to the growing business market. We expanded our services through our acquisition of Concentric Network Corporation on June 16, 2000 to offer a complete, single source of communications services to our customers by combining our data and voice services. The data services we offer include Internet access, virtual private networks, high-capacity data network services including dedicated wavelength and Ethernet services, and hosting services.

     We believe that the increasing usage of both telephone service and new data application and information services will continue to increase demand for telecommunications capacity and new communications services and applications. To serve our customers’ broad and expanding telecommunications needs, we have assembled a collection of metro and inter-city network assets in the United States that incorporate state-of-the-art fiber optic cable and transmission equipment and fixed wireless spectrum and related equipment, each of which is capable of carrying high volumes of data, voice, video and Internet traffic.

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

Recent Transactions and Developments

     Restructuring Charge

     During the third quarter of 2001, we implemented plans to restructure certain of our business operations. This restructuring plan includes reducing our discretionary spending, capital expenditures and workforce based on our assessment of current and future market conditions. As a result of the formalized plan, we recorded $189.1 million of estimated restructuring charges during the three and nine months ended September 30, 2001.

     The consolidation and exiting of facility leases resulted in $134.4 million of the restructuring charge. Due to our reduced expansion plans, we are selling or abandoning certain excess fixed assets. Consequently, the restructuring charge includes a $53.1 million write down for the excess of the carrying value of those assets over their fair value. As part of our plan to restructure our business operations, during the 2001 fourth quarter, management notified employees that we would reduce our workforce by approximately 700 employees. Accordingly, the resulting severance expense, estimated to be approximately $6.5 million, will be recorded in the fourth quarter of 2001. The employment of the majority of the notified employees will terminate by the end of 2001.

     Repurchase of Senior Notes and Redeemable Preferred Stock

     During the third quarter of 2001, in a series of transactions, we paid $200.0 million to repurchase $547.3 million of various series of our Senior Notes. As a result of these transactions, we recognized an extraordinary gain of $335.7 million, net of unamortized financing costs. Also, during the third quarter of 2001, in a series of transactions, we paid $88.4 million to repurchase $301.6 million in liquidation preference of our 14% Series A Senior Exchangeable Redeemable Preferred Shares and $171.0 million in liquidation preference of our 13 1/2% Series E Senior Redeemable Exchangeable Preferred Stock. As a result of these transactions, we recognized a gain of $376.9 million net of unamortized financing costs.

     Private Equity Investment

     On June 7, 2001, an investment fund controlled by Forstmann Little & Co. (“Forstmann Little”) invested $250.0 million of cash in XO to provide additional funding for general corporate purposes. In exchange for the investment, we issued 50.0 million shares of our Class A common stock to the Forstmann Little fund and amended the terms of our outstanding convertible preferred stock held by various Forstmann Little investment funds to reduce the share conversion price from $31.625 to $17.00 per share. The value of the Class A common stock issued at the date the investment closed was $157.5 million. The remaining $92.5 million, attributed to the convertible preferred stock amendment, was recorded as a credit to the preferred stock balance and is being amortized against the accretion of the preferred stock redemption obligation.

     Inter-City Network Agreements

     In April 2001, XO and Level 3 Communications, Inc. restructured agreements pertaining to our purchase of fiber networks from Level 3 that are being constructed in North America and Europe. XO and Level 3 agreed to cancel commitments relating to the previously announced purchase of the European metro and inter-city fiber networks from Level 3. Under the agreement (i) approximately $128 million in payments that were previously made to Level 3 for the European networks have been applied as a credit to reduce the remaining amounts payable by us to Level 3 under the North American inter-city fiber network agreement, (ii) we prepaid $120.8 million for future amounts due to Level 3 for the North American inter-city network, and (iii) we transferred to Level 3 $51.4 million of inter-city transmission equipment to be applied toward the purchase of wavelength capacity on Level 3’s inter-city network in North America and Europe. As of September 30, 2001, we had (i) fully utilized the $128 million credit attributable to the European networks, (ii) utilized $69.3 million of the $120.8 million credit attributable to the prepayment, and (iii) utilized $50.3 million of the $51.4 million equipment credit.

Results of Operations

     Operating results for any period are not necessarily indicative of results for any future period. In June 2000, we completed the acquisition of Concentric which was accounted for using the purchase method of accounting. Accordingly, the operating results of Concentric are included from the date of acquisition.

Operating Data

     The table below provides a summary of the key operating metrics we use to assess our operational performance:

	As of September 30,
			Year to Year	As of Dec. 31,	Nine month
	2001	2000	% Change	2000	% Change

Operating data (a):
Route miles (b)	22,186	8,677	155.7%	13,493	64.4%
Fiber miles (c)	1,118,520	572,674	95.3%	748,604	49.4%
On-net buildings connected (d)	2,346	1,761	33.2%	1,947	20.5%
Voice grade equivalents (in thousands) (e)	18,650	8,916	109.2%	11,211	66.4%
Customers (f)	99,423	79,178	25.6%	87,755	13.3%
Average monthly revenue per customer (g)	$1,055	$880	19.9%	$916	15.2%
Data centers operational	9	8	12.5%	8	12.5%
Employees	7,194	6,757	6.5%	7,400	(2.8)%

We define certain business metrics used above as follows:

(a)	Operating data —Except as noted below, the operating data for all periods presented include the statistics of the Las Vegas network of which we obtained control in June 2001 and held a 90% ownership interest as of September 30, 2001.

(b)	Route miles — The number of operational miles of the telecommunications path in which XO-owned or controlled fiber optic cables are installed. These include metro and inter-city miles, and exclude wavelength capacity. The 2001 metrics give effect to the Level 3 transactions announced on April 26, 2001.

(c)	Fiber miles — The number of route miles, per (b) above, multiplied by our estimate of the number of fibers along that path.

(d)	On-net buildings connected — Buildings connected to our networks either by XO-owned or controlled cable or LMDS antenna.

(e)	Voice grade equivalents — Voice grade equivalents, or VGEs, is a digital broadband equivalent of 64 kilobits per second, known as DS-0 level, the standard capacity of a voice grade line, and measures the network utilization of both our voice and data services.

(f)	Customers — The number of revenue-generating invoices as of the current period. This statistic excludes Europe as well as consumer dial up and shared hosting accounts.

(g)	Average monthly revenue per customer — Represents average monthly revenue for the quarter divided by the average monthly customers for the quarter. This calculation excludes both the associated revenue and customer counts for Europe as well as consumer dial up and shared hosting accounts.

Comparison of Financial Results

     Three and Nine months Ended September 30, 2001 versus Three and Nine Months Ended September 30, 2000

     Revenue. Total revenue in the third quarter of 2001 increased to $331.5 million from $224.3 million in the third quarter of 2000, and revenue for the nine months ended September 30, 2001 increased to $915.6 million from $470.8 million in the same period of 2000. These increases were primarily due to the increase in the number of our customers and growth in network traffic and average monthly revenue per customer. The growth in our customer base was largely due to our expansion into existing and new markets and our June 2000 Concentric acquisition. The growth in network traffic and average monthly revenue per customer was due to the expansion of our service offerings and our emphasis on selling to larger business customers. Based on current estimates, we believe that the trend of increasing revenue per customer will continue in future periods as we add new features and functionality to existing products and as we continue targeting larger business customers and strategic partners. Our rate of growth may be slower than historical trends due to the impact of the weakened economy.

     Revenue was earned from providing the following services (dollars in thousands):

		Three Months Ended September 30,

	2001	% of Revenue	2000	% of Revenue	% Change

Data services	$152,679	46.1%	$117,940	52.6%	29.5%
Voice services	161,546	48.7%	103,943	46.4%	55.4%
Integrated voice and data	16,386	4.9%	713	0.3%	NM
Other services	867	0.3%	1,659	0.7%	(47.7)%

Total revenue	$331,478	100.0%	$224,255	100.0%	47.8%

		Nine Months Ended September 30,

	2001	% of Revenue	2000	% of Revenue	% Change

Data services	$443,866	48.5%	$194,114	41.2%	128.7%
Voice services	440,387	48.1%	273,888	58.2%	60.8%
Integrated voice and data	28,514	3.1%	942	0.2%	NM
Other services	2,797	0.3%	1,809	0.4%	54.6%

Total revenue	$915,564	100.0%	$470,753	100.0%	94.5%

                    *NM – Not Meaningful

     Data services revenue includes revenue from Internet access, network access and applications hosting services. Data services revenue in the third quarter of 2001 increased to $152.7 million from $117.9 million in the third quarter of 2000, and for the nine months ended September 30, 2001, it increased to $443.9 million from $194.1 million in the same period of 2000. A primary contributor to this growth was our migration from voice-centric service offerings to a more balanced portfolio of voice and data services, facilitated in large part by our June 2000 acquisition of Concentric and the integration of its data products with our pre-existing services and by our development of new and enhanced data services. Data services revenue declined slightly as a percentage of total revenue for the third quarter of 2001 compared to the third quarter of 2000 due to higher growth in our voice services and integrated voice and data services and increased customer bankruptcies. We expect data services revenue to continue to grow in absolute dollars, but at a slower rate, as we continue to target larger enterprise customers and to enhance our available data service offerings, but to remain relatively stable as a percentage of total revenue.

     Voice services revenue includes revenue from bundled local and long distance voice services, prepaid calling card processing, and other voice communications based services, including shared tenant services, interactive voice response services and stand-alone long distance services. Voice services revenue in the third quarter of 2001 increased to $161.5 million from $103.9 million in the third quarter of 2000, and for the nine months ended September 30, 2001, it increased to $440.4 million from $273.9 million in the same period of 2000. These increases were primarily due to the growth in the number of our bundled local and long distance service customers and our targeting of larger business customers and strategic partners. We expect voice services revenue to continue to increase in absolute dollars in future periods, but at a slower rate, as a result of continued penetration of existing markets and expansion and enhancements of our existing voice service offerings, but to remain relatively stable as a percentage of total revenue.

     Integrated voice and data services revenue consists of bundled data and voice service offerings. Integrated voice and data services revenue in the third quarter of 2001 increased to $16.4 million from $0.7 million in the third quarter of 2000, and for the nine months ended September 30, 2001, it increased to $28.5 million from $0.9 million in the same period of 2000. The increase is attributable to the addition of bundled data and voice service packages to our product portfolio beginning in the second quarter of 2000. We anticipate that revenue from bundled data and voice services will increase in future periods both in absolute dollars and as a percentage of our total revenue as we add product enhancements, introduce new XOptions voice and data service bundles and continue to penetrate existing markets.

     Costs and expenses. The table below provides expenses by classification and as a percentage of revenue (dollars in thousands):

		Three Months Ended September 30,

	2001	% of Revenue	2000	% of Revenue	% Change

Costs and expenses:
Cost of service	$138,100	41.7%	$92,356	41.2%	49.5%
Selling, operating and general	246,864	74.5%	220,832	98.5%	11.8%
Stock-based compensation	9,230	2.8%	13,396	6.0%	(31.1)%
Depreciation	116,489	35.1%	58,732	26.2%	98.3%
Amortization	178,943	54.0%	175,633	78.3%	1.9%
Restructuring charge	189,137	57.1%	—	0.0%	NM
In-process research and development	—	0.0%	—	0.0%	NM

Total	$878,763		$560,949		56.7%

		Nine Months Ended September 30,

	2001	% of Revenue	2000	% of Revenue	% Change

Costs and expenses:
Cost of service	$375,936	41.1%	$198,722	42.2%	89.2%
Selling, operating and general	740,959	80.9%	492,745	104.7%	50.4%
Stock-based compensation	27,857	3.0%	39,609	8.4%	(29.7)%
Depreciation	316,173	34.5%	139,984	29.7%	125.9%
Amortization	533,453	58.3%	216,788	46.1%	146.1%
Restructuring charge	189,137	20.7%	—	0.0%	NM
In-process research and development	—	0.0%	36,166	7.7%	NM

Total	$2,183,515		$1,124,014		94.3%

                    *NM – Not Meaningful

     Cost of service. Cost of service includes expenses for third party provided interconnect access and transport services. Cost of service in the third quarter of 2001 was $138.1 million compared to $92.4 million in the third quarter of 2000. For the nine months ended September 30, 2001, cost of service was $375.9 million compared to $198.7 million in the same period of 2000. Cost of service for the third quarter of 2001 and the nine months ended September 30, 2001, was consistent as a percentage of revenue as compared to the same periods in 2000, but increased in absolute dollars on a period-over-period comparison due to the corresponding increase in revenue. Over the long term, we expect cost of service as a percentage of revenue to decrease as our revenue shifts to a higher mix of data products and “on-net” customers and services, which generally yield higher margins.

     Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, network operations and engineering, information systems, and general corporate office functions. Selling, operating and general expense in the third quarter of 2001 was $246.9 million compared to $220.8 million in the third quarter of 2000. For the nine months ended September 30, 2001, selling, operating, and general expense was $741.0 million compared to $492.7 million for the same period in 2000. The majority of both of the period-over-period increases are due to an increase in sales, network operations and customer support headcount associated with the expansion of our business and the June 2000 Concentric acquisition. Selling, operating and general expense decreased as a percentage of revenue for the three and nine month periods in 2001 compared to the same periods in 2000 due to continued efficiencies generated by the centralization of many functions. We expect minimal growth in our selling, operating and general expense in the near term due to our restructuring efforts and other ongoing efforts to control these costs. Over the long term, we expect selling, operating, and general expense to increase in absolute dollars in connection with our revenue growth, but to decrease as a percentage of revenue.

     Stock-based compensation. Stock-based compensation expense represents non-cash charges recorded in connection with the grant of compensatory stock options and restricted stock grants to employees whose compensation is included in selling, operating, and general expense. Compensation expense is recognized over the vesting periods of compensatory stock options based on the excess of the fair value of the common stock at the date of grant (determined by reference to the market price on that date) over the exercise price of the option. Stock-based compensation in the third quarter of 2001 decreased to $9.2 million from $13.4 million in the third quarter of 2000. For the first nine months of 2001, stock-based compensation expense decreased to $27.9 million from $39.6 million for the first nine months of 2000. The decrease in stock-based compensation expense, which is predominately associated with the vesting of a fixed number of shares of restricted stock issued in conjunction with the Concentric acquisition, is due to the decline in XO’s stock price over the related periods.

     Depreciation. We are constructing integrated end-to-end facilities-based networks in the United States, consisting of metro fiber networks and fixed wireless connections. Our net property and equipment, which also reflects assets acquired from Concentric in June 2000, increased to $3,734.7 million as of September 30, 2001 versus $2,088.8 million as of September 30, 2000. As we launched and expanded services in new and existing markets, more assets were placed into service, which caused depreciation expense to increase to $116.5 million for the third quarter of 2001 from $58.7 million for the third quarter of 2000 and to $316.2 million for the first nine months of 2001 from $140.0 million in the first nine months of 2000. We expect depreciation expense to continue to increase as we place additional network assets into service.

     Amortization. Amortization expense includes amortization of goodwill, licenses and other intangibles. Amortization increased to $178.9 million for the third quarter of 2001 from $175.6 million in the third quarter of 2000, and it increased to $533.5 million for the first nine months of 2001 from $216.8 million for the first nine months of 2000. The significant increase in the nine month period comparable balances is primarily due to the amortization of additional goodwill and intangible assets recorded as a result of the June 2000 Concentric acquisition.

     Restructuring charge. As further explained in Recent Transactions and Developments, the restructuring charge is primarily related to the consolidation and exiting of facilities, as well as a write down for excess telecommunications assets.

     In-process research and development. As a result of the Concentric merger in June 2000, we incurred a $36.2 million one-time charge in the second quarter of 2000 resulting from an allocation of the purchase price to in-process research and development. The allocation represents the estimated fair value based on risk-adjusted future cash flows of Concentric’s incomplete projects.

     Interest income. Interest income in the third quarter of 2001 decreased to $15.0 million from $50.7 million in the third quarter of 2000. For the nine months ended September 30, 2001, interest income decreased to $71.9 million from $141.3 million in the first nine months of 2000. The decrease in interest income corresponds to the decrease in our average cash and marketable securities balances and a reduction in interest rates.

     Interest expense. Interest expense in the third quarter of 2001 increased to $115.8 million from $108.9 million in the third quarter of 2000. For the nine months ended September 30, 2001, interest expense increased to $350.2 million from $324.6 million in the first nine months of 2000. The increase in interest expense was primarily due to an increase in our average outstanding indebtedness over the respective periods resulting from our borrowings under our senior secured credit facility during 2000 and 2001, the issuance of $517.5 million of 5 3/4% convertible subordinated notes in January 2001, and the assumption of $150.0 million of debt in connection with our June 2000 acquisition of Concentric. Future interest charges will be reduced as a result of our repurchase of certain senior notes as discussed in Recent Transactions and Developments.

     Other income (loss). Other income (loss) for the three and nine months ended September 30, 2001 relates primarily to a $87.0 million write down for an other than temporary decline in the value of certain available-for-sale and equity method investments. Other income (loss) for the nine months ended September 30, 2000 relates primarily to a $225.1 million gain on the sale of an equity investment.

     Extraordinary gain on early extinguishments of debt, net. As further explained in Recent Transactions and Developments and Note 4 to the condensed consolidated financial statements, the extraordinary gain is related to the repurchase of certain Senior Notes.

     Net loss. Net loss in the third quarter of 2001 increased to $398.9 million from a net loss of $394.2 million in the third quarter of 2000, and increased to $1,303.5 million for the first nine months of 2001 from $609.7 million in the first nine months of 2000 due to the foregoing factors.

     Gain on repurchases of preferred stock, net. As further explained in Recent Transactions and Developments and Note 5 to the condensed consolidated financial statements, the gain is related to the repurchase of certain preferred stock.

     Preferred stock dividends and the accretion of the preferred stock redemption, net. Preferred stock dividends and the accretion of the preferred stock redemption decreased to $28.7 million in the third quarter of 2001 from $42.3 million in the third quarter of 2000 due to our repurchase of certain preferred stock as further explained in Recent Transaction and Developments. Preferred stock dividends and the accretion of the preferred stock redemption was consistent for the nine months ended September 30, 2001 and 2000 totaling $107.4 million and $107.5 million, respectively, as the impact of the repurchase of the preferred stock on dividends, was offset by the increase in our average outstanding preferred stock balance during 2001.

     Net loss applicable to common shares. Net loss applicable to common shares in the third quarter of 2001 decreased to $50.8 million from $436.5 million in the third quarter of 2000, and increased to $1,034.0 million for the nine months ended September 30, 2001 from $717.2 million for the nine months ended September 30, 2000 due to the foregoing factors.

     EBITDA. EBITDA is not a generally accepted accounting principle measure but rather a measure employed by management to view operating results adjusted for major non-cash items. EBITDA, as defined by XO, represents operating loss adjusted for stock-based compensation, depreciation, amortization, restructuring charge, and in-process research and development write-offs. The table below summarizes EBITDA, both in amount and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2001		2000		2001		2000

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

EBITDA	$(53,486)	(16.1)%	$(88,933)	(39.7)%	$(201,331)	(22.0)%	$(220,714)	(46.9)%

     EBITDA has improved as a percentage of revenue, and in absolute dollars for the three and nine months ending September 30, 2001, due to revenue growth and the decrease in selling, operating and general expenses as a percentage of revenue as discussed above.

Liquidity and Capital Resources

     Our goal is to provide our customers’ complete, integrated, end-to-end voice and data network applications and services primarily through networks that we own or control. This strategy initially increases our operating losses by requiring us to incur significant costs and to make substantial capital investments before we realize related revenue. Consequently, our business is capital-intensive and, as such, has required and will continue to require substantial capital investment. We have primarily funded these requirements to date through private and public equity and debt offerings and loan facilities. We will continue to incur negative cash flows from operating and investing activities, unless and until we are able to establish an adequate customer base.

     During the first nine months of 2001, our net financing activities provided cash of $1,040.5 million. Total capital raised during this period, net of transaction costs, was $1,404.2 million. In January 2001, we completed the issuance and sale of $517.5 million of 5 3/4% convertible subordinated notes due 2009 for proceeds, net of underwriting and other fees, totaling $503.3 million. In June 2001, an investment fund controlled by Forstmann Little invested $250.0 million in XO to provide additional funding for general corporate purposes. We also borrowed $625.0 million against our $1.0 billion senior secured credit facility during the first nine months of 2001. As a result, we are fully borrowed against the facility at an annualized weighted average interest rate of 6.5%, as of September 30, 2001. The facility limits additional indebtedness, dividend payments and certain investments and transactions and contains certain covenants with respect to revenue, fixed charge ratios and leverage ratios. The failure to achieve our expected future operating results, due to the impact of the weakened economy, could result in our failure to satisfy certain of these covenants. As of September 30, 2001, we were in compliance with all covenants under our credit facility and the indentures under which our senior notes, senior discount notes and convertible subordinated notes were issued.

     Total cash used in financing activities during the first nine months of 2001 was $363.7 million. We recently repurchased $547.3 million of our senior notes for $200.0 million and $472.6 million of our preferred stock for $88.4 million. (See also Recent Transactions and Developments and Notes 4 and 5 to the condensed consolidated financial statements). For the nine months ended September 30, 2001, we also paid $40.3 million of preferred stock dividends and repaid $34.9 million of capital lease obligations.

     During the first nine months of 2001, net cash used in investing activities was $632.8 million. Net proceeds from the sale of marketable securities and other investments were $820.6 million for the first nine months of 2001. We invested $1,299.4 million in property and equipment and prepaid $120.8 million for inter-city fiber networks. We also acquired additional equity interest in our controlled subsidiary operating in the Las Vegas market. As partial consideration of these interests, we paid $25.2 million in cash.

     We continue to generate operating losses as we incur operating expenses while we expand and execute our business strategy. Our net operating activities used $448.6 million of cash during the first nine months of 2001. Cash and marketable securities were $1,030.8 million at September 30, 2001.

Liquidity Assessment

     We expect that our business will continue to require substantial amounts of cash to fund operations and capital expenditures relating to our existing and planned network development. These funds are expected to relate to:

•	the purchase and installation of fiber optic cable, switches, routers, servers or other data-related equipment and related electronics, for expansion of existing networks and for construction of new networks;

•	the development of our comprehensive information technology platform;

•	the purchase and installation of equipment associated with the deployment of fixed wireless spectrum and fiber to connect buildings to our network;

•	the funding of operating losses and working capital;

•	the potential repurchase of long-term obligations or other restructuring transactions; and

•	possible expenditures associated with market expansions and potential acquisitions of businesses or assets.

     In addition, we have substantial funding needs for debt service and dividend payments relating to our outstanding indebtedness and preferred stock. Our interest and dividend payments have increased over time as we made additional borrowings and issued additional preferred stock. Our interest and dividend payments will continue to increase as we are required to make interest payments in cash beginning in 2003 for certain series of our outstanding senior discount notes, and we are required to make dividend payments in cash for our outstanding preferred stock that currently permit us to pay dividends in additional shares of preferred stock, beginning in 2002 for certain series of these preferred stock. Our bank credit facility also provides for principal repayments with respect to a portion of the loans beginning in March 2004.

     Beginning in the second half of 2000 and continuing into 2001, the market value of debt and equity securities issued by technology and telecommunications companies has declined sharply. This decline has been particularly severe with respect to competitive telecommunications providers like XO that have substantial outstanding indebtedness. For example, the market price of XO class A common stock has declined from a closing price of $37.938 on June 30, 2000 to $0.41 on September 28, 2001 and, during the first nine months of 2001, the Merrill Lynch CLEC composite has lost more than 70% in market value. A general economic downturn in 2001, pricing pressures in the long-distance market resulting from oversupply of capacity in certain routes and the September 11 terrorist attacks in New York and Washington D.C. have resulted in a continuation of this trend, making it extremely difficult for companies like XO to raise additional funds in the public markets.

     In light of these market conditions and our funding needs, we have taken steps to conserve cash-on-hand and to evaluate strategic alternatives that may be implemented to attract potential investors and position XO to obtain additional funding. As further discussed in Recent Transactions and Developments, during 2001, we implemented the following strategic initiatives designed to reduce our operating expenses, capital expenditures and debt service and preferred security dividend payments:

•	Restructuring of Certain Operations. We implemented a plan to restructure certain operations to terminate or sublease certain excess or underutilized administrative and warehouse facility leases, abandon certain capital initiatives, and reduce our workforce, which we estimate will reduce operating expenses by approximately $80 million annually;

•	Repurchase of Senior Notes and Preferred Shares. We repurchased $547.3 million of our senior notes for $200.0 million and $472.6 million of our preferred stock for $88.4 million, which we estimate will reduce our interest and dividend payments by approximately $123 million annually; and

•	Reduced Capital Expansion Plan. We amended our agreements with Level 3 to reflect reduced capital expansion plans including amendments that allowed us to suspend our European expansion, postpone the lighting of much of our domestic inter-city network, and reduce expansion in certain metro networks, which contributed significantly to the reduction of our original estimated capital expenditures for 2001 from a range of $1,900 to $2,100 million to approximately $1,500 million.

     These cost savings and capital expenditure reductions are partially offset by the $288.4 million in cash expended in the third quarter of 2001 to repurchase senior notes and preferred stock. Taking the net impact of these initiatives into account, we estimate that our cash and marketable securities on hand as of September 30, 2001 will be sufficient to fund scheduled debt service and preferred dividend payments on our currently outstanding debt and securities, operating expenses and capital expenditures into the second half of 2002.

     Consequently, we need to raise substantial additional capital in order to fund our operations until the time when we expect to generate cash from operations sufficient to satisfy debt service, operating expenses and other capital requirements. We have engaged Houlihan Lokey Howard & Zukin Capital as financial advisors to assist us in developing and implementing a strategy to restructure our balance sheet to enable us to attract such additional capital. Based on current market conditions, we anticipate that any balance sheet restructuring implemented to attract additional capital may entail a significant conversion of our indebtedness and preferred stock into common equity. Given the current trading prices of our securities, it is likely that any such conversion and any new equity investment would result in a substantial dilution to our current equity holders’ interest in the company, which could substantially impair the value of that interest. There can be no assurance that we will be successful in restructuring our balance sheet, or that such additional capital will be available, or, if available, will be on acceptable terms.

Assessment of Asset Impairment

     As discussed in our Liquidity Assessment, we have taken steps directed at restructuring our balance sheet to reduce our financing obligations which impacts our current and long term cash flow assumptions. Consequently, in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” as of September 30, 2001, we have reviewed our expected future undiscounted cash flows excluding debt service and currently believe that we will recover the carrying value of our long-lived assets to be held and used, including property and equipment of $3,734.7 million, fixed wireless licenses of $973.0 million, and goodwill and identifiable intangible assets of $2,460.1 million as of September 30, 2001. In the event that our expected future undiscounted cash flows are reduced significantly due to reductions in demand for our services, changes in our customers’ financial positions, technology or regulation, the lack of available financing or increased competition, our assessment of our ability to recover the carrying value of these assets would change. Our assessment would also be affected by changes in the planned use of such long-term assets and impacts from restructuring our consolidated balance sheet.

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

•	product and service development, including the development and deployment of data products and services based on IP, Ethernet and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	market development, including the number and location of markets we expect to serve;

•	network development, including those with respect to IP network and facilities development and deployment, switches using next generation switching technology, broadband fixed wireless technology, testing and installation, high speed technologies such as DSL, and matters relevant to our metro and inter-city networks; and

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures anticipated levels of indebtedness, and steps being taken to reduce costs and attract capital.

     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified above in the “Liquidity Assessment” discussion and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001, including, but not limited to:

•	general economic conditions in the geographic areas that we are targeting for communications services;

•	the ability to achieve and maintain market penetration and average per customer revenue levels sufficient to provide financial viability to our business;

•	access to sufficient debt or equity capital to meet our operating and financing needs and actions required to be taken in order to obtain such capital;

•	the quality and price of similar or comparable communications services offered or to be offered by our competitors;

•	future telecommunications-related legislation or regulatory actions;

•	results of the terrorist attacks on September 11, 2001 in New York City and Washington, D.C; and

•	the financial condition of our customers.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” which is effective for all business combinations completed after June 30, 2001 and supercedes Accounting Principles Board, or APB, Opinion No. 16, “Business Combinations.” Under SFAS No. 141, companies will be required to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and the allocation of purchase price. Management does not believe the adoption of SFAS No. 141 will have a material effect on our results of operations and financial position.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which revises the accounting for purchased goodwill and intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets recorded at that date. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the amortization provisions of this statement. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The statement provides guidance on measuring goodwill and intangible asset impairments to include a discounted cash flow methodology. The initial impairment analysis of intangible assets recorded at December 15, 2001 (other than those acquired after June 30, 2001) must be completed by March 31, 2002 and goodwill impairment testing must be completed by June 30, 2002. Management is currently evaluating the impact of this statement on our results of operations and financial position. As of September 30, 2001, the net carrying value of goodwill and other intangibles was $2,460.1 million. Additionally, we have fixed wireless licenses with a carrying value of $973.0 million as of September 30, 2001. We are currently evaluating whether these licenses have an indefinite useful life.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, SFAS No. 143 requires the liability to be recognized when a reasonable estimate of fair value can be made. This new standard is effective in the first quarter of 2003. We do not believe that the adoption of SFAS No. 143 will have a material effect on our results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 is effective in the first quarter of 2002. We do not believe that the adoption of SFAS No. 144 will have a material effect on our results of operations and financial position statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have financial obligations outstanding which expose us to interest rate risk including our redeemable preferred stock, senior and subordinated notes, and bank credit facilities. We do not have significant cash flow exposure to changing interest rates on the majority of our long-term debt and redeemable preferred stock because the interest and dividend rates of those securities are fixed. However, the estimated fair values of the fixed-rate debt and redeemable preferred stock are subject to market risk. We had $4,111.2 million in fixed rate debt, $1.0 billion in variable rate debt and $1,790.8 million in fixed rate redeemable preferred stock as of September 30, 2001. We are not currently engaged in the use of off-balance sheet derivative financial instruments, including interest rate swap and collar agreements, to hedge or partially hedge interest rate exposure arising from changes in interest rates.

     We also maintain an investment portfolio consisting of U.S. government and other securities with an average maturity of less than one year. These securities are classified as “available for sale.” If interest rates were to increase or decrease immediately, it would not likely have a material impact on the fair value of these financial instruments or on the interest we would earn on our investment portfolio. We currently mitigate our interest rate exposure on these investments by maintaining shorter maturity periods, and cycling the maturity dates for each investment over different periods throughout the year.

     There have been no material changes in our exposure to market risk since December 31, 2000.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     We are not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of business.

Item 2.  Changes in Securities and Use of Proceeds

     On July 16, 2001, we completed the acquisition of various interests of Cox Communications in Telecommunications of Nevada, L.L.C, the entity that owns our Las Vegas operations. As partial consideration of these interests, we issued 5.5 million shares of our Class A common stock to Cox. The offer and sale of the shares of Class A Common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act as transactions not involving any public offering.

     The initial public offering (IPO) of our Class A common stock was completed in October 1997, pursuant to a registration statement on Form S-1 (File No. 333-32001) filed with the Securities and Exchange Commission that become effective on September 26, 1997. The net proceeds we received from the offering totaled approximately $226.8 million. As of September 30, 2001, proceeds from the IPO remain available for future network build out and working capital requirements.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
             None

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Concentric Network Corporation 1995 Stock Incentive Plan for Employees and Consultants (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(2) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No.2), filed on June 14, 2001)

10.2	Concentric Network Corporation 1996 Stock Plan (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(3) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No.2), filed on June 14, 2001)

10.3	Delta Internet Services, Inc. 1996 Stock Option Plan (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(4) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No.2), filed on June 14, 2001)

10.4	Concentric Network Corporation 1997 Stock Plan (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(5) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No.2), filed on June 14, 2001)

10.5	Concentric Network Corporation 1999 Nonstatutory Stock Option Plan (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(6) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No.2), filed on June 14, 2001)

(b) Reports on Form 8-K

(1)	Current Report on Form 8-K dated July 6, 2001, reporting under Item 5 that the Company may purchase its outstanding Senior Notes, Subordinated Notes and Preferred Stock.

(2)	Current Report on Form 8-K dated July 19, 2001, reporting under Item 2 an updated unaudited pro forma condensed combined statement of operations for the year ended December 31, 2000 giving effect to the Concentric Network Corporation merger as if it occurred January 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: November 14, 2001	By: /s/ Wayne M. Rehberger Wayne M. Rehberger Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

XO Capital, Inc.

Date: November 14, 2001	By: /s/ Wayne M. Rehberger Wayne M. Rehberger Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No	Description of Exhibit

10.1	Concentric Network Corporation 1995 Stock Incentive Plan for Employees and Consultants (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(2) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No.2), filed on June 14, 2001)

10.2	Concentric Network Corporation 1996 Stock Plan (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(3) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No.2), filed on June 14, 2001)

10.3	Delta Internet Services, Inc. 1996 Stock Option Plan (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(4) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No.2), filed on June 14, 2001)

10.4	Concentric Network Corporation 1997 Stock Plan (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(5) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No.2), filed on June 14, 2001)

10.5	Concentric Network Corporation 1999 Nonstatutory Stock Option Plan (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(6) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No.2), filed on June 14, 2001)