Form 10-K
period 2001-12-31
XO COMMUNICATIONS INC
filed 2002-03-29
CIK 1111634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File No. 0-30900

XO COMMUNICATIONS, INC.

A Delaware Corporation	I.R.S. Employer Identification No. 54-1983517

11111 Sunset Hills Road, Reston, Virginia 20190

Telephone Number (703) 547-2000

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $0.02

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

The aggregate market value of the Class A and Class B common stock held by non-affiliates of the Registrant, based upon the closing sale price of the Class A common stock on March 1, 2002, as reported on the NASD Over-the-Counter Bulletin Board, was approximately $30,995,051. Shares of Class A and Class B common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding Class A and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2002, the number of outstanding shares of XO Communications, Inc.’s Class A common stock was 337,791,856, par value $0.02 per share and Class B common stock was 104,423,158, par value $0.02 per share.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None

PART I

1.	Business	1

2.	Properties	37

3.	Legal Proceedings	38

4.	Submission of Matters to a Vote of Security Holders	38

PART II

5.	Market for Registrants’ Common Stock and Related Stockholder Matters	38

6.	Selected Financial Data	40

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

7A.	Quantitative and Qualitative Disclosures about Market Risk	58

8.	Financial Statements and Supplementary Data	59

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59

PART III

10.	Directors and Executive Officers of the Registrant	59

11.	Executive Compensation	64

12.	Security Ownership of Certain Beneficial Owners and Management	71

13.	Certain Relationships and Related Transactions	74

PART IV

14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	75

PART I

Item 1.  Business

Introduction

      XO Communications, Inc., XO or the Company, a Delaware corporation, through its predecessor entities, was formed in 1994. The Company was originally organized as a Washington limited partnership, which in 1995 merged into a Washington limited liability company, which following several name changes became known as NEXTLINK Communications, L.L.C. In January 1997, NEXTLINK Communications, L.L.C. merged into NEXTLINK Communications, Inc., a Washington corporation, which in June 1998 reincorporated in Delaware under the same name. On June 16, 2000, in connection with the Company’s merger with Concentric Network Corporation, NEXTLINK Communications, Inc. merged with the Company and the Company, as the surviving corporation in the merger, changed its name to NEXTLINK Communications, Inc. On September 25, 2000, the Company began doing business as “XO Communications” and, on October 25, 2000, the Company changed its name to XO Communications, Inc. XO conducts its business primarily through the more than 60 subsidiaries it owns and manages.

      XO’s principal executive and administrative offices are located at 11111 Sunset Hills Road, Reston, Virginia 20190, our telephone number is (703) 547-2000, and our Internet address is www.xo.com.

Recapitalization

               Background

      In light of the substantial declines in market valuation suffered by telecommunications service providers throughout our industry in the last 12 months, we will be unable to obtain the additional funding needed to conduct our business plan without a significant balance sheet recapitalization. In January 2002, we entered into a definitive agreement with certain investors that provides for such funding. Under this agreement, consummation of the investment transaction is subject to the satisfaction of a number of conditions, including the completion of a substantial balance sheet recapitalization. We have also recently received proposals for such funding from holders of our senior unsecured notes, which also contemplates such a recapitalization. We and our advisors are currently analyzing the most recent of these proposals.

      Because discussions with all of these parties and with the lenders under our senior secured credit facility continue, the definitive plans for raising the additional capital that we need and for completing the related balance sheet recapitalization have not been determined. Nonetheless, it has become clear that in order to implement the balance sheet recapitalization required by the current proposals, XO Communications, Inc., which we refer to as XO Parent, will need to commence a bankruptcy proceeding and seek approval of a related plan of reorganization that would eliminate our outstanding equity and much of our outstanding debt, and result in a less than full recovery for our outstanding senior unsecured notes. Such a proceeding could be commenced in the very near future.

      We currently estimate that the we need a minimum of between $500 million and $600 million in additional funding, assuming a successful recapitalization of our balance sheet, to bring us to the point where we expect to generate cash flows from operations sufficient to meet our operating expenses, capital expenditure requirements and debt service obligations. This remains true despite our implementation during 2001 of measures designed to conserve cash and reduce operating expenses and capital expenditures.

      In the first half of 2001, although the capital markets were becoming increasingly reluctant to finance many emerging telecommunications companies, we continued to be able to raise investment capital. In January 2001, we issued $517.5 million of 5 3/4% convertible subordinated notes and, in June 2001, we raised $250 million in a private placement of common stock with a fund affiliated with Forstmann Little & Co. In the second half of 2001, conditions in the capital markets for telecommunications companies continued to deteriorate until they closed entirely to companies like us. Market valuations of the debt and equity securities of telecommunications companies, especially emerging providers such as us, experienced very significant declines.

      After our discussions with numerous prospective investors failed to result in any significant financing proposals, in October 2001, we retained Houlihan Lokey Howard & Zukin Capital as our outside financial advisor to assist us in exploring a variety of investment and deleveraging alternatives, including stand-alone recapitalizations and third-party investment scenarios, both in and out of bankruptcy. At our request, Houlihan Lokey prepared solicitation materials and, beginning in November 2001, contacted over fifty potential investors, both strategic and financial, in an effort to raise new capital. To assure proper focus, Houlihan Lokey approached potential third-party investors that had previously made investments in the telecommunications industry and/or had the financial wherewithal, either alone or together with one or more financial partners, to make an investment sufficient to meet our expected funding needs.

               The Forstmann Little/ Telmex Proposal

      On November 21, 2001, Forstmann Little, on behalf of Forstmann Little & Co. Equity Partnership-VII, L.P., a Delaware limited partnership, and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., a Delaware limited partnership, which we refer to together as the Forstmann Little Investors, submitted a draft term sheet contemplating an equity investment in XO Parent by the Forstmann Little Investors and Télefonos de México S.A. de C.V., which we refer to as Telmex, and, together with the Forstmann Little Investors, as the Investors. We and our financial and legal advisors, under the supervision of the disinterested members of our board of directors, engaged in extensive discussions and negotiations with the Investors which resulted in terms that were more favorable to us and our creditors. In the meantime, Houlihan Lokey continued its search for potential alternative investors.

      On November 28, 2001, XO Parent entered into a non-binding term sheet with the Investors, with respect to an $800 million investment in XO Parent, and announced publicly the material terms and conditions of the proposed investment the following morning. Consistent with the terms of the Investors’ earlier proposal, the term sheet provided that completion of the proposed investment would be subject to the satisfaction of certain conditions including a substantial recapitalization of XO Parent’s balance sheet. A copy of this term sheet was filed with the Securities and Exchange Commission as exhibit 10.1 to the Current Report on Form 8-K of XO Parent on November 29, 2001. Following the public announcement of the terms of this proposal, we and members of our board of directors were named as party defendants in a number of lawsuits that purport to be class action suits brought on behalf of our stockholders. For further discussion of these lawsuits, see Item 3. “Legal Proceedings” below. Meanwhile, Houlihan Lokey continued its search for potential alternative investors, including other third parties who became aware of the Investors’ proposed terms through publicly available information.

      Following the execution of the term sheet with the Investors, and in anticipation of the related recapitalization transactions, we ceased making all cash interest and dividend payments on XO Parent’s unsecured debt obligations and preferred stock that were due on or after December 1, 2001. In order to provide us with an opportunity to reach agreement with our creditors regarding the terms of a balance sheet recapitalization consistent with the requirements contemplated by that term sheet, on December 14, 2001, XO Parent and all subsidiary guarantors under the senior secured credit facility entered into a Forbearance Agreement with the lenders under that facility. Under the Forbearance Agreement, the lenders agreed, subject to certain conditions, not to exercise their remedies under the credit facility prior to April 15, 2002 with respect to cross default events related to our failure to make interest payments on our unsecured notes or with respect to a breach of the covenant in the credit facility relating to our fourth quarter revenues. A copy of the Forbearance Agreement is filed as exhibit 10.5.2 to this annual report.

      On January 15, 2002, after extensive discussion and negotiation with the Investors, and having received no investment proposals from any other prospective investor despite intensive solicitations, XO Parent entered into a definitive Stock Purchase Agreement with the Investors. The Stock Purchase

Agreement provides for the $800 million investment in XO Parent contemplated by the term sheet in exchange for an 80% equity interest in recapitalized XO Parent. Completion of this investment is conditioned on, among other things, the resolution of certain pending litigation, the absence of a material adverse change in our business, receipt of regulatory approvals and a reduction in our total outstanding indebtedness to no more than $1.0 billion of borrowings in addition to certain other secured indebtedness and capital lease obligations. If the balance sheet recapitalization is implemented through a bankruptcy proceeding, its completion will require approval of the bankruptcy court and satisfaction of other conditions under bankruptcy law. The Stock Purchase Agreement further provides that 2% of reorganized XO Parent’s equity would be allocated to the its senior management team and 18% of reorganized XO Parent’s equity would be allocated to other persons. The agreement provides that up to $200 million of the investment could be used in connection with the recapitalization. A copy of the Stock Purchase Agreement is filed as exhibit 2.1 to this annual report.

      While the terms of the Stock Purchase Agreement were being negotiated, we and the Investors engaged in further negotiations with an informal steering committee of the lenders under our credit facility concerning amendments to the facility that would facilitate the proposed investment. As a result of these negotiations, we reached a preliminary understanding with this informal steering committee of lenders concerning the terms on which they would agree to support the balance sheet recapitalization contemplated by the Stock Purchase Agreement and amend the existing credit facility. These proposed amendments would leave the entire $1.0 billion principal amount of the credit facility outstanding, but would extend the maturity dates and amortization schedules for loans under the facility for three years. The proposed amendments would also modify other terms of the facility, including certain financial and other covenants, in ways that generally provide us with increased financial flexibility.

      Concurrent with the discussions and negotiations with the informal steering committee of lenders under our credit facility, certain holders of our senior notes formed an informal committee of senior noteholders. XO Parent and the Investors held discussions with the senior noteholders committee and their financial and legal advisors in an effort to develop the terms of a recapitalization proposal that would be acceptable to the Investors and members of this committee. Although during the course of these discussions the Investors made various proposals to the senior noteholders committee, on March 8, 2002, the committee notified us that they had rejected the Investors’ proposals.

      Concurrent with these discussions, certain holders of our convertible subordinated notes formed their own informal committee of subordinated noteholders, to discuss the terms of the proposed recapitalization with us. Although XO and its representatives have met with representatives of this committee and its legal counsel and financial advisors, no agreement has been reached with this committee regarding such terms.

               The Noteholder Proposals

      On March 8, 2002, in connection with the rejection by the senior noteholders committee of the Investors’ proposals, we received a preliminary investment and recapitalization proposal from certain holders of our senior unsecured notes, intended by them to replace the investment and recapitalization transactions contemplated by the Stock Purchase Agreement. Their proposal contemplated a $500 million investment in XO Parent in exchange for secured and unsecured debt of XO Parent. After careful review and analysis of this proposal, we concluded that it would not represent a feasible alternative for the successful recapitalization of XO. Based on this assessment, we notified the senior noteholders committee that we had rejected this proposal, but we agreed to continue discussions regarding possible alternative investment proposals.

      On March 22, 2002, we received a second preliminary term sheet describing an alternative investment and recapitalization proposal sponsored by certain other holders of XO Parent’s senior notes. This proposal contemplates a $500 million investment in XO by an entity controlled by Carl Icahn, who represents that he holds a substantial amount of the XO Parent unsecured notes, in exchange for a 50% equity interest in a recapitalized XO. Completion of this investment would be conditioned on, among other things, a substantial recapitalization of XO Parent’s balance sheet, in which the remaining 50% equity interest in recapitalized XO would be allocated to holders of senior notes of XO Parent in exchange for those obligations, with 1% of recapitalized XO’s equity primarily being allocated to the Company’s senior management team. The proposal further provides for the distribution of warrants to purchase a small equity interest in recapitalized XO with various exercise prices, all of which are “out of the money”, to holders of convertible subordinated notes, preferred stock and common stock, and distribution of options to purchase common stock of recapitalized XO to management of XO.

      We and our financial and legal advisors are reviewing and analyzing the terms of this proposal and are in discussions with the sponsors of the proposal and representatives of the lenders under our senior secured credit facility regarding its terms. In this analysis, we also continue to evaluate whether the interests of the Company and its stakeholders are better served by proceeding with the transactions contemplated by the Stock Purchase Agreement.

               Proposed Recapitalization

      Because the discussions continue with the Investors, the sponsors of the second senior noteholders’ proposal and the informal steering committee of lenders under our credit facility, the definitive plans for raising the additional capital we need and for completing the related balance sheet recapitalization have not been determined. Nevertheless, based on the transactions contemplated by the Stock Purchase Agreement and the senior noteholders’ proposal, we currently anticipate that a feasible investment and recapitalization of XO will entail some or all of the following:

•	an investment in the Company in exchange for a significant equity interest in the recapitalized Company;

•	reinstatement of the entire $1.0 billion principal amount of our senior secured credit facility with modifications that extend maturity dates and amortization schedules for the loans under the facility;

•	holders of certain debt securities of XO Parent receiving consideration in the form of cash and/or equity interests in the recapitalized Company in exchange for their current interests; and

•	other secured claims and general unsecured claims of XO being paid in full in accordance with their respective terms.

      We anticipate that in order to complete any proposed investment and recapitalization it will be necessary for XO Parent to file a voluntary petition for relief under chapter 11 of title 11 of the Bankruptcy Code and that the investment and recapitalization will be implemented through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings. In such a case, we currently anticipate that the plan of reorganization would provide that holders of claims and interests with respect to the equity securities of, or rights to acquire equity securities of, XO Parent would be entitled to little or no recovery and that those claims and interests would be cancelled for little or no consideration. Accordingly, and as indicated in our previous disclosures, we anticipate that all, or substantially all, of the value of all investments in common stock of XO Parent will be lost.

      We conduct our operations through direct and indirect subsidiaries of XO Parent. While we implement the proposed recapitalization, we expect our subsidiaries to continue to operate in the ordinary course of business. Our plans with respect to the proposed recapitalization contemplate that our trade suppliers, unsecured trade creditors, employees and customers will not be adversely affected while we are involved in the recapitalization process, even if that process involves chapter 11 bankruptcy proceedings. During this recapitalization process, we have attempted to maintain normal and regular trade terms with our suppliers and customers. There can be no assurance that our suppliers will continue to provide normal trade credit or credit on terms acceptable to us, if at all, or that customers will continue to do business or enter into new business with us.

      For further discussion of our proposed recapitalization, see “Proposed Recapitalization” and “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and

Results of Operations.” See also “Risk Factors” below for a summary of risks related to our business in general and to the recapitalization process in particular.

Overview

      We provide a comprehensive array of data and voice communications services to business customers. Our data services include the following:

•	Internet access, including:

•	Dedicated Internet access for customers with large, high-speed Internet access requirements; and

•	Digital subscriber line, or DSL, services for businesses that require high-speed Internet access over existing copper wire telephone lines;

•	Private data networking, including:

•	Dedicated transmission capacity on our networks, including dedicated circuits and the lease of one or more dedicated wavelengths on a fiber optic cable, to customers that desire high-bandwidth links between locations;

•	Virtual private network, or VPN, services, which provide customers with a managed, private service over the public Internet, designed for medium and large businesses that want to create secure, wide-area networks for users at various and remote locations; and

•	Ethernet services, which are designed to connect the local area networks, or LANs, of medium and large customers within and between metropolitan areas at speeds of up to one gigabit per second; and

•	Hosting services, including:

•	Hosting and web site traffic management tools, for Internet-centric businesses, and web hosting, e-commerce, and streamed media services designed for small and medium-sized businesses; and

•	Server collocation and management and customer support to manage a customer’s hosting needs.

      Our voice services include the following:

•	Bundled local and long distance, and stand-alone long distance services, prepaid calling card services and related services such as conferencing, domestic and international toll free, voicemail and calling cards;

•	Interactive voice response, or IVR, systems that we develop, host and manage that enable our customers’ end-users to order products and services, collect and receive information, seek assistance, facilitate bill payment and a host of other capabilities over the telephone using natural language speech recognition and web-to-phone capabilities; and

•	Shared tenant services, consisting of telecommunications management services provided to groups of small and medium-sized businesses located in the same office building.

      We also combine many of these services in flat rate service packages. These packages, generally tailored to the communications needs of small and medium-sized businesses, eliminate the separation between local and long-distance communications services, and combine this “all distance” telephone service with high-speed Internet access and web hosting services, all for one flat monthly rate.

      To serve our customers’ broad and expanding telecommunications needs, we operate a network comprised of a series of rings of fiber optic cables located in the central business districts of numerous metropolitan areas, which we refer to as metro fiber networks, that are connected primarily by a network of numerous dedicated wavelengths on fiber optic cables, which we refer to as an inter-city network. By integrating these networks with advanced communications technologies, we are able to provide a comprehensive array of communications services entirely over a network that we own or control, from the initiation of the voice or data transmission to the point of termination, which we refer to as end-to-end service. This capability enables us to provide communication services between customers connected to our network and among customers with multiple locations entirely over our network.

      To develop these networks, we have assembled a collection of metro and inter-city network assets in the United States, substantially all of which we own or control, making us a facilities-based carrier. These network assets incorporate state-of-the-art fiber optic cable, dedicated wavelengths and transmission equipment and fixed wireless spectrum and equipment capable of carrying high volumes of data, voice, video and Internet traffic. We operate 37 metro broadband fiber optic networks in 22 states and the District of Columbia, including 25 of the 30 largest metropolitan areas in the U.S. We have constructed or acquired many of these metro networks, which consist of up to 432 strands of fiber optic cable and, in some cases, additional empty fiber conduits. For our inter-city network, we have acquired dedicated, high-capacity wavelengths on fiber optic cables, onto which we have deployed our own switching, routing and optical equipment, thereby giving us greater control over the transmission of voice and data information. We also hold indefeasible exclusive rights to use unlit fiber optic strands and an empty conduit on the routes served by our inter-city networks.

Business Strategy

      Our goal is to meet our customers’ communications needs with complete, integrated, end-to-end voice and data network applications and services. We plan to deliver these applications and services primarily through networks that we own or control as a facilities-based carrier. The key components of our strategy to achieve this goal are to:

•	Expand Our Targeted Customer Base. In the last two years we have added a variety of new services and enhancements to existing services to take advantage of our robust networks, which are designed to carry high volumes of all types of communications traffic. Using these expanded services, we plan to continue to expand our targeted customer base, which historically has focused on small and medium-sized businesses, to include larger national and multi-market customers that can benefit from our unique “end-to-end” broadband capabilities.

•	Utilize a Variety of Sales Channels. We continue to complement our direct sales force by developing alternative sales channels to distribute the increasing number of products and services available to our broadening customer base. These channels include numerous national, regional, and local sales agents, our telesales operation, and web marketing of DSL, hosting, domain name and email services.

•	Operate Integrated High-Capacity Networks. We have created an integrated, end-to-end, facilities-based network in the United States, consisting of metro fiber networks connected by an inter-city fiber optic network. In addition to traditional circuit switching technologies, these networks use state-of-the art Internet Protocol, or IP, technologies that enable our networks to carry high volumes of data, voice, video and Internet traffic as well as other high-bandwidth services.

•	Connect Customers Directly to Our Networks. We use a variety of technologies to connect our customers directly to our networks, including those that use fiber optic cable and fixed wireless spectrum. By building our metro fiber networks in central business districts, we can connect a high percentage of the area’s commercial buildings using these technologies, rather than connections leased from third parties. We expect that this effort will reduce both our costs and the amount of time that it takes to connect customers to our network.

2001 Transactions and Developments

          Introduction of New and Expanded Service Offerings

      In 2001, we introduced a number of new data services, some examples of which are as follows:

      Enhanced VPN Service and Customized VPN Bundles. In 2001, we made several important enhancements to our VPN services. We added VPN capabilities to allow customers to more easily connect to their networks wherever they are located, regardless of whether a particular customer location has access to the Internet via a direct connection to our network or via another service provider. This capacity allows us to offer VPN service to most customer locations throughout the country. We also introduced VPN service bundles, which incorporate common VPN components, including security, firewall and encryption, with a choice of high-speed Internet access solutions, including dedicated access and DSL.

      Nationwide Metro and Inter-City Wavelength Services. In 2001, we launched wavelength services, which provide a customer a wavelength of light on a fiber optic strand that is used exclusively for that customer’s service. Wavelengths can operate at different speeds and support different protocols. We offer these services on metro networks, to provide transport capacity between multiple customer sites within a metro area, and on our inter-city network, which enables large enterprise and carrier customers to quickly expand and augment high-speed networks between metropolitan areas.

      Enhanced Hosting Services. In 2001, we made several important enhancements to our hosting services. In August, we launched a comprehensive Windows 2000 hosting portfolio as part of our shared and managed hosting platform. In September, we expanded our managed application capabilities that run on Microsoft SQL Server 2000 software, which provides XO managed hosting customers with enhanced data management and analysis tools.

      Nationwide Inter-city Ethernet Services. In December 2001, we enhanced our Ethernet services by offering inter-city Ethernet services nationwide between our markets, which allows customers to efficiently connect multiple local area networks between two or more metropolitan locations.

          Network Development

      In 2001, we made significant progress in the development of our networks, which are now substantially complete.

      Metro Networks. In 2001, we launched services in Orlando and Ft. Lauderdale, Florida; San Antonio, Texas; Baltimore, Maryland; and the Greater Minneapolis/ St. Paul area, bringing to over 60 the total number of markets that we serve via our metro fiber networks.

      Inter-City Network. During 2001, construction was completed and we took delivery of the remainder of the fiber backbone segments on our inter-city network that were not completed and delivered in 2000 from Level 3 Communications. This network requires the purchase and installation of optical networking equipment in order for the fiber to be “lit” and operationally ready for its intended use. In April 2001, as part of a capital conservation initiative, we announced that we would postpone “lighting” the inter-city networks and in the interim purchase wavelength capacity from Level 3 along the same routes as our inter-city network to provide inter-city transport. As a result, much of the equipment used in connection with our inter-city network is positioned so that we can easily transfer from the wavelength capacity provided by Level 3 to servers on our inter-city fiber network when demand or other considerations make it more efficient for us to install optical network equipment on all or a portion of that network. In November 2001, we announced the completion of our OC-192 capacity Internet backbone, using the Level 3 wavelength services and our own routers and transport equipment. We have migrated a substantial amount of services and customer traffic onto our backbone. This backbone provides our customers with improved network redundancy, security and performance, and enables us to offer customers services that take advantage of future Internet Protocol technologies.

          Financing Transactions

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

      Senior Secured Credit Facility. During 2001, we borrowed $625.0 million under our $1.0 billion senior secured credit facility. As a result, we have borrowed all amounts available under that facility.

      Investment by Forstmann Little & Co. In June 2001, pursuant to a term sheet dated April 20, 2001, an investment fund affiliated with Forstmann Little & Co. invested $250.0 million of cash in us to provide additional funding for general corporate purposes in exchange for 50.0 million shares of our Class A common stock. At the same time, we amended the terms of the four series of outstanding convertible preferred stock held by various investment funds affiliated with Forstmann Little to reduce the conversion price from $31.625 to $17.00 per share.

          Capital Conservation Initiatives

      During 2001, we took a number of steps in an effort to conserve our available funding and reduce our long-term obligations.

      Suspension of European Data-Centric Broadband Strategy. In April 2001, we modified agreements with Level 3 pertaining to our purchase of Level 3 North American and European fiber networks. Under these arrangements, we canceled our agreement to purchase European metro and inter-city fiber networks from Level 3. Under the modified agreements, $128.6 million in payments that we had previously paid to Level 3 for the European networks were applied as a credit to reduce the amounts payable by us to Level 3 under the North American inter-city fiber network agreement. In addition, under the modified agreements, we transferred inter-city transmission equipment to Level 3 in exchange for $51.4 million of credits to be applied toward the purchase of wavelength capacity on Level 3’s North America inter-city network. In connection with these modifications, we decided to purchase these wavelengths in the interim to enable us to postpone the use of capital that was earmarked for the purchase and installation of optical networking equipment to “light” the fiber in our North American inter-city network. These wavelength capacity arrangements generally allow us to use the capacity for a term of five years. We have used substantially all of the credits relating to the transfer of the inter-city transmission equipment to purchase the wavelength capacity.

      Repurchase of Senior Notes and Redeemable Preferred Stock. During the second half of 2001, in a series of transactions, we paid $201.9 million to repurchase $557.1 million in principal amount of various series of our senior notes. Also, during the third quarter of 2001, in a series of transactions, we paid $88.4 million to repurchase $472.6 million in liquidation preference of our preferred stock. These repurchases resulted in an extraordinary gain on the early extinguishments of debt of $345.0 million and a gain on the repurchases of preferred stock of $376.9 million.

      Restructuring Charges. During 2001, we implemented a plan to restructure certain of our business operations, which includes divesting certain assets and businesses, and reducing our discretionary spending, capital expenditures and workforce, based on our assessment of current and future market conditions. Total projected operational cash savings from executing this restructuring plan are expected to be approximately $50 million in 2002. In connection with this plan we recorded $509.2 million of restructuring charges. The restructuring charges include a $366.8 million write-down for the excess of carrying value of assets to be sold or abandoned, including our European business unit. The consolidation and exiting of domestic facility leases accounted for $134.4 million of the restructuring charges and was determined based on the future minimum rent commitments for the buildings management intends to exit less estimated sublease rental streams. We also elected to reduce our workforce by approximately 700 employees and recorded an $8.0 million restructuring charge related to involuntary termination severance.

Industry and Market Overview

      Prior to 1984, AT&T Corp. dominated both the local exchange and long distance marketplace by owning the operating entities that provided both local exchange and long distance services to most of the U.S. population. While the court-ordered breakup of AT&T established the conditions for competition in the long distance services market in 1984, the market for local exchange services has been, until recently, virtually closed to competition and has largely been and continues to be dominated by regulated monopolies. To foster competition in the long distance market, AT&T’s divested local exchange businesses, the Regional Bell Operating Companies, or RBOCs, were prohibited from providing long distance services to customers in their home markets.

      The passage of the Telecommunications Act of 1996, or the Telecom Act, established a framework for the creation of competition in the market for local exchange services. Before passage of this law, in most locations throughout the United States, the incumbent carrier operated a virtual monopoly in the provision of most local exchange services. However, just as competition slowly emerged in the long distance business prior to the mandated breakup of AT&T, competitive opportunities also have slowly emerged over the last 10 years at the local exchange level.

      We believe that the Telecom Act provided the opportunity to accelerate the development of competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors’ entry into the local exchange market. These provisions include:

•	Interconnection — provides competitors the right to connect to the incumbent carriers’ networks at any technically feasible point and to obtain access to its rights-of-way;

•	Unbundling of the Local Network — allows competitors to purchase and utilize components of the incumbent carriers’ network selectively;

•	Reciprocal Compensation — establishes the framework between a competitor and the incumbent carrier for use of each other’s networks; and

•	Number Portability — allows incumbent carrier customers to retain their current telephone numbers when they switch to a competitor.

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

      Industry sources estimate that in 2000 the total revenues from local and long distance telecommunications services were approximately $231 billion, of which approximately $121 billion were derived from local exchange services and approximately $110 billion from long distance services. Based on FCC information, total revenues for local and long distance services grew at a compounded annual rate of approximately 5.2% between 1992 and 2000.

      In addition to traditional local and long distance voice services, telecommunication services have been growing at an accelerated pace because of increased data telecommunications, such as Internet usage. As technology advances and businesses continue to implement more data and IP-based solutions, we believe the demand for broadband capacity and additional business and consumer telecommunications services will increase.

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

      The ubiquitous nature and relatively low cost of the Internet have resulted in its widespread usage for certain applications, most notably web access and email. However, usage of the Internet for business applications has been impeded by the limited security and unreliable performance inherent in the structure and management of the Internet. In addition, transmission delays make the Internet less appealing for these emerging applications. Although private networks are capable of offering lower and more stable transmission delays, providers of these emerging applications also desire a network that will offer their customers access to the full features of the Internet. As a result, these businesses and applications providers require a network that combines the best features of the Internet, such as openness, ease of access and low cost made possible by the IP standard, with the advantages of a private network, such as high security, low/fixed latency and customized features.

      Industry analysts expect the market size for both value-added IP data networking services and Internet access to grow rapidly as businesses and consumers increase their use of the Internet, intranets and privately managed IP networks. According to research analysts, the Internet services market in the United States is expected to grow from $13.1 billion in 2000 to $39.0 billion in 2005. In addition, research analysts predict that the market for other data services in the United States, including dedicated access and private line services, will increase from $38.4 billion in 2000 to $90.0 billion in 2005.

      The deregulation of the telecommunications industry and the demand for data communications services have attracted a number of competitive communication service providers, which were generally able to access capital from the public and private markets to fund the massive capital expenditures necessary to construct networks and fund operating losses and debt service. Beginning in 2001, conditions in the capital markets for communications companies began to deteriorate significantly, and by the second part of 2001, those markets were closed entirely for all practical purposes. During this time, the market valuations of the debt and equity securities of telecommunications companies, especially emerging providers, experienced significant declines, which contributed to what has now become a substantial wave of bankruptcies throughout the industry.

Applications and Services

      Historically, our targeted customer base has consisted of primarily small and medium-sized businesses. In 2000 and 2001, we expanded both our services and our targeted customers to include larger national and multi-market customers that can benefit from the broad range of services supported by our extensive broadband network assets. We will continue to offer voice and data service packages tailored to the communication needs of small and medium-sized businesses, and high-speed broadband services designed to attract large multi-location customers.

          Data Applications and Services

               Internet Access

      Our Internet access offerings include dedicated access services targeted at businesses that desire single or multipoint high-speed, dedicated connections to the Internet, at speeds ranging from 56 kilobits per second, or kbps, to 155 megabits per second, or mbps, and digital subscriber line, or DSL, services that include a wide range of dedicated access speeds. We are a tier-1 Internet backbone provider in the U.S., with over 200 public and private peering arrangements, with other Internet backbones.

               Private Data Networking

      We provide dedicated transmission capacity on our networks to customers that desire high-bandwidth links between locations. We offer special access and point-to-point circuits to long distance carriers and other high volume customers, which are used as both primary and back-up circuits. In addition, fiber optic technology that enables signals to be transmitted at different wavelengths on a single fiber allows us to lease one or more dedicated wavelengths to customers that desire high-bandwidth links between locations. We currently offer these services with connections of up to 9.6 gigabits per second, or what our industry refers to as OC-192. This service supports a variety of transmission protocols, including ATM, Frame Relay and SONET.

      Our virtual private network, or VPN, services enable customers to deploy tailored, Internet Protocol-based mission-critical business applications for secure internal enterprise, business-to-business and business-to-customer data communications among geographically dispersed locations, while also affording high-speed access to the Internet. VPN also provides secure access for remote users, such as traveling employees and employees working from home or a remote location, which is not possible using private line and frame relay services. We also offer managed firewall services.

      We offer a suite of Ethernet services, including Gigabit Ethernet, or GigE, in all of our U.S. markets, as well as inter-city Ethernet services between our markets. Our Ethernet services are designed to provide high-speed, high-capacity connections between customers’ local area networks, or LANs, within and between metropolitan areas, while eliminating the need for ongoing configuration, management and acquisition of equipment by the customer. These services are designed to provide private networking data speeds ranging from 10 or 100 megabits per second to one gigabit per second connections, to simplify customers’ network connections, and to significantly reduce their costs.

               Hosting Services

      We offer a range of applications hosting services, which can manage a customer’s web-based infrastructure and operational needs allowing customers to focus on their web-based content. In addition, we provide server management tools and services to manage customers’ servers for them.

      To provide this service, we have configured the central offices of our network backbone with electrical and environmental controls and 24-hour maintenance and technical support, to provide an attractive location for our customers to locate their larger computers (which are known as servers) or from which they can run important applications on servers that we will maintain.

      Our hosting services also include:

•	Web Hosting: support for customers’ websites, including design, maintenance and telecommunications services;

•	Server Collocation: collocation of customers’ servers in our data centers; and

•	Application Hosting: running our customers’ enterprise-wide applications at our data centers and distributing them as needed over our network to ensure uniformity, reduce costs and implement upgrades on a continuous and immediate basis.

          Voice Applications and Services

               Local and Long Distance Voice Services

      We offer a variety of voice applications and services, generally to businesses at prices significantly lower than for comparable local services from the incumbent carrier. These voice services include:

•	local standard dial tone, including touch-tone dialing, 911 and operator assisted calling;

•	local multi-trunk dial tone services, including direct inward dialing, and direct outward dialing;

•	long distance services, including 1+, toll free, calling card and operator services;

•	voice messaging with personalized greetings, send, transfer, reply and remote retrieval capabilities;

•	conferencing services, including voice and web conferencing services; and

•	directory listings and assistance.

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

               Interactive Voice Response

      We develop, host and manage interactive voice response, or IVR, systems for clients that enable end users to order products and services, collect and receive information, seek assistance, facilitate bill payments, and a host of other capabilities over the telephone. Our IVR capabilities utilize a wide range of technologies, from standard touch-tone / push-button dialing to natural language speech recognition and web-to-phone capabilities. We customize for our clients’ particular needs telephony-based software applications and technologies developed by third parties to create IVR systems. We integrate these IVR systems with our clients’ other business systems, such as, order entry and customer relationship management systems. We host and maintain the IVR systems in data centers and deploy them to clients across a network, thereby alleviating the need for our clients to purchase, own, install, or maintain these applications. Clients pay for the use of these customized solutions through a combination of “upfront” payments for development and recurring fees based on transaction volume. We also host and manage pre-paid calling card systems for customers.

          Integrated Voice and Data Services

      We offer bundled packages of voice and data products, known as XOptions, to small and medium-sized businesses, that include integrated, flat-rate packages for specified amounts of certain services, including local and long distance voice services, Internet access and web hosting services. These services include a variety of service packages designed to accommodate different sized customers with anywhere from 10 to 100 employees per location. XOptions eliminates the complexity of working with multiple service providers for installation, maintenance and billing, and also can result in significant savings over the average cost of buying these services from separate competitive voice and data providers. We also offer Integrated Access Services, which can reduce telecom costs by combining local voice, long distance, and dedicated Internet access on a single facility.

XO’s Networks

      We have built fiber optic networks with robust capacity in urban centers in North America. Our IP-optimized inter-city network in North America connects these local networks to one another. Our fiber optic and fixed wireless customer connections will complete our goal of becoming an end-to-end, facilities-based provider of broadband communications services.

      The following diagram depicts the physical components of our nationwide networks.

               Metro Fiber Optic Networks

      The core of each of our metro fiber networks is a ring of fiber optic cable in a city’s central business district that connects to our central offices. These central offices contain the switches and routers that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services. Whenever we can, we build and own these metro fiber networks ourselves or obtain indefeasible rights to use unlit fiber so that we can control the design and technology used to best meet our customers’ needs. We are now operating 37 metro fiber networks serving over 60 cities, having expanded into five major metropolitan markets in 2001.

      The following table provides information on the markets in which we operate metro fiber networks in the United States.

State	Market

Arizona	Phoenix

California	Los Angeles Orange County: Anaheim; Costa Mesa; Fullerton; Garden Grove; Huntington Beach; Inglewood; Irvine; Long Beach; Orange; and Santa Ana
Sacramento
San Diego
San Francisco Bay Area: Fremont; Milpitas; Mountain View; Oakland; Palo Alto; San Jose; San Francisco; Santa Clara and Sunnyvale

Colorado	Denver

Delaware	Wilmington

District of Columbia	Washington

Florida	Miami
Fort Lauderdale
Orlando
Tampa Bay

Georgia	Atlanta
Marietta

Illinois	Chicago

Maryland	Baltimore

Massachusetts	Boston

Michigan	Detroit

Minnesota	Greater Minneapolis/ St. Paul

Missouri	St. Louis

Nevada	Las Vegas

New Jersey	Bergen/ Passaic
Middlesex
Newark

New York	Manhattan

Ohio	Cleveland
Columbus
Akron
Canton

Oregon	Portland

Pennsylvania	Central Pennsylvania: Allentown; Harrisburg; Lancaster; and Reading
Philadelphia
Scranton/ Wilkes Barre

Tennessee	Memphis
Nashville

Texas	Austin
Dallas
Houston
San Antonio

Utah	Salt Lake City
Orem/ Provo

Washington	Seattle
Spokane
Vancouver

      We built our high capacity metro fiber networks using a backbone density ranging between 72 and 432 strands of fiber optic cable. Fiber optic cables have the capacity, or bandwidth, to carry tens of thousands times the amount of traffic as traditionally-configured copper wire. We believe that installing high-count fiber strands will allow us to offer a higher volume of broadband and voice services without incurring significant additional construction costs. To enhance our ability to connect customers directly to our networks, we design them to serve both core downtown areas and other metropolitan and suburban areas where business development supports the capital required for the network build.

          Inter-City Network

      We have created a single, end-to-end network by linking our metro fiber networks to one another through the use of an inter-city fiber optic network, which enables us to offer our customers integrated, end-to-end communications services over facilities we control. Although we own rights to multiple fibers and a single empty conduit, our inter-city network currently consists primarily of dedicated wavelengths on lit fiber optic cables, onto which we have deployed transmission and routing equipment. All of our metro networks are connected to this inter-city network, either directly or through other connections. As part of our capital conservation initiative, we announced in April 2001 that we would postpone “lighting” our inter-city fibers, and in order to provide inter-city transport in the interim would purchase wavelength capacity from Level 3 along the same routes as our inter-city network assets. By using our own transmission and routing equipment, we can maximize the capacity and enhance the performance of the network as needed to meet our customers’ current and future broadband data and other communications needs, rather than relying on the owners of leased lines to make those upgrades.

      In November 2001, we announced the completion of our OC-192 capacity Internet backbone using the Level 3 wavelength services and our own routers and transport equipment. We have migrated a substantial amount of services and customer traffic onto our backbone. This backbone provides our customers with improved network redundancy, security and performance, and enables us to offer customers services that take advantage of future Internet Protocol technologies.

      Our inter-city network assets that we have acquired, but not yet deployed, consist of the following interests in a fiber network that traverses over 16,000 miles and connects more than 60 cities in the United States and Canada, including most of the major metropolitan markets served by our metro networks:

•	an exclusive interest in 24 unlit fibers in a shared, filled conduit throughout this network; and

•	an exclusive interest in one empty conduit, with a capacity of up to 432 fiber optic strands.

      We currently are holding these inter-city network assets until such time that market conditions improve and it is economical to light all or parts of that network. Much of the equipment used in connection with our inter-city network is positioned so that we can easily transfer from the wavelength capacity provided by Level 3 to servers on our inter-city fiber network when demand or other considerations make it more efficient for us to install optical network equipment to “light” all or a portion of that network.

          Connecting Customers to Our Networks

      We attempt to connect our customers directly to our networks where it is economical to do so. We believe that by deploying direct connections to our customers, rather than connecting through the incumbent carriers’ facilities, we will reduce our costs and be better positioned to meet our customers’ communications requirements and to more rapidly deploy our service. For example, direct customer connections enhance our ability to:

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

      Even in instances where it is not economical to connect customers using our fiber optic cable or fixed wireless spectrum, leasing facilities from incumbent carriers remains a viable alternative. By building our metro networks in central business districts, in many cases we have minimized the distance from our network to a potential customer, which results in lower costs associated with these leased facilities because the cost of those facilities is generally based, in part, on the length of the leased connection.

      Fiber Optics. In cases where expected revenues justify the cost, we will construct a new fiber optic extension from our network to the customer’s premises. Whether it is economical to construct a fiber optic extension depends, among other things, on:

•	the existing and potential revenue base located in the building in question;

•	the building location relative to our network, and

•	local permit requirements.

      Even if we initially determine that it is not economical to construct a fiber connection to a building, we will continually reexamine the costs and benefits of a fiber connection and may at a later date determine that construction of one is justified.

      Broadband Wireless Spectrum. In cases where construction of a fiber optic connection is not practical or economical, under certain circumstances, we may deploy a high-bandwidth wireless connection between an antenna on the roof of the customer’s premises and an antenna attached to our fiber rings.

These wireless connections offer high-quality broadband capacity, take less time to install, and, under the right conditions, and cost less than fiber connections.

      We hold licenses to 1,150 to 1,300 MHz of local multipoint distribution services, or LMDS, spectrum in 58 cities, covering areas where 95% of the population of the 30 largest U.S. cities live or work. Our licenses also include 150 MHz of LMDS spectrum in 10 smaller cities and 300 MHz of spectrum in the five boroughs that comprise New York City. We also hold ten fixed wireless licenses in the 39 gigahertz, or GHz, frequency. Eight such licenses provide from 100 to 300 additional MHz in four cities where we hold a 150 MHz LMDS license and two 39 GHz license provide us with 200 MHz of fixed wireless capacity in Las Vegas, where we do not hold a LMDS license.

      The following table provides information on the markets in which we hold licenses for LMDS and 39 GHz broadband fixed wireless spectrum in the United States. Unless otherwise noted, the licenses listed below are for LMDS spectrum.

State	Market	MHz

Alabama	Birmingham	1,150

	Huntsville	1,150

Arizona	Tucson	1,150

California	Los Angeles	1,300

	Sacramento	1,150

	San Diego (1)	450

	San Francisco (1)	350

	San Luis Obispo	1,150

	Santa Barbara- Santa Monica	1,150

Colorado	Denver (2)	400

Connecticut	Hartford	1,300

	New Haven-Waterbury-Meriden	1,300

	New London	150

District of Columbia	Washington	1,300

Florida	Jacksonville	1,150

	Lakeland-Winterhaven	150

	Miami-Ft. Lauderdale	1,150

	Ocala	150

	Tampa-St. Petersburg-Clearwater	1,150

	West Palm Beach- Boca Raton	1,150

Georgia	Atlanta	1,300

Illinois	Chicago	1,300

Indiana	Indianapolis	1,300

Iowa	Des Moines	1,150

Kentucky	Lexington	1,150

	Louisville	1,150

Maryland	Baltimore	1,300

Massachusetts	Boston	1,300

	Springfield-Holyoke	1,150

	Worcester-Fitchburg-Leominster	1,150

Michigan	Detroit	1,300

Minnesota	Minneapolis-St. Paul	1,300

Missouri	Kansas City	150

	St. Louis	1,300

Nebraska	Omaha	1,150

Nevada	Las Vegas (3)	200

New Hampshire	Manchester-Nashua-Concord	1,150

New Mexico	Albuquerque	1,150

New York	Albany-Schenectady	1,150

	Buffalo-Niagara Falls	1,150

	New York City (4)	300

	Rochester	1,300

	Syracuse	1,150

North Carolina	Charlotte-Gastonia	1,150

	Hickory-Lenoir-Morganton	1,150

	Raleigh-Durham	1,150

Ohio	Cleveland	150

	Cincinnati	150

	Columbus	150

	Mansfield	150

	Toledo (1)	350

Oklahoma	Lawton-Duncan	1,150

	Oklahoma City	1,150

	Tulsa	1,150

Oregon	Klamath Falls	150

	Medford-Grants Pass	150

	Portland	1,150

Pennsylvania	Philadelphia-Wilmington, DE	1,150

	Pittsburgh	1,150

Rhode Island	Providence-Pawtucket	1,300

South Carolina	Columbia	1,150

	Greenville-Spartanburg	1,150

Tennessee	Chattanooga	1,150

	Knoxville	1,150

	Memphis	1,150

	Nashville	1,150

Texas	Austin	1,300

	Dallas-Ft. Worth	1,150

	El Paso	1,150

	Houston	1,150

	San Antonio	1,150

Virginia	Richmond-Petersburg	1,150

Washington	Seattle-Tacoma	1,150

Wisconsin	Milwaukee	1,300

(1)	Represents licenses for a combination of LMDS and 39 GHz spectrum, and includes 150 MHz of LMDS spectrum and from 100 to 300 MHz of 39 GHz spectrum.

(2)	Represents licenses for a combination of LMDS and 39 GHz spectrum, and includes 300 MHz of LMDS spectrum and 100 MHz of 39 GHz spectrum.

(3)	Represents 200 MHz of 39 GHz spectrum.

(4)	For the five boroughs comprising New York City, we hold licenses for 300 MHz of spectrum. For the remainder of the New York Basic Trading Area, we hold licenses for 1,300 MHz of spectrum.

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

      DSL Technology. We have also deployed DSL technology to meet the high-bandwidth needs of those customers located less than three miles from the incumbent carrier’s central office and whose customer connection remains over copper wire. DSL technology reduces the bottleneck in the transport of information, particularly for data services, by increasing the data carrying capacity of copper telephone lines. We believe that, for many locations, existing copper connections using DSL technology from customer buildings to our local fiber optic networks will offer a lower cost solution for providing high-quality broadband services than fiber or fixed wireless connections.

      We offer DSL service in numerous markets in the U.S., mainly through wholesale arrangements with other DSL service providers. We have introduced our own DSL equipment and services at many collocation sites, including central offices of the incumbent carriers.

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

      Over the past few years, both optical and IP-based networking technologies have undergone rapid innovation. These technologies enable us to offer our customers numerous high-speed data services. Because it is more efficient, these innovations increase the effective capacity of networks for these types of applications. In the future, we expect that IP-based technology will become the preferred technology for voice calls and facsimile transmission as well. We plan to remain flexible in our use of technology, so that, as underlying communications technology changes, we will have the ability to take advantage of and implement new technologies that best meet our network requirements and customers’ needs.

      The illustration below depicts the configured circuit capacities deployed in the IP network.

          Fiber Optic Technology

      To enhance the capacity of our metro networks, we are incorporating dense wavelength division multiplexing technology, which increases the capacity of an optical fiber by simultaneously operating at more than one wavelength, thereby allowing the transmission of multiple signals through the same fiber at different wavelengths.

          Switching Technology

      There are two widely used switching technologies currently deployed in communications networks: circuit-switching systems and packet-switching systems. Circuit switch-based communications systems, which currently dominate the public telephone network, establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call.

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

      We have constructed IP points of presence in all of our major markets using high-capacity IP routers, through which we offer Internet-related services. We currently connect these points of presence with our inter-city fiber network, which serves as our OC-192 IP backbone.

      We have deployed a number of next generation switching technologies, including soft-switch, optical and Ethernet switching technologies. The soft-switch is a distributed computer system that performs the same functions as a circuit switch. It can route and switch information at an extremely fast rate. Initially, we will use soft-switch technology to complement and relieve traffic from our circuit switches. We have deployed optical switching, routing and transmission equipment on our inter-city network to create an all-optical network. This technology is designed to make significant amounts of bandwidth available to our customers. It also is designed to enable us to more effectively and efficiently manage our customers’ transmissions and to enhance our deployment of dense multiplexing technology. Optical switching will support all transmission protocols, including IP, ATM, and frame relay. We also are deploying Ethernet switching technology to support and expand our Ethernet services.

      We believe that the deployment of IP and soft-switch technologies in our network will enable us to implement new services based on current IP technology, and position us to adopt future IP technology implementations as they evolve to support fully integrated communications networks.

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

      In general, because fixed wireless technology transmits information with narrow beam widths, a greater amount of available MHz of spectrum allows us to deploy fixed wireless transmission equipment with greater density and increases our ability to re-use channels, without radio wave interference. This means that, like cellular telephone systems, fixed wireless sites can be split into sectors in order to increase the available capacity. The large amount of capacity in each channel permits the simultaneous use of multiple voice and data applications. We believe that in smaller markets where we have a license for only 150 MHz of spectrum, we have sufficient available spectrum to meet our needs.

      The spectrum under the licenses we hold is not suitable for mobile telephones, but can transmit voice, data or video signals from one fixed antenna to one or many others. As the word “local” in the local multipoint distribution service name implies, the radio links provided using LMDS frequencies are of limited distance, typically of a few miles or less, due to the degradation of these high-frequency signals over greater distances. The same is true of the 39 GHz spectrum.

      A wireless connection typically consists of paired antennas that we anticipate will be placed at a distance of up to 2.5 miles from one another with a direct, unobstructed line of sight. The antennas are typically installed on rooftops, towers or windows. Because these connections are affected by rain attenuation in areas of heavy rainfall, transmission links are engineered for shorter distances and greater power to maintain transmission quality. This reduction of path link distances to maintain transmission quality requires more closely spaced transceivers and, therefore, tends to increase the cost of service coverage.

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

Sales and Customer Care

          Overview

      Our sales organization includes a direct field sales force, a telesales operation and third party sales agents. Our direct sales force includes two sales organizations. Our market sales organization focuses on medium-sized customers and larger or growing businesses within a market and multi-market accounts. Our national sales organization focuses on targeted larger and national accounts, and specific enterprise and carrier channels and customer segments.

      Historically, our primary sales efforts focused on selling switched local and long distance voice services to small and medium-sized businesses and professional groups with fewer than 50 business lines. The sales effort of our market sales organization now focuses on selling our full suite of services to medium and larger businesses and multi-market accounts. Our market research indicates that these customers prefer a single source for all of their telecommunications requirements, including products, billing, installation, maintenance, and customer service. By offering these customers our bundled local and long distance services or our XOptions packages, which bundle local and long distance voice services, Internet access and web hosting services, we believe we provide our customers a level of convenience that generally is unavailable in the communications marketplace.

      We market and sell services to other telecommunications carriers and large commercial users through our national sales team. The expansion of our data service capabilities has enabled our national sales team to expand our targeted customers to include larger national and multi-market accounts customers that can benefit from our broad range of services.

      We market and sell our shared tenant services through a separate direct sales force, which targets high concentrations of business customers in multi-tenant commercial office buildings in the metropolitan areas in which we provide service.

          Sales

      We have established highly motivated and experienced direct field and telesales forces that are designed to establish a direct and personal relationship with our customers. We seek to recruit salespeople with strong sales and telecommunications backgrounds, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators and the incumbent carriers. Salespeople are offered incentives through a commission structure that generally targets 40% to 50% of a salesperson’s total compensation to be based on performance. The size of our sales organization has remained relatively constant from 2000 to 2001, with approximately 1,750 salespeople at December 31, 2001 and approximately 1,700 salespeople at December 31, 2000.

          Other Sales Channels

      We have complemented our direct sales force by developing alternative sales channels to distribute the increasing number of products and services available to our broadening customer base. These channels include numerous third party sales agents. We currently have distribution arrangements with a number of national, regional and local agents and agency firms, whose representatives market a broad range of XO services. Our alternate distribution channel includes over 500 indirect agents in markets throughout the United States. We also market via our telesales operation and via the Internet at www.xo.com.

          Customer Care

      Once a customer’s services have been installed, our customer care operations support customer retention and satisfaction. Historically, customers received support from customer care representatives based in each of our markets. In 2000, we consolidated customer care operations into four primary centers. Our goal continues to be to provide customers with a customer care group that has the ability and resources to respond to and resolve customer questions and issues as they arise. As the number of markets in which we operate expanded, we found that centralizing customer care centers enabled us to provide customers with better care, including the availability of representatives 24 hours a day, seven days a week. This structure not only takes advantage of economies of scale, which we believe improves our cost structure significantly, but also enables us to provide better customer service. We, however, still provide locally-based care for our most complex, largest customers. The size of our customer care organization has remained relatively constant from 2000 to 2001, with approximately 1,000 employees at December 31, 2001 and approximately 900 employees at December 31, 2000.

Regulatory Overview

          Overview

      In 1996, the Telecom Act, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local telecommunications services throughout the United States by new competitive entrants such as us. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier — often a former subsidiary of AT&T, known as a Regional Bell Operating Company, or RBOC — which owned and operated the entire local exchange network. The RBOCs, following some recent consolidation, now consist of the following companies: BellSouth, Verizon, Qwest Communications and SBC Communications. Among other things, the Telecom Act preempts state or local governments from prohibiting any entity from providing telecommunications service, which had the effect of eliminating prohibitions on entry found in almost half of the states at the time the Telecom Act, was enacted.

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

          Federal Regulation

      Although the FCC exercises jurisdiction over our communication facilities and services, we are not currently required to obtain FCC authorization for the installation, acquisition or operation of our wireline network facilities. We have obtained FCC authority to provide facilities-based domestic and international services. In addition, we are required to hold and have obtained FCC authorizations for the operation of our fixed wireless LMDS and 39 GHz facilities. Unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation, which leaves us free to set our own pricing policies. The FCC does authorize us to file interstate tariffs on an ongoing basis for interstate access (rates charged among carriers for access to their networks). The FCC, however, has issued a decision that required us to withdraw tariffs for interstate domestic long distance service and international long distance service. We, however, still are required to make the terms, conditions and pricing of the detariffed services available to the public on our Company web page.

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

      Although the rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented and enforced to permit competitive telephone companies like us to compete effectively with the incumbent carriers. Discussed below are several FCC and court proceedings relating to the application of certain FCC rules and policies that are significant to our operations.

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

      In addition, incumbent carriers must provide access to combinations of elements if they are currently combined in the networks, but the FCC did not address whether an incumbent carrier must combine network elements that are not already combined in the network because that issue is pending before the Supreme Court.

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

      The Supreme Court’s decision did not address or resolve the incumbent carriers’ challenge to the FCC’s forward-looking pricing methodology for unbundling network elements. The incumbent carriers challenged this methodology before the Eighth Circuit Court of Appeals, which issued a decision vacating the FCC’s decision to use a forward-looking pricing methodology. The Eighth Circuit decision has been appealed to the Supreme Court. If the incumbent carriers succeed in defending the Eighth Circuit decision, we may be required to pay more to purchase network elements, which could increase our cost of doing business.

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

      The FCC has granted two RBOCs the authority to provide long distance service in a few states. Verizon has such authority in the New York, Massachusetts, Pennsylvania, Connecticut and Rhode Island and SBC Communications has such authority in Texas, Kansas, Oklahoma, Arkansas and Missouri. In addition, several applications by the RBOCs are currently pending before state commissions and the FCC. We cannot predict if any of these applications will be approved or when such approval is likely to occur. Approval could have an adverse affect on our ability to compete if it is not accompanied by safeguards to ensure that the RBOC continues to comply with the market-opening requirements of Section 271 or if it is granted prematurely before the RBOC has completely satisfied the market-opening requirements.

          Provision of Broadband Telecommunications Services and Information Services.

      Rules promulgated under the Telecom Act restrict the RBOCs’ ability to provide advanced telecommunications services, or broadband services, such as data and DSL services. The RBOCs are also required under the FCC’s unbundling rules to make available unbundled network elements for the provision of broadband services by their competitors. The RBOCs have challenged these restrictions and obligations at the FCC, in court appeals and through federal and state legislative efforts. For example, the U.S. House of Representatives recently passed H.R. 1542, the Internet Freedom and Broadband Deployment Act of 2001, usually referred to as the Tauzin-Dingell bill, which aims to exempt the RBOCs’ broadband access services from unbundling and other equal access provisions of the Telecom Act. The bill has now been forwarded by the U.S. House of Representatives to the U.S. Senate for consideration.

      In addition to the Tauzin-Dingell bill, the FCC has initiated three proceedings that could result in a diminishment of incumbent carriers’ requirement to make unbundled network elements available to competitors for certain broadband or information services. First, the FCC has issued its “Incumbent LEC Broadband Telecommunications Services Notice” to examine the regulatory requirements for the incumbent carriers’ provision of broadband telecommunications services. Second, under its rules, the FCC is required to review existing unbundling regulations every three years to determine whether they remain necessary. As part of this review, the FCC has issued a “Triennial Review Notice” to address whether incumbent carriers’ should continue to be required to make their facilities available to CLECs for the provision of broadband services. Third, the FCC has issued a Notice of Proposed Rulemaking entitled “Appropriate Framework for Broadband Access to the Internet Over Wireline Facilities” that requests comments on the proper classification of broadband access services as either regulated telecommunications services or unregulated information services. A regulatory decision, legislative change or a court ruling striking down the FCC’s restrictions on RBOCs’ ability to provide advanced services, including broadband services, or broadening the definition of what constitutes unregulated information services may have the effect of allowing RBOCs to provide terms, conditions and pricing to their own affiliates that provide data or information services that are better than those made available to unaffiliated competitors. Such a decision could also have the result of increasing our cost of doing business by restricting the availability of certain unbundled network elements or increasing the cost of purchasing or leasing such facilities from the RBOCs.

          Universal Service.

      In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as “universal service”. For example, the FCC established new subsidies for services provided to qualifying schools and libraries and rural health care providers, and expanded existing subsidies to low income consumers. Most telecommunications companies, including us, must pay for these programs based on its share of its interstate telecommunications revenues. In a 1999 decision, the Fifth Circuit Court of Appeals issued a ruling that had the net effect of somewhat lowering our contribution of revenues to universal service. Now, the FCC has taken further steps to modify the system for assessment and recovery of universal service funds. In a Notice of Proposed Rulemaking, the FCC has asked many broad-ranging questions regarding universal service including, whether to change its method of assessing contributions due from carriers to base it on the number and capacity of connections they provide, rather than on interstate revenues they earn. We cannot be sure that legislation or FCC rulemaking will not increase the size of our subsidy payments or the scope of the subsidy program.

          Intercarrier Compensation Reform.

      Currently, communications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges, both of which are being considered for reform.

Interstate Access Charges. Long distance carriers pay local carriers, including us, interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers’ networks. Historically, the RBOCs set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. With the establishment of an explicit and competitively neutral universal service subsidy mechanism, however, the FCC is under increasing pressure to revise the current access charge regime to bring the charges closer to the cost of providing access. In response, the FCC issued a decision in 2001 setting the rates that competitive local carriers charge to long distance carriers at a level that will gradually decrease over the next three years from a maximum of $0.025 per minute to the rates charged by incumbent carriers. So long as we are in compliance with the FCC’s rate schedule, the FCC’s order forbids long distance carriers from challenging our interstate access rates. Although this FCC decision lowering access charges will reduce our access charge revenues over time, we do not expect that such a reduction will have a material impact on our total revenues or financial position.

Local Reciprocal Compensation Charges. Local telephone companies such as us typically compensate other local carriers for terminating traffic on their networks. These payments flow in two directions. First, when we terminate traffic for another local carrier to a customer on our network, we collect compensation. Second, when we send traffic to another carrier for termination, we pay compensation. Some competitors, however, have a customer base that generates many more minutes of terminating traffic from other carriers than originating traffic destined for other carriers. For example, a competitor that has a customer base that has many information service providers typically will have a large amount of compensation being paid to it by other carriers, while it will owe very little reciprocal compensation to other carriers. The FCC revamped the local reciprocal compensation structure in 2001 to eliminate or reduce the opportunity for carriers to take advantage of an imbalance of originating and terminating traffic flows. Under the decision, at the election of the incumbent carrier, terminating traffic that is out-of-balance by a ratio of more than 3 to 1 can be compensated at a lower rate, or in some cases, at no charge. Because our traffic is relatively in balance across our markets, however, we do not expect the FCC decision to restructure reciprocal compensation to have a material impact on our total revenues or financial position.

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

      We currently expect that completion of the proposed recapitalization transactions under consideration will result in a change of control of XO under applicable FCC regulations so that the transaction will be subject to FCC approval. We have submitted our application for approval of the transactions pursuant to the Stock Purchase Agreement to the FCC, but cannot predict when we will receive approval for the investment under that agreement or any alternative recapitalization, if at all.

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

      If an existing franchise or license agreement were to be terminated prior to its expiration date and we were forced to remove our fiber from the streets or abandon our network in place, our operations in that area would cease, which could have a material adverse effect on our business as a whole. We believe that the provisions of the Telecom Act barring state and local requirements that prohibit or have the effect of prohibiting any entity from providing telecommunications service should be construed to limit any such action. Although none of our existing franchise or license agreements has been terminated, and we have received no threat of such a termination, there can be no assurance that one or more local authorities will not attempt to take such action. Nor is it clear that we would prevail in any judicial or regulatory proceeding to resolve such a dispute.

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

          Incumbent Carriers

      In each market we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. We compete with the incumbent carriers in our markets for local exchange and other services on the basis of product offerings, quality, capacity and reliability of network facilities, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the incumbent carriers have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. Competition, however, is not based on any proprietary technology. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our networks’ dual path architectures and state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks.

          Other Voice Service Competitors

      We also face, and expect to continue to face, competition for local telecommunications services from other competitors and potential competitors. In addition to the incumbent carriers, competitors and potential competitors offering or capable of offering switched local and long distance services include carriers such as AT&T, WorldCom, Inc. and Sprint Corporation, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users, as well as other new entrants such as Time Warner Telecom, Level 3, and McLeodUSA Incorporated.

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

          Data Service Competitors

      We face competition from at least four groups of companies for Internet access and other data services, and the following are examples of the key competitors in these groups:

•	telecommunications companies: AT&T, WorldCom, Sprint, Level 3, Qwest, and the other incumbent carriers;

•	online service providers: AOL Time Warner and MSN, the Microsoft Network;

•	Internet service providers: Genuity, a subsidiary of GTE, Globix Corporation, NTT/ Verio, EarthLink Network, Inc., and other national and regional providers; and

•	web hosting providers: MFN, Exodus Communications, IBM, and Accenture

      Additional groups of competitors include cable companies and DSL providers, including Covad Communications Group, Inc.

      Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to us.

          Other Business Competitors

      Our enhanced communications service offerings are also subject to competition. For example, there are several competitors that offer interactive voice response services similar to those offered by our Interactive division, such as Basis, Interactive Telesis and West Corporation, which we believe focus their sales efforts on large volume interactive voice response service users, live agent call centers and IVR hardware sales. The pre-paid calling card business is intensely competitive. Competitors include AT&T, MCI WorldCom, Sprint and IDT.

Employees

      As of December 31, 2001, we employed approximately 6,700 people, including full-time and part-time employees. We consider our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

Risk Factors

                    Risks Related to Recapitalization Process

Holders of certain of our unsecured notes and equity securities are not expected to receive any meaningful recovery in our proposed recapitalization.

      Based on the proposals we have received to date, we currently anticipate that under any proposed recapitalization, holders of our senior notes will not receive full value for their claims. Consequently, any proposed plan of recapitalization likely will not provide for any meaningful recovery by the holders of our convertible subordinated notes or our equity and equity related securities, including our common and preferred stock and outstanding stock options.

Our proposed recapitalization may not be completed.

      The completion of our proposed recapitalization will require support from our creditors. If it is implemented pursuant to a bankruptcy proceeding, consummation of any plan of reorganization will require a favorable vote by certain impaired classes of creditors, satisfaction of certain bankruptcy law requirements and confirmation by the bankruptcy court, which, as a court of equity, may exercise substantial discretion and choose not to confirm the plan.

      Consummations of the transactions contemplated by the Stock Purchase Agreement are, and consummation of any alternative investment transaction will likely be, subject to satisfaction or waiver of certain conditions. With respect to the Stock Purchase Agreement, the conditions to which consummation of that investment is subject include the resolution of certain pending litigation, the absence of a material adverse change in our business, receipt of regulatory approvals and a reduction in our total indebtedness outstanding to no more than $1.0 billion of borrowings in addition to certain other secured indebtedness and capital lease obligations. Satisfaction of certain of the conditions under the Stock Purchase Agreement are out of our control or must be satisfied at the Investors’ sole discretion. Accordingly, even if the proposed recapitalization receives the necessary support from our creditors, there can be no assurance that it will be completed. If a protracted reorganization was to occur, or a liquidation would be necessary, there is a risk that the value of XO would be eroded to the detriment of all XO stakeholders.

We and members of our board of directors have been named as party defendants in a number of lawsuits that purport to be class action suits brought on behalf of XO’s stockholders, which could impact the completion of our proposed recapitalization and our financial condition.

      We and members of our board of directors have been named as party defendants in a number of lawsuits that purport to be class action suits brought on behalf of XO’s stockholders. Some of these actions allege federal securities law violations by the Company and certain directors relating to certain financial disclosures during the year 2001 and some allege that the defendants, including the Company and the members of the board of directors, breached certain fiduciary duties in connection with the proposed investments by the Forstmann Little Investors and Telmex. Satisfactory resolution of these lawsuits is a condition to the Investors’ obligation to complete the investment under the Stock Purchase Agreement, which must be satisfied in the Investors’ sole discretion.

The investment contemplated by the Stock Purchase Agreement, and any alternative investment, may not be completed if regulatory approvals are not obtained.

      It is a condition to the Investors’ obligations under the Stock Purchase Agreement that regulatory approvals required in order to consummate the investment have been obtained or waived in whole or part by the Investors. If these required approvals (or waivers) are not obtained by January 15, 2003 and by a final order (as defined in the Stock Purchase Agreement) on March 15, 2003, each Investor may terminate their obligations under the agreement. Completion of alternative investment proposals also is expected to require regulatory approvals. The enactment of new federal, state or local legislation or regulations, including FCC rulemaking, or judicial interpretations of new or existing legislation or regulations, could delay receipt of the required approvals or prevent them from being obtained.

Our operations may be disrupted during the course of the proposed recapitalization.

      It is currently expected that our proposed recapitalization will be implemented through a chapter 11 bankruptcy filing by XO Parent and the confirmation of a plan of reorganization in the bankruptcy proceedings. The uncertainty surrounding our recapitalization, and any related bankruptcy filing, could have significant adverse effects on our business, particularly if the process is protracted. Because the businesses of all of our operating subsidiaries are closely related and we market services under the XO brand, any adverse effect caused by the proposed recapitalization could adversely affect not only XO Parent, the entity that issued our long-term debt and preferred stock obligations, but also all XO subsidiaries that are not involved directly with the proposed recapitalization. Specifically, this uncertainty could:

•	adversely affect customer relations and increase the risk that we lose customers or are subject to more aggressive tactics of competitors;

•	adversely affect vendor relations or lead to the tightening of trade credit; and

•	make it difficult to attract and retain key employees.

      Any adverse publicity resulting from any recapitalization process could contribute to or compound these adverse affects to our business.

      The Stock Purchase Agreement with the Forstmann Little Investors and Telmex contains covenants regarding the conduct of our business to which we are subject until the Stock Purchase Agreement is terminated or the investment transactions contemplated by it are consummated. The covenants require, among other things that, unless the Investors consent, we must conduct our business only in the ordinary course and consistent with past practice, or as may be ordered by a bankruptcy court and we must use reasonable best efforts to preserve our assets, properties and business relationships. The covenants also preclude a number of actions by us. The covenants may limit our ability to respond to certain market events or take advantage of certain market opportunities.

The tax consequences of the proposed recapitalization are uncertain.

      Although we do not believe that implementation of our proposed recapitalization will itself result in significant tax liability, the impact on our ability to use existing net operating loss carryovers, built-in losses and other favorable tax attributes following completion of the proposed recapitalization is uncertain. Limitations on our ability to use such favorable tax attributes could adversely affect our financial position.

                    Risks Related to Liquidity and Financial Resources

We have a history of increasing net losses and negative cash flow from operations and we may never be able to satisfy our cash needs from operations.

      For each period since inception, we have incurred substantial and increasing net losses and negative cash flow from operations. For 2001, we posted a net loss attributable to common stockholders of approximately $1.8 billion and showed negative cash flows from operations of approximately $560.9 million. Our accumulated deficit was approximately $4.3 billion at December 31, 2001. We expect that losses and negative cash flow from operations will continue over the next several years.

      Our existing operations do not currently, and are not expected in the near future to, generate cash flows from which we can make interest payments on our currently outstanding indebtedness and unsecured notes, make dividend payments on our currently outstanding preferred stock or fund continuing operations and planned capital expenditures. We cannot know when, if ever, net cash generated by our operations will support our growth and continued operations.

      Even if our proposed recapitalization is completed, our existing operations are not expected to generate cash flows sufficient to pay our expected operating expenses, fund our capital expenditure requirements and make interest payments on indebtedness expected to be outstanding after completion of the recapitalization for a few years.

If we are not successful in raising additional capital, we may have to drastically alter our business plan or liquidate.

      Although our metro and inter-city networks are substantially complete, our business plan contemplates substantial additional capital spending. We will need to raise additional capital because our anticipated future funding requirements for operating expenses, capital expenditures and debt service exceed the $755.2 million in cash and marketable securities we had on hand as of December 31, 2001 and any cash we expect will be generated from operations.

      If our proposed recapitalization is not implemented or, as a result of these existing market conditions or other factors, we fail or are unable to raise sufficient capital when needed, we may have to drastically alter our business plan so as to conserve cash, or sell all or a portion of our assets, possibly pursuant to a liquidation proceeding in bankruptcy court, or both.

We have substantial existing debt and preferred stock and we may incur substantial additional obligations that will increase the risk of a default.

      As of December 31, 2001, we had outstanding ten issues of senior notes and one issue of convertible subordinated notes totaling $4.1 billion in principal amount and accreted value, approximately $6.7 million in miscellaneous debt obligations of our subsidiaries, and eight series of redeemable preferred stock with an aggregate liquidation preference of $1.7 billion. In addition, we have outstanding a $1.0 billion senior secured credit facility. Based on our capital structure at December 31, 2001 and the existing interest rates for obligations with variable interest rates, and assuming payment of dividends in additional shares of preferred stock for the series of our preferred stock that permit this type of dividend payment, we estimate that our cash commitments for interest expense and dividend payments for 2002, if we were to pay them, would be approximately $409 million. We, however, have not been paying scheduled interest payments on our senior and subordinated notes or dividend payments on our preferred stock since December 1, 2001, which has resulted in payment defaults under the indentures governing notes for which scheduled interest payments have not been made and in the breach of cross-default covenants under our credit facility and the indentures governing all other notes.

      Unless our proposed recapitalization is completed, we will probably require additional financing by the end of 2002, much of which could be in the form of additional indebtedness, which would further increase the risk of a additional defaults unless we can establish an adequate revenue base and generate sufficient cash flow to repay our indebtedness. We may never establish an adequate revenue base to produce an operating profit or generate adequate positive cash flow to provide future capital expenditures and repayment of debt.

      We currently expect that even if the proposed recapitalization is completed, we will have over $1.0 billion of secured indebtedness outstanding. Our credit facility, as we anticipate it will be amended in connection with the implementation of the proposed recapitalization, will permit us to incur substantial additional indebtedness.

The covenants in our indentures and senior secured credit facility restrict our financial and operational flexibility, which could have an adverse affect on our results of operations.

      The indentures under which our senior notes have been issued and our senior secured credit facility contain covenants that restrict, among other things, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. Our senior secured credit facility also requires us to maintain specified financial ratios. As of December 1, 2001, we stopped paying interest on all of our senior and subordinated notes that provide for payment of interest in cash, which resulted in defaults under the indentures under which our senior and subordinated notes were issued and under our senior secured credit facility with respect to cross default events related to our failure to make these payments. For the fourth quarter 2001, we also failed to satisfy the covenant in our senior secured credit facility relating to our fourth quarter revenues.

      Because of these defaults, or, in the case of our credit facility, if we fail to satisfy the conditions under the Forbearance Agreement, the terms of our indentures and credit facility provide that the holders of our senior and subordinated notes or the lenders under our credit facility could declare a default and demand immediate repayment and, unless we cure the defaults, they could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our senior secured credit facility consists of all of the assets purchased with the proceeds thereof, the stock of certain of our direct subsidiaries, all of our assets and, to the extent of $125.0 million of guaranteed debt, assets of our subsidiaries. The defaults under these agreements could adversely affect our rights under other commercial agreements.

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

      Even if our credit facility is amended in connection with the implementation of our proposed recapitalization, we will be subject to covenants that restrict our operational flexibility and require us to maintain certain financial ratios, and the lenders under the credit facility will have a security interest in substantially all of our assets and the assets of our subsidiaries. As discussed above, the Stock Purchase Agreement with the Forstmann Little Investors and Telmex contains covenants regarding the conduct of our business to which we are subject until the Stock Purchase Agreement is terminated or the investment transactions contemplated by it are consummated.

                    Risks Related to Network and Product Development

Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

      We hold some of the unlit fiber that makes up the foundation of our network, particularly in our inter-city network, through long-term leases or indefeasible right of use agreements. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of our network and ultimately on our results of operations. There has been increasing financial pressure on some of our fiber providers as part of the overall weakening of the telecommunications market over the past twelve to eighteen months. Consequently, in the case of a bankruptcy or financial collapse by one of our fiber providers, our rights under our dark fiber agreements remain unclear. In particular, to our knowledge, the rights of the holder of such rights in strands of unlit fiber have never been addressed by the judiciary at the state or federal level in bankruptcy.

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

      Some of the operations support systems we employ are proprietary. Our operations support systems are expected to be an important factor in our success. If any of these systems fail or do not perform as expected, we could suffer customer dissatisfaction, loss of business or the inability to add customers on a timely basis, any of which would adversely affect our revenues. Furthermore, problems may arise with higher processing volumes or with additional automation features, which could potentially result in system breakdowns and delays and additional unanticipated expense to remedy the defect or to replace the defective system with an alternative system.

If our selection of IP technology is incorrect, ineffective or unacceptably costly, implementation of our business strategy could be delayed, which would adversely affect our growth and operating results.

      We plan to rely on IP technology as the basis for our planned end-to-end network. Although IP technology is used throughout the Internet, its extension to support other telecommunications applications, such as voice and video, has not yet been perfected, and IP technology currently has several deficiencies, including poor reliability and quality. Integrating this technology into our network may prove difficult and may be subject to delays. In addition, improvements to the IP technology may not become available in a timely fashion or at a reasonable cost, if at all. If the technology choices we make prove to be incorrect, ineffective or unacceptably costly, our strategy of creating an end-to-end North American network could be delayed, which would adversely affect our growth and operating results.

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

      Connecting a customer who is a tenant in an office building directly to our network requires installation of in-building cabling through the building’s risers from the customer’s office to our fiber in the street or building equipment room, or our antenna on the roof. In some office buildings, particularly the premier buildings in the largest markets, the risers are already close to their maximum physical capacity due to the entry of other competitive carriers into the market. Fixed wireless direct connections require us to obtain access to rooftops from building owners. Moreover, the owners of these buildings are increasingly requiring competitive telecommunications service providers like us to pay fees or otherwise share revenue as a condition of access to risers and rooftops. Although we generally do not agree to revenue share arrangements, we may continue to be required to pay fees to access buildings, particularly for building located in larger markets, which would reduce our operating margins.

The availability of equipment that takes advantage of the multipoint characteristics of our broadband wireless spectrum licenses may continue to experience performance problems.

      Although broadband fixed wireless spectrum has the capability to permit the transmission of voice and data between a fixed point and multiple receivers, which could reduce installation costs as compared with traditional point-to-point transmission, we have encountered significant performance problems with the deployment of multipoint equipment. Until these performance problems are resolved satisfactorily, we will not be able to take advantage of the potential multipoint characteristics of our broadband wireless spectrum.

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

      We have rapidly expanded and developed our network and service offerings and increased the number of our customers, and expect to continue to do so. This has placed and will continue to place significant demands on our management, technical staff, operational and financial systems and procedures and controls. We may not be able to manage our anticipated growth effectively, which would harm our business, results of operations and financial condition. Further expansion and development of our network, service offerings and subscriber base will depend on a number of factors, including:

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

      Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. As a result, some of our competitors can raise capital at a lower cost than we can, and they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the development, marketing and sale of products and services than we can. Our current financial condition, and the fact that we are attempting to recapitalize our balance sheet and subject to the restrictions contained in the Stock Purchase Agreement and the Forbearance Agreement, could make it more difficult for us to respond to any such action by a competitor. Also, our competitors’ greater brand name recognition may require us to price our services at lower levels in order to win business. Finally, our competitors’ cost advantages give them the ability to reduce their prices for an extended period of time if they so choose.

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

      Additionally, the markets for data and Internet-related services are characterized by rapidly changing technology, evolving industry standards, changing customer needs, emerging competition and frequent new product and service introductions. The future success of our data services business will depend, in part, on our ability to accomplish the following in a timely and cost-effective manner:

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

      We are subject to varying degrees of regulation from federal, state and local authorities. This regulation imposes substantial compliance costs on us. It also restricts our ability to compete. For example, in each state in which we desire to offer our services, we are required to obtain authorization from the appropriate state commission. If any required authorization for any of our markets or services is revoked or otherwise terminated, our ability to operate in the affected markets would be adversely affected.

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

      We may not be able to maintain our existing franchises, permits and rights-of-way that we need to implement our business. We may also be unable to obtain and maintain the other franchises, permits and rights that we require. A sustained and material failure to obtain or maintain these rights could materially adversely affect our performance and operating results in the affected metropolitan area.

Credit risks associated with our Internet and communications-related customers and service providers may adversely affect us.

      Many of our customers are in various Internet and communications-related businesses, including ISPs, some of which have been adversely affected by recent business trends in that sector. To the extent the credit quality of these customers deteriorates or these customers seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

      We provide a significant portion of our DSL service through wholesale arrangements with other DSL service providers. To the extent that DSL service providers are unable to provide wholesale DSL service to us, we in turn may be unable to provide that service to our customers if we cannot provide service on our own DSL equipment or obtain wholesale service from another DSL service provider. In addition, the transition of our DSL customers’ services to another source of DSL service may cause potential disruptions for the affected DSL customers’ services. If we are unable to serve these customers, we will lose the related revenues.

               Forward-Looking Statements

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs.

      Some statements and information contained in this prospectus and in the documents incorporated by reference into this prospectus are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	product and service development, including the development and deployment of data products and services based on IP, Ethernet and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	network development, including those with respect to IP network and facilities development and deployment, switches using next generation switching technology, broadband fixed wireless technology, testing and installation, high speed technologies such as DSL, and matters relevant to our metro and inter-city networks; and

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness, and with respect to our proposed recapitalization, the transactions contemplated by the Stock Purchase Agreement or any alternative investment and related recapitalization transaction.

      All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the above “Risk Factors” section and elsewhere in this prospectus and in the documents incorporated by reference in this prospectus, including, but not limited to:

•	general economic conditions in the geographic areas that we are targeting for communications services;

•	the ability to achieve and maintain market penetration and average per customer revenue levels sufficient to provide financial viability to our business;

•	access to sufficient debt or equity capital to meet our operating and financing needs;

•	the quality and price of similar or comparable communications services offered or to be offered by our current or future competitors; and

•	future telecommunications-related legislation or regulatory actions.

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

      We, and our subsidiaries, lease facilities for our and their administrative and sales offices, central switching offices, network nodes and warehouse space. The various leases expire in years ranging from 2002 to 2021. Most have renewal options.

      Our headquarters are located in Reston, Virginia, where we are currently leasing 212,000 square feet of space.

Item 3.  Legal Proceedings

      We and members of our board of directors have been named as party defendants in a number of lawsuits filed in the federal courts in Eastern District of Virginia and the Southern District of California, and in state courts in New York, Delaware and California. The suits purport to be class action suits brought on behalf of XO’s stockholders. The federal actions contain allegations of federal securities law violations by the Company and certain directors relating to certain financial disclosures during the year 2001. The state court actions, and some of the federal actions, allege that the defendants including the Company and the members of the board of directors breached certain fiduciary duties in connection with the proposed investments by the Forstmann Little Investors and Telmex. We believe these claims are without merit and intend to vigorously contest these suits by appropriate proceedings. The Stock Purchase Agreement provides that one of the conditions to the Investors’ obligations to complete the investment is that all lawsuits pending or threatened against us and our affiliates relating to matters specified in the Stock Purchase Agreement, and the Investors and their affiliates, other than those brought in the ordinary course of our business, must be resolved to the satisfaction of the Investors in their sole discretion. Consequently, satisfactory resolution of the purported class action suits is a condition to the obligations of the Investors to complete the investment. XO is not currently a party to any other legal proceedings, other than regulatory and other proceedings that are in the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.     Market for Registrants’ Common Stock and Related Stockholder Matters

Market Information

      In December 2001, we voluntarily delisted our Class A common stock from the Nasdaq National Market and began trading on the NASD Over-the-Counter Bulletin Board on December 17, 2001 under the symbol “XOXO.” Prior to our voluntary delisting, our Class A common stock was traded on the Nasdaq National Market, and trading was halted on November 29, 2001 following our announcement of the preliminary agreement with the Forstmann Little Investors and Telmex relating to the proposed investment contemplated by the Stock Purchase Agreement. Under the terms of the investment and recapitalization transactions currently under consideration, it is not expected that holders of our current outstanding Class A common stock, or any rights with respect thereto, will be entitled to any significant recovery. The following table shows, for the periods indicated, the high and low closing bid prices for our Class A common stock as reported by the Nasdaq National Market and NASD Over-the-Counter Bulletin Board. The prices below have been adjusted for two-for-one stock splits effected in 2000 and prior periods.

	2001		2000

	High	Low	High	Low

First Quarter	$27.81	$6.25	$66.25	$32.75

Second Quarter	$5.22	$1.63	$63.91	$25.13

Third Quarter	$1.97	$0.33	$46.00	$22.88

Fourth Quarter	$1.72	$0.08	$36.25	$11.50

      There is no public trading market for our Class B common stock.

      As of March 1, 2002, the approximate number of stockholders of record of our Class A common stock was 2,583 and of our Class B common stock was four.

Use of Proceeds

      The initial public offering, or IPO, of our Class A common stock closed in October 1997, pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-32001) that become effective on September 26, 1997. The net proceeds we received from the offering totaled approximately $226.8 million. As of December 31, 2001, proceeds from the IPO remain available for future network build out and other general corporate purposes. We have raised additional funding from debt and additional equity offerings in 1999, 2000 and 2001. The proceeds from these more recent offerings were applied first in funding the expansion of our network and other working capital requirements.

Dividends

      We have not declared a cash dividend on any of our common stock. Covenants in our credit facility and the indentures pursuant to which our senior notes have been issued restrict our ability to pay cash dividends on our capital stock. Effective December 1, 2001, we ceased making all cash dividend payments on XO Parent’s preferred stock.

Item 6.     Selected Financial Data

	Year Ended December 31,

	2001(a)(b)	2000(b)	1999	1998	1997

	(Dollars in thousands, except for share data)

Statement of Operations Data:

Revenue	$1,258,567	$723,826	$274,324	$139,667	$57,579

Loss from operations (c)	(1,949,891)	(1,011,652)	(366,530)	(206,184)	(102,621)

Net loss (d)	(2,086,125)	(1,101,299)	(558,692)	(278,340)	(129,004)

Net loss applicable to common shares (e)	(1,838,917)	(1,247,655)	(627,881)	(337,113)	(168,324)

Net loss per common share, basic and diluted (f)	(4.55)	(3.87)	(2.51)	(1.57)	(0.98)

Statement of Cash Flow Data:

Net cash used in operating activities	$(560,877)	$(559,414)	$(349,192)	$(174,484)	$(97,320)

Net cash used in investing activities	(708,598)	(1,464,495)	(1,050,344)	(1,276,747)	(470,195)

Net cash provided by financing activities	1,019,647	1,648,663	1,948,503	1,381,653	879,782

Other Data:

EBITDA, as adjusted (g)	$(240,845)	$(309,444)	$(214,248)	$(140,937)	$(72,184)

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$755,167	$1,860,963	$1,881,764	$1,478,062	$742,357

Property and equipment, net	3,742,577	2,794,105	1,180,021	594,408	253,653

Investment in fixed wireless licenses, net	947,545	997,333	926,389	67,352	—

Total assets (h)	7,930,465	9,085,375	4,597,108	2,483,106	1,219,978

Total long-term debt (a)	5,109,503	4,396,596	3,733,342	2,013,192	750,000

Redeemable preferred stock, net of issuance costs	1,781,990	2,097,016	612,352	556,168	313,319

Total shareholders’ equity (deficit)	297,416	1,838,401	(13,122)	(246,463)	71,285

(a)	We have initiated a proposed recapitalization, which we believe will materially change our future financial condition if completed as currently contemplated. In conjunction with these efforts, our long-term debt was in default as of December 31, 2001 and therefore, has been reclassified as a current liability in the accompanying consolidated balance sheet. See further discussion in Management’s Discussion and Analysis.

(b)	The selected financial data in 2001 and 2000 includes the accounts and activities of Concentric Network Corporation from the merger date of June 16, 2000.

(c)	In 2001, loss from operations includes restructuring charges totaling $509.2 million associated with plans to restructure certain aspects of our business operations. In 2000, loss from operations includes a $36.2 million charge in connection with the June 2000 acquisition of Concentric resulting from the allocation of the purchase price to in-process research and development. Loss from operations in 1999 includes restructuring charges totaling $30.9 million associated with relocating our Bellevue, Washington headquarters to Northern Virginia.

(d)	In 2001, net loss includes an extraordinary gain of $345.0 million resulting from the repurchase of certain of our senior notes and a write-down of $89.0 million for an other than temporary decline in the value of certain investments. In 2000, net loss includes a $57.7 million write-down for an other than temporary decline in the value of certain investments and a $225.1 million gain, net of other costs associated therewith, from the sale of an equity investment.

(e)	In 2001, net loss applicable to common shares includes a gain of $376.9 million resulting from the repurchase of certain of our preferred stock.

(f)	The net loss per share data above has been adjusted for the stock splits effected in 2000 and in prior periods.

(g)	EBITDA is not a generally accepted accounting principle measure but rather a measure employed by management to view operating results adjusted for major non-cash items. EBITDA, as defined by XO, represents operating loss adjusted for stock-based compensation, depreciation and amortization, restructuring charges, and in-process research and development.

(h)	In the first quarter of 2002, we expect to write off all, or substantially all, of our goodwill, the net carrying value of which was $1,878.3 million at December 31, 2001, as part of the implementation of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets.” See further discussion in New Accounting Pronouncements in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Proposed Recapitalization

      The telecommunications business in which we are engaged has required substantial amounts of capital to fund the development of our network and other capital expenditures, operating expenses and debt service. Since inception, we have raised billions of dollars in capital. As of December 31, 2001, our long-term debt totaled over $5.1 billion and the aggregate liquidation preference on our outstanding preferred stock totaled approximately $1.7 billion. We currently estimate that we need a minimum of between $500 million and $600 million in additional funding to bring us to the point where we expect to generate cash flows from operations that are sufficient to meet our operating expenses, capital expenditure requirements and debt service obligations. This remains true despite our implementation during 2001 of measures designed to conserve cash and reduce operating expenses and capital expenditures.

      Since early 2001, we have attempted to identify potential sources of capital while the capital markets became increasingly reluctant to finance telecommunications companies generally and emerging telecommunications companies, such as us, in particular. During 2001, conditions in the capital markets for telecommunications companies continued to deteriorate until they closed entirely to emerging telecommunications companies like us. After our discussion with numerous prospective investors failed to result in any significant financing proposals, in October 2001, we retained Houlihan Lokey Howard & Zukin Capital as our outside financial advisor to assist us in exploring a variety of deleveraging alternatives, including stand-alone recapitalizations and third-party investment scenarios, both in and out of bankruptcy.

      On January 15, 2002, XO Communications, the holding company that owns and operates our more than 60 operating subsidiaries and which we refer to as XO Parent, entered into a definitive Stock Purchase Agreement with two investment partnerships sponsored by Forstmann Little & Co., Forstmann Little & Co. Equity Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., which we refer to together as the Forstmann Little Investors, and Télefonos de México S.A. de C.V., which we refer to as Telmex. We refer to the Forstmann Little Investors and Telmex collectively as the Investors. The Stock Purchase Agreement provides for an $800 million investment in XO Parent in exchange for an 80% equity interest in recapitalized XO Parent. Completion of this investment is conditioned on, among other things, the resolution of certain pending litigation, the absence of a material adverse change in our business, receipt of regulatory approvals and a reduction in our total outstanding indebtedness to no more than $1.0 billion of borrowings in addition to certain other secured indebtedness and capital lease obligations. If the balance sheet recapitalization is implemented through a bankruptcy proceeding, its completion will require approval of the bankruptcy court and satisfaction of other conditions under bankruptcy law. The Stock Purchase Agreement further provides that 2% of recapitalized XO Parent’s equity would be allocated to the Company’s senior management team and 18% of recapitalized XO Parent’s equity would be allocated to other persons. The agreement provides that up to $200 million of the investment could be used in connection with the recapitalization. A copy of the Stock Purchase Agreement is filed as exhibit 2.1 to this annual report.

      While the terms of the Stock Purchase Agreement were being negotiated, we and the Investors engaged in further negotiations with an informal steering committee of the lenders under our senior secured credit facility concerning amendments to the facility that would facilitate the proposed investment. As a result of these negotiations, we reached a preliminary understanding with this informal steering committee of lenders concerning the terms on which they would agree to support the balance sheet recapitalization contemplated by the Stock Purchase Agreement and amend the existing credit facility. These proposed amendments would leave the entire $1.0 billion principal amount of the credit facility outstanding, but would extend the maturity dates and amortization schedules for loans under the facility for three years. The proposed amendments would also modify other terms of the facility, including certain financial and other covenants, in ways that generally provide us with increased financial flexibility.

      On March 22, 2002, we received a preliminary term sheet describing an alternative investment and recapitalization proposal sponsored by certain holders of XO Parent’s senior notes. We and our financial and legal advisors are reviewing and analyzing the terms of this proposal and are in discussions with the sponsors of the proposal and representatives of the lenders under our senior secured credit facility regarding its terms. In this analysis, we also continue to evaluate whether the interests of the Company and its stakeholders are better served by proceeding with the transactions contemplated by the Stock Purchase Agreement.

      We anticipate that, in order to complete any proposed investment and recapitalization it will be necessary for XO Parent to file a voluntary petition for relief under chapter 11 of title 11 of the Bankruptcy Code and that the investment and recapitalization will be implemented through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings. In such a case, we currently anticipate that the plan of reorganization would provide that holders of claims and interests with respect to the equity securities of, or rights to acquire equity securities of, XO Parent would not be entitled to any significant recovery and that those claims and interests would be cancelled for no significant consideration. Accordingly, and as indicated in our previous disclosures, we anticipate that all, or substantially all, of the value of all investments in common stock of XO Parent will be lost.

      If our proposed recapitalization is completed and implemented through a chapter 11 bankruptcy proceeding, we will be subject to the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Under this guidance, we may qualify for and implement “Fresh Start” reporting upon emergence from bankruptcy, which would establish a new basis of accounting for a reorganized company. Under Fresh Start reporting, the value of the reorganized company will be determined based on the amount a willing buyer would pay for our assets upon confirmation of the plan of reorganization by the bankruptcy court. This value would be allocated, based on estimated fair market values, to specific tangible and identifiable intangible assets. Liabilities existing at the effective date of the plan of reorganization, other than deferred taxes, would be stated at the present value of amounts to be paid based on current interest rates. We expect an implementation of Fresh Start reporting would result in a substantial reduction in the carrying value of long-lived assets, including property and equipment, fixed wireless licenses, and other intangible assets, the aggregate carrying value of which was $4,841.9 million at December 31, 2001, and other noncurrent assets, the carrying value of which was $136.6 million at December 31, 2001. Our proposed recapitalization would also substantially reduce our capital and net operating loss carryforwards, which totaled approximately $3.2 billion at December 31, 2001. As discussed in “New Accounting Pronouncements” below, we expect that all, or substantially all, of our goodwill will be written off in the first quarter of 2002 when we implement the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

      We believe that consummation of the investment and transactions contemplated by our proposed recapitalization would improve our ability to successfully execute our business plans. Nevertheless, we are also taking steps to determine what other actions might be taken to improve operations and cash flows. We believe that demand for communication services will continue to increase, and that a recapitalized XO would eventually achieve profitability and generate sufficient cash from operations to fund capital expenditures and debt service. As volume increases, we expect that our strategy of owning or controlling facilities, rather than paying incumbents to use portions of their networks, will result in higher profit margins.

Results of Operations

      Operating results for any period are not necessarily indicative of results for any future period. On June 16, 2000, we completed our merger with Concentric. The Concentric merger was accounted for as a purchase; accordingly, the operating results of Concentric are included from the date of merger.

          Operating Data

      The table below provides a summary of the key operating metrics used by management to assess our operational performance.

	As of December 31,
				2001 vs.	2000 vs.
	2001	2000	1999	2000	1999

Operating data (a):

Route miles (b)	22,398	13,493	4,285	66.0%	214.9%

Fiber miles (c)	1,141,084	748,604	378,200	52.4%	97.9%

On-net buildings connected (d)	2,379	1,947	1,320	22.2%	47.5%

Voice grade equivalents (in thousands) (e)	21,155	11,211	2,437	88.7%	360.0%

Customers (f)	100,049	87,755	46,947	14.0%	86.9%

Average monthly revenue per customer (fourth quarter) (g)	$1,066	$916	$655	16.4%	39.8%

Employees	6,700	7,400	3,500	(9.5%)	111.4%

We define certain business metrics used above as follows:

(a)	Operating data — Except as noted below, the operating data for all periods presented include the statistics of the Las Vegas network for which we obtained control in June 2001 and in which we have a 90% equity interest as of December 31, 2001.

(b)	Route miles — The number of operational miles of the telecommunications path in which XO-owned or controlled fiber optic cables are installed. These include metro and inter-city miles and exclude wavelength capacity. The 2001 figure does not include any of the European networks that we had purchased from Level 3, which agreement was cancelled in April 2001 as discussed in “Business — 2001 Transactions and Developments.”

(c)	Fiber miles — The number of route miles, per (b) above, multiplied by our estimate of the number of fibers along that path.

(d)	On-net buildings connected — Buildings connected to our networks either by XO-owned or controlled cable or LMDS antenna.

(e)	Voice grade equivalents — Voice grade equivalents, or VGEs, is a digital broadband equivalent of 64 kilobits per second, known as DS-0 level, the standard capacity of a voice grade line, and measures the network utilization of both our voice and data services.

(f)	Customers — The number of revenue-generating invoices as of the current period. This statistic excludes Europe as well as consumer dial up and shared hosting accounts. Periods prior to 2001 exclude customers serviced over our network in the Las Vegas market.

(g)	Average monthly revenue per customer — Represents average monthly revenue for the quarter divided by the average monthly customers for the quarter. These figures relate to the fourth quarter of each period presented. This calculation excludes both the associated revenue and customer counts for Europe, as well as consumer dial-up and shared hosting accounts. Periods prior to 2001 exclude customers serviced over our network in the Las Vegas market.

Comparison of Financial Results

          Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

               Revenue

      Total revenue in 2001 increased to $1,258.6 million from $723.8 million in 2000. The increase was primarily due to the increase in the number of customers and growth in network traffic and average monthly revenue per customer. The growth in our customer base was largely due to our penetration of existing markets, expansion into new markets in 2001 and 2000 and our June 2000 Concentric acquisition. The growth in network traffic and average monthly revenue per customer was primarily due to the expansion of our service offerings and our emphasis on selling to larger business customers. As we continue to balance revenue growth with improving profitability, we believe that our rate of revenue growth in the future may be lower than our historical trends due to the impact of the weakened economy and the perceived uncertainties in the market regarding our proposed recapitalization.

      Revenue was earned from providing the following services (dollars in thousands):

	Year Ended December 31,

		% of 2001		% of 2000
	2001	Revenue	2000	Revenue	% Change

Voice services	$606,848	48.2%	$386,796	53.4%	56.9%

Data services	596,664	47.5%	331,892	45.9%	79.8%

Integrated voice and data	52,018	4.1%	2,693	0.4%	NM

Other services	3,037	0.2%	2,445	0.3%	24.2%

Total revenue	$1,258,567	100.0%	$723,826	100.0%	73.9%

*	NM — Not Meaningful

     Voice services revenue includes revenue from bundled local and long distance voice services, prepaid calling card processing, and other voice communications based services, including shared tenant services, interactive voice response services and stand-alone long distance services. Voice services revenue in 2001 increased to $606.8 million from $386.8 million in 2000. The increase was primarily due to the growth in the number of our voice services customers and our targeting of larger business customers. We expect voice services revenue to continue to increase in absolute dollars in future periods, but at a slower rate, and to decline as a percentage of total revenue primarily due to projected growth in data and integrated voice and data services.

      Data services revenue includes revenue from Internet access, network access and applications hosting services. Data services revenue in 2001 increased to $596.7 million from $331.9 million in 2000. A primary contributor to this growth was our migration from voice-centric service offerings to a more balanced portfolio of voice and data services, facilitated in large part by our June 2000 acquisition of Concentric and the integration of its data products with our pre-existing services and by our development of new and enhanced data services. Data services revenue increased slightly as a percentage of total revenue for 2001 compared to 2000 due to a full year impact of the integration of data products and the new and enhanced data services we have developed. However, the majority of the impact realized from fully integrating these data products was partially offset by new customers choosing our integrated voice and data services and customer bankruptcies. We expect data services revenue to continue to grow in absolute dollars, but at a slower rate, and to remain relatively stable as a percentage of total revenue as we continue to target larger business customers and to enhance our available data service offerings.

      Integrated voice and data services revenue is generated largely from our XOptions product, a flat-rate bundled package offering a combination of voice and data services. Integrated voice and data services revenue in 2001 increased to $52.0 million from $2.7 million in 2000. The increase is primarily attributable to the addition of XOptions to our product portfolio beginning in the fourth quarter of 2000. We anticipate that revenue from integrated voice and data services will continue to increase in future periods, both in absolute dollars and as a percentage of our total revenue, as we add product enhancements, introduce new XOptions voice and data service bundles and continue to penetrate existing markets.

               Costs and expenses

      The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Year Ended December 31,

		% of 2001		% of 2000
	2001	Revenue	2000	Revenue	% Change

Costs and expenses:

Cost of service	$527,698	41.9%	$302,666	41.8%	74.3%

Selling, operating and general	971,714	77.2%	730,604	100.9%	33.0%

Stock-based compensation	37,173	3.0%	48,328	6.7%	(23.1%)

Depreciation and amortization	1,162,671	92.4%	617,714	85.3%	88.2%

Restructuring charge	509,202	40.5%	—	—	NM

In-process research and development	—	—	36,166	5.0%	NM

Total	$3,208,458		$1,735,478		84.9%

*	NM — Not Meaningful

               Cost of service

      Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. Cost of service in 2001 was $527.7 million compared to $302.7 million in 2000. Cost of service for 2001 was consistent as a percentage of revenue as compared to 2000, but increased in absolute dollars on a period-over-period comparison due to the corresponding increase in revenue. We expect cost of service as a percentage of revenue to decrease slightly as we increase on-net traffic as a percentage of total network traffic and leverage fixed costs through the addition of incremental customers.

               Selling, operating and general

      Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, and general corporate office functions. Selling, operating and general expense in 2001 was $971.7 million compared to $730.6 million in 2000. The majority of the period-over-period increase was due to the full year impact of increased sales, network operations and customer support headcount associated with the expansion of our business and the June 2000 Concentric acquisition. Selling, operating and general expense decreased as a percentage of revenue in 2001 compared to the same period in 2000 due to continued efficiencies generated by the centralization of many functions. In the short term, we expect to reduce sales, operating and general expense both in terms of absolute dollars and as a percentage of revenue as we continue to realize operating efficiencies from our network infrastructure and centralized corporate functions.

               Stock-based compensation

      Stock-based compensation expense represents non-cash charges recorded in connection with the grant of compensatory stock options and restricted stock grants to employees whose compensation is included in selling, operating and general expense. Compensation expense is recognized over the vesting periods of compensatory stock options and restricted stock based on the excess of the fair value of the common stock at the date of grant (determined by reference to the market price on that date) over the exercise price of the option. Stock-based compensation in 2001 decreased to $37.2 million from $48.3 million in 2000 primarily due to the vesting of a fixed number of shares of restricted stock issued in 2000 in conjunction with the Concentric acquisition. Assuming we complete our proposed recapitalization and implement Fresh Start reporting, we would eliminate the carrying value of deferred compensation and the related stock-based compensation expense. Post recapitalization, stock-based compensation expense would relate only to new grants of compensatory stock options and restricted stock, if any.

               Depreciation and amortization

      We have constructed and continue to construct integrated end-to-end facilities-based networks in the United States, consisting of metro fiber networks and fixed wireless connections. Our net property and equipment, which also reflects assets acquired from Concentric in June 2000, increased to $3,742.6 million as of December 31, 2001 versus $2,794.1 million as of December 31, 2000. As we launched and expanded services in new and existing markets, more assets were placed into service, which caused depreciation expense to increase to $447.0 million in 2001 from $223.8 million in 2000. Assuming we complete our proposed recapitalization and implement Fresh Start reporting, we would adjust the carrying value of our property and equipment to their estimated fair values which, are significantly lower than historical costs due to competitive market conditions and technology advancements. Accordingly, depreciation expense may decrease significantly.

      Amortization expense includes amortization of goodwill, fixed wireless licenses and other intangibles. Amortization increased to $715.7 million in 2001 from $393.9 million in 2000. Of the total amortization expense, 83.1% relates to goodwill amortization. The significant increase is primarily due to the amortization of additional goodwill and intangible assets recorded as a result of the June 2000 Concentric acquisition, which are being amortized over a period of up to five years. In conjunction with the implementation of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” as discussed in “New Accounting Pronouncements” below, we expect to write off all, or substantially all, of the carrying value of our goodwill in the first quarter of 2002. Additionally, assuming we complete our proposed recapitalization and implement Fresh Start reporting, we would significantly reduce the carrying value of our fixed wireless licenses and other intangible assets to their estimated fair values. Accordingly, amortization expense will decrease significantly after implementing SFAS No. 142 and may decrease further if we adopt Fresh Start reporting.

               Restructuring charges

      During 2001, we recorded $509.2 million of estimated restructuring charges primarily related to implementation of our plan to restructure certain of our business operations. The restructuring plan includes divesting certain assets and businesses, and reducing our discretionary spending, capital expenditures and workforce, based on our assessment of current and future market conditions. The restructuring charges include a $366.8 million write-down for the excess of carrying value of assets to be sold or abandoned, including our European business unit. The consolidation and exiting of domestic facility leases accounted for $134.4 million of the restructuring charges and was determined based on the future minimum rent commitments for the buildings management intends to exit less estimated sublease rental streams. We also reduced our workforce by approximately 700 employees and recorded an $8.0 million restructuring charge related to involuntary termination severance. The employment of the majority of the notified employees was terminated by December 31, 2001. Total projected operational cash savings from executing this restructuring plan are expected to be approximately $50 million in 2002.

               In-process research and development

      As a result of the Concentric merger in June 2000, we incurred a $36.2 million one-time charge in the second quarter of 2000 resulting from an allocation of the purchase price to in-process research and development. The allocation represents the estimated fair value based on risk-adjusted future cash flows of Concentric’s incomplete projects.

               Interest income

      Interest income in 2001 decreased to $77.9 million from $180.9 million in 2000. The decrease in interest income corresponds to the decrease in our average cash and marketable securities balances and a reduction in interest rates.

               Interest expense, net

      Interest expense, net in 2001 increased to $465.4 million from $434.1 million in 2000. The increase in interest expense, net was primarily due to an increase in our average outstanding indebtedness over the respective periods resulting from our increased borrowings under our senior secured credit facility during 2000 and 2001, the issuance of $517.5 million of 5 3/4% convertible subordinated notes in January 2001, and the assumption of $150.0 million of debt in connection with our June 2000 acquisition of Concentric offset in part by the impact of the repurchase of certain senior notes discussed below, a reduction in interest rates and increased capitalized interest on constructed assets. Under our proposed recapitalization, our long-term debt would decrease significantly, which would result in a substantial reduction in our interest expense.

               Other income (loss)

      Other income (loss) decreased from income of $163.6 million in 2000 to a loss of $93.8 million in 2001. The 2001 loss relates primarily to an $89.0 million write down for an other than temporary decline in the value of certain available-for-sale investments. The other income in 2000 relates primarily to a $225.1 million gain on the sale of an equity investment partly offset by a $57.7 million write-down for a non-temporary decline in the value of certain available-for-sale investments.

               Extraordinary gain on early extinguishments of debt, net

      In the second half of 2001, we recorded an extraordinary gain totaling $345.0 million related to our repurchase of $557.1 million of senior notes at a substantial discount from their respective face values.

               Net loss

      Net loss in 2001 increased to $2,086.1 million from a net loss of $1,101.3 million in 2000 due to the foregoing factors.

               Gain on repurchases of preferred stock, net

      In the second half of 2001, we recorded a net gain totaling $376.9 million related to our repurchase of $472.6 million in liquidation preference of our preferred stock at a substantial discount from their respective carrying amounts.

               Preferred stock dividends and accretion of preferred stock redemption obligations, net

      Preferred stock dividends and the accretion of the preferred stock redemption decreased to $129.7 million in 2001 from $146.4 million in 2000 due to the impact of the repurchase of the preferred stock discussed above offset in part by the increase in our average outstanding preferred stock balance during the first half of 2001. Under our proposed recapitalization, it is expected that all interests in our preferred stock would be terminated, resulting in no additional preferred stock dividends or preferred stock redemption accretions.

               Net loss applicable to common shares

      Net loss applicable to common shares in 2001 increased to $1,838.9 million from $1,247.7 million in 2000 due to the foregoing factors.

          Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

               Revenue

      Total revenue in 2000 increased to $723.8 million from $274.3 million in 1999. The increase was primarily due to the increase in the number of our customers and growth in network traffic and average monthly revenue per customer. The growth in our customer base was predominantly due to our June 2000 Concentric acquisition, as well as penetration into existing markets and expansion into new markets. The growth in network traffic and average monthly revenue per customer was largely due to the expansion of our service offerings to include the integration of data products facilitated by the acquisition of Concentric.

      Revenue was earned from providing the following services (dollars in thousands):

	Year Ended December 31,

		% of 2000		% of 1999
	2000	Revenue	1999	Revenue	% Change

Voice services	$386,796	53.4%	$219,391	80.0%	76.3%

Data services	331,892	45.9%	54,032	19.7%	514.3%

Integrated voice and data	2,693	0.4%	—	—	NM

Other services	2,445	0.3%	901	0.3%	171.4%

Total revenue	$723,826	100.0%	$274,324	100.0%	163.9%

*	NM — Not Meaningful

     Voice services revenue includes revenue from bundled local and long distance voice services, prepaid calling card processing, and other voice communications based services, including shared tenant services, interactive voice response services and stand-alone long distance services. Voice services revenue in 2000 increased to $386.8 million from $219.4 million in 1999 due to penetration into new and existing markets. Voice services revenue decreased as a percentage of total revenue as a result of the Concentric acquisition and the integration of data products with our pre-existing services.

      Data services revenue includes revenue from Internet access, network access and applications hosting services. Data services revenue in 2000 increased to $331.9 million from $54.0 million in 1999. A primary contributor to this growth was our migration from a voice-centric to a more data-centric business, facilitated in large part by our June 2000 acquisition of Concentric and the integration of its data products with our pre-existing services.

      Integrated voice and data services revenue is generated largely from our XOptions product, a flat-rate bundled package offering a combination of voice and data services. As a result of introducing bundled data and voice service packages to our product portfolio in the second quarter of 2000, integrated voice and data services revenue in 2000 was $2.7 million.

               Costs and expenses

      The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Year Ended December 31,

		% of 2000		% of 1999
	2000	Revenue	1999	Revenue	% Change

Costs and expenses:

Cost of service	$302,666	41.8%	$133,083	48.5%	127.4%

Selling, operating and general	730,604	100.9%	355,489	129.6%	105.5%

Stock-based compensation	48,328	6.7%	12,872	4.7%	275.5%

Depreciation and amortization	617,714	85.3%	108,475	39.5%	469.5%

Restructuring charge	—	—	30,935	11.3%	NM

In-process research and development	36,166	5.0%	—	—	NM

Total	$1,735,478		$640,854		170.8%

*	NM — Not Meaningful

               Cost of service

      Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. Cost of service in 2000 was $302.7 million compared to $133.1 million in 1999. The increase in cost of service in 2000 as compared to 1999 is primarily due to increased volumes in our switched local and long distance communication services and rapid expansion of our data services.

               Selling, operating and general

      Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, and general corporate office functions. Selling, operating and general expense in 2000 was $730.6 million compared to $355.5 million in 1999. The majority of the year over year increase was due to an increase in sales, network operations and customer support headcount associated with the expansion of our business and the June 2000 Concentric acquisition.

               Stock-based compensation

      Stock-based compensation in 2000 increased to $48.3 million from $12.9 million in 1999. The year over year increase resulted from an increase in compensation expense arising from compensatory stock option grants to new executive management as well as the vesting of restricted stock granted to key employees of Concentric in connection with the merger.

               Depreciation and amortization

      Our net property and equipment, which also reflects assets acquired from Concentric in June 2000, increased to $2,794.1 million as of December 31, 2000 versus $1,180.0 million as of December 31, 1999. As we launched and expanded services in new and existing markets, more assets were placed into service, which caused depreciation expense to increase to $223.8 million in 2000 from $93.1 million in 1999. Amortization expense includes amortization of goodwill, licenses and other intangibles. Amortization increased to $393.9 million in 2000 from $15.4 million in 1999. Substantially all of the increase is attributable to the amortization of goodwill and other intangibles associated with the Concentric acquisition.

               Restructuring charge

      In 1999, we recorded a $30.9 million restructuring charge for costs associated with relocating our Bellevue, Washington headquarters to Northern Virginia. Approximately $28.0 million of the charge resulted from non-cash stock option compensation charges that arose from accelerated vesting on certain employee options associated with their severance.

               In-process research and development

      As a result of the Concentric merger in June 2000, we incurred a $36.2 million charge resulting from an allocation of the purchase price to in-process research and development. The allocation represents the estimated fair value based on risk-adjusted future cash flows of Concentric’s incomplete projects.

               Interest income

      Interest income in 2000 increased to $180.9 million from $91.0 million in 1999. The increase in interest income corresponds to the increase in our average cash and investment balances.

               Interest expense

      Interest expense in 2000 increased to $434.1 million from $283.1 million in 1999. The increase in interest expense was primarily due to an increase in our average outstanding indebtedness over the respective periods resulting from a $375.0 million draw on our senior secured credit facility in the first quarter of 2000, debt assumed in connection with the Concentric acquisition and senior notes issued in June and November 1999 being outstanding for a full year.

               Other income (loss)

      Other income in 2000 relates primarily to a $225.1 million gain on the sale of an equity investment partly offset by a $57.7 million write-down for a non-temporary decline in the value of certain investments.

               Net loss

      Net loss in 2000 increased to $1,101.3 million from a net loss of $558.7 million in 1999 due to the foregoing factors.

               Preferred stock dividends and accretion of preferred stock redemption obligation, net

      Preferred stock dividends and the accretion of the preferred stock redemption increased to $146.4 million in 2000 from $69.2 million in 1999. The increase was primarily due to an increase in our average outstanding preferred stock balance in 2000 as compared to 1999 resulting from the issuance of various series of our redeemable preferred stock and preferred stock assumed in connection with the Concentric acquisition.

               Net loss applicable to common shares

      Net loss applicable to common shares in 2000 increased to $1,247.7 million from $627.9 million in 1999 due to the foregoing factors.

Other Operating Data

      EBITDA is not a generally accepted accounting principle measure but rather a measure employed by management to view operating results adjusted for major non-cash items. EBITDA, as defined by XO, represents operating loss adjusted for stock-based compensation, depreciation and amortization, restructur-

ing charges, and in-process research and development. The table below summarizes EBITDA, both in amount and as a percentage of revenue (dollars in thousands):

	Year Ended December 31,

	2001		2000		1999

		% of 2001		% of 2000		% of 1999
	Amount	Revenue	Amount	Revenue	Amount	Revenue

EBITDA	$(240,845)	(19.1% )	$(309,444)	(42.8%)	$(214,248)	(78.1%)

      EBITDA has improved year over year as a percentage of revenue, and in absolute dollars in 2001, due to revenue growth and the decrease in selling, operating and general expenses as a percentage of revenue as discussed above. We expect to continue to reduce our EBITDA loss and ultimately achieve EBITDA profitability as we grow revenue and improve the efficiency of our cost structure.

Liquidity and Capital Resources

      Our goal is to provide our customers complete, integrated, end-to-end voice and data network applications and services primarily through networks that we own or control. Initially, this strategy has increased our operating losses by requiring us to incur significant costs and to make substantial capital investments before we realize related revenue. Consequently, our business is capital-intensive and, as such, has required and will continue to require substantial capital investment to bring our operations to profitability on a company-wide basis. To date, we have primarily funded these requirements through private and public equity and debt offerings and loan facilities. We will continue to incur negative cash flows from operating and investing activities, unless and until we are able to establish an adequate customer base.

          Recapitalization Overview

      In 2001, the capital markets became increasingly reluctant to finance telecommunications companies generally and emerging telecommunication companies, such as XO, in particular. In light of these market conditions and our funding needs, during 2001, we took dramatic steps to conserve cash on hand by reducing our operating expenses, debt service and preferred security dividend payments, and capital expenditures as follows:

•	Restructuring of Certain Operations. We implemented restructuring plans to terminate or sublease certain excess or underutilized administrative and warehouse facility leases, to abandon certain capital initiatives, to reduce our workforce by approximately 700 employees, and to dispose of our European operations.

•	Repurchase of Senior Notes and Preferred Shares. We repurchased outstanding obligations at substantial discounts, including $557.1 million of our senior notes for $201.9 million and $472.6 million of our preferred stock for $88.4 million.

•	Reduced Capital Expansion Plan. We amended our agreements with Level 3 to acquire network capacity to allow us to suspend our European expansion, postpone the lighting of much of our domestic inter-city network, and reduce expansion in certain metro networks.

      Although we implemented these measures, we currently estimate that the Company needs a minimum of between $500 million and $600 million in additional funding, assuming a successful recapitalization of our balance sheet, to bring us to the point where we expect to generate cash flows from operations sufficient to meet our operating expenses, capital expenditure requirements and debt service obligations. During 2001, conditions in the capital markets for telecommunication companies continued to deteriorate until they closed entirely to emerging telecommunications companies like us. After discussions with numerous prospective investors failed to result in any significant financing proposals, in October 2001, we retained

Houlihan Lokey as our outside financial advisor to assist us in exploring a variety of deleveraging alternatives, including stand-alone recapitalizations and third-party investment scenarios, both in and out of bankruptcy.

          The Forstmann Little/ Telmex Stock Purchase Agreement

      On November 28, 2001, XO Parent entered into a non-binding term sheet with the Forstmann Little Investors and Telmex, with respect to an $800 million investment in XO Parent, which would be subject to the satisfaction of certain conditions including a substantial recapitalization of XO Parent’s balance sheet. A copy of this term sheet was filed with the Securities and Exchange Commission as exhibit 10.1 to the Current Report on Form 8-K of XO Parent on November 29, 2001.

      Following the execution of the term sheet with the Investors and in anticipation of the related recapitalization transaction, we ceased making all cash interest and dividend payments on XO Parent’s unsecured debt obligations and preferred stock that were due on or after December 1, 2001. In order to provide us with an opportunity to reach agreement with our creditors regarding the terms of an acceptable balance sheet recapitalization as contemplated by that term sheet, on December 14, 2001, XO Parent and all subsidiary guarantors under the senior secured credit facility entered into a Forbearance Agreement with the lenders under that facility. Under the Forbearance Agreement, the lenders agreed, subject to certain conditions, not to exercise their remedies under the credit facility prior to April 15, 2002 with respect to cross default events related to our failure to make interest payments on our unsecured notes or with respect to a breach of the covenant in the credit facility relating to our fourth quarter revenues. A copy of the Forbearance Agreement is filed as exhibit 10.5.2 to this annual report.

      On January 15, 2002, XO Parent entered into a definitive Stock Purchase Agreement with the Investors. The Stock Purchase Agreement provides for an $800 million investment in XO Parent as contemplated by the term sheet in exchange for an 80% equity interest in recapitalized XO Parent. Completion of this investment is conditioned on, among other things, the resolution of certain pending litigation, the absence of a material adverse change in our business, receipt of regulatory approvals and a reduction in our total outstanding indebtedness to no more than $1.0 billion of borrowings in addition to certain other secured indebtedness and capital lease obligations. If the balance sheet recapitalization is implemented through a bankruptcy proceeding, its completion will require approval of the bankruptcy court and satisfaction of other conditions under bankruptcy law. The Stock Purchase Agreement further provides that 2% of reorganized XO Parent’s equity would be allocated to the its senior management team and 18% of reorganized XO Parent’s equity would be allocated to other persons. The agreement provides that up to $200 million of the investment could be used in connection with the recapitalization. A copy of the Stock Purchase Agreement is filed as exhibit 2.1 to this annual report.

      While the terms of the Stock Purchase Agreement were being negotiated, we and the Investors engaged in further negotiations with an informal steering committee of the lenders under our senior secured credit facility concerning amendments to the facility that would facilitate the proposed investment. As a result of these negotiations, we reached a preliminary understanding with this informal steering committee of lenders concerning the terms on which they would agree to support the balance sheet recapitalization contemplated by the Stock Purchase Agreement and amend the existing credit facility. These proposed amendments would leave the entire $1.0 billion principal amount of the credit facility outstanding, but would extend the maturity dates and amortization schedules for loans under the facility for three years. The proposed amendments would also modify other terms of the facility, including certain financial and other covenants, in ways that generally provide us with increased financial flexibility.

      Concurrent with the discussions and negotiations with the informal steering committee of lenders under our credit facility, certain holders of our senior notes formed an informal committee of senior noteholders. XO Parent and the Investors held discussions with the senior noteholders committee and their financial and legal advisors in an effort to develop the terms of a recapitalization proposal that would be acceptable to the Investors and members of this committee. Although during the course of these discussions the Investors made various proposals to the senior noteholders committee, on March 8, 2002, the committee notified us that they had rejected the Investors’ proposals.

      Concurrent with these discussions, certain holders of our convertible subordinated notes formed their own informal committee of subordinated noteholders, to discuss the terms of the proposed recapitalization with us. Although XO and its representatives have met with representatives of this committee and its legal counsel and financial advisors, no agreement has been reached with the committee regarding such terms.

          The Noteholder Proposals

      On March 8, 2002, in connection with the rejection by the senior noteholders committee of the Investors’ proposals, we received a preliminary investment and recapitalization proposal from certain holders of our senior unsecured notes, intended by them to replace the investment and recapitalization transactions contemplated by the Stock Purchase Agreement. After careful review and analysis of this proposal, we concluded that it would not represent a feasible alternative for the successful recapitalization of XO. Based on this assessment, we notified the senior noteholders committee that we had rejected this proposal, but we agreed to continue discussion regarding possible alternative investment possibilities.

      On March 22, 2002, we received a second preliminary term sheet describing an alternative investment and recapitalization proposal sponsored by certain other holders of XO Parent’s senior notes. We and our financial and legal advisors are reviewing and analyzing the terms of this proposal and are in discussions with the sponsors of the proposal and representatives of the lenders under our senior secured credit facility regarding its terms. In this analysis, we also continue to evaluate whether the interests of the Company and its stakeholders are better served by proceeding with the transactions contemplated by the Stock Purchase Agreement.

          Proposed Recapitalization

      Because the discussions continue with the Investors, the sponsors of the second senior noteholders’ proposal and the informal steering committee of lenders under the credit facility, the definitive plans for raising the additional capital we need and for completing the related balance sheet recapitalization have not been determined. Nevertheless, based on the transactions contemplated by the Stock Purchase Agreement and the senior noteholders’ proposal, we currently anticipate that a feasible investment and recapitalization of XO will entail some or all of the following:

•	an investment in the Company in exchange for a significant equity interest in the recapitalized Company;

•	reinstatement of the entire $1.0 billion principal amount of our senior secured credit facility with modifications that extend maturity dates and amortization schedules for the loans under the facility;

•	holders of certain debt securities of XO Parent receiving consideration in the form of cash and/or equity interests in the recapitalized Company in exchange for their current interests; and

•	other secured claims and general unsecured claims of XO being paid in full in accordance with their respective terms.

      We anticipate that in order to complete any proposed investment and recapitalization it will be necessary for XO Parent to file a voluntary petition for relief under chapter 11 of title 11 of the Bankruptcy Code and that the investment and recapitalization will be implemented through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings. In such a case, we currently anticipate that the plan of reorganization would provide that holders of claims and interests with respect to the equity securities of, or rights to acquire equity securities of, XO Parent would be entitled to little or no recovery and that those claims and interests would be cancelled for little or no consideration. Accordingly, and as indicated in our previous disclosures, we anticipate that all, or substantially all, of the value of all investments in common stock and equivalents of XO Parent will be lost.

      We conduct our operations through direct and indirect subsidiaries of XO Parent. While we implement the proposed recapitalization, we expect our subsidiaries to continue to operate in the ordinary course of business. Our plans with respect to the proposed recapitalization contemplate that our trade suppliers, unsecured trade creditors, employees and customers will not be adversely affected while we are involved in the recapitalization process, even if that process involves chapter 11 bankruptcy proceedings. During this recapitalization process, we have attempted to maintain normal and regular trade terms with our suppliers and customers. There can be no assurance that our suppliers will continue to provide normal trade credit or credit on terms acceptable to us, if at all, or that customers will continue to do business or enter into new business with us.

      We anticipate that completion of our proposed recapitalization will require the support of many of our creditors, as well as satisfaction or waiver of the conditions to complete the transactions contemplated by the relevant investment agreements. If the recapitalization is completed through a chapter 11 bankruptcy proceeding, any proposed plan of reorganization would be subject to confirmation by the bankruptcy court after it has been voted on by certain creditors whose interest would be impaired by the plan, including the lenders under the our credit facility and holders of our senior notes, and satisfaction or waiver of certain conditions in addition to the conditions to complete the transactions contemplated by the relevant investment agreements. Satisfaction of certain of the conditions under the Stock Purchase Agreement are either out of our control or must be satisfied in the Investors’ sole discretion.

          Liquidity Assessment

      As discussed above, we currently estimate that XO needs a minimum of between $500 million and $600 million in additional funding, assuming a successful recapitalization of our balance sheet, to bring us the point where we expect to generate cash flows from operations sufficient to meet our operating expenses, capital expenditures, and debt service obligations. Accordingly, if we complete our proposed recapitalization, we expect that our business will use the cash investment expected to be received in the proposed recapitalization to fund operations and capital expenditures relating to our existing and planned network development. The majority of our cash funding required for network development will be used to purchase and install fiber optic cable, switches, routers, servers or other customer data-related equipment and related electronics. In addition, we expect our network development will require funds to develop our comprehensive information technology platform to support and enhance the provisioning, billing and installation of new and existing customers and to purchase and install equipment to connect buildings to our network. We will also be required to fund our operating losses and working capital and possible expenditures associated with market expansions and potential acquisitions of businesses or assets. In addition, we will require funds to pay our current future minimum lease obligations under noncancelable operating and capital leases and future minimum commitments under long-term contractual obligations associated with maintenance and service agreements. Such future minimum commitments are as follows (dollars in thousands):

		Capital	Other long-term	Total minimum
	Operating lease	lease	contractual	long-term
Year Ending December 31,	obligations	obligations	obligations	obligations

2002	$75,753	$20,752	$81,691	$178,196

2003	75,297	3,481	69,486	148,264

2004	73,070	2,809	59,429	135,308

2005	70,997	2,556	14,382	87,935

2006	59,575	2,416	14,340	76,331

Thereafter	394,956	2,010	189,803	586,769

Total future minimum long-term obligations	$749,648	$34,024	$429,131	$1,212,803

      If we complete the proposed recapitalization described above and the transactions contemplated by the relevant investment agreements, we anticipate that we would:

•	emerge from bankruptcy with a $5.9 billion reduction of our existing debt and preferred stock obligations;

•	have an amended secured credit facility in place which extends the maturity and repayment terms of the underlying loans; and

•	have sufficient cash to fund our business operations pending any unforeseen future events or further deterioration in the U.S. economy.

      In conjunction with our plan to recapitalize our balance sheet, we ceased making interest and dividend payments due under the terms of XO Parent’s unsecured notes and preferred stock effective December 1, 2001. Assuming that we do not pay cash interest on XO Parent’s unsecured notes, and cash dividends on our redeemable preferred stock, we estimate that our cash and marketable securities on hand as of December 31, 2001 totaling $755.2 million would be sufficient to fund our operations through most, if not all, of 2002.

      We believe that demand for communication services will continue to increase and, assuming completion of our proposed recapitalization, that recapitalized XO will eventually generate sufficient cash from operations to fund our operating expenses, capital expenditures and debt service. As volume increases, we expect that our strategy of owning or controlling facilities, rather than paying incumbents to use portions of their networks will result in higher profit margins. No assurance can be given that our creditors will support our proposed recapitalization, or that, if the proposed recapitalization is implemented through consummation of a plan of reorganization pursuant to a bankruptcy proceeding, parties entitled to vote will vote in favor of the proposed plan of reorganization or that the plan of reorganization will be confirmed by the bankruptcy court, or will not be subsequently modified. If the Investors terminate the Stock Purchase Agreement, or our proposed recapitalization is not completed, and if we are not able to develop and implement a feasible alternative recapitalization transaction, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery to which our secured and unsecured creditors would receive in such a liquidation.

          Going Concern

      XO’s consolidated financial statements have been prepared assuming we will continue as a going concern. As shown in our consolidated financial statements, we have defaulted on our debt obligations and have incurred recurring operating losses and negative cash flows from operating activities, which raises substantial doubt about our ability to continue as a going concern. Although XO Parent is a party to a definitive Stock Purchase Agreement with the Forstmann Little Investors and Telmex, there can be no assurance that we will be able to successfully recapitalize our balance sheet, receive regulatory approval and meet the other conditions to consummate the investment contemplated by the Stock Purchase Agreement, or any alternative recapitalization transaction, or that our liquidity and capital resources will be sufficient to maintain our normal operations. Due to our proposed recapitalization, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. It is expected that the implementation of our proposed recapitalization will result in the settlement of certain liabilities at amounts well below their current carrying amount and that the application of Fresh Start reporting, if applicable, upon XO Parent’s emergence from bankruptcy, will result in the significant write down of the recorded values of our long-lived and other assets. Our ability to continue as a going concern is dependent upon a number of factors including, but not limited to, completion of the proposed recapitalization and an infusion of a significant amount of capital, customer and employee retention, and our continued ability to provide high quality services. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

          Critical Accounting Policies

      Below are our accounting policies which require significant judgment in determining the underlying estimates and assumptions that affect the reported financial condition and operating results and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from these estimates, as they require assumptions that are inherently uncertain.

          Long-lived Assets

      XO’s long-lived assets include property and equipment, fixed wireless licenses, goodwill and identifiable intangible assets to be held and used.

      Property and equipment is stated at historical cost net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of telecommunications networks and acquired bandwidth is 5 to 20 years and 3 to 5 years for furniture fixtures, equipment and other. These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization.

      Investments in fixed wireless licenses consist of direct costs to acquire fixed wireless licenses. The estimated useful life is 20 years, which represents the estimated license term with renewal. As discussed in “New Accounting Pronouncements,” we expect to continue to amortize these fixed wireless licenses consistent with our current accounting policies when we adopt SFAS No. 142 in 2002.

      Goodwill and other intangibles consist primarily of goodwill acquired in the Concentric merger. Such costs are amortized using the straight-line method over the estimated useful lives of the assets. Substantially all of our goodwill and other intangibles are amortized over a period up to 5 years. As discussed in “New Accounting Pronouncements,” we expect to write off all, or substantially all, of our goodwill in the first quarter of 2002 when we adopt SFAS No. 142. We expect to continue to amortize other intangibles consistent with our current accounting policies.

      These long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Pursuant to SFAS No. 121, impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. We perform this analysis at the entity level by grouping together all long-lived assets, including goodwill, and comparing this amount to expected undiscounted future cash flows, including expected future capital expenditures and excluding debt service. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the proposed recapitalization. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. We believe that no such impairment existed in accordance with SFAS No. 121 as of December 31, 2001 or 2000. In the event that there are changes in the planned use of our long-term assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 121 would change.

      Because our best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 121 exists. However, as described more fully in “New Accounting Pronouncements,” beginning in the first quarter of 2002, our goodwill will be subject to the impairment test required by SFAS No. 142, which will likely result in all, or substantially all, of the amount being written off. Impairment assessment under SFAS

No. 142 is based on fair value, determined by using market prices, current prices for similar assets and liabilities or a discounted cash flow methodology. This determination of impairment differs from the assessment we currently employ pursuant to SFAS No. 121, which is based on expected future undiscounted cash flows and not fair value. In addition, assuming that our proposed recapitalization is implemented through consummation of a plan of reorganization pursuant to a bankruptcy proceeding, we may be required to apply Fresh Start reporting, under which our assets and liabilities would be recorded at their then fair values. This would result in a significant write down of our remaining long-lived assets.

          Revenue Recognition

      Revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life. Revenue from the sale or lease of unlit network capacity is recognized upon consummation of the transaction and the acquirer’s acceptance of the capacity in instances when we receive upfront cash payments and are contractually obligated to transfer title to the specified capacity at the end of the contract term. If the transaction does not meet these criteria, revenue is recognized ratably over the contract term. In 2001, approximately 1.5% of our total revenue was attributed to sales of unlit network capacity.

      We establish a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, operating and general expenses. We assess the adequacy of these reserves monthly evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We believe that our established valuation allowances were adequate as of December 31, 2001 and 2000. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” which is effective for all business combinations completed after June 30, 2001 and supercedes Accounting Principles Board Opinion No. 16, “Business Combinations.” Under SFAS No. 141, companies will be required to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and the allocation of purchase price. We do not believe the adoption of SFAS No. 141 will have a material effect on our results of operations and financial position.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which revises the accounting for purchased goodwill and intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets recorded at that date. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the amortization provisions of this statement. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The statement provides guidance on measuring goodwill and intangible asset impairments and on determining their fair values based on market prices, current prices for similar assets and liabilities or a discounted cash flow methodology. This determination of impairment differs from SFAS No. 121, which is based on expected future undiscounted flows and not fair value.

      SFAS No. 142 requires the completion of the initial impairment analysis of goodwill recorded at December 15, 2001 (other than goodwill associated with acquisitions after June 30, 2001) by June 30, 2002. If, however, events or changes in circumstances indicate that goodwill might be impaired before June 30, 2002, goodwill must be tested for impairment when this indication of possible impairment arises. As discussed above, we have defaulted on certain interest payment obligations and have begun to implement a proposed recapitalization. We believe such events constitute an event or change in circumstance that requires us to test our goodwill for impairment. Using the investment contemplated under the terms of the Stock Purchase Agreement to estimate the fair value of our goodwill, we expect to write off all, or substantially all, of our $1,878.3 million of goodwill in the first quarter of 2002 as a cumulative effect of a change in accounting principle as of January 1, 2002.

      Under SFAS No. 142, the useful life of an intangible asset is considered indefinite when there are generally no factors that limit the useful life of the intangible asset to the company. When we adopt SFAS No. 142 in 2002, we expect to continue to amortize our $947.5 million of fixed wireless licenses and our $151.7 million of other intangible assets over definite useful lives, consistent with our current accounting policies.

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

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      We have a $1.0 billion senior secured credit facility, and the rates at which interest accrues under the entire outstanding balance are variable. Variable rate debt subjects us to cash flow exposure resulting from changes in interest rates, as illustrated in the table below.

      We also have existing obligations relating to our outstanding redeemable preferred stock, senior notes, and subordinated notes. We do not have significant cash flow exposure to changing interest rates on our senior and subordinated notes and redeemable preferred stock because the interest and dividend rates of these securities are fixed. The fair values of these financial instruments would normally be subject to interest rate risk. If our proposed recapitalization is completed, all of our outstanding senior and subordinated notes and preferred stock would either be exchanged for consideration consisting of cash and common stock of recapitalized XO Parent, or be terminated. We expect that the consideration to be paid in the exchange for such notes would be substantially below the carrying value of the securities. Therefore, we believe that the fair value of these financial obligations will almost entirely be dependent on the terms and conditions of the proposed recapitalization, rather than changes in interest rates, and that interest rate risk associated with these obligations is not material.

      Marketable securities consist of an investment portfolio containing U.S. government agency issued and other securities with a duration of less than one year. These securities are classified as “available for sale.” If interest rates were to increase or decrease immediately, it would not likely have a material impact on the fair value of these financial instruments or on the interest we would earn on our investment portfolio as illustrated in the table below.

      We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure.

      Presented below is an analysis of our financial instruments as of December 31, 2001 that are sensitive to changes in interest rates. The table demonstrates the change in fair value in our investment portfolio and the change in cash flow related to our variable-rate senior secured credit facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points, or BPS, 100 BPS, and 150 BPS (dollars in millions).

	Valuation of Securities Given an			No Change	Valuation of Securities Given an
	Interest Rate Decrease of X Basis			in Interest	Interest Rate Increase of X Basis
	Points			Rates	Points

Interest Rate Risk	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS

Financial Assets:

3 months — 1 year	$267.4	$267.3	$267.1	$266.9	$266.8	$266.6	$266.4

Over 1 year	243.1	242.7	242.4	242.1	241.6	241.2	240.7

Marketable securities	$510.5	$510.0	$509.5	$509.0	$508.4	$507.8	$507.1

	Annual Interest Expense Given			No Change	Annual Interest Expense Given
	an Interest Rate decrease of X Basis			in Interest	an Interest Rate decrease of X
	Points			Rates	Basis Points

Cash Flow Risk	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS

Credit Facility	$37.1	$42.1	$47.1	$52.1	$57.1	$62.1	$67.1

      The sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis.

Item 8.     Financial Statements and Supplementary Data

      Our consolidated financial statements are filed under this Item, beginning on page F-1 of this Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The names, ages and positions with XO of our directors and executive officers are listed below.

Name	Age	Position

Daniel F. Akerson (1)	53	Chief Executive Officer and Chairman of the Board of Directors

Nathaniel A. Davis	48	President, Chief Operating Officer and Director

Joseph L. Cole (2)	46	Director

Sandra J. Horbach (2)	41	Director

Nicolas Kauser	62	Director

Craig O. McCaw (1)	52	Director

John H. Myers	56	Director

Sharon L. Nelson (2)	55	Director

Henry R. Nothhaft	57	Director

Jeffrey S. Raikes (3)	43	Director

Peter C. Waal (3)	70	Director

Name	Age	Position

Dennis M. Weibling (1)(2)(3)	51	Director

Nancy B. Gofus	48	Executive Vice President, Marketing and Customer Care

Michael S. Ruley	42	Executive Vice President, President, Market Sales Operations

John Jacquay	49	President, National Sales

Gary D. Begeman	43	Senior Vice President, General Counsel and Secretary

Doug L. Carter	50	Senior Vice President, Chief Technology Officer

Mark W. Faris	47	Senior Vice President, Network Operations

Wayne M. Rehberger	45	Senior Vice President, Chief Financial Officer

R. Gerard Salemme	48	Senior Vice President, Regulatory and Legislative Affairs

William Garrahan	44	Vice President, Corporate Development and Strategic Planning

(1)	Member of the Executive Committee of the Board of Directors.

(2)	Member of the Audit Committee of the Board of Directors.

(3)	Member of the Compensation Committee of the Board of Directors.

     Brief biographies of our directors are set forth below.

      Daniel F. Akerson. Mr. Akerson has served as our Chairman of the Board of Directors and Chief Executive Officer since joining XO in September 1999. From March 1996 to February 2001, he was the Chairman of the Board of Directors of Nextel Communications, Inc. From March 1996 to July 1999, he was Chief Executive Officer of Nextel Communications, Inc. Mr. Akerson currently serves as a director of the American Express Company and AOL Time Warner.

      Nathaniel A. Davis. Mr. Davis has served as our President and Chief Operating Officer since joining XO in January 2000. In February 2000, he was elected to serve on our Board of Directors. From October 1998 to January 2000, Mr. Davis served as Vice President of Technical Services for Nextel Communications. From November 1996 to September 1998, Mr. Davis was Chief Financial Officer of U.S. Operations at MCI. Mr. Davis currently serves as a director of Mutual of America Capital Management Corporation and XM Satellite Radio, Inc.

      Joseph L. Cole. Mr. Cole has been a director of XO since February 2000. Since January 1999, he has been Executive Vice President and General Counsel of Ampersand Holdings, Inc., an investment firm. Since October 2000, Mr. Cole also has been Publisher of the Santa Barbara News-Press. From 1984 to 1998, Mr. Cole was a partner of the law firm of Seed, Mackall & Cole LLP, where his practice emphasized corporate law.

      Sandra J. Horbach. Ms. Horbach has been a director of XO since January 2000. Since January 1993, she has been a general partner of Forstmann Little & Co. Ms. Horbach currently serves as a director of Community Health Systems, Inc., FLCC Holdings, Inc. (parent of Citadel Communications Corporation) and certain subsidiaries thereof, and Yankee Candle Company, Inc.

      Nicolas Kauser. Mr. Kauser has been a director of XO since February 1999. From 1994 to 1998, he was an Executive Vice President and Chief Technology Officer for AT&T Wireless Services.

      Craig O. McCaw. Mr. McCaw has been a director of XO since September 1994. From September 1994 to July 1997, he was our Chief Executive Officer. Since 1993, Mr. McCaw has been Chairman, Chief Executive Officer and a member of Eagle River Investments, LLC. Since 1993, Mr. McCaw has been Chairman and Co-Chief Executive Officer of Teledesic Corporation, a developer of a worldwide satellite-based telecommunications system. Mr. McCaw also currently serves as a director of Nextel Communications.

      John H. Myers. Mr. Myers has been a director of XO since October 2001. Since 1997, he has been President and Chief Executive Officer of General Electric Asset Management Incorporated (“GEAM”).

From 1986 to 1997, Mr. Myers was Executive Vice President of GEAM. Mr. Myers also serves as a trustee of the General Electric Pension Trust. Mr. Myers serves as a director of GE Capital Services, Inc., Hilton Hotels Corp. and the Pebble Beach Company, a golf management company. Mr. Myers is also a member of the Advisory Committee of Warburg Pincus, an investment advisor, a member of the Pension Managers Advisory Committee of the New York Stock Exchange and a trustee of Wagner College.

      Sharon L. Nelson. Ms. Nelson has been a director of XO since September 1997. Since September 2000, Ms. Nelson has been the Director of the Center for Law, Commerce and Technology at the University of Washington School of Law. From 1985 to 1997, she was Chairman of the Washington Utilities and Transportation Commission. Ms. Nelson also served on the Federal-State Joint Board on Universal Service created under the Telecommunications Act of 1996 and as one of the 20-member negotiating team appointed by the Governors of Washington, Idaho, Oregon and Montana to review the Northwest electric power system.

      Henry R. Nothhaft. Mr. Nothhaft has served been a director of XO since June 2000. Since April 20, 2001, Mr. Nothhaft has served as the Chief Executive Officer of SmartPipes, Inc. From June 2000 to April 20, 2001, he was our Vice Chairman. From May 1995 to June 2000, he was President and Chief Executive Officer of Concentric, from August 1995 to June 2000, he served on the Board of Directors of Concentric, and, from January 1998 to June 2000, he served as the Chairman of the Board of Concentric.

      Jeffrey S. Raikes. Mr. Raikes has been a director of XO since September 1997. Since July 1996, he has been a member of Microsoft Corporation’s Executive Committee and, since January 1996, he has been a Group Vice President of Microsoft.

      Peter C. Waal. Mr. Waal has been a director of XO since June 2000. Since 1998, Mr. Waal has been a private telecommunications consultant. From 1986 to 1998, he was Vice President, Strategic Planning and Business Development with DSC Communication Corporation. Mr. Waal currently serves as a director of InfoVista, S.A.

      Dennis M. Weibling. Mr. Weibling has been a director of XO since January 1997. From September 1994 to January 1997, he was Executive Vice President of XO. Since January 2002, Mr. Weibling has been Vice Chairman of Eagle River Investments, LLC. Since April 2000, he also has been Vice President of OneWorld Challenge, which owns and operates sailing vessels. From 1993 to December 2001, he was President of Eagle River Investments. Mr. Weibling is a member of Eagle River Investments and he currently serves as a director of Nextel Communications, Nextel International Inc., and Nextel Partners, Inc.

      Nancy B. Gofus. Ms. Gofus has served as our Executive Vice President, Marketing and Customer Care since September 2000 and was our Senior Vice President and Chief Marketing Officer from January 2000 until September 2000. From March 1999 to December 1999, she was the Chief Operating Officer of Concert Management Services, Inc., which previously was a wholly-owned subsidiary of British Telecom and is a global provider of managed telecommunications services. From March 1995 to March 1998, Ms. Gofus was Concert’s Senior Vice President of Marketing.

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

      John Jacquay. Mr. Jacquay has been our President, National Sales since February 2002. From November 1999 to February 2002, he was Chairman and Chief Executive Officer of Pagoo, Inc. From January 1999 to July 1999, Mr. Jacquay was President and Chief Operating Officer of GRIC Communications. From 1997 to 1999, he was Chief Operating Executive — Regulated Industries unit of MCI Systemhouse. From 1996 to 1997, Mr. Jacquay was President — Network services of US ONE Communications.

      Gary D. Begeman. Mr. Begeman has served as our Senior Vice President, General Counsel and Secretary since November 1999. From May 1997 to November 1999, he was Deputy General Counsel of Nextel Communications, and from August 1999 to November 1999, he also was a Vice President of Nextel Communications. From January 1992 to May 1997, Mr. Begeman was a partner of the law firm Jones, Day, Reavis & Pogue, specializing in corporate and securities law and mergers and acquisitions.

      Doug L. Carter. Mr. Carter has served as our Senior Vice President, Chief Technology Officer since May 1999. From July 1998 to May 1999, he was our Senior Vice President, Technology. From February 1998 to November 1998, Mr. Carter also was the Vice President, Technology of Teledesic. From June 1996 to January 1998, he was Senior Vice President, Network Operations of AT&T Wireless Services.

      Mark W. Faris. Mr. Faris has been our Senior Vice President, Network Operations since April 2001. From September 2000 to April 2001, he was the Chief Operating Officer of Gemeni Networks. From March 2000 to September 2000, Mr. Faris was President and Chief Operating Officer of BlueStar Communications. Prior to that, he had been employed by Southwestern Bell for over 20 years.

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

      William Garrahan. Mr. Garrahan has served as our Vice President, Corporate Development and Strategic Planning since July 2001. From September 1996 to February 2001, he was a Senior Vice President with Lehman Brothers, in its equity research department.

Information Regarding Certain Directorships

      Daniel F. Akerson. Pursuant to the terms of Mr. Akerson’s employment agreement with XO, Mr. Akerson is entitled to be nominated to serve on the Board of Directors and to hold the position of Chairman of the Board of Directors.

      Joseph L. Cole. Wendy P. McCaw and Craig O. McCaw are parties to a XO Stock Distribution Agreement effective as of November 3, 1997, entered into in connection with a portion of the settlement of a divorce action between Mr. and Mrs. McCaw. Under the Stock Distribution Agreement, Mrs. McCaw is entitled to designate one member of our Board of Directors. Eagle River Investments, LLC and Mr. McCaw have agreed to vote, and to cause Mr. McCaw’s affiliates to vote, all of their respective shares of XO stock to support the election to the Board of Directors of Mrs. McCaw’s designee. Mr. Cole is Mrs. McCaw’s designee to our Board of Directors under the Stock Distribution Agreement.

      Sandra J. Horbach and John H. Myers. Ms. Horbach was elected to our Board of Directors in January 2000, and Mr. Myers was elected to our Board of Directors in October 2001, in connection with the purchase by certain Forstmann Little & Co. investment funds of our series C and series D preferred stock. Pursuant to their terms, the holders of series C and series D preferred stock each have the right to designate a nominee to the Board of Directors and elect such nominee, each voting as a separate series, for so long as 40% of the aggregate number of shares of series C and series D preferred stock originally issued remain outstanding. Mr. Myers was nominated by the holders of our series C preferred stock. Ms. Horbach was nominated by the holders of our series D preferred stock.

      At such time as the aggregate number of outstanding shares of series C and series D preferred stock is less than 40% of the originally issued shares:

•	our Board of Directors shall cause the total number of directors then constituting the entire Board to decrease by one and the term of the director designated by the holders of the series C preferred stock shall cease, and

•	the holders of the series C preferred stock shall be entitled to designate one board observer, until such time as no shares of series C preferred stock are outstanding.

      At such time as the aggregate number of outstanding shares of series C and series D preferred stock is less than 20% of the originally issued shares:

•	our Board of Directors shall cause the total number of directors then constituting the entire Board to decrease by one and the term of the director designated by the holders of the series D preferred stock shall cease, and

•	the holders of the series D preferred stock shall be entitled to designate one board observer, until such time as no shares of series D preferred stock are outstanding.

      A director designated by either the holders of series C or series D preferred stock may be removed, with or without cause, only by the holders of that series. So long as the holders of series C preferred stock are entitled to designate a member of our Board of Directors under the terms summarized above, the holders of series C preferred stock are not entitled to vote for the election of any other XO directors. Likewise, so long as the holders of series D preferred stock are entitled to designate a member of our Board of Directors under the terms summarized above, the holders of series D preferred stock are not entitled to vote for the election of any other XO directors.

      In July 2000, certain Forstmann Little & Co. investment funds also purchased shares of our series G and series H preferred stock. Pursuant to the terms of the series G preferred stock, at such time as the holders of series C preferred stock are no longer entitled to designate a nominee to our Board of Directors, the holders of series G preferred stock shall have the right to designate a Board nominee under substantially the same arrangements as apply to the series C preferred stock. Likewise, pursuant to the terms of the series H preferred stock, at such time as the holders of series D preferred stock are no longer entitled to designate a nominee to our Board of Directors, the holders of series H preferred stock shall have the right to designate a Board nominee under substantially the same arrangements as apply to the series D preferred stock.

          Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock (the “Reporting Persons”) to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we receive copies of all Section 16(a) forms that these Reporting Persons file. We have reviewed copies of these reports and written representations from the Reporting Persons. We believe all Reporting Persons complied with their Section 16(a) reporting obligations during 2000, except for the following individuals: John H. Myers, who failed to file his Form 3 at the time of his appointment to our Board, which form subsequently has been filed, Jeffrey S. Raikes, who failed to report a November 2001 purchase of 6,000 shares of class A common stock and a December 2001 sale of 6,000 shares of class A common stock, and R. Gerard Salemme, who failed to report a May 2001 exercise of an option to purchase 66,200 shares of our class A common stock.

Item 11.  Executive Compensation

          Summary Compensation Table

      The following table sets forth, for the fiscal years ended December 31, 2001, 2000, and 1999, individual compensation information for our Chief Executive Officer, and each of our four most highly compensated executive officers (the “Named Executive Officers”).

					Long Term Compensation
					Awards

		Annual Compensation			Restricted	Securities	All Other
					Stock Award(s)	Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		($)(2)	Options (#)(3)	($)(4)

Daniel F. Akerson	2001	318,006 (5)	—	(5)	—	—	38,331
Chief Executive Officer and Chairman of the Board	2000 1999	500,000 132,692	477,950 300,000		— —	500,000 6,000,000	57,580 —

Nathaniel A. Davis	2001	375,000	296,136		432,500	—	194
President and Chief Operating Officer	2000 1999	375,000 —	239,524 —		— —	1,975,000 —	179 —

R. Gerard Salemme (6)	2001	213,200	223,655		86,500	—	6,787
Senior Vice President, Regulatory and Legislative Affairs	2000 1999	221,400 205,000	205,000 205,000		— —	70,000 300	8,687 8,510

Michael S. Ruley	2001	268,846	192,653		51,900	—	56,848
Executive Vice-President, Market Sales Operations	2000 1999	244,443 165,000	191,648 113,983		— —	253,100 800	36,324 8,146

Nancy B. Gofus	2001	275,000	178,503		51,900	—	8,950
Executive Vice President, Marketing and Customer Care	2000 1999	253,846 —	157,723 —		— —	350,000 —	3,154 —

(1)	Includes bonuses earned for the corresponding fiscal years that were paid subsequent to the stated calendar year end.

(2)	Represents an award of Class A common stock granted on August 20, 2001, which shares are restricted and subject to forfeiture until vested. A total of 1,250,000 shares were awarded, and all awards vest over a three-year period at the rate of one-third per year from the date of grant. At December 31, 2001, Mr. Davis held all 250,000 of the shares awarded to him, with a value of $24,000, Mr. Salemme held all 50,000 of the shares awarded to him, with a value of $4,800, and Mr. Ruley and Ms. Gofus each held all 30,000 of the shares awarded to him or her, with a value of $2,880. Like all shares of our common stock, no dividends have been or are expected to be paid on the shares of restricted stock.

(3)	Represents options to acquire shares of Class A common stock. Share figures have been restated retroactively to reflect stock splits with respect to our common stock. These balances do not include replacement options granted on January 17, 2002, in connection with the Offer to Exchange that we undertook in May 2001. See “Report on Repricing of Options” below. The grant of the replacement options will be reported in our annual report of Form 10-K for the year ending December 31, 2002.

(4)	For 2001, includes for Mr. Akerson: $28,517 for personal use of company-owned aircraft, $9,623 for contributions made by us on behalf of Mr. Akerson under our 401(k) Plan and $191 for premiums for group term life insurance paid by us; for Mr. Davis: $194 for premiums for group term life insurance paid by us; for Mr. Salemme: $6,600 for contributions made by us on behalf of Mr. Salemme under our 401(k) Plan and $187 for premiums for group term life insurance paid by us; for Mr. Ruley: $49,923 for reimbursement of relocation expenses; $6,800 for contributions made by us on behalf of Mr. Ruley under our 401(k) Plan and $125 for premiums for group term life insurance paid by us; for Ms. Gofus: $8,756 for contributions made by us on behalf of Ms. Gofus under our 401(k) Plan and $194 for premiums for group term life insurance paid by us.

(5)	In August 2001, Mr. Akerson elected to forgo all of his salary for all periods after August 2001, but for the nominal amount necessary to cover medical and related benefits. For 2001, he elected not to receive a bonus.

(6)	Salary, bonus and 401(k) Plan payments are made to Communications Consultants, Inc., which employs Mr. Salemme and from which we retain Mr. Salemme for service as our Senior Vice President, Regulatory and Legislative Affairs. See “Certain Relationships And Related Transactions”.

          Option Grants in Last Fiscal Year

      We did not grant stock options to any of the Named Executive Officers during 2001.

Aggregated Option Exercises and Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised			Value of Unexercised In-
			Options at Fiscal Year-End			the-Money Options at
	Shares Acquired		(#)			Fiscal Year-End ($)
	on Exercise	Value Realized
Name	(#)(1)	($)(1)	Exercisable		Unexercisable	Exercisable	Unexercisable

Daniel F. Akerson	300,000	1,268,813	3,325,000	(2)	2,875,000	161,500	95,000

Nathaniel A. Davis	100,000	422,938	—		200,000	—	19,000

R. Gerald Salemme	144,800	240,256	257,800		112,500	—	—

Michael S. Ruley	6,000	6,385	322,300		96,000	—	1,695

Nancy B. Gofus	—	—	25,000		75,000	2,375	7,125

(1)	As of the date that we filed this annual report, based on reports filed with the Securities and Exchange Commission, each Named Executive Officer continues to hold his respective shares acquired on exercise set forth in this table. As of March 21, 2002, the value of these respective holdings was $20,700 for Mr. Akerson, $6,900 for Mr. Davis, $9,991 for Mr. Salemme, and $414 for Mr. Ruley.

(2)	At December 31, 2001, of such amount, 1,700,000 had vested, but were not exercisable pursuant to Mr. Akerson’s employment agreement. See “Employment Agreements and Other Arrangements” below for a summary of the terms of Mr. Akerson’s employment agreement.

          Employment Agreements and Other Arrangements

      Daniel F. Akerson. We have entered into an employment agreement with Mr. Akerson that provides for his employment as Chairman of the Board and Chief Executive Officer through September 20, 2002. It provides for an annual base salary of $500,000, which we may increase annually, and for an annual bonus of up to 100% of base salary, as determined by our Board of Directors. In August 2001, Mr. Akerson elected to forgo all of his salary for all periods after August 2001, but for the nominal amount necessary to cover medical and related benefits. For 2001, he elected not to receive a bonus. Pursuant to the agreement, we granted Mr. Akerson the following stock options:

•	a non-qualified option to purchase 3,000,000 shares of class A common stock for $0.005 per share, vesting annually in three equal amounts on September 21, 2000, 2001 and 2002, but which may not be exercised by Mr. Akerson before September 21, 2002, unless his employment is terminated before that date; and

•	a non-qualified option to purchase 3,000,000 shares of class A common stock for $26.59375 per share, the closing price of such stock on the date of grant according to the Nasdaq National Market, vesting annually in four equal amounts on September 21, 2000, 2001, 2002 and 2003.

      In April 2001, the Compensation Committee of the Board of Directors permitted Mr. Akerson to exercise vested options with respect to 300,000 shares of class A common stock that were otherwise not exercisable until September 2002. As of the date that we filed this annual report, based on reports filed with the Securities and Exchange Commission, Mr. Akerson continues to hold these shares.

      If Mr. Akerson’s employment is terminated due to permanent disability or death, his employment agreement provides that one additional year of continuous employment from the date of death or permanent disability will be applied to the stock option vesting schedules. If Mr. Akerson’s employment is constructively terminated, or if specified events constituting a change in control occur, then the unvested portion of the options shall vest in full.

      Mr. Akerson’s employment agreement also provides that in the event of permanent disability during his employment term, we will pay him his existing base salary and will make all of his benefit payments for a period of twelve months following the date of the disability. In addition, it provides that in the event that Mr. Akerson’s employment is terminated other than for cause, is constructively terminated or is terminated upon or following a change in control, we will pay him his existing base salary, annual bonus and benefits that he would have received from the time of termination to the expiration of the agreement’s initial term. Under certain circumstances, we will make additional payments to Mr. Akerson for taxes due with respect to any payments or benefits under his agreement treated as an “excess parachute payment”

within the meaning of Section 280G of the Internal Revenue Code or any comparable provision of state or local tax law.

      Under the employment agreement, Mr. Akerson’s employment is constructively terminated if he terminates his employment as a direct result of:

•	a reduction in his initial base salary or in the maximum permitted annual bonus percentage;

•	a material change in his responsibilities that is inconsistent with his position; or

•	our material breach of the agreement.

      Under the employment agreement, a change of control means the occurrence of any of the following events, subject to certain exceptions:

•	we merge with another company where our stockholders hold less than a majority of the combined voting power of the company surviving the merger, other than a merger with any entity in which Eagle River has invested at least $10 million;

•	we sell all or substantially all of our assets to any other company;

•	51% or more of our outstanding voting stock is acquired by a person, entity or “group” (within the meaning of Rule 13d-5(b) under the Securities Exchange Act of 1934), other than Craig O. McCaw and his affiliates; and

•	similar transactions or events.

      Mr. Akerson is subject to confidentiality and non-competition restrictions during the employment term and for a period of two years after the termination of the employment. In the event that Mr. Akerson’s employment is constructively terminated or is terminated upon a change in control, he will not be subject to the non-competition restrictions.

      Nathaniel A. Davis. We have entered into an employment agreement with Mr. Davis that provides for his employment as President and Chief Operating Officer through January 3, 2004. It provides for an annual base salary of $375,000, which we may increase annually, and for an annual bonus of up to 70% of base salary, as determined by our Board of Directors. Pursuant to the agreement, we granted Mr. Davis the following stock options:

•	a non-qualified option to purchase 300,000 shares of class A common stock for $0.005 per share, which vests in full on January 4, 2004; and

•	a non-qualified option to purchase 1,350,000 shares of class A common stock for $38.15625 per share, the closing price of such stock on the date of grant according to the Nasdaq National Market, vesting annually in four equal amounts on January 4, 2001, 2002, 2003 and 2004.

      In April 2001, the Compensation Committee of the Board of Directors accelerated the vesting of, and permitted Mr. Davis to exercise, options with respect to 100,000 shares of class A common stock that were otherwise not exercisable until January 2004. As of the date that we filed this annual report, based on reports filed with the Securities and Exchange Commission, Mr. Davis continues to hold these shares.

      If Mr. Davis’ employment is terminated due to permanent disability or death, his employment agreement provides that one additional year of continuous employment from the date of death or permanent disability will be applied to the stock option vesting schedules. If Mr. Davis’ employment is constructively terminated, or if specified events constituting a change in control occur, then the unvested portion of the options shall vest in full.

      Mr. Davis’ employment agreement also provides that in the event of permanent disability during his employment term, we will pay him his existing base salary and will make all of his benefit payments for a period of twelve months following the date of the disability. In addition, it provides that in the event that Mr. Davis’ employment is terminated other than for cause, is constructively terminated or is terminated upon or following a change in control, we will pay him his existing base salary, annual bonus and benefits that he would have received from the time of termination to the expiration of the agreement’s initial term. Under certain circumstances, we will make additional payments to Mr. Davis for taxes due with respect to any payments or benefits under his agreement treated as an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code or any comparable provision of state or local tax law.

      Under the employment agreement, Mr. Davis’ employment is constructively terminated if he terminates his employment as a direct result of:

•	a reduction in his initial base salary or in the maximum permitted annual bonus percentage;

•	a material change in his responsibilities that is inconsistent with his position; or

•	our material breach of the agreement.

      Under the employment agreement, the definition of a “change of control” has substantially the same meaning as set forth in Mr. Akerson’s employment agreement, the terms of which are summarized above.

      Mr. Davis is subject to confidentiality and non-competition restrictions during the employment term and for a period of two years after the termination of the employment. In the event that Mr. Davis’ employment is constructively terminated or is terminated upon a change in control, he will not be subject to the non-competition restrictions.

      Michael S. Ruley. We have entered into an employment agreement with Mr. Ruley that provides for his employment through January 13, 2003. It provides for an annual base salary of $250,000, which we may increase annually, and for an annual bonus of up to 55% of base salary, as determined by our Board of Directors.

      If Mr. Ruley’s employment is terminated due to permanent disability or death, his employment agreement provides that one additional year of continuous employment from the date of death or permanent disability will be applied to the vesting schedules of certain stock options. If Mr. Ruley’s employment is constructively terminated, or if specified events constituting a change in control occur, then the unvested portion of such options shall vest in full.

      Mr. Ruley’s employment agreement also provides that in the event of permanent disability during his employment term, we will pay him his existing base salary and will make all of his benefit payments for a period of twelve months following the date of the disability. In addition, it provides that in the event that Mr. Ruley’s employment is terminated other than for cause, is constructively terminated or is terminated upon or following a change in control, we will pay him his existing base salary, annual bonus and benefits that he would have received from the time of termination to the expiration of the agreement’s initial term. Under certain circumstances, we will make additional payments to Mr. Ruley for taxes due with respect to any payments or benefits under his agreement treated as an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code or any comparable provision of state or local tax law.

      Under the employment agreement, Mr. Ruley’s employment is constructively terminated if he terminates his employment as a direct result of:

•	a reduction in his initial base salary or in the maximum permitted annual bonus percentage;

•	a material change in his responsibilities that is inconsistent with his position; or

•	our material breach of the agreement.

      Under the employment agreement, the definition of a “change of control” has substantially the same meaning as set forth in Mr. Akerson’s employment agreement, the terms of which are summarized above.

      Mr. Ruley is subject to confidentiality and non-competition restrictions during the employment term and for a period of two years after the termination of the employment. In the event that Mr. Ruley’s employment is constructively terminated or is terminated upon a change in control, he will not be subject to the non-competition restrictions.

      Vesting of Stock Options in Connection With a Change of Control of XO. In recognition that the possibility of a change of control exists and the desire to secure both the present and future continuity of management, our stock option plan provides that in certain circumstances unvested stock options granted under the plan will vest in full in connection with a change of control of XO. Under the plan, options granted to non-affiliated directors will vest in full immediately upon a change of control, and options granted to employees whose employment is terminated without cause, and certain officers (including those Named Executive Officers who are currently executive officers of us) whose employment is terminated without cause or for good reason, within one year of the change of control will vest in full. Under the plan, a change of control means the occurrence of any of the following events, subject to certain exceptions:

•	we merge with another company where our stockholders hold less than a majority of the combined voting power of the company surviving the merger, other than a merger with an affiliate of Craig O. McCaw;

•	we sell all or substantially all of our assets to any other company, other than to Craig O. McCaw or his affiliates;

•	51% or more of the outstanding voting stock of XO is acquired by a person, entity or “group” (within the meaning of Rule 13d-5(b) under the Securities Exchange Act of 1934), other than Craig O. McCaw and his affiliates; and

•	similar transactions or events.

      Under the plan, good reason means the occurrence of any of the following events:

•	significant, adverse change in duties, responsibilities and authority;

•	relocation of more than 30 miles;

•	reduction of salary or bonus potential; and

•	uncured breach of employers’ contractual obligations.

      In addition, the terms of certain options granted to Mr. Salemme provide for accelerated vesting in the event that Craig O. McCaw, or an entity or entities he controls, no longer has control of a majority of the votes of us. In addition, certain other options granted to Mr. Salemme provide for accelerated vesting upon the happening of certain mergers, sales of substantially all of our assets, acquisitions of our voting power, and changes in the composition of our Board of Directions, or upon our liquidation or dissolution.

          Director Compensation

      Each director is entitled to reimbursement for out-of-pocket expenses incurred for each meeting of the full Board or a committee of the Board attended. In addition, Mr. Kauser received $8,169 in 2001 for services as a member of the Board. Our stock option plan permits grants and awards to non-employee directors, and we have in the past granted options to directors who are not affiliated with us, other than in connection with their service on the Board of Directors, or one of our significant stockholders. We made no such grants in 2001. The stock options granted to Mr. Nothhaft in 2000 when he was employed by us, and the stock options assumed by us in connection with the Concentric merger, remain outstanding and continue to vest so long as he remains on our Board.

          Compensation Committee Interlocks and Insider Participation

      During 2001, Messrs. Jeffrey S. Raikes, Peter C. Waal and Dennis M. Weibling served on the Compensation Committee. From September 1994 to January 1997, Mr. Weibling was Executive Vice President of XO.

          Report on Repricing of Stock Options

      Stock Option Exchange Program. In May 2001, we offered our employees the opportunity to exchange outstanding stock options held under our option plans with an exercise price per share of $10.00 or more for new options with an exercise price to be determined, pursuant to the Schedule TO and Offer to Exchange of XO Communications, Inc., as amended, that was originally filed with the Securities and Exchange Commission on May 29, 2001. This Offer to Exchange was open to all individuals who at the time of the offer had been U.S. employees of us or one of our U.S. subsidiaries continuously since March 18, 2001, other than our Chairman of the Board and Chief Executive Officer and non-employee members of the Board of Directors.

      Under the terms of the Offer to Exchange, in addition to any such options tendered for exchange, participants were deemed to have automatically tendered for exchange any option granted by us on or after December 26, 2000 regardless of whether the exercise price per share provided in such an option is more or less than $10.00. The new options covered 85% of the number of shares covered by the old options tendered and accepted for exchange. We granted the new options in exchange for the cancelled options on January 17, 2002. The exercise price of the new options equaled the fair market value of our common stock on the date of that grant, which was $0.14 per share. The new options were 30% vested on the date of grant and the remaining 70% vest monthly thereafter in equal installments over the following 36-month period until fully vested.

      We grant stock options to provide our employees an opportunity to acquire or increase a proprietary interest in us, thereby allowing us to attract and motivate our employees and creating a stronger incentive for our employees to expend maximum effort for our growth and success, and to encourage our employees to continue their employment with us.

      At the time of the Exchange Offer, many of our outstanding options, whether or not they were currently exercisable, had exercise prices that were significantly higher than the then-current market price of our common stock. We believed at the time that these options did not provide the incentive and retention features intended. By making the Offer to Exchange, we intended to provide our employees with the benefit of owning options that over time may have a greater potential to increase in value, create better performance incentives for employees and thereby maximize stockholder value. Providing these benefits was important for all of our employees, but it was particularly important for our executive officers, including the Named Executive Officers (other than Mr. Akerson, who was not eligible to participate), as we wanted to provide them with strong incentives to continue their employment with us. Given the compensation structure of and stock options held by our Chairman and Chief Executive Officer and at Mr. Akerson’s request, we did not believe that it appropriate for him to participant in the Offer to Exchange. Similarly, because employee retention was an important factor in our decision to approve the Offer to Exchange, we did not believe that it was appropriate for non-employee members of our Board of Directors who hold stock options to participate in the Offer to Exchange.

The Compensation Committee
Dennis M. Weibling, Chair
Jeffrey S. Raikes
Peter C. Waal

		Number of Securities
		Underlying Options/	Market Price of Stock at	Exercise Price At Time
		Repriced or	Time of Repricing or	of Repricing or
Name	Date (1)	Amended (#) (2)	Amendment ($)	Amendment ($)

Nathaniel A. Davis	July 16, 2001	1,350,000	1.58	38.15625
President and Chief	July 16, 2001	200,000	1.58	53.34375
Operating Officer	July 16, 2001	125,000	1.58	12.4375

Nancy B. Gofus	July 16, 2001	200,000	1.58	38.15625
Executive Vice	July 16, 2001	25,000	1.58	35.063
President, Marketing	July 16, 2001	25,000	1.58	12.4375
and Customer Care

Michael S. Ruley	July 16, 2001	800	1.58	18.3125
Executive Vice	July 16, 2001	200,000	1.58	37.1875
President, Market Sales	July 16, 2001	1,600	1.58	52.34375
Operations	July 16, 2001	27,500	1.58	12.4375

Gary D. Begeman	July 16, 2001	200,000	1.58	28.40625
Senior Vice President,	July 16, 2001	40,000	1.58	52.34375
General Counsel and	July 16, 2001	30,000	1.58	12.4375
Secretary

Douglas Carter	July 16, 2001	40,000	1.58	52.34375
Senior Vice President, Chief Technology Officer

Wayne M. Rehberger	July 16, 2001	250,000	1.58	33.00
Senior Vice President, Chief Financial Officer	July 16, 2001	25,000	1.58	12.4375

R. Gerald Salemme	July 16, 2001	50,000	1.58	52.34375
Senior Vice President, Regulatory and Legislative Affairs	July 16, 2001	20,000	1.58	12.4375

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Length of Original
		Option Term
	New	Remaining at
	Exercise	Date of Repricing
Name	Price ($)	or Amendment

Nathaniel A. Davis	0.14	102 months
President and Chief	0.14	103 months
Operating Officer	0.14	113 months

Nancy B. Gofus	0.14	102 months
Executive Vice	0.14	111 months
President, Marketing	0.14	113 months
and Customer Care

Michael S. Ruley	0.14	93 months
Executive Vice	0.14	102 months
President, Market Sales	0.14	103 months
Operations	0.14	113 months

Gary D. Begeman	0.14	100 months
Senior Vice President,	0.14	103 months
General Counsel and	0.14	113 months
Secretary

Douglas Carter	0.14	103 months
Senior Vice President, Chief Technology Officer

Wayne M. Rehberger	0.14	110 months
Senior Vice President, Chief Financial Officer	0.14	113 months

R. Gerald Salemme	0.14	103 months
Senior Vice President, Regulatory and Legislative Affairs	0.14	113 months

(1)	Represents the date of the consummation of the exchange offer. New replacement options were not granted until January 17, 2002 pursuant to the terms of the exchange offer.

(2)	Replacement options granted in exchange for the cancellation of existing options covered only 85% of the shares underlying the canceled options.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information, as of March 1, 2002, with respect to the beneficial ownership of our capital stock by (1) each member of the Board of Directors, (2) our Chief Executive Officer and each of the executive officers named in the executive compensation tables included in this annual report, and (3) all directors and executive officers as a group.

	Shares Beneficially Owned(1)

				Percent of Total
		Amount and		Shares	Percent of Total
	Title of	Nature of	Percent of	Outstanding	Voting Power
Name	Class	Ownership	Class(%)	(%)(2)	(%)(2)

Daniel F. Akerson(3)	Class A	3,750,000	*
	Class B	0	0	*	*

Nathaniel A. Davis(4)	Class A	862,222	*
	Class B	0	0	*	*

Joseph L. Cole	Class A	12,000	*
	Class B	0	0	*	*

Sandra J. Horbach(5)	Class A	123,529,412	30.03
	Class B	0	0	23.95	8.49

Nicolas Kauser(6)	Class A	516,450	*
	Class B	0	0	*	*

Craig O. McCaw(7)	Class A	14,725,040	3.58
	Class B	65,432,562	62.66	15.54	45.93

John H. Myers	Class A	0	0
	Class B	0	0	0	0

Sharon L. Nelson(8)	Class A	88,268	*
	Class B	0	0	*	*

Henry R. Nothhaft(9)	Class A	1,358,239	*
	Class B	0	0	*	*

Jeffrey S. Raikes(10)	Class A	588,268	*
	Class B	0	0	*	*

Peter C. Waal(11)	Class A	57,906	*
	Class B	0	0	*	*

Dennis M. Weibling(12)	Class A	7,646,166	1.86
	Class B	63,743,574	61.04	13.84	44.32

R. Gerard Salemme(13)	Class A	521,920	*
	Class B	0	0	*	*

Michael S. Ruley(14)	Class A	479,108	*
	Class B	0	0	*	*

Nancy Gofus(15)	Class A	173,290	*
	Class B	0	0	*	*

All directors and executive officers as a group (22 persons)(16)	Class A	148,798,780	35.51
	Class B	65,432,562	62.66	40.92	54.88

(1)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days after March 1, 2002. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of our common stock beneficially owned.

(2)	Percent of Total Shares Outstanding is based on the total of the number of shares outstanding, as of March 1, 2002, of our class A and class B common stock and the number of shares of class A common stock into which all our outstanding voting preferred stock, as of March 1, 2002, is convertible. Percent of Total Voting Power is based on the voting power attributable to the total number of shares outstanding, as of March 1, 2002, of our class A and class B common stock and our voting preferred stock.

(3)	Includes 3,450,000 shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter by Mr. Akerson upon the exercise of nonqualified stock options. Of the shares noted in this table, Mr. Akerson holds options to purchase 1,700,000 shares of class A common stock that are vested, but which are not currently exercisable pursuant to the terms of his employment agreement, which are summarized below. Beneficial ownership information for Mr. Akerson, who is a member of Eagle River Investments, does not include shares of our common stock held by or for the benefit of Eagle River Investments.

(4)	Includes 510,175 shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter by Mr. Davis upon the exercise of nonqualified stock options. Also includes 250,000 shares of class A common stock issued under our Stock Option Plan that remain subject to forfeiture.

(5)	Includes 584,375 shares of series C preferred stock and 268,750 shares of series G preferred stock held by Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., a Delaware limited partnership, or MBO-VII, 265,075 shares of series D preferred stock and 131,052 of series H preferred stock held by Forstmann Little & Co. Equity Partnership-VI, L.P., a Delaware limited partnership, or Equity-VI, and 550 shares of series D preferred stock and 198 shares of series H preferred stock held by FL Fund, LP, a Delaware limited partnership, which, as of March 1, 2002, were convertible into a total of 73,529,412 shares of class A common stock. Also includes 50,000,000 shares of class A common stock held by Equity-VI. FLC XXXIII Partnership, a New York general partnership, is the general partner of MBO-VII. FLC XXXII Partnership, L.P., a New York limited partnership, is the general partner of Equity-VI. FLC XXXI Partnership, L.P., a New York limited partnership, is the general partner of FL Fund. Ms. Horbach, who is a general partner of FLC XXXIII Partnership, FLC XXXII Partnership, and the general partner of FLC XXXI Partnership, disclaims beneficial ownership of all securities of XO held by the Forstmann Little partnerships, except to the extent of her pecuniary interests therein.

(6)	Includes 480,450 shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter by Mr. Kauser upon the exercise of nonqualified stock options.

(7)	Includes 7,079,228 shares of class A common stock and 63,743,574 shares of class B common stock held by Eagle River Investments, held beneficially by Mr. McCaw as a result of his ownership interests in Eagle River Investments. Also includes 765,750 shares of class A common stock held by, and 26,480 shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter upon the exercise of nonqualified stock options held by, Eagle River, Inc., which is wholly-owned by Mr. McCaw. Pursuant to the terms of the Stock Distribution Agreement between Craig O. McCaw and Wendy P. McCaw, Mr. McCaw holds a proxy to vote the number of shares of XO stock held by Mrs. McCaw that, when added to all XO capital stock held by Mr. McCaw or any of his affiliates or over which they have voting rights, are necessary for Mr. McCaw to hold 51% of the voting power of XO. Mr. McCaw also holds a proxy to vote all shares of common stock held by his brother, Keith W. McCaw. No shares owned or controlled by Wendy P. McCaw or Keith W. McCaw are included in the beneficial holdings of Craig O. McCaw.

(8)	Represents shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter by Ms. Nelson upon the exercise of nonqualified stock options.

(9)	Includes 1,160,529 shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter by Mr. Nothhaft upon the exercise of nonqualified stock options.

(10)	Includes 22,068 shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter by Mr. Raikes upon the exercise of nonqualified stock options.

(11)	Represents shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter by Mr. Waal upon the exercise of nonqualified stock options.

(12)	Includes 7,079,228 shares of class A common stock and 63,743,574 shares of class B common stock held by Eagle River Investments. Mr. Weibling, who is an officer and a member of Eagle River Investments, disclaims beneficial ownership of all securities of XO held by or for the benefit of Eagle River Investments, except to the extent of his pecuniary interest therein.

(13)	Includes 279,120 shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter by Mr. Salemme upon the exercise of nonqualified stock options. Also includes 50,000 shares of class A common stock issued under our Stock Option Plan that remain subject to forfeiture. Beneficial ownership information for Mr. Salemme, who is a member of Eagle River Investments, does not include shares of our common stock held by or for the benefit of Eagle River Investments.

(14)	Includes 436,393 shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter by Mr. Ruley upon the exercise of nonqualified stock options. Also includes 30,000 shares of class A common stock issued under our Stock Option Plan that remain subject to forfeiture.

(15)	Includes 126,144 shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter by Ms. Gofus upon the exercise of nonqualified stock options. Also includes 30,000 shares of class A common stock issued under our Stock Option Plan that remain subject to forfeiture.

(16)	Includes (a) an aggregate of 7,715,157 shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter by directors and executive officers as a group upon the exercise of nonqualified stock options, (b) 620,000 shares of class A common stock issued under our Stock Option Plan that remain subject to forfeiture, (c) 73,529,410 shares of class A common stock into which 584,375 shares of series C preferred stock and 268,750 shares of series G preferred stock held by MBO-VII, 265,075 shares of series D preferred stock and 131,052 shares of series H preferred stock held by Equity-VI, and 550 shares of series D preferred stock and 198 shares of series H preferred stock held by FL Fund, were convertible as of March 1, 2002, (d) 50,000,000 shares of class A common stock held by Equity-VI (see footnote 5 above), (e) 7,079,228 shares of class A common stock and 63,743,574 shares of class B common stock held by Eagle River Investments, held beneficially by Mr. McCaw and Mr. Weibling as a result of their ownership interests in Eagle River Investments, and (f) 765,750 shares of class A common stock held by, and 26,480 shares of class A common stock obtainable as of March 1, 2002 or 60 days thereafter upon the exercise of nonqualified stock options held by, Eagle River, Inc., which is wholly-owned by Mr. McCaw (see footnotes 7 and 12 above).

*	Less than 1%

     The following table sets forth information, as of March 1, 2002, with respect to the beneficial ownership of our capital stock of persons known to us to be the beneficial owners of more than five percent of a class of our common stock (other than officers and directors). The information below has been derived from reports filed with the Securities and Exchange Commission by, or representations received from, the holders.

	Shares Beneficially Owned(1)

				Percent of Total
		Amount and		Shares	Percent of Total
	Title of	Nature of	Percent of	Outstanding	Voting Power
Name	Class	Ownership	Class (%)	(%)(2)	(%)(2)

Eagle River Investments, LLC (3)	Class A	7,079,288	1.72
2300 Carillon Point	Class B	63,743,574	61.04	13.73	44.28
Kirkland, WA 98033

Wendy P. McCaw	Class B	38,890,596	37.24	7.54	26.72
1332 Anacapa, Suite 200 Santa Barbara, CA 93101

Forstmann Little & Co. Equity Partnership-VI, L.P. (4)	Class A	73,301,588	17.82	14.21	5.04
c/o Forstmann Little & Co. 767 Fifth Avenue New York, NY 10153

Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. (5)	Class A	50,183,824	12.20	9.73	3.45
c/o Forstmann Little & Co. 767 Fifth Avenue New York, NY 10153

Putnam Investments, Inc. (6)	Class A	42,912,889	10.43	8.32	2.95
One Post Office Square Boston, MA 02109

(1)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days after March 1, 2002. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named individuals or entities have sole voting and investment power with respect to the shares of XO common stock beneficially owned.

(2)	Percent of Total Shares Outstanding is based on the total number of shares outstanding, as of March 1, 2002, of our class A and class B common stock and the total number of shares of class A common stock into which all our outstanding voting preferred stock, as of March 1, 2002, is convertible. Percent of Total Voting Power is based on the voting power attributable to the total number of shares outstanding, as of March 1, 2002, of our class A and class B common stock and voting preferred stock.

(3)	Messrs. Akerson, McCaw, Salemme and Weibling are members of Eagle River Investments. Because Messrs. McCaw and Weibling are officers of Eagle River Investments, they may be deemed beneficial owners of the shares owned by Eagle River Investments. Mr. Weibling disclaims beneficial ownership of all securities of XO held by Eagle River Investments, except to the extent of his pecuniary interest therein.

(4)	As reported in the Schedule 13D of Equity-VI, Equity-VI directly owns (a) 265,075 shares of series D preferred stock and 131,052 shares of series H preferred stock, which, pursuant to the respective terms of such stock, are convertible into a total of 23,301,588 shares of class A common stock, and (b) 50,000,000 shares of class A common stock. FLC XXXII Partnership, L.P. is the general partner of Equity-VI. Theodore J. Forstmann, Sandra J. Horbach, an XO director, Thomas H. Lister, Winston W. Hutchins, Jamie C. Nicholls and Gordon A. Holmes are the general partners of FLC XXXII. Accordingly, each of the individuals named above may be deemed the beneficial owners of shares owned by Equity-VI. Excludes 800,000 shares of our class A common stock held by Theodore J. Forstmann.

(5)	As reported in the Schedule 13D of MBO-VII, MBO-VII directly owns 584,375 shares of series C preferred stock and 268,750 shares of series G preferred stock, which, pursuant to the respective terms of such stock, are convertible into a total of 50,183,824 shares of class A common stock. FLC XXXIII Partnership, L.P. is the general partner of MBO-VII. Theodore J. Forstmann, Sandra J. Horbach, an XO director, Thomas H. Lister, Winston W. Hutchins, Jamie C. Nicholls and Gordon A. Holmes are the general partners of FLC XXXIII. Accordingly, each of the individuals named above may be deemed the beneficial owners of shares owned by MBO-VII. Excludes 800,000 shares of our class A common stock held by Theodore J. Forstmann.

(6)	As reported in the most recent amendment to Schedule 13G of Putnam Investments, Inc., of this amount, 39,611,688 shares are beneficially held by Putnam Investment Management, Inc. and 3,301,201 shares are held by Putnam Advising Company, Inc., which is the investment advisor to Putnam’s institutional clients.

Item 13.     Certain Relationships and Related Transactions

      Craig O. McCaw. In January 2002, we retained an entity owned by Craig O. McCaw to act as our agent with respect to the sale of our Falcon 2000 aircraft, for which it received a commission of $161,250.

      Craig O. McCaw owns a 20% interest and R. Gerard Salemme owns an 80% interest in Communications Consultants, Inc., which employs Mr. Salemme and from which we retain Mr. Salemme for service as XO’s Senior Vice President, Regulatory and Legislative Affairs. See the “Summary Compensation Table” for information regarding payments to Communications Consultants.

      McLeodUSA Incorporated. In 2001, we completed several transactions with McLeodUSA Incorporated. Three limited partnerships affiliated with Forstmann Little & Co., which we will refer to for purposes of this discussion as the Forstmann Little/ McLeod Partnerships, collectively own all of the outstanding shares of two series of McLeodUSA preferred stock. Sandra J. Horbach, a member of our board of directors, is a general partner of each of the three respective partnerships that serves as a the general partnerships of the Forstmann Little/ McLeod Partnerships. One of the Forstmann Little/ McLeod Partnerships is Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P., or MBO-VII, which holds 584,375 shares of our series C preferred stock and 268,750 shares of our series G preferred stock. For further discussion, see Item 12. “Security Ownership of Certain Beneficial Owners and Management.” By including this information regarding certain transactions with McLeodUSA, we are not conceding that the relationships among these parties is of a nature that would require disclosure under applicable regulations promulgated pursuant to the Securities Exchange Act of 1934, as amended.

      In 2001, McLeodUSA provided interconnection and facilities-based telecommunications services to us, and we acquired unlit metro network capacity from McLeodUSA as part of the development of our Greater Minneapolis/ St. Paul metro network. Prior to the purchase of this unlit fiber, we had constructed a large switch center in the Minneapolis/ St. Paul metro area. The purchase of this unlit fiber accelerated our speed to market and utilization of certain telephone switch assets. We paid McLeodUSA a total of $15.8 million for all such services and capacity during 2001. In 2001, we provided limited telecommunications services to McLeodUSA and constructed unlit metro network capacity for McLeod. We received a total of $8.1 million for all such services from McLeodUSA in 2001.

      Other Transactions and Relationships. In April 2001, we lent $700,000 to Henry R. Nothhaft, Vice Chairman, to provide short term bridge financing to Mr. Nothhaft in connection with the retirement of amounts due to third parties that were secured by XO stock. The loan has been paid in full. The loan had a term of 60 days interest accrued at a per annual rate of 5%, and was secured by approximately 650,000 shares of XO stock owned by Mr. Nothhaft.

      Certain holders of our securities, including Craig O. McCaw, Eagle River Investments, LLC, Wendy P. McCaw and affiliates of Forstmann Little & Co., have the right to require us to register, under the Securities Act of 1933, shares of class A common stock acquired by the holders. The holders also have the right to include shares of class A common stock held by them in certain registration statements filed by us.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) (1) and (2) Financial Statements and Schedules:

(3) List of Exhibits — Refer to Exhibit Index, which is incorporated herein by reference.

      (b) Reports on Form 8-K:

(1)	Current Report on Form 8-K, filed on November 29, 2001, reporting under Item 5 XO announced that it had entered into a preliminary agreement with Forstmann Little and Télefonos de México S.A. de C.V., pursuant to which XO will receive an investment of $400 million from each company, or a total of $800 million, in exchange for new equity in the company.

(2)	Current Report on Form 8-K, filed on December 14, 2001, reporting under Item 5 XO announced that it had requested to voluntary delist its stock from the Nasdaq National Market.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: March 29, 2002

By:	/s/ DANIEL F. AKERSON

Daniel F. Akerson Chief Executive Officer Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated:

Name	Title

/s/ DANIEL F. AKERSON Daniel F. Akerson	Chief Executive Officer (Principal Executive Officer) Chairman of the Board of Directors
/s/ WAYNE M. REHBERGER Wayne M. Rehberger	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ JOSEPH L. COLE Joseph L. Cole	Director
/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	Director
Sandra J. Horbach	Director
/s/ NICHOLAS KAUSER Nicolas Kauser	Director
Craig O. McCaw	Director
John H. Myers	Director
/s/ SHARON L. NELSON Sharon L. Nelson	Director
/s/ HENRY R. NOTHHAFT Henry R. Nothhaft	Director

Name	Title

/s/ JEFFREY S. RAIKES Jeffrey S. Raikes	Director
/s/ PETER C. WAAL Peter C. Waal	Director
/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director

EXHIBIT INDEX

2.1	Stock Purchase Agreement by and among XO Communications, Inc., Forstmann Little & Co. Equity Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P. dated January 15, 2002 (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K, filed on January 17, 2002, of XO Communications, Inc.)
3.1.1	Amended and Restated Certificate of Incorporation of XO Communications, Inc. (f/k/a NM Acquisition Corp.) (Incorporated herein by reference to exhibit 3.1.1 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
3.1.2	Certificate of Amendment of Certificate of Incorporation of XO Communications, Inc. (f/k/a NM Acquisition Corp.) (Incorporated herein by reference to exhibit 3.1.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
3.1.3	Certificate of Amendment of Certificate of Incorporation of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 3.1.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
3.1.4	Certificate of Amendment of Certificate of Incorporation of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 3.1.4 filed with the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 of XO Communications, Inc. and XO Capital, Inc.)
3.2.1	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 14% Series A Senior Exchangeable Redeemable Preferred Shares and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.4 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
3.2.2	Certificate of Designation of Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 6 1/2% Series B Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1.5 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc. ) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
3.2.3	Amended and Restated Certificate of Designation of Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series C Cumulative Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.1 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 of XO Communications, Inc. and XO Capital, Inc.)
3.2.4	Amended and Restated Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series D Convertible Participating Preferred Stock and Qualifications, Limitations and Restrictions Thereof (Incorporated herein by reference to exhibit 3.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 of XO Communications, Inc. and XO Capital, Inc.)

3.2.5	Certificate of Designation of Voting Power, Designation Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of 13 1/2% Series E Senior Redeemable Exchangeable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 3.1.8 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
3.2.6	Certificate of Designation of Voting Power, Designation Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of 7% Series F Convertible Redeemable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 3.1.9 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
3.2.7	Amended and Restated Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series G Cumulative Convertible Participating Preferred Stock and Qualifications, Limitation and Restrictions Thereof (Incorporated herein by reference to exhibit 3.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 of XO Communications, Inc. and XO Capital, Inc.)
3.2.8	Amended and Restated Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series H Convertible Participating Preferred Stock and Qualifications, Limitation and Restrictions Thereof (Incorporated herein by reference to exhibit 3.4 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 of XO Communications, Inc. and XO Capital, Inc.)
3.3	Restated By-laws of XO Communications, Inc. (f/k/a NM Acquisition Corp.) (Incorporated herein by reference to exhibit 3.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.1.1	Form of stock certificate of 14% Senior Exchangeable Redeemable Preferred Shares (Incorporated herein by reference to exhibit 4.4 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.1.2	Form of stock certificate of Class A common stock (Incorporated herein by reference to exhibit 4.4 filed with the Registration Statement on Form S-1 of NEXTLINK Communications, Inc. (Commission File No. 333-32001))
4.1.3	Form of stock certificate of 6 1/2% Cumulative Convertible Preferred Stock (Incorporated herein by reference to exhibit 4.1.3 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.1.4	Form of stock certificate of Series C Cumulative Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.4 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.1.5	Form of stock certificate of Series D Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.5 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.1.6	Form of stock certificate of 13 1/2% Series E Senior Redeemable Exchangeable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 4.3 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-58641))

4.1.7	Form of stock certificate of 7% Series F Convertible Redeemable Preferred Stock Due 2010 (Incorporated herein by reference to exhibit 4.1.7 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.1.8	Form of stock certificate of Series G Cumulative Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.8 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.1.9	Form of stock certificate of Series H Convertible Participating Preferred Stock (Incorporated herein by reference to exhibit 4.1.9 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.2.1	Indenture, dated as of April 25, 1996, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee, relating to 12 1/2% Senior Notes due April 15, 2006, including form of global note (Incorporated herein by reference to exhibit 4.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, L.L.C. and NEXTLINK Capital, Inc. (Commission File No. 333-4603))
4.2.2	First Supplemental Indenture, dated as of January 31, 1997, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), NEXTLINK Communications, L.L.C. (predecessor to XO Communications, Inc.), NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.6 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.2.3	Second Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), NEXTLINK Capital, Inc. and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.10 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
4.2.4	Third Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated April 25, 1996, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., NEXTLINK Capital, Inc., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.2.4 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.3.1	Indenture dated September 25, 1997 between United States Trust Company, as Trustee and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), relating to the 9 5/8% Senior Notes due 2007 (Incorporated herein by reference to exhibit 4.7 filed with the Registration Statement on Form S-3 of NEXTLINK Communications, Inc. (Commission File No. 333-77577))
4.3.2	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated September 25, 1997, by and between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.11 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))

4.3.3	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated September 25, 1997, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.3.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.4.1	Indenture, dated March 3, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), relating to the 9% Senior Notes due 2008 (Incorporated herein by reference to exhibit 4.7 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1997 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.4.2	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated March 3, 1998, by and between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.12 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
4.4.3	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of March 3, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.4.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.5.1	Indenture, dated April 1, 1998, between United States Trust Company, as Trustee and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), relating to the 9.45% Senior Discount Notes due 2008 (Incorporated herein by reference to exhibit 4.9 filed with the quarterly report on Form 10-Q for the quarterly period ended June 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.5.2	First Supplemental Indenture, dated June 3, 1998, amending Indenture dated April 1, 1998, by and between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.13 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-53975))
4.5.3	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of April 1, 1998, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.5.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.6.1	Indenture, dated November 12, 1998, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as trustee relating to the 10 3/4% Senior Notes due 2008 (Incorporated herein by reference to exhibit 4.1 filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-71749))

4.6.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of November 12, 1998, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.6.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.7.1	Indenture, dated June 1, 1999, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes due 2009 (Incorporated herein by reference to exhibit 4.16 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.7.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of June 1, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.7.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.8.1	Indenture, dated June 1, 1999, by and among NEXTLINK Communications Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of Texas, as Trustee, related to the 12 1/4% Senior Discount Notes due 2009 (Incorporated herein by reference to exhibit 4.17 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
4.8.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of June 1, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of Texas, as Trustee (Incorporated herein by reference to exhibit 4.8.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.9.1	Indenture, dated November 17, 1999, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of New York, as Trustee, relating to the 10 1/2% Senior Notes due 2009 (Incorporated herein by reference to exhibit 4.1(i) filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-30388))
4.9.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of November 17, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of New York, as Trustee (Incorporated herein by reference to exhibit 4.9.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.10.1	Indenture, dated November 17, 1999, by and among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and United States Trust Company of Texas, as Trustee, relating to the 12 1/8% Senior Discount Notes due 2009 (Incorporated herein by reference to exhibit 4.1(ii) filed with the Registration Statement on Form S-4 of NEXTLINK Communications, Inc. (Commission File No. 333-30388))

4.10.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated as of November 17, 1999, by and among NEXTLINK Communications, Inc., as Issuer and predecessor to NM Acquisition Corp., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and United States Trust Company of Texas, as Trustee (Incorporated herein by reference to exhibit 4.10.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.11.1	Indenture, dated as of December 18, 1997, between Concentric Network Corporation (predecessor to XO Communications, Inc.), as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee (Incorporated herein by reference to exhibit 4.2 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-45055))
4.11.2	First Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated December 18, 1997, by and among Concentric Network Corporation (predecessor to XO Communications, Inc.), as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee (Incorporated herein by reference to exhibit 4.11.2 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.11.3	Second Supplemental Indenture, dated as of June 15, 2000, amending Indenture dated December 18, 1997, by and among Concentric Network Corporation, as Issuer and predecessor to XO Communications, Inc., XO Communications, Inc., f/k/a NM Acquisition Corp. and successor by merger to the Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee (Incorporated herein by reference to exhibit 4.11.3 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
4.12	Indenture, dated as of January 12, 2001, by and among XO Communications, Inc., as Issuer and U.S. Trust Company, National Association, as Trustee (Incorporated herein by reference to exhibit 4.12 filed with Amendment No. 1 on Form S-3 to Registration Statement on Form S-4 of XO Communications, Inc. (Commission File No. 333-34974))
4.13.1	Warrant Agreement, dated as of December 18, 1997, between Concentric Network Corporation (predecessor to XO Communications, Inc.) and Chase Manhattan Bank and Trust Company, National Association, as warrant agent (Incorporated herein by reference to exhibit 10.45 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-45055))
4.13.2	Warrant Registration Rights Agreement, dated as of December 18, 1997, between Concentric Network Corporation (predecessor to XO Communications, Inc.) and the Initial Purchasers. (Incorporated herein by reference to exhibit 10.46 filed with the Registration Statement on Form S-4 of Concentric Network Corporation (Commission File No. 333-45055))
4.13.3	Common Stock Purchase Warrant, dated June 29, 1999, issued to Microsoft Corporation by Concentric Network Corporation (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 4.12.5 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))
10.1.1	Stock Option Plan of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) (Incorporated herein by reference to exhibit 10.1.1 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of XO Communications, Inc. (f/k/a NEXTLINK Communications, Inc.) and XO Capital, Inc. (f/k/a NEXTLINK Capital, Inc.))

10.1.2	Concentric Network Corporation 1995 Stock Incentive Plan for Employees and Consultants (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(2) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 2), filed on June 14, 2001)
10.1.3	Concentric Network Corporation 1996 Stock Plan (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(3) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 2), filed on June 14, 2001)
10.1.4	Delta Internet Services, Inc. 1996 Stock Option Plan (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(4) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 2), filed on June 14, 2001)
10.1.5	Concentric Network Corporation 1997 Stock Plan (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(5) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 2), filed on June 14, 2001)
10.1.6	Concentric Network Corporation 1999 Nonstatutory Stock Option Plan (Amended and Restated as of May 30, 2001) (Incorporated here by reference to exhibit (d)(6) filed with Schedule TO (Rule 13e.4) Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 2), filed on June 14, 2001)
10.2.1	Registration Rights Agreement, dated as of January 15, 1997, between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc. and the signatories listed therein (Incorporated herein by reference to exhibit 10.4 filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.2.2	Registration Rights Agreement, dated as of November 4, 1997, between NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) and Wendy P. McCaw (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.2.3	Registration Right Agreement, dated as of June 30, 1999, between NEXTLINK Communications, Inc. and Craig O. McCaw (Incorporated herein by reference to exhibit 10.6 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.2.4	Second Amended and Restated Registration Rights Agreement, dated as of June 5, 2001, between XO Communications, Inc. and the purchasers listed on the signature pages thereto, (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 of XO Communications, Inc. and XO Capital, Inc.)
10.2.5	Registration Right Agreement, dated as of June 16, 2000, between XO Communications, Inc. (f/k/a NM Acquisition Corp.) and Craig O. McCaw (Incorporated herein by reference to exhibit 99.4 filed with the Current Report on Form 8-K filed on June 22, 2000 of NEXTLINK Communications, Inc.)
10.3.1	Employment Agreement, effective September 21, 1999, by and between Daniel Akerson and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.11 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)

10.3.2	Employment Agreement, dated as of January 3, 2000, by and between Nathaniel A. Davis and NEXTLINK Communications, Inc. (Incorporated herein by reference to exhibit 10.11 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.3.3	Employment Agreement, dated as of January 13, 2000, by and between Michael S. Ruley and XO Communications, Inc.
10.4	Cost sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and INTERNEXT LLC (Incorporated herein by reference to exhibit 10.8 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.5.1	Credit and Guaranty Agreement, dated as of February 3, 2000, among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), certain subsidiaries of NEXTLINK Communications, Inc., as guarantors, various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, Toronto Dominion (Texas), Inc., as administrative agent, Barclays Bank PLC, and The Chase Manhattan Bank, as co-documentation agents and Goldman Sachs Credit Partners L.P., and TD Securities (USA) Inc., as joint lead arrangers (Incorporated herein by reference to exhibit 10.1 filed with the current report on Form 8-K filed on February 16, 2000 of NEXTLINK Communications, Inc.)
10.5.2	Forbearance Agreement dated December 14, 2001 to the Credit and Guaranty Agreement, dated as of February 3, 2000, among NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.), certain subsidiaries of NEXTLINK Communications, Inc., as guarantors, various lenders, Goldman Sachs Credit Partners L.P., as syndication agent, Toronto Dominion (Texas), Inc., as administrative agent, Barclays Bank PLC, and The Chase Manhattan Bank, as co- documentation agents and Goldman Sachs Credit Partners L.P., and TD Securities (USA) Inc., as joint lead arrangers (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K, filed on January 17, 2002, of XO Communications, Inc.)
21	Subsidiaries of the Registrant
23.1	Consent of Arthur Andersen
99.1	Letter to the Commission regarding Arthur Andersen LLP’s representations to the Company

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of XO Communications, Inc.:

      We have audited the accompanying consolidated balance sheets of XO Communications, Inc. (“XO Parent,” a Delaware corporation) and subsidiaries (collectively the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XO Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities, has defaulted on its debt obligations and has begun to implement a proposed recapitalization that contemplates XO Parent filing a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might otherwise be necessary should the Company be unable to continue as a going concern.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Vienna, VA

February 6, 2002

XO Communications, Inc.

Consolidated Balance Sheets
(Dollars in thousands, except for share and per share data)

	December 31,

	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$246,189	$493,004

Marketable securities	508,978	1,367,959

Accounts receivable, net of allowance for doubtful accounts of $32,492 and $20,999, respectively	216,753	181,309

Other current assets	85,137	71,536

Pledged securities	16,623	17,415

Total current assets	1,073,680	2,131,223

Property and equipment, net	3,742,577	2,794,105

Fixed wireless licenses, net	947,545	997,333

Goodwill and other intangibles, net	2,030,030	2,914,876

Other assets, net	136,633	247,838

Total assets	$7,930,465	$9,085,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$156,488	$357,451

Accrued liabilities	322,997	279,534

Accrued interest payable	114,882	46,018

Long-term debt in default	5,109,503	—

Current portion of capital lease obligations	18,097	24,820

Total current liabilities	5,721,967	707,823

Long-term debt	—	4,396,596

Other long-term liabilities	129,092	45,539

Total liabilities	5,851,059	5,149,958

Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized: 7,857,612 and 13,189,227 shares issued and outstanding on December 31, 2001 and December 31, 2000, respectively; aggregate liquidation preference of $1,693,328 and $2,100,093 on December 31, 2001 and December 31, 2000, respectively	1,781,990	2,097,016
Commitments and contingencies

Stockholders’ equity:

Common stock, par value $0.02 per share, stated at amounts paid in Class A, 1,000,000,000 shares authorized: 337,774,204 and 262,010,715 shares issued and outstanding on December 31, 2001 and December 31, 2000, respectively; Class B, 120,000,000 shares authorized: 104,423,158 and 105,414,226 shares issued and outstanding on December 31, 2001 and December 31, 2000, respectively	4,628,509	4,392,646

Deferred compensation	(37,428)	(72,050)

Accumulated other comprehensive income (loss)	10,406	(17,041)

Accumulated deficit	(4,304,071)	(2,465,154)

Total stockholders’ equity	297,416	1,838,401

Total liabilities and stockholders’ equity	$7,930,465	$9,085,375

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Operations
(Dollars in thousands, except for share and per share data)

	Year Ended December 31,

	2001	2000	1999

Revenue	$1,258,567	$723,826	$274,324

Costs and expenses:

Cost of service	527,698	302,666	133,083

Selling, operating and general (excludes stock-based compensation)	971,714	730,604	355,489

Stock-based compensation	37,173	48,328	12,872

Depreciation and amortization	1,162,671	617,714	108,475

Restructuring charges (including $28,016 in non-cash stock compensation in 1999)	509,202	—	30,935

In-process research and development	—	36,166	—

Total costs and expenses	3,208,458	1,735,478	640,854

Loss from operations	(1,949,891)	(1,011,652)	(366,530)

Interest income	77,938	180,905	90,961

Interest expense, net	(465,401)	(434,122)	(283,123)

Other income (loss), net	(93,781)	163,570	—

Net loss before extraordinary item	(2,431,135)	(1,101,299)	(558,692)

Extraordinary gain on early extinguishments of debt, net	345,010	—	—

Net loss	(2,086,125)	(1,101,299)	(558,692)

Gain on repurchases of preferred stock, net	376,879	—	—

Preferred stock dividends and accretion of preferred stock redemption obligation, net	(129,671)	(146,356)	(69,189)

Net loss applicable to common shares	$(1,838,917)	$(1,247,655)	$(627,881)

Net loss per common share, basic and diluted:

Net loss before extraordinary item	$(6.02)	$(3.42)	$(2.23)

Extraordinary gain on early extinguishments of debt, net	0.86	—	—

Gain on repurchases of preferred stock, net	0.93	—	—

Preferred stock dividends and accretion of preferred stock redemption obligation, net	(0.32)	(0.45)	(0.28)

Net loss per common share, basic and diluted	$(4.55)	$(3.87)	$(2.51)

Weighted average shares, basic and diluted	403,882,956	322,089,883	250,264,918

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

	Common Stock
					Accumulated
					Other
	Shares				Comprehensive
				Deferred	Income	Accumulated
	Class A	Class B	Amount	Compensation	(Loss)	Deficit	Total

Balance at December 31, 1998	96,680,468	121,191,608	$354,525	$(11,370)	$—	$(589,618)	$(246,463)

Issuance of common stock in public offering	16,928,200	—	310,533	—	—	—	310,533

Issuance of common stock in acquisition	22,863,324	—	350,438	—	—	—	350,438

Issuance of compensatory stock options	—	—	86,991	(86,991)	—	—	—

Compensation attributable to stock options vesting	—	—	—	12,872	—	—	12,872

Issuance of common stock through employee benefit plans	9,193,416	—	36,468	—	—	—	36,468

Conversion of Class B common stock into Class A common stock	4,782,120	(4,782,120)	—	—	—	—	—

Issuance of common stock for purchase of minority interest	—	1,075,612	210	—	—	—	210

Issuance of common stock under leasing arrangement	9,736	—	67	—	—	—	67

Comprehensive loss:

Net loss	—	—	—	—	—	(558,692)	(558,692)

Preferred stock dividends and accretion of preferred stock redemption obligation	—	—	—	—	—	(69,189)	(69,189)

Other comprehensive income — net unrealized holding gains	—	—	—	—	150,634	—	150,634

Total comprehensive loss	—	—	—	—	—	—	(477,247)

Balance at December 31, 1999	150,457,264	117,485,100	$1,139,232	$(85,489)	$150,634	$(1,217,499)	$(13,122)

Issuance of common stock, options and warrants in acquisitions	77,536,299	—	3,002,309	—	—	—	3,002,309

Issuance of compensatory stock options and restricted stock	200,440	—	30,641	(22,704)	—	—	7,937

Compensation attributable to stock options vesting	—	—	—	36,143	—	—	36,143

Issuance of common stock through employee benefit plans	13,150,088	—	126,604	—	—	—	126,604

Conversion of Class B common stock into Class A common stock	12,070,874	(12,070,874)	—	—	—	—	—

Conversion of 6 1/2% redeemable cumulative preferred stock into Class A common stock	8,595,750	—	93,860	—	—	—	93,860

Comprehensive loss:

Net loss	—	—	—	—	—	(1,101,299)	(1,101,299)

Preferred stock dividends and accretion of preferred stock redemption obligation	—	—	—	—	—	(146,356)	(146,356)

Other comprehensive income — net unrealized holding gains and foreign currency translation adjustments	—	—	—	—	38,870	—	38,870

Realized net gains transferred to current period earnings	—	—	—	—	(206,545)	—	(206,545)

Total comprehensive loss	—	—	—	—	—	—	(1,415,330)

Balance at December 31, 2000	262,010,715	105,414,226	$4,392,646	$(72,050)	$(17,041)	$(2,465,154)	$1,838,401

Issuance of common and restricted stock in acquisitions	11,211,416	—	29,055	—	—	—	29,055

Issuance of compensatory stock options	—	—	2,551	(2,551)	—	—	—

Compensation attributable to stock options and restricted stock vesting	—	—	—	37,173	—	—	37,173

Issuance of common stock through employee benefit plans	11,939,685	—	30,899	—	—	—	30,899

Conversion of Class B common stock into Class A common stock	991,068	(991,068)	—	—	—	—	—

Conversion of 6 1/2% redeemable cumulative preferred stock into Class A common stock	1,621,320	—	17,700	—	—	—	17,700

Issuance of common stock related to equity investment, net of offering costs	50,000,000	—	155,658	—	—	—	155,658

Comprehensive loss:

Net loss	—	—	—	—	—	(2,086,125)	(2,086,125)

Gain on repurchases of preferred stock, net	—	—	—	—	—	376,879	376,879

Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	—	—	—	—	(129,671)	(129,671)

Other comprehensive income — net unrealized holding gains and foreign currency translation adjustments	—	—	—	—	22,556	—	22,556

Realized net losses transferred to current period earnings	—	—	—	—	4,891	—	4,891

Total comprehensive loss	—	—	—	—	—	—	(1,811,470)

Balance at December 31, 2001	337,774,204	104,423,158	$4,628,509	$(37,428)	$10,406	$(4,304,071)	$297,416

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,

	2001	2000	1999

OPERATING ACTIVITIES:

Net loss	$(2,086,125)	$(1,101,299)	$(558,692)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,162,671	617,714	108,475

Stock-based compensation	37,173	48,328	12,872

Restructuring charges	502,737	—	28,016

In-process research and development	—	36,166	—

Equity in losses of unconsolidated entities	3,492	6,417	4,386

Net losses (gains) on impairment or sale of investments	92,312	(168,846)	—

Accretion of interest on senior notes	135,845	119,293	68,731

Extraordinary gain on early extinguishments of debt, net	(345,010)	—	—

Changes in assets and liabilities, net of effects from acquisitions:

Accounts receivable	(43,254)	(68,761)	(44,631)

Other assets	(66,566)	(42,167)	4,344

Accounts payable	4,413	(11,620)	(6,924)

Accrued liabilities	41,435	5,361	34,231

Net cash used in operating activities	(560,877)	(559,414)	(349,192)

INVESTING ACTIVITIES:

Purchases of property and equipment	(1,433,746)	(1,380,629)	(611,511)

Prepayment for network assets	(120,800)	—	—

Payments to acquire fixed wireless licenses	(206)	(49,502)	(508,888)

Net releases (assumptions) of pledged securities	150	33,386	(19,624)

Sales of marketable securities and investments	2,912,454	19,337,905	9,203,057

Purchases of marketable securities	(2,031,072)	(19,381,106)	(9,095,139)

Cash (paid for) acquired in acquisitions	(25,203)	46,940	—

Investments in unconsolidated entities	(10,175)	(71,489)	(18,239)

Net cash used in investing activities	(708,598)	(1,464,495)	(1,050,344)

FINANCING ACTIVITIES:

Net proceeds from issuance of redeemable preferred stock	—	1,248,901	—

Borrowings under senior secured credit facility	625,000	375,000	—

Proceeds from issuance of unsecured notes	517,500	—	1,651,419

Net proceeds from sale of common stock and modification of preferred stock agreement	248,657	—	310,533

Proceeds from issuance of common stock under employee benefit plans	30,899	98,655	36,468

Repurchase of senior notes	(201,883)	—	—

Repurchase of redeemable preferred stock	(88,424)	—	—

Repayment of capital lease and other obligations	(44,124)	(6,809)	(2,954)

Dividends paid on convertible preferred stock	(53,778)	(49,984)	(13,000)

Costs incurred in connection with financing activities	(14,200)	(17,100)	(33,963)

Net cash provided by financing activities	1,019,647	1,648,663	1,948,503

Effect of exchange rate changes on cash	3,013	(213)	—

Net increase (decrease) in cash and cash equivalents	(246,815)	(375,459)	548,967

Cash and cash equivalents, beginning of year	493,004	868,463	319,496

Cash and cash equivalents, end of year	$246,189	$493,004	$868,463

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

          Overview

      XO Communications Inc., a Delaware corporation (“XO Parent”), through its subsidiaries, owns and operates an integrated metropolitan and nationwide fiber optic network that provides broadband communication services, local and long distance voice communication services and a wide array of data services to over 60 United States markets. Voice services include local and long distance services, interactive voice response systems and shared tenant services. Offered data services include Internet access, private data networking and hosting services. The Company also offers combined voice and data services in flat rate “bundled” packages.

          Organization

      The consolidated financial statements include the accounts and activities of XO Communications, Inc. (formerly NEXTLINK Communications, Inc.), and its subsidiaries (collectively referred to as the “Company” or “XO”). The consolidated financial statements also include the results of Concentric Network Corporation (“Concentric”) commencing June 16, 2000, the date at which Concentric merged with XO. The Company, through predecessor entities, was formed in September 1994. As of December 31, 2001, the Company was majority controlled by Craig O. McCaw through shares of Class A and Class B common stock held by Eagle River Investments, LLC, an entity controlled by Mr. McCaw, and other shares of the Company’s Class A and Class B common stock owned or controlled by Mr. McCaw.

          Recapitalization

      In 2001, the capital markets became increasingly reluctant to finance telecommunications companies generally and emerging telecommunications companies, such as XO, in particular. In light of these market conditions and the Company’s funding needs, during 2001, XO took dramatic steps to conserve cash on hand by reducing its operating expenses, as discussed in Note 3, reducing its debt service and preferred security dividend payments as discussed in Notes 9 and 10, and reducing capital expansion plans which required, among other things, amending the Company’s agreements with Level 3 Communications (“Level 3”) to acquire network capacity, as discussed in Note 6. Despite implementation of these measures, the Company continues to require significant cash to fund its operating expenses, debt service and capital expenditures until it generates positive cash flows from operations.

      In the second half of 2001, conditions in the capital markets for telecommunications companies continued to deteriorate until they were closed entirely to emerging telecommunications companies like XO. Consequently, in October 2001, the Company retained Houlihan Lokey Howard & Zukin Capital as its outside financial advisor to assist XO in exploring a variety of deleveraging alternatives, including stand-alone recapitalizations and third-party investment scenarios, both in and out of bankruptcy.

      On November 28, 2001, XO Parent entered into a non-binding term sheet with a group of investors with respect to an $800 million investment in XO Parent subject to the satisfaction of certain conditions including a substantial recapitalization of XO Parent’s balance sheet. The investor group consisted of two investment partnerships sponsored by Forstmann Little & Co., Forstmann Little & Co. Equity Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P. (together, the “Forstmann Little Investors”), and Télefonos de México S.A. de C.V. (“Telmex” and, collectively with the Forstmann Little Investors, the “Investors”).

      Following the execution of the term sheet with the Investors, and in anticipation of the related recapitalization transaction, XO Parent ceased making all cash interest and dividend payments on its unsecured debt obligations and preferred stock that were due on and after December 1, 2001. In order to provide the Company with an opportunity to reach agreement with its creditors regarding the terms of an acceptable balance sheet recapitalization as contemplated by that term sheet, on December 14, 2001, XO Parent and all subsidiary guarantors under the senior secured credit facility (the “Facility”) entered into a Forbearance Agreement with the lenders under the Facility. Under the Forbearance Agreement, the lenders agreed, subject to certain conditions, not to exercise their remedies under the Facility prior to April 15, 2002 with respect to cross default events related to the Company’s failure to make interest payments on its unsecured notes or with respect to a breach of the covenant in the Facility relating to XO’s fourth quarter revenues.

      On January 15, 2002, XO Parent entered into a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with the Investors, which contemplates an $800 million investment by the Investors in exchange for an 80% equity interest in recapitalized XO Parent. Completion of this investment is conditioned on, among other things, the resolution of certain pending litigation, the absence of a material adverse change in the Company’s business, receipt of regulatory approvals and a reduction in its total outstanding indebtedness to no more than $1.0 billion of borrowings under the Facility in addition to certain other secured indebtedness and capital lease obligations. If the balance sheet recapitalization is implemented through a bankruptcy proceeding, its completion will require approval of the bankruptcy court and satisfaction of other conditions under bankruptcy law. The Stock Purchase Agreement further provides that 2% of reorganized XO Parent’s equity would be allocated to the Company’s senior management team and 18% of reorganized XO Parent’s equity would be allocated to other persons. The agreement provides that up to $200 million of the investment could be used in connection with the recapitalization.

      While the terms of the Stock Purchase Agreement were being negotiated, XO Parent and the Investors engaged in further negotiations with an informal steering committee of the lenders under the Facility concerning amendments to the Facility that would facilitate the proposed investment. As a result of these negotiations, the Company reached a preliminary understanding with this informal steering committee of lenders concerning the terms on which they would agree to support the balance sheet recapitalization contemplated by the Stock Purchase Agreement and amend the Facility. These proposed amendments would leave the entire $1.0 billion principal amount of the Facility outstanding, but would extend the maturity dates and amortization schedules for loans under the Facility for three years. The proposed amendments would also modify other terms of the Facility, including certain financial and other covenants, in ways that generally provide us with increased financial flexibility.

      The Company has also received a preliminary term sheet describing an alternative investment and recapitalization proposal sponsored by certain holders of XO Parent’s senior notes. The Company and its financial and legal advisors are reviewing and analyzing the terms of this proposal and are in discussions with the sponsors of the proposal and representatives of the lenders under the Facility regarding its terms. In this analysis, the Company also continues to evaluate whether the interests of the Company and its stakeholders are better served by proceeding with the transactions contemplated by the Stock Purchase Agreement.

      Because the discussions continue with the Investors, the sponsors of the second senior noteholders’ proposal and the informal steering committee of lenders under the Facility, the definitive plans for raising the additional capital the Company needs and for completing the related balance sheet recapitalization has not been determined. Based on the transactions contemplated by the Stock Purchase Agreement and the senior noteholders’ proposal, the Company currently anticipates that a feasible investment and recapitalization of XO would entail some or all of the following (collectively, the “Proposed Recapitalization”):

•	an investment in the company in exchange for a significant equity interest in the recapitalized company;

•	reinstatement of the entire $1.0 billion principal amount of the Facility with modifications that extend maturity dates and amortization schedules for the loans under the Facility;

•	holders of certain debt securities of XO Parent receiving consideration in the form of cash and/or equity interests in the recapitalized company in exchange for their current interests; and

•	other secured claims and general unsecured claims of XO being paid in full in accordance with their respective terms.

      The Company anticipates that in order to complete any proposed investment and recapitalization it would be necessary for XO Parent to file a voluntary petition for relief under chapter 11 of title 11 of the Bankruptcy Code and that the investment and recapitalization would be implemented through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings. In such a case, the Company currently anticipates that the plan of reorganization would provide that holders of claims and interests with respect to the equity securities of, or rights to acquire equity securities of, XO Parent would be entitled to little or no recovery and that those claims and interests would be cancelled for little or no consideration. Accordingly, and as indicated in previous disclosures, the Company anticipates that all, or substantially all, of the value of all current investments in common stock and equivalents of XO Parent will be lost.

      The Company conducts its operations through subsidiaries of XO Parent. While it implements the Proposed Recapitalization, the Company expects its subsidiaries to continue to operate in the ordinary course of business. The Company’s plans with respect to the Proposed Recapitalization contemplate that its trade suppliers, unsecured trade creditors, employees and customers will not be adversely affected while XO Parent is involved in the recapitalization process, even if that process involves chapter 11 bankruptcy proceedings. During this recapitalization process, the Company has attempted to maintain normal and regular trade terms with its suppliers and customers. There can be no assurance that suppliers will continue to provide normal trade credit or credit on terms acceptable to it, if at all, or that customers will continue to do business or enter into new business with the Company.

      The Company anticipates that the completion of the Proposed Recapitalization will require the support of many of the Company’s creditors, as well as satisfaction or waiver of the conditions to complete the transactions contemplated by the related investment agreements. If the Proposed Recapitalization is completed through a chapter 11 bankruptcy proceeding, any proposed plan of reorganization would be subject to confirmation by the bankruptcy court after it has been voted on by certain creditors whose interest would be impaired by the plan, including the lenders under the Facility and holders of XO Parent’s senior notes, and satisfaction or waiver of certain conditions in addition to the conditions to complete the transactions contemplated by the related investment agreements.

      If the Proposed Recapitalization described above and the transactions contemplated by the relevant investment agreements are consummated without substantial modification, the Company anticipates that it would (1) emerge from bankruptcy with a $5.9 billion reduction of its existing debt and preferred stock obligations; (2) have an amended Facility in place which extends the maturity and repayment terms of the underlying loans; and (3) have sufficient cash to fund its business operations pending any unforeseen future events or further deterioration in the U.S. economy.

      In conjunction with its plans to recapitalize its balance sheet, the Company ceased making scheduled interest payments due under the terms of XO Parent’s unsecured notes and dividend payments due on its preferred stock effective December 1, 2001. Assuming that XO Parent does not pay cash interest on its unsecured notes, or cash dividends on its redeemable preferred stock, the Company estimates that its cash and marketable securities on hand as of December 31, 2001 totaling $755.2 million would be sufficient to fund its operations through most, if not all, of 2002.

      If the Proposed Recapitalization is completed and implemented through a chapter 11 bankruptcy proceeding, the Company will be subject to the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Under this guidance, the Company may qualify for and implement “Fresh Start” reporting upon emergence from bankruptcy, which would establish a new basis of accounting for the reorganized company. Under Fresh Start reporting, the value of a reorganized company would be determined based on the amount a willing buyer would pay for the Company’s assets upon confirmation of the plan of reorganization by the bankruptcy court. This value would be allocated to specific tangible and identifiable intangible assets. Liabilities existing at the effective date of the plan of reorganization, other than deferred taxes, would be stated at the present value of amounts to be paid based on current interest rates. The Company expects that the implementation of Fresh Start reporting would result in a substantial reduction in the carrying value of the Company’s long-lived assets, including property and equipment, fixed wireless licenses, and other intangible assets, the aggregate carrying value of which was $4,841.9 million at December 31, 2001 and other noncurrent assets, the carrying value of which was $136.6 million at December 31, 2001. The Company’s Proposed Recapitalization would also substantially reduce its capital loss and net operating loss carryforwards, which totaled approximately $3.2 billion at December 31, 2001. As discussed in “New Accounting Pronouncements,” the Company expects that all, or substantially all, of its goodwill will be written off in the first quarter of 2002 when it implements the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

      No assurance can be given that the Company’s creditors will support the Proposed Recapitalization, or that, if the Proposed Recapitalization is implemented through consummation of a plan of reorganization pursuant to a bankruptcy proceeding, parties entitled to vote will vote in favor of the plan of reorganization or that the plan of reorganization will be confirmed by the bankruptcy court, or will not be subsequently modified. If the Investors terminate the Stock Purchase Agreement, or the Proposed Recapitalization is not completed, and if the Company is not able to develop and implement a feasible alternative recapitalization transaction, it may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery to which the Company’s secured and unsecured creditors would receive.

          Going Concern

      The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses and negative cash flows from operating activities, and, as discussed in Note 9, XO Parent has defaulted on its debt obligations. These financial issues raise substantial doubt about the Company’s ability to continue as a going concern. Although XO Parent is a party to a definitive Stock Purchase Agreement, there can be no assurance that the Company will be able to successfully recapitalize its balance sheet, receive regulatory approval and meet the other conditions to consummate the investment contemplated by the Stock Purchase Agreement or any alternative recapitalization transaction, or that its liquidity and capital resources will be sufficient to maintain its normal operations. Due to the Proposed Recapitalization, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. It is expected that the implementation of the Proposed Recapitalization will result in the settlement of certain liabilities at amounts well below their current carrying amount and the application of Fresh Start reporting, if applicable, upon XO Parent’s emergence from bankruptcy, will result in the significant write-down of the recorded values of the Company’s long-lived and other assets. The ability of the Company to continue as a going concern is dependent upon a number of factors including, but not limited to, completion of the Proposed Recapitalization and the infusion of a significant amount of capital, customer and employee retention, and the Company’s continued ability to provide high quality services. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

      The Company’s consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All inter-company accounts and transactions among consolidated entities have been eliminated.

          Preparation of Consolidated Financial Statements

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates.

      Certain reclassifications have been made to prior period amounts in order to conform to the current year presentation. Such reclassifications had no effect on net loss or total stockholders’ equity.

          Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market accounts that are available on demand. The carrying amount of these instruments approximates fair value due to their short maturities.

          Marketable Securities

      The Company classifies investments in equity securities as available-for-sale and records such investments at fair value. The fair values are based on quoted market prices. Unrealized gains and losses on available-for-sale marketable securities are reported as a separate component of comprehensive income. Realized gains and losses for available-for-sale securities are recognized in interest income. The Company’s marketable securities consist of U.S. government agency issued and other high-grade and highly liquid securities with original maturities beyond three months.

          Pledged Securities

      As of December 31, 2001 and 2000, the Company had pledged $16.6 million and $17.4 million, respectively, in marketable securities as collateral for outstanding letters of credit that expire within one year. The pledged securities are stated at cost, adjusted for accrued interest. The fair value of the pledged securities approximates their carrying value.

          Long-lived Assets

      Long-lived assets, including property and equipment, fixed wireless licenses, goodwill and identifiable intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). Pursuant to SFAS No. 121, impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The Company performs this analysis at the entity level by grouping together all long-lived assets, including goodwill, and comparing this amount to expected undiscounted future cash flows, including expected future capital expenditures and excluding debt service. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of the Proposed Recapitalization. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. The Company believes that no such impairment existed in accordance with SFAS No. 121 as of December 31, 2001 or 2000. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 121 would change.

      Because the Company’s best estimate of undiscounted future cash flows generated from these assets, exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 121 exists. However, as more fully described in “New Accounting Pronouncements,” beginning in the first quarter of 2002, the Company’s goodwill will be subject to the impairment test required by SFAS No. 142 which will likely result in all, or substantially all, of the amounts attributed to goodwill being written off. Impairment assessment under SFAS No. 142 is based on fair value, determined by using market prices, current prices for similar assets and liabilities or a discounted cash flow methodology. This determination of impairment differs from the assessment required under SFAS No. 121, which is based on expected future undiscounted cash flows and not fair value. In addition, assuming the Proposed Recapitalization is implemented through consummation of a plan of reorganization pursuant to a bankruptcy proceeding, the Company may be required to apply Fresh Start reporting under which its assets and liabilities would be recorded at their then fair values. This would result in a significant write-down of the Company’s remaining long-lived assets.

          Property and Equipment

      Property and equipment is stated at historical cost net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets beginning in the month telecommunications networks and acquired bandwidth are substantially complete and available for use and in the month equipment and furniture are acquired. The estimated useful lives of property and equipment are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. Telecommunications networks and bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the expressed purpose of delivering telecommunications services. Costs of additions and improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Direct costs of constructing property and equipment are capitalized including interest costs related to construction.

      Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is provided using the straight-line method over the shorter of the estimated useful lives of the assets owned or the related lease term.

      The estimated useful lives of property and equipment are as follows:

Telecommunications networks and acquired bandwidth	5-20 years

Furniture, fixtures, equipment, and other	3-5 years

Leasehold improvements	the shorter of the estimated useful lives or the terms of the leases

          Investments in Fixed Wireless Licenses

      Investments in fixed wireless licenses consist of direct costs to acquire fixed wireless licenses. The estimated useful life is 20 years, which represents the estimated license term with renewal. Amortization commences when the license is placed into use, or when commercial service using fixed wireless technology is deployed in the license’s geographic area. As discussed in “New Accounting Pronouncements,” the Company expects to continue to amortize its fixed wireless licenses consistent with the Company’s current accounting policies when it adopts SFAS No. 142 in 2002.

          Goodwill and Other Intangibles

      Goodwill and other intangibles consist primarily of goodwill acquired in the Concentric merger. Such costs are amortized using the straight-line method over the estimated useful lives of the assets. Substantially all of the Company’s goodwill and other intangibles are amortized over a period up to 5 years. As discussed in “New Accounting Pronouncements,” the Company expects to write off all, or substantially all, of its goodwill in the first quarter of 2002 when it adopts SFAS No. 142. The Company expects to continue to amortize other intangibles consistent with the Company’s current accounting policies.

          Other Assets

      Other assets consist primarily of investments in both publicly traded and privately held companies as well as deferred costs. The Company defers direct financing costs incurred in connection with obtaining the Company’s debt facilities, including underwriting and advisory fees, which are amortized over the term of the financing. The Company also defers direct labor costs related to customer installations, which are amortized ratably over the estimated customer service period.

      The Company uses the equity method to account for its investments in entities in which it has the ability to influence, but not control the affiliates’ operations. Under the equity method, investments are originally recorded at cost and adjusted to recognize the Company’s proportionate share of net earnings or losses of the entities as they occur. Investments in entities in which the Company has no significant influence are accounted for under the cost method. The Company regularly reviews its investment portfolio to determine if any declines in value are other than temporary. Fair market value for publicly traded companies is based on the current market price of the securities. With respect to investments in privately held companies, the Company reviews historical and forecasted financial information, as well as the market performance of comparable publicly traded companies, to assess fair market value. The Company uses the following factors to assess whether declines in the value of its equity investments are other than temporary: (1) the length of time historical cost exceeds fair market value, (2) the Company’s assessment of the financial condition and the near term prospects of the investee companies, and (3) the Company’s intent with respect to the investments.

      During 2001 and 2000, the slowing economy had a negative impact on the equity value of companies in the telecommunications sector. In light of these circumstances and based on the Company’s review of its investment portfolio in this sector, the Company recorded an other than temporary impairment charge in other income (loss) of $89.0 million in 2001 and $57.7 million in 2000 with respect to its public and private equity investments. The remaining carrying value is $5.0 million and $112.0 million as of December 31, 2001 and 2000, respectively. The Company also sold an equity investment in 2000 resulting in a $225.1 million gain, net of other costs, recorded in other income.

          Income Taxes

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

          Revenue Recognition

      Revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life. Revenue from the sale or lease of unlit network capacity is recognized upon consummation of the transaction and the acquirer’s acceptance of the capacity in instances when the Company receives upfront cash payments and is contractually obligated to transfer title to the specified capacity at the end of the contract term. If the transaction does not meet these criteria, revenue is recognized ratably over the contract term. In 2001, approximately 1.5% of the Company’s total revenue was attributed to sales of unlit network capacity.

      The Company establishes a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, operating and general expense. The Company assesses the adequacy of these reserves monthly evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of its customers. As considered necessary, the Company also assesses the ability of specific customers to meet their financial obligations to XO and establishes specific valuation allowances based on the amount XO expects to collect from its customers. The Company believes that the established valuation allowances were adequate as of December 31, 2001 and 2000. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, XO’s estimate of the recoverability of its trade receivables could be further reduced.

          Net Loss Per Share

      Net loss per common share is computed by dividing loss applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the Company’s convertible securities, if dilutive, after giving effect to all net income (loss) adjustments that would result from the assumed conversion. In periods of net loss, the assumed common share equivalents for options, warrants and convertible securities are anti-dilutive. Assuming exercise or conversion of outstanding stock options, warrants and convertible securities, calculated under the treasury method, diluted shares would have been 512.6 million for 2001, 398.5 million for 2000, and 280.4 million for 1999.

          Stock-Based Compensation

      As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has chosen to account for compensation cost associated with its employee stock plans in accordance with Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” adopting the disclosure-only provisions of SFAS No. 123.

          Comprehensive Loss

      Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments relating to the Company’s European operations. Comprehensive loss excludes net realized gains and losses transferred to current period earnings relating to the sale of available-for-sale investments and other than temporary impairment charges.

          Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company’s trade receivables are geographically dispersed and include customers in many different industries. However, a portion of the Company’s revenue is generated from services provided to other telecommunications service providers. Some of these companies have filed for protection under chapter 11 of the Bankruptcy Code, while others continue to incur significant losses and negative cash flows. These market conditions could expose the Company to additional risk with regard to collectibility of current and future trade accounts receivable. The Company continually evaluates the creditworthiness of its customers.

          Fair Value of Financial Instruments

      SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, for which it is practicable to estimate the value. The carrying amounts for the Company’s financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities. The fair values of long-term investments, debt and preferred stock are based on the quoted market prices for those or similar investments.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) which is effective for all business combinations completed after June 30, 2001 and supercedes APB No. 16, “Business Combinations.” Under SFAS No. 141, companies will be required to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and the allocation of purchase price. Management does not believe the adoption of SFAS No. 141 will have a material effect on the Company’s results of operations and financial position.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which revises the accounting for purchased goodwill and intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets recorded at that date. However, goodwill and intangible assets acquired after June 30, 2001 are immediately subject to the amortization provisions of this statement. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The statement provides guidance on measuring goodwill and intangible asset impairments and on determining their fair values based on market prices, current prices for similar assets and liabilities or a discounted cash flow methodology. This determination of impairment differs from SFAS No. 121, which is based on expected future undiscounted cash flows and not fair value.

      SFAS No. 142 requires the completion of the initial impairment analysis of goodwill (other than goodwill associated with acquisitions after June 30, 2001) by June 30, 2002. If, however, events or changes in circumstances indicate that goodwill of a reporting unit might be impaired before June 30, 2002, goodwill must be tested for impairment when this indication of possible impairment arises. As discussed in Note 1, the Company has defaulted on certain interest payments obligations and has begun to implement the Proposed Recapitalization. The Company believes such events constitute an event or change in circumstance that requires XO to test its goodwill for impairment. Using the investment contemplated under the terms of the Stock Purchase Agreement (as discussed in Note 1) to estimate the fair value of the Company’s goodwill, management expects to write off all, or substantially all, of its $1,878.3 million of goodwill in the first quarter of 2002 as a cumulative effect of a change in accounting principle as of January 1, 2002.

      Under SFAS No. 142, the useful life of an intangible asset is considered indefinite when there are generally no factors that limit the useful life of the intangible asset to the Company. When the Company adopts SFAS No. 142 in 2002, it expects to continue to amortize its $947.5 million of fixed wireless licenses and $151.7 million of other intangible assets over definite useful lives, consistent with the Company’s current accounting policies.

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

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) which supersedes SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

Management does not believe that the adoption of SFAS No. 144 will have a material effect on the Company’s results of operations and financial position.

3.  RESTRUCTURING CHARGES

      In the third quarter of 2001, the Company recorded $189.1 million of estimated restructuring charges primarily related to a plan to restructure certain of its business operations. The restructuring plan includes reducing the Company’s discretionary spending, capital expenditures and workforce based on its assessment of current and future market conditions. Additionally, during the fourth quarter of 2001, management approved and committed XO to a formal plan to dispose of the Company’s European business unit. This divestiture was completed in February 2002. As a result of the restructuring plan, the Company recorded $509.2 million of estimated restructuring charges during the year ended December 31, 2001.

      The restructuring charges include a $366.8 million write-down for the excess of carrying value of assets to be sold or abandoned, including the Company’s European business unit, over their respective fair values plus certain exit costs. The consolidation and exiting of domestic facility leases accounted for $134.4 million of the restructuring charges and was determined based on the future minimum rent commitments for the buildings the Company intends to exit less estimated sublease rental streams. XO also reduced its workforce by approximately 700 employees and recorded $8.0 million related to involuntary termination severance. The employment of the majority of the notified employees was terminated by December 31, 2001. As of December 31, 2001, the remaining restructuring accrual was $125.8 million, the majority of which relates to exited lease facilities. The portion expected to be paid within one year is included in accrued liabilities, while the portion that is payable after one year is in other long-term liabilities.

4.  ACQUISITIONS

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

      As a result of the Concentric merger, each issued and outstanding share of Concentric common stock was converted into 1.2868 shares of the Company’s Class A common stock resulting in approximately 68.0 million shares of the Company’s Class A common stock being issued to Concentric common stockholders. Outstanding warrants to purchase Concentric common stock were converted into warrants to acquire shares of the Company’s Class A common stock based on the 1.2868 exchange ratio. Also, the Company assumed certain Concentric employee stock option and other benefit plans. As a result of the Concentric merger, holders of Concentric options and warrants outstanding at the time of the merger received the right to acquire approximately 17.6 million shares of the Company’s Class A common stock in the aggregate.

      The Concentric merger was accounted for using the purchase method of accounting. The consideration and final purchase price allocation were as follows (dollars in thousands):

Stock issued	$2,542,356

Liabilities, warrants and options assumed	1,042,750

Consideration	$3,585,106

In-process research and development	$36,166

Fair value of intangible assets acquired	246,234

Fair value of tangible assets acquired	342,641

Goodwill	2,960,065

$3,585,106

      The allocation to in-process research and development represents the estimated fair value based on risk-adjusted future cash flows related to incomplete projects. At the date of the Concentric merger, the development of these projects had not yet reached technological feasibility and the technology had no alternative future uses. As such, the entire $36.2 million of acquired in-process research and development was expensed as of the acquisition date.

      Goodwill resulting from the Concentric transaction of $3.0 billion is amortized on a straight-line basis over five years. Other acquired intangible assets totaling $246.2 million, include developed technology, customer lists, work force and trade names are amortized on a straight-line basis over four years. The pro forma operating results of the Company for the year ended December 31, 2000 and 1999 have been prepared assuming the merger occurred on January 1, 1999 (dollars in thousands, except for per share amounts):

	Year Ended December 31,

	2000	1999

Pro forma revenue	$830,208	$421,384

Pro forma net loss applicable to common shares	$(1,566,650)	$(1,393,237)

Pro forma loss per share	$(4.43)	$(4.38)

      The pro forma results do not purport to represent what the Company’s results of operations would have actually been had the merger occurred on the date indicated and are not indicative of future results.

      On June 16, 2000, the Company acquired from Craig O. McCaw, its principal stockholder, the remaining 50% interest that it did not already own of a joint venture that holds the interests in a North American inter-city fiber optic network. The Company acquired this interest in exchange for approximately 6.8 million shares of its Class A common stock and the assumption of $9.9 million in liabilities. The transaction was accounted for as a reorganization of entities under common control and was recorded by the Company at Craig O. McCaw’s historical cost. As a result of this acquisition, the Company now owns the entire interest in the 16,000-mile, 50-city national broadband network. The Company initially invested in this joint venture in July 1998.

5.  MARKETABLE SECURITIES

      Marketable securities consisted of the following (dollars in thousands):

	December 31,

	2001	2000

U.S. Government and agency notes and bonds	$242,048	$909,324

Corporate notes and bonds	266,930	458,635

	$508,978	$1,367,959

6.  PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following components (dollars in thousands):

	December 31,

	2001	2000

Telecommunications networks and acquired bandwidth	$2,832,878	$1,736,920

Furniture, fixtures, equipment, and other	758,022	589,739

	3,590,900	2,326,659

Less accumulated depreciation	795,739	396,991

	2,795,161	1,929,668

Network construction-in-progress	947,416	864,437

	$3,742,577	$2,794,105

      During 2001, 2000 and 1999, depreciation expense was $447.0 million, $223.8 million and $93.1 million, respectively. During 2001, 2000 and 1999, the Company capitalized interest on construction costs of $51.6 million, $31.0 million, and $9.9 million, respectively.

      In 1998 and 2000, the Company entered into agreements with Level 3 to construct fiber optic networks in North America and Europe. In April 2001, the Company and Level 3 restructured these agreements and agreed to cancel commitments related to the European network. Under the restructured agreements (i) approximately $128.6 million in payments that were previously made to Level 3 for the European networks (the “European Credit”) would be applied as a credit to reduce the Company’s commitment to Level 3 under the North American inter-city fiber network agreement, (ii) the Company prepaid $120.8 million (the “Prepayment Credit”) to be applied against future amounts due to Level 3 for the North American inter-city network, and (iii) the Company transferred to Level 3 $51.4 million of inter-city transmission equipment (the “Equipment Credit”) to be applied toward the purchase of wavelength capacity on Level 3’s inter-city network in North America and Europe. As of December 31, 2001, the Company had (i) fully utilized the European Credit, (ii) fully utilized the Prepayment Credit, and (iii) utilized $50.3 million of the Equipment Credit for wavelength capacity.

      As of December 31, 2001, the inter-city network in North America, the cost of which totaled approximately $695 million, was completed and accepted by the Company. The inter-city network requires the purchase and installation of optical networking equipment in order for the fiber to be “lit” and operationally ready for its intended use. As part of the restructured network capacity agreement with Level 3 and the Company’s cash conservation initiatives, the Company has postponed lighting this network and in the interim has purchased Level 3 wavelength capacity discussed above to provide inter-city transport. As a result, the inter-city network has not been placed into service and is included in network construction-in-progress as of December 31, 2001.

7.  GOODWILL AND OTHER INTANGIBLES

      Goodwill and other intangibles consisted of the following components (dollars in thousands):

	December 31,

	2001	2000

Goodwill	$2,697,670	$3,001,633

Other intangibles	315,145	336,399

	3,012,815	3,338,032

Less accumulated amortization	982,785	423,156

	$2,030,030	$2,914,876

      Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $715.7 million, $393.9 million and $15.4 million, respectively.

8.  ACCRUED LIABILITIES

      Accrued liabilities consisted of the following components (dollars in thousands):

	December 31,

	2001	2000

Accrued compensation	$73,807	$57,686

Accrued telecommunications costs	40,955	41,306

Accrued construction	27,552	62,406

Other accrued liabilities	180,683	118,136

	$322,997	$279,534

9.  LONG-TERM DEBT

      Long-term debt consisted of the following components (dollars in thousands):

		December 31,

		2001		2000

	Face Value at	Carrying	Estimated	Carrying
	Stated Maturity	Value	Fair Value	Value

Senior Notes, 10 1/2%, due December 1, 2009	$400,000	$298,830	$34,365	$400,000

Senior Discount Notes, 12 1/8%, due December 1, 2009	455,000	322,853	24,214	285,971

Senior Notes, 10 3/4%, due June 1, 2009	675,000	599,573	74,947	675,000

Senior Discount Notes, 12 1/4%, due June 1, 2009	588,900	441,960	35,357	392,417

Senior Notes, 10 3/4%, due November 15, 2008	500,000	390,900	46,908	500,000

Senior Discount Notes, 9.45%, due April 15, 2008	637,000	565,674	59,396	514,784

Senior Notes, 9%, due March 15, 2008	335,000	223,187	26,782	334,513

Senior Notes, 12 3/4%, due December 15, 2007	149,400	115,488	12,704	168,911

Senior Notes, 9 5/8%, due October 1, 2007	400,000	307,373	36,885	400,000

Senior Notes, 12 1/2%, due April 15, 2006	350,000	326,165	39,140	350,000

Total Senior Notes	$4,490,300	$3,592,003	$390,698	$4,021,596

Convertible Subordinated Notes, 5 3/4% due January 15, 2009	517,500	517,500	6,469	—

Senior Secured Credit Facility	1,000,000	1,000,000	1,000,000	375,000

Total long-term debt	$6,007,800	$5,109,503	$1,397,167	$4,396,596

      The fair values of long-term debt are based on the quoted market prices for those securities. As discussed in Note 1, based on the Proposed Recapitalization, it is currently expected that the $1.0 billion principal amount of the Facility would be reinstated with modifications, and the holders of certain debt securities would receive consideration in the form of cash and/or equity interests in the recapitalized company in exchange for their interests.

      In conjunction with its Proposed Recapitalization, the Company ceased making all scheduled interest payments due under the terms of its unsecured notes effective December 1, 2001. Consequently, on December 31, 2001, the Company was in default on certain unsecured notes and had triggered cross-default provisions under the Facility and the indentures under which all other senior notes were issued. As XO does not intend to make its interest payments to cure these defaults and the lenders and noteholders have not issued waivers related to these defaults, the entire $5.1 billion of long-term debt has been classified as current in the accompanying consolidated balance sheet. On December 14, 2001, XO Parent and all guarantors under the Facility entered into a Forbearance Agreement with the lenders under the Facility. Under the Forbearance Agreement, the lenders agreed, subject to certain conditions, not to exercise their remedies under the Facility prior to April 15, 2002 with respect to cross default events related to the Company’s failure to make interest payments under its unsecured notes or with respect to a breach of the covenant in the Facility relating to the Company’s fourth quarter revenues.

      While the terms of the Stock Purchase Agreement, as discussed in Note 1, were being negotiated, the Company and the Investors engaged in further negotiations with an informal steering committee of the lenders under the Facility concerning amendments to the Facility that would facilitate the proposed investment. As a result of these negotiations, the Company reached a preliminary understanding with lenders under the Facility concerning the terms on which they would agree to support the balance sheet recapitalization contemplated by the Stock Purchase Agreement and amend the existing Facility. These proposed amendments would leave the entire $1.0 billion principal amount of the Facility outstanding, but would extend the maturity dates and amortization schedules for loans under the Facility for three years. The proposed amendments would also modify other terms of the Facility, including certain financial and other covenants, in ways that generally provide the Company with increased financial flexibility.

      A description of the Company’s outstanding debt obligations as of December 31, 2001 is as follows.

          Senior Secured Credit Facility

      The Company and certain of its subsidiaries, as guarantors, entered into the $1.0 billion Facility with various lenders in February 2000. At December 31, 2001, the Facility was comprised of a $387.5 million senior secured multi-draw term loan A due 2006, a $225.0 million senior secured term loan B due 2007, and a $387.5 million revolving credit facility.

      The security for the Facility consists of all of the assets purchased with the proceeds of the Facility, the stock of certain of the Company’s direct subsidiaries, all assets of the Company and, to the extent of $125.0 million of guaranteed debt, all assets of certain of the Company’s subsidiaries. The Facility limits additional indebtedness, dividend payments and certain investments and transactions and contains certain covenants with respect to minimum revenue requirements and fixed charges and leverage ratios. Amounts drawn under the Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or reserve-adjusted London Interbank Offered Rate (“LIBOR”) plus, in each case, applicable margins. Interest on the term loans and the revolving credit facility is payable on the earlier of the last day of each interest period, or each successive date three months after the first day of such interest period. At December 31, 2001, the annualized weighted average interest rate applicable to outstanding borrowings under the Facility was 7.25%.

      Under the terms of the current Facility, the term loan A and the revolving facility mature on December 31, 2006, and the term loan B matures on June 30, 2007. In each case, the maturity dates are subject to acceleration to October 31, 2005 if the Company has not refinanced its 12 1/2% Senior Notes due 2006 by April 15, 2005. The term loans A and B and the revolving credit facility provide for automatic and permanent quarterly reductions of the amount available for borrowing under those facilities, beginning on March 31, 2004. The term loan B contains nominal amortization provisions beginning March 31, 2004 until maturity.

          Senior Notes

      During the second half of 2001, in a series of transactions, a subsidiary of the Company paid $201.9 million to repurchase $557.1 million of the outstanding principal of certain series of senior notes at a substantial discount to their respective face values. As a result of these transactions, during the year ended December 31, 2001, the Company recognized an extraordinary gain of $345.0 million, net of unamortized financing costs.

      In June 2000, the Company assumed all obligations of Concentric’s 12 3/4% Senior Notes due December 15, 2007. The 12 3/4% Senior Notes original principal amount was $150.0 million with interest payments due semi-annually. The terms of the 12 3/4% Senior Notes required that, in connection with the Concentric merger, the Company offer to redeem the notes at the option of the holders in whole or in part, at a price equal to 101% of the principal amount of the notes. The Company redeemed approximately $630,000 of the original principal amount as part of this offer.

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

      On October 1, 1997, the Company completed the sale of $400.0 million in principal amount of 9 3/8% Senior Notes due October 1, 2007. The Company received proceeds from the sale, net of underwriting commissions, advisory fees and expenses, totaling approximately $388.5 million.

      On April 25, 1996, the Company completed the sale of $350.0 million in principal amount of 12 1/2% Senior Notes due April 15, 2006. The Company received proceeds from the sale, net of commissions, advisory fees and expenses totaling approximately $340.2 million. At December 31, 2001 and 2000, XO Capital, Inc. (“XO Capital”), a wholly owned finance subsidiary of the Company, was a joint obligor on XO’s 12 1/2% senior notes. XO Capital was merged into the Company in 2002.

      Interest payments on all of the Company’s senior notes are due semi-annually. All of the Company’s senior notes and senior discount notes are redeemable at the option of the Company, in whole or in part, at any time on or after the fifth anniversary of their respective issuance dates. Established redemption prices decline to 100% of the stated principal amount over three years.

      The senior notes rank pari passu with all other senior notes of the Company. The indentures pursuant to which all of the Company’s senior notes and senior discount notes have been issued contain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations. In the event of a change in control of the Company as defined in the indentures, holders of the notes will have the right to require the Company to purchase their notes, in whole or in part, for up to 101% of the stated principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of purchase.

          Convertible Subordinated Notes

      In January 2001, the Company completed the issuance and sale of $517.5 million of 5 3/4% convertible subordinated notes due 2009 for proceeds, net of underwriting and other fees, totaling $503.3 million. Interest on the notes is payable semi-annually. The notes are unsecured obligations of the Company and are subordinated in right of payment to all other senior indebtedness of the Company. The notes are convertible at the option of the holders at any time prior to maturity into shares of Class A common stock at a conversion rate of 39.1484 shares per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. The Company may terminate such conversion rights on or after January 18, 2003 if the current market price of its Class A common stock equals or exceeds 150%, on or prior to January 18, 2004, or 135% thereafter, of the $25.5438 implied conversion price for 20 days in a 30 consecutive day trading period. The notes are not redeemable prior to their maturity date of January 15, 2009. In the event of a change in control of the Company as defined in the indentures, holders of the notes will have the right to require the Company to purchase their notes, in whole or in part, for up to 100% of the stated principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of purchase.

10.     REDEEMABLE PREFERRED STOCK

      Shares of issued and outstanding preferred stock, redeemable in amounts equal to their respective aggregate liquidation preferences, are summarized in the table below (dollars in thousands):

			Shares Issued &		Aggregate Liquidation
	Carrying	Fair Value	Outstanding as of		Preferences as of
	Value as of	as of	December 31,		December 31,
	December 31,	December 31,
	2001(a)	2001(a)	2001	2000	2001(a)	2000

14% Series A Senior Exchangeable Redeemable Preferred Stock	$238,832	$4,720	4,719,925	9,552,785	$235,996	$477,639

6 1/2% Series B Cumulative Convertible Preferred Stock	84,195	2,441	1,768,795	2,122,795	88,440	106,140

Series C Cumulative Convertible Participating Preferred Stock	623,947	468	584,375	584,375	584,375	584,375

Series D Convertible Participating Preferred Stock	283,612	213	265,625	265,625	265,625	265,625

13 1/2% Series E Senior Redeemable Exchangeable Preferred Stock	59,486	60	59,749	208,469	59,749	210,815

7% Series F Convertible Redeemable Preferred Stock	64,342	30	59,143	55,178	59,143	55,499

Series G Cumulative Convertible Participating Preferred Stock	287,277	215	268,750	268,750	268,750	268,750

Series H Convertible Participating Preferred Stock	140,299	105	131,250	131,250	131,250	131,250

Total	$1,781,990	$8,252	7,857,612	13,189,227	$1,693,328	$2,100,093

(a)	Differences between the carrying value and the liquidation preference pertain to net issuance costs, accrued dividends to be paid in preferred shares, and the net book value of the $92.5 million modification credit discussed further in Note 11.

     The fair values of the Company’s preferred stock are based on quoted market prices for those or similar investments. As discussed in Note 1, neither of the proposed transactions under consideration to facilitate the Proposed Recapitalization contemplates any meaningful recovery for the holders of the Company’s preferred stock.

      During the second half of 2001, in a series of transactions, a subsidiary of the Company paid $88.4 million to repurchase $301.6 million in liquidation preference of its 14% Series A senior exchangeable redeemable preferred stock and $171.0 million in liquidation preference of its 13 1/2% Series E senior redeemable exchangeable preferred stock at a substantial discount to their respective carrying amounts. As a result of these transactions, the Company recognized a gain of $376.9 million, net of unamortized financing costs.

      In July 2000, the Company issued 268,750 shares of Series G cumulative convertible participating preferred stock and 131,250 shares of Series H convertible participating preferred stock to several investment funds affiliated with Forstmann Little & Co. in exchange for $400.0 million. The Series G and Series H stock are convertible into shares of the Company’s Class A common stock at a conversion rate of $17.00 per share, and provide for a 3.75% annual dividend that is payable quarterly. Each share of Series G and Series H preferred stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders may convert the preferred stock into Class A common stock at any time. Holders of the preferred stock will also have the option of requiring redemption of the preferred stock during the 180-day period commencing on July 6, 2010. The Company may redeem the preferred stock at any time after the later of July 6, 2005 and the date when the Company has redeemed its 12 1/2% Senior Notes due 2006 in full.

      As a result of the Concentric merger, certain outstanding shares of Concentric’s preferred stock were converted into 53,296 shares of the Company’s 7% Series F convertible redeemable preferred stock due 2010. Each share of Series F preferred stock has a liquidation preference of $1,000 per share. Dividends on the Series F preferred stock accrue at the rate of 7% per annum of the liquidation preference thereof and are payable quarterly in arrears. Dividends are payable in cash, except that on each dividend payment date dividends may be paid, at the Company’s option, by the issuance of additional Series F preferred stock having an aggregate liquidation preference equal to the amount of such dividends. For the year ended December 31, 2001, the Company issued a total of 3,965 shares of Series F preferred stock as payment of the quarterly dividends. The Series F preferred stock is redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 at redemption rates commencing with 105.125% declining to 100% on June 1, 2010. The Series F preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends on September 1, 2010. The holders of the Series F preferred stock have the right to convert, at any time, shares of the Series F preferred stock into shares of common stock at the conversion price of $31.0258.

      As a result of the Concentric merger, certain outstanding shares of Concentric’s preferred stock were converted into 195,079 shares of the Company’s 13 1/2% Series E senior redeemable exchangeable preferred stock due 2010. Each share of Series E preferred stock has a liquidation preference of $1,000 per share. Dividends on the Series E preferred stock accrue at a rate of 13 1/2% per annum of the liquidation preference thereof and are payable quarterly in arrears commencing on September 1, 1998. Dividends are payable in cash, except that on each dividend payment date occurring on or prior to June 1, 2003, dividends may be paid, at the Company’s option, by the issuance of additional shares of the Series E preferred stock having an aggregate liquidation preference equal to the amount of such dividends. For the year ended December 31, 2001, the Company issued a total of 22,306 shares of the Series E preferred stock as payment of the quarterly dividends. The Series E preferred stock is redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003, at redemption rates with 106.75% on June 1, 2003 and declining to 100% on June 1, 2008, plus accumulated and unpaid dividends to the date of redemption. The Series E preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends on June 1, 2010.

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

      In January 2000, the Company issued 584,375 shares of Series C cumulative convertible participating preferred stock and 265,625 shares of Series D convertible participating preferred stock to several investment funds affiliated with Forstmann Little & Co. in exchange for $850.0 million in cash. The Series C and Series D stock are convertible into shares of the Company’s Class A common stock at a conversion rate of $17.00 per share, and provide for a 3.75% annual dividend that is payable quarterly. Each share of Series C and Series D stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders may convert the preferred stock into Class A common stock at any time. Holders of the Series C and Series D shares may require the Company to redeem those shares during the 180-day period commencing January 20, 2010. The Company may redeem the Series C and Series D shares at any time after the later of January 20, 2005 and the date when the Company has redeemed its 12 1/2% Senior Notes due 2006 in full.

      On March 31, 1998, the Company completed the sale of 4,000,000 shares of 6 1/2% Series B cumulative preferred stock with a liquidation preference of $50 per share. The sale generated proceeds net of commissions, advisory fees and expenses of approximately $193.8 million. Each share of Series B preferred stock is convertible, at the option of the holder, into 4.58 shares of the Company’s Class A common stock (subject to adjustments in certain circumstances). The Company may cause such conversion rights to expire after April 15, 2001 and through April 15, 2006, if the closing price of the

Class A common stock exceeds 120% of an implied conversion price (as defined) for 20 days in a 30 consecutive day trading period. Dividends on the Series B preferred stock accrue from March 31, 1998 and are payable in cash quarterly, at an annual rate of 6 1/2% of the liquidation preference thereof. The Company is required to redeem all of the Series B preferred stock outstanding on March 31, 2010 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption. The Company may redeem the Series B shares any time after April 16, 2006 at a redemption price equal to 100% of the liquidation preference. In 2001 and 2000, certain holders of the Series B preferred stock converted their shares into approximately 1.6 million and 8.1 million shares, respectively, of the Company’s Class A common stock, pursuant to the terms of the Series B preferred stock. In 2000, the conversion was in consideration for a cash payment by the Company of approximately $4.7 million, which was reported as a preferred stock dividend.

      On January 31, 1997, the Company completed the sale of 5.7 million units consisting of 14% Series A senior exchangeable redeemable preferred shares with a liquidation preference of $50 per share. The sale generated proceeds net of commissions, advisory fees and expenses of approximately $274.0 million. Dividends on the Series A preferred stock accrue from January 31, 1997 and are payable quarterly, at an annual rate of 14% of the liquidation preference thereof. Prior to February 1, 2002, the company could elect to pay dividends either in cash or by issuing additional shares of Series A preferred stock with an aggregate liquidation preference equal to the amount of such dividends. For the year ended December 31, 2001, the Company issued a total of 1,199,307 shares of Series A preferred stock as payment of the quarterly dividends. The Company is required to redeem all of the Series A preferred stock outstanding on February 1, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

      Subject to certain conditions, the Series A preferred stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date, for the 14% senior subordinated notes due February 1, 2009 of the Company. All terms and conditions (other than interest, ranking and maturity) of the senior subordinated notes would be substantially the same as those of the Company’s outstanding 12 1/2% Senior Notes.

      The terms of the Series E preferred stock and the Series A preferred stock limit the ability of the Company to incur additional indebtedness and issue additional preferred stock. In the event of a change of control, as defined by the terms of the preferred stock, holders of the Series E preferred stock and Series A preferred stock will have the right to require the Company to purchase their shares, in whole or in part, at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, if any, thereon at the date of purchase.

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

11.     STOCKHOLDERS’ EQUITY

      In December 2001, the Company voluntarily delisted its Class A common stock from the Nasdaq National Market and began trading on the NASD Over-the-Counter Bulletin Board on December 17, 2001 under the symbol “XOXO.” Prior to its voluntary delisting, the Company’s Class A common stock was traded on the Nasdaq National Market. Trading was halted on November 29, 2001 following XO’s announcement that it had reached a preliminary agreement with the Forstmann Little Investors and Telmex that led to XO entering into the Stock Purchase Agreement.

      Since January 31, 1997, the Company has had two classes of common stock outstanding, Class A common stock and Class B common stock. The Company’s Class A common stock and Class B common stock are identical in dividend and liquidation rights and vote together as a single class on all matters, except as otherwise required by applicable law, with the Class A shareholders entitled to cast one vote per share, and the Class B shareholders entitled to cast 10 votes per share. As discussed in Note 1, if the Company completes its Proposed Recapitalization, it is expected that all interests and holders of the Company’s existing Class A and Class B common stock, and rights of any holders with respect thereto, would be terminated and would have little or no recovery.

      On June 7, 2001, an investment fund affiliated with Forstmann Little invested $250.0 million of cash in the Company to provide additional funding for general corporate purposes. In exchange for the investment, the Company issued 50.0 million shares of its Class A common stock to the Forstmann Little fund and amended the terms of outstanding convertible preferred stock held by various funds affiliated with Forstmann Little to reduce the share conversion price from $31.625 to $17.00 per share. The value of the Class A common stock issued at the date the investment closed was $157.5 million. The remaining $92.5 million, attributed to the convertible preferred stock amendment, was recorded as a credit to the preferred stock balance and is being amortized against the accretion of the preferred stock redemption obligation.

      In June 2000, the Company effected two-for-one stock splits of the issued and outstanding shares of Class A and Class B common stock, in the form of stock dividends. The accompanying consolidated financial statements and the related notes herein have been adjusted retroactively to reflect the two-for-one stock splits.

12.  INCOME TAXES

      Components of deferred tax assets and liabilities were as follows (dollars in thousands):

	December 31,

	2001	2000

Deferred tax assets:

Provisions not currently deductible	$41,954	$32,513

Property, equipment and other long-term assets (net)	348,582	83,772

Net operating loss and capital loss carryforwards	1,313,477	1,028,655

Total deferred tax assets	1,704,013	1,144,940

Valuation allowance	(1,390,017)	(798,853)

Net deferred tax assets	313,996	346,087

Deferred tax liabilities:

Property, equipment and other long-term assets (net)	(72,108)	(80,459)

Other identifiable intangibles	(238,465)	(264,014)

Other	(3,423)	(1,614)

Total deferred tax liabilities	(313,996)	(346,087)

Net deferred taxes	$—	$—

      The net change in valuation allowance for the year ended December 31, 2001 was an increase of $591.2 million. The net change in the valuation allowance for years ended December 31, 2000 and 1999 was an increase of $521.2 million and $128.7 million, respectively.

      As of December 31, 2001, the Company has capital loss carryforwards of approximately $62.8 million and net operating loss carryforwards of approximately $3.1 billion. A portion of the net operating loss carryforwards is attributable to tax deductions related to the exercise of stock options. In computing its income tax expense, the Company recognizes the tax benefits of stock option deductions after utilization of the net operating losses from operations (operating losses determined without deductions for exercised stock options) to reduce income tax expense. Net operating loss carryforwards related to stock option deductions will be credited to stockholders’ equity when realized.

      If the Company is successful in completing the Proposed Recapitalization as discussed in Note 1, most of the capital loss carryforwards and the net operating loss carryforwards are expected to be eliminated. Other tax attributes, including asset bases, could also be reduced if the Proposed Recapitalization is completed. The Company is still reviewing the overall tax impact of the Proposed Recapitalization.

      A reconciliation of the Company’s effective income tax rate and the U.S. federal and state tax rate is as follows:

	2001	2000

Statutory U.S. federal rate	35.0%	35.0%

State income taxes, net of federal benefit	6.0%	6.0%

Valuation allowance for deferred tax assets	(29.4)%	(27.7)%

Other identifiable intangibles	(11.6)%	(13.3)%

Effective income tax rate	—%	—%

13.  STOCK COMPENSATION ARRANGEMENTS

      Effective July 1, 1998, the Company adopted the Employee Stock Purchase Plan, (the “Purchase Plan”), under which 12.0 million shares of Class A common stock were authorized for issuance and 4.7 million shares were available for issuance at December 31, 2001. Eligible employees could purchase the Company’s Class A common shares at 85% of the lower of the average market value of the Class A common stock on the first and the last trading day of each calendar quarter. Employees who owned 5% or more of the voting rights of the Company’s outstanding common shares could not participate in the Purchase Plan. During the years ended December 31, 2001 and 2000, employees purchased 6.3 million and 0.4 million shares of Class A common stock, respectively, under the Purchase Plan. In November 2001, the Company amended the Purchase Plan to suspend the offer and sale of stock indefinitely.

      The Company also maintains the XO Communications, Inc. Stock Option Plan (the “Stock Option Plan”) to provide a performance incentive for certain officers, employees and individuals or companies who provide services to the Company. The Stock Option Plan provides for the granting of qualified and non-qualified stock options. The options become exercisable over vesting periods of up to four years and expire no later than 10 years after the date of grant. The Company has authorized 113.0 million shares of Class A common stock for issuance under the Stock Option Plan. As of December 31, 2001, 48.9 million shares were available for issuance.

      In May 2001, the Company offered its employees the opportunity to exchange certain outstanding options for new options equal to 85% of the number of shares tendered. The Company granted the new options on January 17, 2002, the first business day that was six months and one day following the closing of this exchange offer. The exercise price of the new options was the last reported sale price of the Class A common stock on the date of that grant, which was $0.14 per share. The new options were 30% vested on the date of grant and the remaining 70% vest monthly in equal installments over the following 36-month period until fully vested.

      As discussed in Note 1, if the Company completes the Proposed Recapitalization, all interests in the Company’s Class A common stock, including any shares purchased under the Purchase Plan, and any awards or grants under the Stock Option Plan, will be terminated and have little or no recovery.

      The Company recorded approximately $37.2 million, $48.3 million, and $12.9 million of stock-based compensation expense related to the Stock Option Plan for the years ended December 31, 2001, 2000, and 1999, respectively. Additionally, $28.0 million of the Company’s 1999 restructuring charge associated with the relocation of the Company’s headquarters from Bellevue, Washington to Northern Virginia arose due to accelerated vesting of employee options in conjunction with severance arrangements for approximately 125 employees.

      The following two tables summarize information regarding options under the Company’s Stock Option Plan for the last three years:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 1998	39,265,184	$5.69

Granted	26,521,992	$15.63

Canceled	(4,297,136)	$8.06

Exercised	(6,286,506)	$4.70

Outstanding at December 31, 1999	55,203,534	$9.86

Assumed in acquisition	13,086,985	$20.51

Granted	36,850,732	$35.17

Canceled	(12,590,334)	$19.52

Exercised	(11,310,416)	$6.63

Outstanding at December 31, 2000	81,240,501	$22.77

Granted	5,909,809	$7.72

Canceled	(49,163,452)	$28.32

Exercised	(3,677,562)	$5.36

Outstanding at December 31, 2001	34,309,296	$13.91

Exercisable, at December 31, 1999	10,811,422	$7.23

Exercisable, at December 31, 2000	16,369,892	$11.30

Exercisable, at December 31, 2001	18,902,125	$12.38

	Options Outstanding			Options Exercisable

		Weighted
	Options	Average	Weighted	Options	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at December 31,	Contractual	Exercise	at December 31,	Exercise
Range of Exercise Prices	2001	Life	Price	2001	Price

$0.01 – $ 5.22	8,392,200	7.5	$1.34	3,952,426	$1.23
$5.23 – $ 7.94	6,781,264	6.3	6.30	4,855,528	6.29
$7.95 – $18.00	9,497,400	7.2	10.83	5,686,424	10.48
$18.01 – $66.00	9,638,432	7.7	33.23	4,407,747	31.52

	34,309,296	7.2	$13.91	18,902,125	$12.38

      The Company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123, “Accounting for Stock-Based Compensation” on the Company’s net loss applicable to common shares and net loss per common share. The model uses certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted average fair value per share of stock options granted. This information and the assumptions used for 2001, 2000, and 1999 are summarized below:

	2001	2000	1999

Expected volatility	125.0%	77.2%	70.3%

Risk free interest rate	4.3%	6.2%	5.3%

Dividend yield	0.0%	0.0%	0.0%

Expected life (range in years)	4.0	4.0	4.0

Weighted average fair value per share at grant date	$5.10	$19.14	$12.14

      Had compensation costs been recognized based on the calculated fair value of stock options at the date of grant, the pro forma amounts of the Company’s net loss applicable to common shares and net loss per common share for the years ended December 31, 2001, 2000 and 1999 would have been as follows (dollars in thousands, except for per share data):

	2001	2000	1999

Net loss applicable to common shares — pro forma	$(1,845,882)	$(1,435,253)	$(679,046)

Net loss per common share — pro forma	$(4.57)	$(4.46)	$(2.71)

14.  SUPPLEMENTAL DISCLOSURE

      Supplemental disclosure of the Company’s cash flow information is as follows (dollars in thousands):

	Year Ended December 31,

	2001	2000	1999

Non-cash financing and investing activities were as follows:

Class A common stock, warrants and options issued in acquisitions and under lease arrangements	$29,055	$3,002,309	$350,438

Redeemable preferred stock dividends, paid in shares of redeemable preferred stock	86,237	76,671	53,504

Accrued redeemable preferred stock dividends, payable in shares of redeemable preferred stock	6,524	17,090	2,680

Assumption of preferred stock and liabilities in acquisitions	8,816	614,027	—

Issuance of Class B common stock for purchase of minority interest	—	—	269

Conversion of 6 1/2% redeemable cumulative preferred stock to Class A common stock	17,700	93,860	—

Other obligations assumed	—	11,119	—

Cash paid for interest	$313,178	$331,892	$202,431

          Employee Savings and Retirement Plan

      At December 31, 2001, the Company had a defined contribution plan, generally covering all full time employees in the United States. The Company provides a company match to all eligible employees based on certain plan provisions and the discretion of the Board of Directors. Company contributions were $12.5 million, $8.3 million and $4.3 million during 2001, 2000 and 1999, respectively.

15. OPERATING SEGMENTS

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

          Products and Services

      The Company classifies its products and services revenues offered by its communications services segment into voice services, data services, integrated voice and data services, and other services (dollars in thousands):

	Year Ended December 31,

	2001	2000	1999

Voice services	$606,848	$386,796	$219,391

Data services	596,664	331,892	54,032

Integrated voice and data services	52,018	2,693	—

Other services	3,037	2,445	901

Total revenue	$1,258,567	$723,826	$274,324

16.  SELECTED QUARTERLY DATA (Unaudited)

      Quarterly financial information is summarized in the table below (dollars in thousands, except for share data):

	Quarter ended 2001 (a)

	March 31,	June 30,	September 30,	December 31,

Revenue	$277,307	$306,779	$331,478	$343,003

Cost of service	114,894	122,942	138,100	151,762

Loss from operations (b)	(358,248)	(362,418)	(547,285)	(681,940)

Net loss before extraordinary item	(443,511)	(461,116)	(734,655)	(791,853)

Net loss (c)	(443,511)	(461,116)	(398,917)	(782,581)

Net loss applicable to common shares (d)	(482,552)	(500,722)	(50,752)	(804,891)

Net loss per common share (basic and diluted) (e)	(1.31)	(1.32)	(0.12)	(1.84)

	Quarter ended 2000 (a)

	March 31,	June 30,	September 30,	December 31,

Revenue	$105,849	$140,649	$224,255	$253,073

Cost of service	46,991	59,375	92,356	103,944

Loss from operations (b)	(118,122)	(198,445)	(336,694)	(358,391)

Net income (loss) (c)	43,244	(258,798)	(394,182)	(491,563)

Net income (loss) applicable to common shares	9,809	(290,562)	(436,488)	(530,414)

Net earnings (loss) per common share — Basic (e)	0.04	(0.95)	(1.20)	(1.45)

Net earnings (loss) per common share — Diluted (e)	0.03	(0.95)	(1.20)	(1.45)

(a)	The selected financial data in 2001 and 2000 includes the accounts and activities of Concentric from the merger date of June 16, 2000.

(b)	Loss from operations includes restructuring charges totaling $189.1 million and $320.1 million in the third and fourth quarter of 2001, respectively, associated with plans to restructure certain aspects of the Company’s business. Loss from operations also includes a $36.2 million charge in the second quarter of 2000 in connection with the June 2000 merger with Concentric resulting from the allocation of the purchase price to in-process research and development.

(c)	Net income (loss) includes a write-down of $87.0 million in the third quarter of 2001 and of $57.7 million in the fourth quarter of 2000 for other than temporary declines in the value of certain investments. In the first quarter of 2000, the Company recorded a $225.1 million net gain from the sale of an equity investment. It also includes a net gain of $335.7 million and $9.3 million in the third and fourth quarter of 2001, respectively, resulting from the repurchase of certain of the Company’s senior notes during 2001.

(d)	Net earnings (loss) applicable to common shares includes a gain of $376.9 million resulting from the repurchase of certain of the Company’s preferred stock during the third quarter of 2001.

(e)	Net earnings (loss) per share data has been adjusted for the stock splits effected in 2000. Additionally, as there are changes in the weighted average number of shares outstanding each quarter, the sum of net loss per share by quarter may not equal the total net loss per share for the applicable year.

17.  RELATED PARTY TRANSACTIONS

      In July 2001, the Company executed a multi-year agreement with Nextel Communications, Inc. (“Nextel”) pursuant to which XO will provide Nextel telecommunications services with an estimated value of $100 million. Members of the Company’s board of directors also serve on the board of directors of Nextel. One of these members, Craig O. McCaw, along with his affiliates, holds a controlling voting interest in the Company and holds certain management rights related to his investment in Nextel. Prior to entering the agreement with Nextel, the Company participated in a competitive proposal process initiated by Nextel, which included numerous national telecommunications providers. Therefore, in management’s opinion, the agreement with Nextel was consummated in the normal course of operations with prices and terms equivalent to those available to, and transacted with, unrelated parties. The revenue recognized in 2001 for these and other telecommunications services provided to Nextel was $27.6 million, of which $9.8 million remained outstanding at December 31, 2001. In addition, the Company purchases various administrative services from Nextel. During 2001, the Company paid Nextel $6.2 million for these services.

      Certain investment funds affiliated with Forstmann Little & Co. have a significant equity interest in both the Company and McLeodUSA (“McLeod”). McLeod provides interconnection and facilities based telecommunications services to the Company. In addition, during 2001, XO acquired certain unlit metro network capacity from McLeod to support infrastructure requirements in a specific XO market. The Company paid $15.8 million to McLeod for such services and capacity during 2001. The Company provides, on a limited basis, telecommunications service to McLeod. In addition, during 2001 the Company constructed and sold certain unlit metro network capacity to McLeod. The revenue recognized in 2001 for such services and capacity was $7.1 million.

18.  COMMITMENTS AND CONTINGENCIES

          Operating Commitments

      The Company is leasing premises under various noncancelable operating leases for administrative space, building access, and other leases, which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. The lease agreements have various expiration dates and renewal options through 2021. The Company also has various noncancelable long-term contractual obligations associated with maintenance and service agreements.

      Future minimum lease commitments required under noncancelable operating leases and contractual obligations are as follows (dollars in thousands):

	Operating	Other long-term
	lease	contractual
Year Ending December 31,	obligations	obligations

2002	$75,753	$81,691

2003	75,297	69,486

2004	73,070	59,429

2005	70,997	14,382

2006	59,575	14,340

Thereafter	394,956	189,803

Total minimum operating lease commitments	$749,648	$429,131

      Rent expense for cancelable and noncancelable leases totaled approximately $100.1 million, $54.6 million, and $28.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.

          Capital Leases

      Network assets under capital leases totaled approximately $27.2 million and $44.9 million as of December 31, 2001 and 2000, respectively, and are included in telecommunications networks in property and equipment. Depreciation of leased assets is included in depreciation expense. Future minimum lease payments under capital lease obligations as of December 31, 2001 are as follows (dollars in thousands):

Year Ending December 31,

2002	$20,752

2003	3,481

2004	2,809

2005	2,556

2006	2,416

Thereafter	2,010

Total minimum capital lease payments	34,024

Less: imputed interest	6,798

Less: current portion of capital lease obligations	18,097

Long-term portion of capital lease obligation	$9,129

          Legal Proceedings

      The Company and members of its board of directors have been named as party defendants in a number of lawsuits filed in the federal courts in Eastern District of Virginia and the Southern District of California, and in state courts in New York, Delaware and California. The suits purport to be class actions brought on behalf of XO’s stockholders. The federal actions contain allegations of federal securities law violations by the Company and certain directors relating to certain financial disclosures during the year 2001. The state court actions, and some of the federal actions, allege that the defendants, including the Company and the members of its board of directors, breached certain fiduciary duties in connection with the proposed investments by the Forstmann Little Investors and Telmex. The Company believes these claims are without merit and intends to vigorously contest these suits by appropriate proceedings. However due to the early stage of the proceedings and inherent uncertainties in litigation, the Company is unable to predict with any certainty the ultimate outcome.

      The Company is not currently a party to any other legal proceedings, other than regulatory and other proceedings that are in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

XO Communications, Inc.

Schedule II — Consolidated Valuation and Qualifying Accounts

For The Years Ended December 31, 2001, 2000 and 1999

	Beginning	Additions charged		Ending
(in thousands)	Balance	to expense	Reductions	Balance

Allowance for doubtful accounts
1999	$3,022	$8,280	$(4,087)	$7,215
2000	$7,215	$21,999	$(8,215)	$20,999
2001	$20,999	$45,757	$(34,264)	$32,492
Restructuring accrual
1999	$—	$30,935	$—	$30,935
2000	$30,935	$—	$(30,935)	$—
2001 (a)	$—	$509,202	$(383,429)	$125,773

(a)	Only $16.6 million of the reduction in the 2001 restructuring accrual was for cash payments. The balance was associated with the write down for the excess of carrying value of assets to be sold or abandoned and was applied to those assets.

S-1