Form 10-Q
period 2002-03-31
XO COMMUNICATIONS INC
filed 2002-05-14
CIK 1111634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number: 0-30900

XO COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1983517

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11111 Sunset Hills Road, Reston, VA	20190

(Address of principal executive offices)	(Zip Code)

(703) 547-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X             No

As of May 1, 2002, the number of shares of Class A and Class B common stock of XO Communications, Inc. issued and outstanding was 337,791,856 and 104,423,158, respectively.

XO Communications, Inc.

ii

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

XO Communications, Inc.

Condensed Consolidated Balance Sheets
(Dollars in thousands, except for share and per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$352,591	$246,189
Marketable securities	236,381	508,978
Accounts receivable, net of allowance for doubtful accounts of $36,789 and $32,492, respectively	174,088	216,753
Other current assets	96,474	85,137
Pledged securities	14,656	16,623

Total current assets	874,190	1,073,680
Property and equipment, net	3,633,380	3,742,577
Fixed wireless licenses, net	939,603	947,545
Goodwill, net	—	1,876,626
Other intangibles, net	125,512	153,404
Other assets, net	131,812	136,633

Total assets	$5,704,497	$7,930,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,884	$156,488
Accrued liabilities	287,765	322,997
Accrued interest payable	180,019	114,882
Long-term debt in default	5,144,851	5,109,503
Current portion of capital lease obligations	11,125	18,097

Total current liabilities	5,696,644	5,721,967
Other long-term liabilities	122,792	129,092

Total liabilities	5,819,436	5,851,059
Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized: 7,857,612 shares issued and outstanding on March 31, 2002 and December 31, 2001; aggregate liquidation preference of $1,693,328 on March 31, 2002 and December 31, 2001	1,785,960	1,781,990
Commitments and contingencies
Stockholders’ (deficit) equity:
Common Stock, par value $0.02 per share, stated at amounts paid in Class A, 1,000,000,000 shares authorized: 337,791,856 and 337,774,204 shares issued and outstanding on March 31, 2002 and December 31, 2001, respectively; Class B, 120,000,000 shares authorized: 104,423,158 shares issued and outstanding on March 31, 2002 and December 31, 2001	4,628,099	4,628,509
Deferred compensation	(28,333)	(37,428)
Accumulated other comprehensive income	1,884	10,406
Accumulated deficit	(6,502,549)	(4,304,071)

Total stockholders’ (deficit) equity	(1,900,899)	297,416

Total liabilities and stockholders’ (deficit) equity	$5,704,497	$7,930,465

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc.

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Revenue	$333,405	$277,307
Costs and expenses:
Cost of service	140,367	114,894
Selling, operating, and general (excludes stock-based compensation)	205,250	239,526
Recapitalization	976	—
Stock-based compensation	9,095	9,311
Depreciation and amortization	161,356	271,824

Total costs and expenses	517,044	635,555
Loss from operations	(183,639)	(358,248)
Interest income	5,540	35,108
Interest expense, net	(120,726)	(118,591)
Other loss, net	(203)	(1,780)

Net loss before cumulative effect of accounting change	(299,028)	(443,511)
Cumulative effect of accounting change for goodwill impairment	(1,876,626)	—

Net loss	(2,175,654)	(443,511)
Preferred stock dividends and accretion of preferred stock redemption obligation, net	(22,826)	(39,041)

Net loss applicable to common shares	$(2,198,480)	$(482,552)

Net loss per common share, basic and diluted:
Net loss before cumulative effect of accounting change	$(0.68)	$(1.20)
Cumulative effect of accounting change	(4.24)	—

Net loss	(4.92)	(1.20)
Preferred stock dividends and accretion of preferred stock redemption obligation, net	(0.05)	(0.11)

Net loss per common share, basic and diluted	$(4.97)	$(1.31)

Weighted average shares, basic and diluted	442,205,796	369,025,470

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc.

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(2,175,654)	$(443,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161,356	271,824
Stock-based compensation	9,095	9,311
Equity in losses of unconsolidated entities	—	1,448
Cumulative effect of accounting change for goodwill impairment	1,876,626	—
Accretion of interest on senior notes	36,045	34,464
Changes in assets and liabilities:
Accounts receivable	39,224	(13,046)
Other assets	(17,164)	(30,621)
Accounts payable	23,671	23,125
Accrued liabilities	(607)	49,071

Net cash used in operating activities	(47,408)	(97,935)
INVESTING ACTIVITIES:
Purchases of property and equipment	(136,454)	(592,770)
Proceeds from sales of property and equipment	24,339	—
Payments to acquire fixed wireless licenses	—	(206)
Net releases (assumptions) of pledged securities	1,960	(7)
Sales of marketable securities and investments	278,293	768,104
Purchases of marketable securities	(8,224)	(554,192)
Investments in unconsolidated affiliates	—	(1,281)

Net cash provided by (used in) investing activities	159,914	(380,352)
FINANCING ACTIVITIES:
Borrowings under senior secured credit facility	—	237,500
Proceeds from issuance of unsecured notes	—	517,500
Proceeds from issuance of common stock under employee benefit plans	—	21,049
Repayments of capital leases and other obligations	(4,848)	(19,836)
Dividends paid on convertible preferred stock	—	(13,447)
Costs incurred in connection with financing activities	—	(14,200)

Net cash (used in) provided by financing activities	(4,848)	728,566
Effect of exchange rate changes on cash	(1,256)	(3,231)

Net increase in cash and cash equivalents	106,402	247,048
Cash and cash equivalents, beginning of period	246,189	493,004

Cash and cash equivalents, end of period	$352,591	$740,052

SUPPLEMENTAL DATA:
Non-cash financing and investing activities:
Redeemable preferred stock dividends, paid in shares of redeemable preferred stock	$—	$24,716
Accrued redeemable preferred stock dividends, payable in shares of redeemable preferred stock	12,357	14,687
Cash paid for interest	$19,192	$25,983

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

      The condensed consolidated financial statements of XO Communications, Inc. (“XO Parent”) and its subsidiaries (together with its predecessors, collectively referred to as the “Company” or “XO”) are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial statements and the Securities and Exchange Commission’s (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001 as filed with the Commission on March 29, 2002 (the “2001 Annual Report”).

      The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements), which, in the opinion of management, are necessary for a fair presentation of the results for interim periods. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Reporting Format

      Certain items related to prior periods have been reclassified to conform to the 2002 reporting format.

2.  RECAPITALIZATION

Background

      As described in the 2001 Annual Report, in light of conditions in the capital markets and its funding needs, XO took a number of steps during 2001 to conserve cash on hand by reducing its operating expenses, reducing its debt service and preferred security dividend payments and reducing its capital expansion plans. Conditions in the capital markets for telecommunications companies continued to deteriorate, and, in late 2001, XO determined that, in light of the substantial declines in market valuation suffered by telecommunications service providers throughout its industry in 2001, it would be unable to obtain the additional funding needed to conduct its business plan without a significant balance sheet recapitalization.

      In furtherance of these plans:

•	In October 2001, XO retained Houlihan Lokey Howard & Zukin Capital as its outside financial advisor to assist XO in exploring a variety of investment and deleveraging alternatives and, beginning in November 2001, Houlihan Lokey contacted over fifty potential investors, both strategic and financial, in an effort to raise new capital.

•	In November 2001, XO Parent determined not to continue to make cash interest and dividend payments on its unsecured debt obligations and preferred stock from and after December 1, 2001.

•	In January 2002, XO entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with two investment partnerships affiliated with Forstmann Little & Co., Forstmann Little & Co. Equity Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P. (together, the “Forstmann Little Investors”), and Télefonos de México S.A. de C.V. (“Telmex” and, collectively with the Forstmann Little Investors, the “Investors”) that provides for a new capital investment in XO Parent, subject to the satisfaction of a number of conditions, including the resolution of certain pending litigation, receipt of regulatory approvals and the completion of a substantial balance sheet recapitalization.

•	In March 2002, an informal committee of holders of XO Parent’s senior unsecured notes rejected various proposals made by the Investors with respect to the recapitalization of XO Parent’s balance sheet contemplated by the Stock Purchase Agreement, and, at that time and subsequently, as described below, the informal committee presented XO with preliminary proposals for new capital advanced by certain holders of XO Parent’s senior unsecured notes, including an affiliate of Mr. Carl Icahn, which proposals also contemplated a substantial balance sheet recapitalization.

•	XO determined that, to implement the balance sheet recapitalization required by either the Stock Purchase Agreement or the noteholder proposals, XO Parent would need to commence a voluntary bankruptcy proceeding and seek approval of a related plan of reorganization that would eliminate its outstanding equity and much of its outstanding debt, and result in a less than full recovery for its outstanding senior unsecured notes.

•	On March 22, 2002, Mr. Icahn, through his Chelonian Corp. affiliate (the “Icahn Group”) submitted a draft term sheet to the Company with respect to a recapitalization proposal, which was revised on April 1, 2002 and by subsequent discussions. The Icahn Group holds a substantial amount of XO senior notes, and represented to the Company that their proposal had the support of other holders of substantial amounts of senior notes. The Company has engaged in negotiations relating to this proposal regarding a potential investment of $550 million in cash and a related corporate reorganization that would result in the Icahn Group owning a 55% ownership interest in the business and assets currently operated by the Company, in addition to the equity to be received in respect of their senior notes. The Icahn proposal contemplates modifications to the Company’s $1 billion senior secured credit facility (the “Facility”), including longer maturities and the extension of prepayment dates, as well as changes in a number of financial and operational covenants. These or any other modifications to the Facility would require the agreement of the lenders under the Facility (the “Secured Lenders”), which agreement has not been obtained with respect to the Icahn Group proposal.

•	The Company is also considering a “standalone” business plan in the event that third-party equity financing transactions are not available. In that event, certain of the Secured Lenders have indicated a willingness to consider conversion of a substantial portion of the loans under the Facility into non-cash-pay securities, including equity. A business plan for this scenario is still under development, but the plans currently being evaluated by the Company contemplate an equity rights offering to unsecured creditors and existing equity holders, to be “backstopped” by senior secured loan or equity purchase commitments from investors, who may include one or more Secured Lenders. These plans also contemplate possible additional secured loans from one or more Secured Lenders or other parties. The equity rights offering and the related “backstop” commitments would be structured to provide the Company with adequate funding to support the implementation of the standalone business plan. The development and implementation of any standalone business plan would require the support and approval of a number of constituencies, including the Secured Lenders, which has not yet been obtained.

      XO is actively engaged in discussions with its various creditor constituencies and other interested parties and their advisors with the goal of reaching agreements necessary to expeditiously complete a recapitalization transaction that results in XO having adequate funding for its business, a significantly reduced debt and a strengthened overall balance sheet (such a recapitalization, whether completed pursuant to the transactions contemplated by the Stock Purchase Agreement, the proposal from the Icahn Group, the standalone business plan or an alternative transaction, the “Proposed Recapitalization”). Currently, there are no definitive agreements relating to any proposed investment and any related balance sheet recapitalization other than the Stock Purchase Agreement. There can be no assurance that current negotiations with the Icahn Group or with respect to a standalone business plan will lead to agreement, or that, failing such an agreement, the transactions contemplated by the Stock Purchase Agreement or any alternative transaction will lead to a viable recapitalization plan.

      The Company anticipates that the completion of its proposed recapitalization will require the support of many of the Company’s creditors, as well as satisfaction or waiver of the conditions to such transactions. If the recapitalization is completed through a chapter 11 bankruptcy proceeding, any proposed plan of reorganization would also be subject to confirmation by the bankruptcy court after it has been voted on by certain creditors whose interests would be impaired by the plan, including the Secured Lenders under the Facility and holders of its senior notes, and satisfaction or waiver of certain conditions. Satisfaction of certain of the conditions under the Stock Purchase Agreement are either out of the Company’s control or must be satisfied in the Investors’ sole discretion.

      Also, as described in the 2001 Annual Report, if, as anticipated, the Proposed Recapitalization is completed and implemented through a voluntary chapter 11 bankruptcy proceeding and the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in that proceeding, the Company will be subject to the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Under this guidance and the current terms of the investment proposals, the Company believes it would qualify for and implement “Fresh Start” reporting upon emergence from bankruptcy, which would establish a new basis of accounting for the reorganized company.

3.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which revises the accounting for purchased goodwill and intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but must be tested for impairment annually or more frequently if an event indicates that the asset might be impaired. This impairment test under SFAS No. 142 is based on fair values determined by using market prices, current prices for similar assets and liabilities, or a discounted cash methodology. Intangible assets with definite useful lives continue to be amortized over their useful lives.

      As described in greater detail in the 2001 Annual Report, SFAS No. 142 requires the completion of the initial impairment analysis of goodwill by June 30, 2002. The Company performed the required impairment tests of goodwill as of January 1, 2002, and based on these tests recorded a $1,876.6 million adjustment as a cumulative effect of accounting change to write-off all of its goodwill. The pro forma impact on net loss before cumulative effect of accounting change for the three months ended March 31, 2001 compared to the actual results for the three months ended March 31, 2002 for the change in amortization policy is as follows (dollars in thousands, except for per share data):

	March 31,

	2002	2001

Net loss before cumulative effect of accounting change	$(299,028)	$(443,511)
Goodwill amortization	—	148,853

Adjusted net loss before cumulative effect of accounting change	$(299,028)	$(294,658)

Net loss per common share before cumulative effect of accounting change, basic and diluted:
Reported net loss before cumulative effect of accounting change	$(0.68)	$(1.20)
Goodwill amortization	—	0.40

Adjusted net loss per common share before cumulative effect of accounting change, basic and diluted	$(0.68)	$(0.80)

4.  LONG-LIVED ASSETS

      Long-lived assets, including property and equipment, fixed wireless licenses, and intangible assets with definite useful lives to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” (“SFAS No. 121”). In accordance with implementation requirements, the Company implemented the provisions of SFAS No. 144 in 2002. The criteria for determining impairment for long-lived assets to be held and used are generally consistent with SFAS No. 121. Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The Company believes that no impairment existed under SFAS No. 144 as of March 31, 2002. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change. In addition, as discussed in note 2, assuming the Proposed Recapitalization is implemented through consummation of a plan of reorganization pursuant to a voluntary bankruptcy proceeding, the Company believes it would be required to apply Fresh Start reporting under which its assets and liabilities would be recorded at their then fair values. This would result in a significant write-down of the Company’s long-lived assets.

      Intangible assets with definite useful lives consisted of the following components (dollars in thousands):

	March 31, 2002			December 31, 2001

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value

Acquired technology	$141,541	$(64,873)	$76,668	$141,541	$(56,027)	$85,514
Customer lists	135,053	(98,964)	36,089	124,873	(80,845)	44,028
Other	35,409	(22,654)	12,755	48,731	(24,869)	23,862

Total intangible assets	$312,003	$(186,491)	$125,512	$315,145	$(161,741)	$153,404

Fixed wireless licenses	$997,942	$(58,339)	$939,603	$997,942	$(50,397)	$947,545

      The Company amortizes its intangible assets with definite useful lives on a straight-line basis over useful lives that range from three to five years. Fixed wireless licenses are amortized over their estimated useful life of 20 years on a straight-line basis. Amortization expense related to these intangible assets and fixed wireless licenses for the quarters ended March 31, 2002 and 2001 was $26.3 million and $27.8 million, respectively, and $120.6 million for the year ended December 31, 2001.

5.  OPERATING SEGMENTS

      The Company classifies its products and services revenues offered by its communications services segment into voice services, data services, integrated voice and data services, and other services (dollars in thousands):

	Three Months Ended
	March 31,

	2002	2001

Voice services	$168,300	$131,099
Data services	135,761	142,209
Integrated voice and data services	28,810	3,589
Other services	534	410

Total revenue	$333,405	$277,307

6.  COMPREHENSIVE LOSS

      Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments on European operations. The following table reflects the Company’s calculation of comprehensive loss for the three months ended March 31, 2002 and 2001 (dollars in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net loss applicable to common shares	$(2,198,480)	$(482,552)
Other comprehensive income (loss):
Net unrealized gains (losses) and foreign currency translation adjustments	(8,522)	5,554

Comprehensive loss	$(2,207,002)	$(476,998)

7.  COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

      The Company, members of its board of directors, and the Forstmann Little Investors and/or Télefonos de México S.A. de C.V. have been named as party defendants in a number of lawsuits filed that purport to be class actions brought on behalf of XO’s stockholders. Some of these suits are filed in the United States Federal Court for the Eastern District of Virginia, and others in the state courts of New York and Delaware. The federal actions contain various allegations of federal securities law violations by the Company and certain directors relating to certain financial disclosures during the year 2001. The state court actions, and some of the federal actions, allege that the members of the Company’s board of directors breached certain fiduciary duties in connection with the proposed investments by the Forstmann Little Investors and Telmex, and that the Forstmann Little Investors and Telmex aided and abetted the directors with respect to such alleged breaches. The Company believes these claims are without merit and intends to vigorously contest these suits by appropriate proceedings. However due to the early stage of the proceedings and inherent uncertainties in litigation, the Company is unable to predict the ultimate outcome with any certainty. The Stock Purchase Agreement provides that one of the conditions to the Investors’ obligations to complete the investment is that all lawsuits pending or threatened against the Company and the Investors and their affiliates relating to matters specified in the Stock Purchase Agreement, other than those brought in the ordinary course of business, must be resolved to the satisfaction of the Investors in their sole discretion. Consequently, satisfactory resolution of the purported class action suits is a condition to complete the investment under the Stock Purchase Agreement.

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

          Senior Secured Credit Facility

      As disclosed in the 2001 Annual Report, in conjunction with its Proposed Recapitalization, the Company stopped making all scheduled interest payments due under the terms of its unsecured notes effective December 1, 2001. The failure to make these interest payments triggered cross-default provisions under the Facility. In addition, as of December 31, 2001 and March 31, 2002, the Company was in breach of the respective covenants in the Facility relating to the Company’s fourth quarter 2001 and first quarter 2002 minimum revenues. XO has continued to pay interest with respect to the outstanding borrowings under the Facility.

      On December 14, 2001, XO Parent and all guarantors under the Facility entered into a Forbearance Agreement with the lenders under the Facility in which the lenders agreed not to exercise their remedies under the Facility with respect to cross-defaults and the defaults described above. The lenders’ obligations to forebear expired on April 15, 2002. At that time, the lenders indicated to XO that they did not intend to take any additional action with respect to the enforcement of their rights under the Facility, so long as satisfactory progress on the recapitalization continued to be made. There can be no assurance that the lenders will not seek to enforce their rights under the Facility.

     Going Concern

      The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s independent accountants, Arthur Andersen LLP, issued a going concern opinion modification in its report on the Company’s financial statements for the year ended December 31, 2001. The Company has incurred recurring operating losses and negative cash flows from operating activities and XO Parent has defaulted on its debt obligations. These financial issues raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon a number of factors including, but not limited to, completion of the Proposed Recapitalization and the infusion of a significant amount of capital, customer and employee retention, and the Company’s continued ability to provide high quality services. There can be no assurance that the negotiations with respect to the Icahn or stand alone recapitalization proposals will lead to an agreement, or that, failing such an agreement, that the transactions contemplated by the Stock Purchase Agreement or any alternative transaction will lead to a viable recapitalization plan. If the Proposed Recapitalization is not completed, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery its secured and unsecured creditors would receive in such a liquidation. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We provide a comprehensive array of data and voice communications services. Our data services include Internet access, private data networking, including dedicated transmission capacity on our networks, virtual private network services and Ethernet services, and hosting services. Our voice services include bundled local and long distance, interactive voice response and shared tenant services. We also combine many of these services in flat rate service packages.

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

Proposed Recapitalization

      As described in our annual report on Form 10-K for the year ended December 31, 2001, which we filed with the Securities and Exchange Commission on March 29, 2002 and refer to as the 2001 annual report, in light of conditions in the capital markets and its funding needs, XO took a number of steps during 2001 to conserve cash on hand by reducing its operating expenses, reducing its debt service and preferred security dividend payments and reducing its capital expansion plans. Conditions in the capital markets for telecommunications companies continued to deteriorate, and, in late 2001, XO determined that, in light of the substantial declines in market valuation suffered by telecommunications service providers throughout its industry in 2001, it would be unable to obtain the additional funding needed to conduct its business plan without a significant balance sheet recapitalization.

      In furtherance of these plans:

•	In October 2001, we retained Houlihan Lokey Howard & Zukin Capital as our outside financial advisor to assist in exploring a variety of investment and deleveraging alternatives and, beginning in November 2001, Houlihan Lokey contacted over fifty potential investors, both strategic and financial, in an effort to raise new capital.

•	In November 2001, XO Parent determined not to continue to make cash interest and dividend payments on its unsecured debt obligations and preferred stock from and after December 1, 2001.

•	In January 2002, we entered into a Stock Purchase Agreement with two investment partnerships affiliated with Forstmann Little & Co., Forstmann Little & Co. Equity Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., and Télefonos de México S.A. de C.V., which we refer to as the Stock Purchase Agreement, that provides for a new capital investment in XO Parent, subject to the satisfaction of a number of conditions, including the resolution of certain pending litigation, receipt of regulatory approvals and the completion of a substantial balance sheet recapitalization (we refer to the Forstmann Little & Co. investment partnerships and Télefonos de México S.A. de C.V. collectively as the Investors).

•	In March 2002, an informal committee of holders of XO Parent’s senior unsecured notes rejected various proposals made by the Investors with respect to the recapitalization of XO Parent’s balance sheet contemplated by the Stock Purchase Agreement, and, at that time and subsequently, as described below, the informal committee presented XO with preliminary proposals for new capital advanced by certain holders of XO Parent’s senior unsecured notes, including an affiliate of Mr. Carl Icahn, which proposals also contemplated a substantial balance sheet recapitalization.

•	We determined that, to implement the balance sheet recapitalization required by either the Stock Purchase Agreement or the noteholder proposals, XO Parent would need to commence a voluntary bankruptcy proceeding and seek approval of a related plan of reorganization that would eliminate its outstanding equity and much of its outstanding debt, and result in a less than full recovery for its outstanding senior unsecured notes.

•	On March 22, 2002, Mr. Icahn, through his Chelonian Corp. affiliate, which we refer to as the Icahn Group submitted a draft term sheet to us with respect to a recapitalization proposal, which was revised on April 1, 2002 and by subsequent discussions. The Icahn Group holds a substantial amount of XO senior notes, and represented to us that their proposal had the support of other holders of substantial amounts of senior notes. We have engaged in negotiations relating to this proposal regarding a potential investment of $550 million in cash and a related corporate reorganization that would result in the Icahn Group owning a 55% ownership interest in the business and assets currently operated by the Company, in addition to the equity to be received in respect of their senior notes. The Icahn proposal contemplates modifications to our $1 billion senior secured credit facility, including longer maturities and the extension of prepayment dates, as well as changes in a number of financial and operational covenants. These or any other modifications to the credit facility would require the agreement of the secured lenders under our credit facility, which agreement has not been obtained with respect to the Icahn Group proposal.

•	We are also considering a “standalone” business plan in the event that third-party equity financing transactions are not available. In that event, certain of the secured lenders under our credit facility have indicated a willingness to consider conversion of a substantial portion of the loans under the facility into non- cash-pay securities, including equity. A business plan for this scenario is still under development, but the plans currently being evaluated by us contemplate an equity rights offering to unsecured creditors and existing equity holders, to be “backstopped” by senior secured loan or equity purchase commitments from investors, who may include one or more secured lenders under our credit facility. These plans also contemplate possible additional secured loans from one or more secured lenders under our credit facility or other parties. The equity rights offering and the related “backstop” commitments would be structured to provide us with adequate funding to support the implementation of the standalone business plan. The development and implementation of any standalone business plan would require the support and approval of a number of constituencies, including the secured lenders under our credit facility, which has not yet been obtained.

      We are actively engaged in discussions with our various creditor constituencies and other interested parties and their advisors with the goal of reaching agreements necessary to expeditiously complete a recapitalization transaction that results in XO having adequate funding for its business, significantly reduced debt and a strengthened overall balance sheet. We refer to such a recapitalization, whether completed pursuant to the transactions contemplated by the Stock Purchase Agreement, the proposal from the Icahn Group, the standalone business plan or an alternative transaction, as the proposed recapitalization. Currently, there are no definitive agreements relating to any proposed investment and any related balance sheet recapitalization other than the Stock Purchase Agreement. There can be no assurance that current negotiations with the Icahn Group or with respect to a standalone business plan will lead to agreement, or that, failing such an agreement, the transactions contemplated by the Stock Purchase Agreement or any alternative transaction will lead to a viable recapitalization plan.

      If, as anticipated, our proposed recapitalization is completed and implemented through a voluntary chapter 11 bankruptcy proceeding and the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in that proceeding, we will be subject to the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Under this guidance and the current terms of the investment proposals, we believe we would qualify for and implement “Fresh Start” reporting upon emergence from bankruptcy, which would establish a new basis of accounting for the reorganized company.

Results of Operations

      Operating results for any period are not necessarily indicative of results for any future period.

          Operating Data

      The table below provides a summary of the key operating metrics we use to assess our operational performance:

	As of March 31,
			%	As of Dec. 31,	%
	2002	2001	Change	2001	Change

Operating data (a):
Route miles (b)	23,472	22,416	4.7%	22,398	4.8%
Fiber miles (c)	1,204,427	1,042,902	15.5%	1,141,084	5.6%
On-net buildings (d)	2,388	2,090	14.3%	2,379	0.4%
Voice grade equivalents (in thousands) (e)	20,932	14,867	40.8%	21,155	(1.1%)
Customers (f)	100,844	91,722	9.9%	100,049	0.8%
Average revenue per customer (g)	$1,044	$941	10.9%	$1,066	(2.1%)
Employees	5,975	7,425	(19.5%)	6,712	(11.0%)

We define certain business metrics used above as follows:

(a)	Operating data — Except as noted below, the operating data for all periods presented include the statistics of the Las Vegas network for which we obtained control in June 2001 and in which we have a 90% equity interest as of March 31, 2002.

(b)	Route miles — The number of operational miles of the telecommunications path in which XO-owned or controlled fiber optic cables are installed. These include metro and inter-city miles and exclude wavelength capacity.

(c)	Fiber miles — The number of route miles, per (b) above, multiplied by our estimate of the number of fibers along that path.

(d)	On-net buildings — Buildings connected to our networks either by XO-owned or controlled cable or LMDS antenna.

(e)	Voice grade equivalents — Voice grade equivalents, or VGEs, is a digital broadband equivalent of 64 kilobits per second, known as DS-0 level, the standard capacity of a voice grade line, and measures the network utilization of both our voice and data services.

(f)	Customers — The number of revenue-generating invoices as of the current period. This statistic excludes Europe as well as consumer dial up and shared hosting accounts. The March 2001 information excludes customers serviced over our network in the Las Vegas market.

(g)	Average revenue per customer — Represents average monthly revenue for the quarter divided by the average monthly customers for the quarter. This calculation excludes both the associated revenue and customer counts for Europe, as well as consumer dial-up and shared hosting accounts. The March 2001 information excludes customers serviced over our network in the Las Vegas market.

Comparison of Financial Results

          Three Months Ended March 31, 2002 versus Three Months Ended March 31, 2001

      All of the discussions of our expectations with respect to future periods below, particularly with respect to revenue and operating expenses, are predicated on the assumption that a recapitalization will be effectuated in the near term, and should therefore be read as qualified by all of the substantial uncertainties surrounding any such transaction, as well as uncertainties with respect to general economic conditions and the telecommunications industry.

      Revenue. Total revenue in the first quarter of 2002 increased 20.2% to $333.4 million from $277.3 million in the first quarter of 2001. The revenue growth is primarily due to an increase in the number of customers and average monthly revenue per customer. The growth in our customer base was largely due to our penetration of existing markets, and expansion into new markets in mid-2001. The growth in average monthly revenue per customer was primarily due to the expansion of our service offerings and our emphasis on selling to larger business customers.

      Revenue for the first quarter of 2002 declined slightly, when compared with revenue for the fourth quarter of 2001 of $343.0 million, primarily as a result of our February 2002 sale of our European operations, and, to a lesser extent, customer bankruptcies and disconnects. We believe that total revenue in the near term may remain flat or continue to decrease slightly due to the impact of the weakened economy and the perceived uncertainties in the market regarding our proposed recapitalization.

      Revenue was earned from providing the following services (dollars in thousands):

	Three Months Ended March 31,

	2002	% of Revenue	2001	% of Revenue	% Change

Voice services	$168,300	50.5%	$131,099	47.3%	28.4%
Data services	135,761	40.7%	142,209	51.3%	(4.5%)
Integrated voice and data	28,810	8.6%	3,589	1.3%	702.7%
Other services	534	0.2%	410	0.1%	30.2%

Total revenue	$333,405	100.0%	$277,307	100.0%	20.2%

      Voice services revenue includes revenue from bundled local and long distance voice services, prepaid calling card processing, and other voice communications based services, including shared tenant services, interactive voice response services and stand-alone long distance services. Voice services revenue in the first quarter of 2002 increased to $168.3 million from $131.1 million in the first quarter of 2001. The increase was primarily due to the growth in the number of our voice services customers and our targeting of larger business customers. We expect that the rate of growth of voice services revenue will slow in the near term.

      Data services revenue includes revenue from Internet access, network access and applications hosting services. Data services revenue in the first quarter of 2002 decreased to $135.8 million from $142.2 million in the first quarter of 2001. The decrease is primarily attributable to the February 2002 sale of our European operations, customer bankruptcies and new customers choosing our integrated voice and data services products. In the near term, we expect data services revenue to decline in absolute dollars, and as a percentage of total revenue.

      Integrated voice and data services revenue is generated largely from our XOptions product, a flat-rate bundled package offering a combination of voice and data services, which was added to our product portfolio in the fourth quarter of 2000. Integrated voice and data services revenue in the first quarter of

2002 increased to $28.8 million from $3.6 million in the first quarter of 2001. The increase is primarily attributable to the success of our XOptions service offering. We expect that the rate of growth of integrated voice and data services revenue will slow in the near term.

      Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,

	2002	% of Revenue	2001	% of Revenue	% Change

Costs and expenses:
Cost of service	$140,367	42.1%	$114,894	41.4%	22.2%
Selling, operating and general	205,250	61.6%	239,526	86.4%	(14.3%)
Recapitalization	976	0.3%	—	—	NM
Stock-based compensation	9,095	2.7%	9,311	3.4%	(2.3%)
Depreciation and amortization	161,356	48.4%	271,824	98.0%	(40.6%)

Total	$517,044		$635,555		(18.6%)

*	NM — Not Meaningful

     Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. Cost of service in the first quarter of 2002 increased to $140.4 million from $114.9 million in the first quarter of 2001, due to the corresponding increase in total revenue. Cost of service for the first quarter of 2002 increased as a percentage of revenue as compared to the first quarter of 2001 due to the increase in voice services revenue as a percentage or our total revenue, which generally carry lower margins. Cost of service as a percentage of revenue for the fourth quarter of 2001 was 44.2%. The improvement from the previous quarter is primarily due to cost savings from transferring traffic from leased facilities onto facilities that are owned or controlled by XO. We expect cost of service as a percentage of revenue to remain relatively flat in the near term.

      Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, and general corporate office functions. Selling, operating and general expense in the first quarter of 2002 decreased to $205.3 million from $239.5 million in the first quarter of 2001. The majority of the period-over-period decrease was due to continued efficiencies generated by the centralization of many functions, cost reduction initiatives that included head count reductions, and the February 2002 sale of our European operations. Selling, operating and general expenses were $230.8 million in the fourth quarter of 2001. In the near term, we expect selling, operating and general expense to continue to decrease .

      Recapitalization. Recapitalization includes certain professional fees directly related to our possible plans to file a voluntary bankruptcy petition in order to complete the objectives as discussed in “Proposed Recapitalization.”

      Stock-based compensation. Stock-based compensation expense represents non-cash charges recorded in connection with the grant of compensatory stock options and restricted stock grants to employees whose compensation is included in selling, operating and general expense. Compensation expense is recognized over the vesting periods of compensatory stock options and restricted stock based on the excess of the fair value of the common stock at the date of grant (determined by reference to the market price on that date) over the exercise price of the option. Stock-based compensation in the first quarter of 2002 decreased to $9.1 million from $9.3 million in the first quarter of 2001. Stock-based compensation for the first quarter of 2002 was consistent as a percentage of revenue and in absolute dollars compared to the comparable period last year. Assuming we complete our proposed recapitalization and implement Fresh Start reporting, we would eliminate the carrying value of deferred compensation and the related stock-

based compensation expense. Post recapitalization, stock-based compensation expense would relate only to new grants of compensatory stock options and restricted stock, if any.

      Depreciation and amortization. We have constructed and continue to construct integrated end-to-end facilities-based networks in the United States, consisting of metro fiber networks and fixed wireless connections. Our net property and equipment increased to $3,633.4 million as of March 31, 2002 versus $3,361.6 million as of March 31, 2001. As we launched and expanded services in new and existing markets, more assets were placed into service, which caused depreciation expense to increase to $135.1 million in the first quarter of 2001 from $95.2 million in the first quarter of 2000. Assuming we complete our proposed recapitalization and implement Fresh Start reporting, we would adjust the carrying value of our property and equipment to their estimated fair values which are significantly lower than historical costs due to competitive market conditions and technological advancements. Accordingly, depreciation expense may decrease significantly.

      Amortization expense includes the amortization of goodwill, fixed wireless licenses and other intangible assets. Amortization in the first quarter of 2002 decreased to $26.3 million from $176.6 million in the first quarter of 2001. The significant decrease is primarily due to our implementation of Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002, which required us to cease amortization of our goodwill. Goodwill amortization expense for the first quarter of 2001 was $148.9 million. Additionally, assuming we complete our proposed recapitalization and implement Fresh Start reporting, we would significantly reduce the carrying value of our fixed wireless licenses and other intangible assets to their estimated fair values. Accordingly, amortization expense may decrease further if we adopt Fresh Start reporting.

      Interest income. Interest income in the first quarter of 2002 decreased to $5.5 million from $35.1 million in the first quarter of 2001. The decrease in interest income corresponds to the decrease in our average cash and marketable securities balances and a reduction in interest rates.

      Interest expense, net. Interest expense, net increased to $120.7 million in the first quarter of 2002 from $118.6 million in the first quarter of 2001. We have continued to accrue interest expense on all of our outstanding debt, even though we ceased making cash interest payments on our unsecured debt obligations in December 2001. Interest expense, net remained flat from the first quarter of 2001 to the first quarter of 2002 as the impact of increased borrowings under our senior secured credit facility throughout 2001 was offset by the impact of our repurchases of certain of our senior notes in the third and fourth quarters of 2001 and a reduction in interest rates. Under our proposed recapitalization, our long-term debt would decrease significantly, which would result in a substantial reduction in our interest expense.

      Other loss, net. Other loss, net in the first quarter of 2002 decreased to $0.2 million from $1.8 million in the first quarter of 2001. Other loss, net in the first quarter of 2002 was consistent as compared to the first quarter of 2001.

      Net loss before cumulative effect of accounting change. Net loss before cumulative effect of accounting change in the first quarter of 2002 decreased to $299.0 million from $443.5 million in the first quarter of 2001 due to the foregoing factors.

      Cumulative effect of accounting change for goodwill impairment. We performed the newly required impairment tests of goodwill as required by SFAS No. 142 as of January 1, 2002. Based on these tests, and as indicated in our 2001 annual report, we recorded a $1,876.6 million impairment charge to write-off of all of our goodwill as a cumulative effect of accounting change.

      Net loss. Net loss in the first quarter of 2002 increased to $2,175.7 million from $443.5 million in the first quarter of 2001 due to the foregoing factors.

      Preferred stock dividends and the accretion of the preferred stock redemption obligation, net. We have continued to accrue dividends on all of our outstanding preferred stock, even though we ceased making cash dividend payments in December 2001. Preferred stock dividends and the accretion of the preferred stock redemption in the first quarter of 2002 decreased to $22.8 million from $39.0 million in the first quarter of 2001 due to our repurchases of certain preferred stock in the third quarter of 2001.

      Net loss applicable to common shares. Net loss applicable to common shares in the first quarter of 2002 increased to $2,198.5 million from $482.6 million in the first quarter of 2001 due to the foregoing factors.

Other Operating Data

      EBITDA. EBITDA is not a measure under generally accepted accounting principle but rather a measure employed by management to view operating results adjusted for major non-cash and unusual or infrequent items. EBITDA, as defined by XO, represents loss from operations adjusted for: stock-based compensation, depreciation and amortization, and recapitalization expenses. The table below summarizes EBITDA, both in amount and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,

	2002		2001

	Amount	% of Revenue	Amount	% of Revenue

EBITDA	$(12,212)	(3.7%)	$(77,113)	(27.8%)

      EBITDA has improved as a percentage of revenue and in absolute dollars for the three months ending March 31, 2002, due to revenue growth and the decrease in selling, operating and general expenses as a percentage of revenue as discussed above. As we improve the efficiency of our cost structure, if revenues stay flat, we expect to continue to reduce our EBITDA loss.

Liquidity and Capital Resources

      Our goal is to provide our customers complete, integrated, end-to-end voice and data network applications and services primarily through networks that we own or control. Initially, this strategy has increased our operating losses by requiring us to incur significant costs and to make substantial capital investments before we realize related revenue. Consequently, our business is capital-intensive and, as such, has required substantial capital and will require additional capital investment to bring our operations to profitability on a company-wide basis. To date, we have primarily funded these requirements through private and public equity and debt offerings and loan facilities. We will continue to incur negative cash flows from operating and investing activities, unless and until we are able to establish an adequate customer base.

  Recapitalization Overview

      As described in the 2001 annual report, in light of conditions in the capital markets and its funding needs, XO took a number of steps during 2001 to conserve cash on hand by reducing its operating expenses, reducing its debt service and preferred security dividend payments and reducing its capital expansion plans. Conditions in the capital markets for telecommunications companies continued to deteriorate, and, in late 2001, XO determined that, in light of the substantial declines in market valuation suffered by telecommunications service providers throughout its industry in 2001, it would be unable to obtain the additional funding needed to conduct its business plan without a significant balance sheet recapitalization.

      In furtherance of these plans:

•	In October 2001, we retained Houlihan Lokey Howard & Zukin Capital as our outside financial advisor to assist in exploring a variety of investment and deleveraging alternatives and, beginning in November 2001, Houlihan Lokey contacted over fifty potential investors, both strategic and financial, in an effort to raise new capital.

•	In November 2001, XO Parent determined not to continue to make cash interest and dividend payments on its unsecured debt obligations and preferred stock from and after December 1, 2001.

•	In January 2002, we entered into the Stock Purchase Agreement, which provides for a new capital investment in XO Parent, subject to the satisfaction of a number of conditions, including the resolution of certain pending litigation, receipt of regulatory approvals and the completion of a substantial balance sheet recapitalization.

•	In March 2002, an informal committee of holders of XO Parent’s senior unsecured notes rejected various proposals made by the Investors with respect to the recapitalization of XO Parent’s balance sheet contemplated by the Stock Purchase Agreement, and, at that time and subsequently, as described below, the informal committee presented XO with preliminary proposals for new capital advanced by certain holders of XO Parent’s senior unsecured notes, including an affiliate of Mr. Carl Icahn, which proposals also contemplated a substantial balance sheet recapitalization.

•	We determined that, to implement the balance sheet recapitalization required by either the Stock Purchase Agreement or the noteholder proposals, XO Parent would need to commence a voluntary bankruptcy proceeding and seek approval of a related plan of reorganization that would eliminate its outstanding equity and much of its outstanding debt, and result in a less than full recovery for its outstanding senior unsecured notes.

•	On March 22, 2002, the Icahn Group submitted a draft term sheet to us with respect to a recapitalization proposal, which was revised on April 1, 2002 and by subsequent discussions. The Icahn Group holds a substantial amount of XO senior notes, and represented to us that their proposal had the support of other holders of substantial amounts of senior notes. We have engaged in negotiations relating to this proposal regarding a potential investment of $550 million in cash and a related corporate reorganization that would result in the Icahn Group owning a 55% ownership interest in the business and assets currently operated by the Company, in addition to the equity to be received in respect of their senior notes. The Icahn proposal contemplates modifications to our $1 billion senior secured credit facility, including longer maturities and the extension of prepayment dates, as well as changes in a number of financial and operational covenants. These or any other modifications to the credit facility would require the agreement of the secured lenders under our credit facility, which agreement has not been obtained with respect to the Icahn Group proposal.

•	We are also considering a “standalone” business plan in the event that third-party equity financing transactions are not available. In that event, certain of the secured lenders under our credit facility have indicated a willingness to consider conversion of a substantial portion of the loans under the facility into non- cash-pay securities, including equity. A business plan for this scenario is still under development, but the plans currently being evaluated by us contemplate an equity rights offering to unsecured creditors and existing equity holders, to be “backstopped” by senior secured loan or equity purchase commitments from investors, who may include one or more secured lenders under our credit facility. These plans also contemplate possible additional secured loans from one or more secured lenders under our credit facility or other parties. The equity rights offering and the related “backstop” commitments would be structured to provide us with adequate funding to support the implementation of the standalone business plan. The development and implementation of any standalone business plan would require the support and approval of a number of constituencies, including the secured lenders under our credit facility, which has not yet been obtained.

      We are actively engaged in discussions with our various creditor constituencies and other interested parties and their advisors with the goal of reaching agreements necessary to expeditiously complete the proposed recapitalization. Currently, there are no definitive agreements relating to any proposed investment and any related balance sheet recapitalization other than the Stock Purchase Agreement. There can be no assurance that current negotiations with the Icahn Group or with respect to a standalone business plan will lead to agreement, or that, failing such an agreement, the transactions contemplated by the Stock Purchase Agreement or any alternative transaction will lead to a viable recapitalization plan.

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

      We anticipate that the completion of our proposed recapitalization will require the support of many of our creditors, as well as satisfaction or waiver of the conditions to such transactions. If the recapitalization is completed through a chapter 11 bankruptcy proceeding, any proposed plan of reorganization would also be subject to confirmation by the bankruptcy court after it has been voted on by certain creditors whose interests would be impaired by the plan, including the lenders under our credit facility and holders of our senior notes, and satisfaction or waiver of certain conditions. Satisfaction of certain of the conditions under the Stock Purchase Agreement are either out of our control or must be satisfied in the Investors’ sole discretion.

      If, as anticipated, our proposed recapitalization is completed and implemented through a voluntary chapter 11 bankruptcy proceeding and the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in that proceeding, we will be subject to the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Under this guidance and the current terms of the investment proposals, we believe we would qualify for and implement “Fresh Start” reporting upon emergence from bankruptcy, which would establish a new basis of accounting for a reorganized company.

          Liquidity Assessment

      We continue to focus on minimizing our cash burn rate and preserving cash and marketable securities and have reduced the rate at which we use cash. This was accomplished by:

•	the implementation of a series of expense reduction and cash conservation initiatives that have resulted in a reduction in total selling, operating and general expenses to $205.3 million for the first quarter of 2002, compared to $230.8 million in the fourth quarter of 2001 and improvement in our gross margins to 57.9% for the first quarter of 2002 from 55.8% in the fourth quarter of 2001;

•	a reduction in our capital requirements due to the completion of significant nonrecurring projects;

•	our decision to stop making cash interest and dividend payments due under the terms of XO Parent’s unsecured notes and preferred stock in conjunction with our recapitalization efforts.

      These reductions in cash use were partially offset by the slight decrease in revenues for the first quarter of 2002 compared to revenues for the fourth quarter of 2001. Assuming only slight decreases in revenues in the near term, continued ability to control uses of cash and continued nonpayment of cash interest and dividend amounts during the proposed recapitalization process, we estimate that our $589.0 million of cash and marketable securities on hand as of March 31, 2002 will be sufficient to fund our current operations through the completion and implementation of the proposed recapitalization.

      No assurance can be given that our creditors will support our proposed recapitalization, or that, if the proposed recapitalization is implemented through consummation of a plan of reorganization pursuant to a bankruptcy proceeding, parties entitled to vote will vote in favor of the proposed plan of reorganization or that the plan of reorganization will be confirmed by the bankruptcy court, or will not be subsequently modified. There can be no assurance that the negotiations with respect to the Icahn or stand alone recapitalization proposals will lead to an agreement, or that failing such an agreement, that the transactions contemplated by the Stock Purchase Agreement or any alternative transaction will lead to a viable recapitalization plan. If the process for implementing such a plan is delayed, we may experience difficulty in retaining customers which could, in turn, result in more significant revenue declines that would adversely impact our liquidity and reduce the time period for which our existing cash and marketable securities would fund our operations. If the proposed recapitalization is not completed, and if we are not able to develop and implement a feasible alternative recapitalization transaction, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery our secured and unsecured creditors would receive in such a liquidation.

      XO’s consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent accountants, Arthur Andersen LLP, issued a going concern opinion modification in their report on our financial statements for the year ended December 31, 2001. As discussed in our 2001 Annual Report, we have defaulted on our debt obligations and have incurred recurring operating losses and negative cash flows from operating activities, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon a number of factors including, but not limited to, completion of the proposed recapitalization and an infusion of a significant amount of capital, customer and employee retention, and our continued ability to provide high quality services. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Forward-looking and Cautionary Statements

      Some statements and information contained in this prospectus and in the documents incorporated by reference into this prospectus are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	results of operations in future periods, including expectations regarding revenue trends, including those across various product lines, and cost and expense trends, including our ability to control costs and improve efficiencies;

•	product and service development, including the development and deployment of data products and services based on IP, Ethernet and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	network development, including those with respect to IP network and facilities development and deployment, switches using next generation switching technology, broadband fixed wireless technology, testing and installation, high speed technologies such as DSL, and matters relevant to our metro and inter-city networks; and

•	liquidity and financial resources, and with respect to our proposed recapitalization, the transactions contemplated by the Stock Purchase Agreement, the proposal from the Icahn Group, the standalone business plan or any alternative investment and related recapitalization transaction.

      All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the above in the “Liquidity Assessment” discussion and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002, including, but not limited to:

•	the effect of the proposed recapitalization on our operations and the risks and uncertainties regarding the implementation of the recapitalization and any related transactions;

•	general economic conditions in the geographic areas that we are targeting for communications services;

•	the ability to achieve and maintain market penetration and average per customer revenue levels sufficient to provide financial viability to our business;

•	access to sufficient debt or equity capital to meet our operating and financing needs;

•	the quality and price of similar or comparable communications services offered, or to be offered, by our current or future competitors; and

•	future telecommunications-related legislation or regulatory actions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      We had $4,144.9 million in fixed rate debt, $1.0 billion in variable rate debt and $1,786.0 million in fixed rate redeemable preferred stock as of March 31, 2002. Our $1.0 billion senior secured credit facility has variable rates at which interest accrues. Variable rate debt subjects us to cash flow exposure resulting from changes in interest rates. Our existing obligations relating to our outstanding redeemable preferred stock, senior notes, and subordinated notes do not have significant cash flow exposure to changing interest rates as the interest and dividend rates of these securities are fixed. The fair values of these financial instruments would normally be subject to interest rate risk. If our proposed recapitalization is completed, all of our outstanding senior and subordinated notes and preferred stock would either be exchanged for consideration consisting of cash and/or equity interests of recapitalized XO Parent, or be terminated. We expect that the consideration to be paid in the exchange for such notes would be substantially below the carrying value of the securities. Therefore, we believe that the fair value of these financial obligations will almost entirely be dependent on the terms and conditions of the proposed recapitalization, rather than changes in interest rates, and that interest rate risk associated with these obligations is not material.

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

      There have been no material changes in our exposure to market risk since December 31, 2001. We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      We, members of our board of directors, and the Forstmann Little & Co. investment partnerships that are parties to the Stock Purchase Agreement and/or Télefonos de México S.A. de C.V. have been named as party defendants in a number of lawsuits filed that purport to be class action suits brought on behalf of XO’s stockholders. Some of these suits are filed in the United States Federal Court for the Eastern District of Virginia, and others in state courts of New York and Delaware. The federal actions contain various allegations of federal securities law violations by XO and certain directors relating to certain financial disclosures during the year 2001. The state court actions, and some of the federal actions, allege that the members of our board of directors breached certain fiduciary duties in connection with the proposed investments by the Forstmann Little Investors and Telmex, and such Forstmann Little investment partnerships and Telmex aided and abetted the directors with respect to such alleged breaches. We believe these claims are without merit and intend to vigorously contest these suits by appropriate proceedings. The Stock Purchase Agreement provides that one of the conditions to the Investors’ obligations to complete the investment is that all lawsuits pending or threatened against us and our affiliates and the Investors and their affiliates relating to matters specified in the Stock Purchase Agreement, other than those brought in the ordinary course of our business, must be resolved to the satisfaction of the Investors in their sole discretion. Consequently, satisfactory resolution of the purported class action suits is a condition to the obligations of the Investors to complete the investment. XO is not currently a party to any other legal proceedings, other than regulatory and other proceedings that are in the normal course of business.

Item 2.  Changes in Securities and Use of Proceeds

      The initial public offering, or IPO, of our Class A common stock closed in October 1997, pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-32001) that become effective on September 26, 1997. The net proceeds we received from the offering totaled approximately $226.8 million. As of March 31, 2002, proceeds from the IPO remain available for future network build out and other general corporate purposes. We have raised additional funding from debt and additional equity offerings in 1998, 1999, 2000 and 2001. The proceeds from these more recent offerings were applied first in funding the expansion of our network and other working capital requirements.

Item 3.  Defaults Upon Senior Securities

      As discussed above, in conjunction with our plan to recapitalize our balance sheet, we ceased making interest and dividend payments due under the terms of XO Parent’s senior unsecured notes and preferred stock effective December 1, 2001. The failure to make these interest payments triggered the default provisions of the indentures relating to the cross-default provisions of our senior secured credit facility and the indentures under which all other senior notes of XO Parent were issued.

      As of March 31, 2002, we had failed to make interest payments of $79.6 million in the aggregate with respect to the following senior unsecured notes of XO Parent: 10 1/2% Senior Notes due December 1, 2009; 10 3/4% Senior Notes due June 1, 2009; 9% Senior Notes due March 15, 2008; 12 3/4% Senior Notes due December 15, 2007; 12 1/2% Senior Notes due April 15, 2006; and 5 3/4% Convertible Subordinated Notes due January 15, 2009 (collectively, the “Payment Default Notes”). Consequently, the failure to make these interest payments has triggered the default provisions of the indentures relating to the Payment Default Notes and the cross-default provisions of our senior secured credit facility and the indentures under which all other senior notes of XO Parent were issued, which include: 12 1/8% Senior Discount Notes due December 1, 2009; 9 5/8% Senior Notes due October 1, 2007; 12 1/4% Senior Discount Notes due June 1, 2009; 9.45% Senior Discount Notes due April 15, 2008; and 10 3/4% Senior Notes due November 15, 2008. In addition, as of December 31, 2001 and March 31, 2002, we were in breach of the respective covenants in the senior secured credit facility relating to our fourth quarter 2001 and first quarter 2002 minimum revenues. None of the defaults under the credit facility have been waived by the lenders thereunder. We, however, have continued to pay interest with respect to the outstanding borrowings under our senior secured credit facility.

      In addition, during December 2001 and in the first quarter of 2002, we failed to make dividend payments under the terms of certain of XO Parent’s series of redeemable preferred stock that, by their terms, require the payment of dividends in cash during such periods. As of March 31, 2002, XO Parent had failed to make cash dividend payments of $13.4 million in the aggregate with respect to the following series of preferred stock: 6 1/2% Series B cumulative convertible preferred stock, Series C cumulative convertible participating preferred stock, Series D convertible participating preferred stock, Series G cumulative convertible participating preferred stock, and Series H convertible participating preferred stock. The terms of all other series of preferred stock required payment of dividends in the form of additional shares of the applicable series of preferred stock.

      We do not intend to make interest or dividend payments to cure these defaults, and the lenders, noteholders and preferred stock holders have not issued waivers related to these defaults.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

      (b) Reports on Form 8-K

      Current Report on Form 8-K dated January 16, 2002, reporting under Item 5 the execution of the Stock Purchase Agreement with investment funds affiliated with Forstmann Little & Co. and Télefonos de México S.A. de C.V., the execution of the Forebearance Agreement with the lenders under its secured credit facility and that XO Communications, Inc. had been named as a party defendant in a number of lawsuits filed in the federal court in Eastern District of Virginia and in New York state courts.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: May 14, 2002

By:	/s/ WAYNE M. REHBERGER

Wayne M. Rehberger Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)