Form 10-Q
period 2002-06-30
XO COMMUNICATIONS INC
filed 2002-08-14
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ____.

As of August 1, 2002, the number of shares of Class A and Class B common stock of XO Communications, Inc. issued and outstanding was 337,813,235 and 104,423,158, respectively.

XO Communications, Inc. and Subsidiaries
Index to Form 10-Q

Page

Part I. Financial Information
Item 1. XO Communications, Inc. and Subsidiaries Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001	2
Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2002 and 2001	3
Notes to Condensed Consolidated Financial Statements	4 - 15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 30
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Part II. Other Information
Item 1. Legal Proceedings	31
Item 2. Changes in Securities and Use of Proceeds	31
Item 3. Defaults Upon Securities	31 - 32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits and Reports on Form 8-K	32
Signatures	33

i

PART I. FINANCIAL STATEMENTS
    Item 1. Financial Statements

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except for share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$328,052	$246,189
Marketable securities	207,889	508,978
Accounts receivable, net of allowance for doubtful accounts of $42,674 and $32,492, respectively	168,124	216,753
Other current assets	92,832	85,137
Pledged securities	14,072	16,623

Total current assets	810,969	1,073,680
Property and equipment, net	3,528,991	3,742,577
Fixed wireless licenses, net	930,449	947,545
Goodwill, net	—	1,876,626
Other intangibles, net	102,779	153,404
Other assets, net	65,575	136,633

Total assets	$5,438,763	$7,930,465

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities not subject to compromise:
Accounts payable	$70,737	$156,488
Accrued liabilities	263,294	341,094
Accrued interest payable	—	114,882
Long-term debt in default	—	5,109,503

Current liabilities not subject to compromise	334,031	5,721,967
Current liabilities subject to compromise	5,488,625	—

Total current liabilities	5,822,656	5,721,967
Long-term liabilities not subject to compromise	77,925	129,092
Long-term liabilities subject to compromise	8,553	—

Total liabilities	5,909,134	5,851,059
Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized: 7,856,918 and 7,857,612 shares issued and outstanding on June 30, 2002 and December 31, 2001, respectively; aggregate liquidation preference of $1,693,293 and $1,693,328 on June 30, 2002 and December 31, 2001, respectively:

Subject to compromise	1,708,316	—
Not subject to compromise	—	1,781,990
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock, par value $0.02 per share, stated at amounts paid in Class A, 1,000,000,000 shares authorized: 337,813,237 and 337,774,204 shares issued and outstanding on June 30, 2002 and December 31, 2001, respectively; Class B, 120,000,000 shares authorized: 104,423,158 shares issued and outstanding on June 30, 2002 and December 31, 2001	4,628,138	4,628,509
Deferred compensation	(19,442)	(37,428)
Accumulated other comprehensive income	2,018	10,406
Accumulated deficit	(6,789,401)	(4,304,071)

Total stockholders’ (deficit) equity	(2,178,687)	297,416

Total liabilities and stockholders’ (deficit) equity	$5,438,763	$7,930,465

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$325,480	$306,779	$658,885	$584,086
Costs and expenses:
Cost of service	134,346	122,942	274,713	237,836
Selling, operating, and general (excludes stock-based compensation)	188,253	254,569	393,503	494,095
Reorganization	69,170	—	70,146	—
Restructuring	2,918	—	2,918	—
Stock-based compensation	8,891	9,316	17,986	18,627
Depreciation and amortization	167,843	282,370	329,199	554,194

Total costs and expenses	571,421	669,197	1,088,465	1,304,752

Loss from operations	(245,941)	(362,418)	(429,580)	(720,666)
Interest income	4,225	21,771	9,765	56,879
Interest expense, net (contractual interest was $121,512 and $241,115 for the three and six months ended June 30, 2002)	(104,419)	(115,841)	(225,145)	(234,432)
Other income (loss), net	2	(4,628)	(200)	(6,408)

Net loss before cumulative effect of accounting change	(346,133)	(461,116)	(645,160)	(904,627)
Cumulative effect of accounting change	—	—	(1,876,626)	—

Net loss	(346,133)	(461,116)	(2,521,786)	(904,627)
Recognition of preferred stock modification fee – reorganization item	81,516	—	81,516	—
Other preferred stock reorganization items, net	(2,813)	—	(2,813)	—
Preferred stock dividends and accretion of preferred stock redemption obligation, net (contractual dividend was $24,603 and $49,022 for the three and six months ended June 30, 2002)	(19,421)	(39,606)	(42,247)	(78,647)

Net loss applicable to common shares	$(286,851)	$(500,722)	$(2,485,330)	$(983,274)

Net loss per common share, basic and diluted:
Net loss before cumulative effect of accounting change	$(0.78)	$(1.21)	$(1.46)	$(2.41)
Cumulative effect of accounting change	—	—	(4.24)	—

Net loss	(0.78)	(1.21)	(5.70)	(2.41)
Recognition of preferred stock modification fee – reorganization item	0.18	—	0.18	—
Other preferred stock reorganization items, net	(0.01)	—	(0.01)	—
Preferred stock dividends and accretion of preferred stock redemption obligation, net	(0.04)	(0.11)	(0.09)	(0.21)

Net loss per common share, basic and diluted	$(0.65)	$(1.32)	$(5.62)	$(2.62)

Weighted average shares, basic and diluted	442,219,619	380,300,361	442,212,843	374,712,398

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(2,521,786)	$(904,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash reorganization and restructuring items	57,189	—
Depreciation and amortization	329,199	554,194
Stock-based compensation	17,986	18,627
Cumulative effect of accounting change	1,876,626	—
Accretion of interest on senior unsecured notes	—	66,170
Net losses on investments	—	3,937
Changes in assets and liabilities:
Accounts receivable	42,617	(16,934)
Other assets	(17,845)	(64,728)
Other liabilities subject to compromise	197,572	—
Other liabilities not subject to compromise	(45,733)	31,788

Net cash used in operating activities	(64,175)	(311,573)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(149,467)	(1,030,928)
Purchases of marketable securities	(15,786)	(1,532,677)
Sales of marketable securities	317,643	2,030,693
Investments in unconsolidated affiliates	—	(2,545)
Prepayment for network assets	—	(120,800)
Proceeds from sale of equity investments	—	14,771

Net cash provided by (used in) investing activities	152,390	(641,486)
FINANCING ACTIVITIES:
Borrowings under senior secured credit facility	—	237,500
Proceeds from equity investment	—	248,657
Proceeds from issuance of subordinated convertible notes	—	517,500
Proceeds from issuance of common stock under employee benefit plans	—	25,689
Repayments of capital leases and other obligations	(5,096)	(28,266)
Dividends paid on convertible preferred stock	—	(26,890)
Costs incurred in connection with financing activities	—	(14,200)

Net cash (used in) provided by financing activities	(5,096)	959,990
Effect of exchange rate changes on cash	(1,256)	(4,959)

Net increase in cash and cash equivalents	81,863	1,972
Cash and cash equivalents, beginning of period	246,189	493,004

Cash and cash equivalents, end of period	$328,052	$494,976

SUPPLEMENTAL DATA:
Non-cash financing and investing activities:
Redeemable preferred stock dividends paid and accrued, payable in shares of redeemable preferred stock	$45,683	$39,588
Cash paid for interest	$30,452	$172,437

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
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

     As further discussed in note 2, on June 17, 2002 (the “Petition Date”), XO Parent filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Accordingly, the accompanying condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”) and on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. The Company conducts its operations through direct and indirect subsidiaries of XO Parent. While XO Parent is in the reorganization process, the subsidiaries are expected to continue to operate in the ordinary course of business, as they are not directly involved with the Chapter 11 proceedings.

     The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements), which, in the opinion of management, are necessary for a fair presentation of the results for interim periods. Operating results for the three and six month periods ended June 30, 2002 are not indicative of the results that may be expected for the year ending December 31, 2002.

     Consummation of a plan of reorganization confirmed by the Bankruptcy Court will likely materially change the amounts and classifications reported in the accompanying condensed consolidated financial statements, and the XO Parent stand alone financial statements included in note 2. Based on the current terms of XO Parent’s plan of reorganization discussed in note 2, the Company believes it would qualify for and be required to implement the “Fresh Start” accounting provisions of SOP 90-7 upon emergence from bankruptcy, which would establish a “fair value” basis for the carrying value of the assets and liabilities for reorganized XO. The Company expects that the implementation of Fresh Start accounting would result in a substantial reduction in the carrying value of the Company’s long-lived assets, including property and equipment, fixed wireless licenses, other intangible assets and other noncurrent assets.

Reporting Format

     Certain items related to prior periods have been reclassified to conform to the 2002 reporting format.

2.     REORGANIZATION

Background

     Bankruptcy Proceeding

     Concurrent with the Chapter 11 filing, XO Parent filed a proposed plan of reorganization (the “Plan of Reorganization”) with the Bankruptcy Court that includes two alternative reorganization scenarios, either of which would result in a substantial reorganization and restructuring of XO Parent’s balance sheet.

On July 26, 2002, XO Parent commenced solicitation of its creditors to obtain the approvals needed to confirm and ultimately implement the Plan of Reorganization. The Bankruptcy Court has established August 26, 2002 as the date for the hearing at which XO Parent expects to seek Bankruptcy Court confirmation of the Plan of Reorganization.

     The first of the two reorganization alternatives included in the Plan of Reorganization would implement the transactions contemplated by the Stock Purchase Agreement, dated January 15, 2002 (the “Stock Purchase Agreement”), with XO Parent and two investment partnerships affiliated with Forstmann Little & Co., Forstmann Little & Co. Equity Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., and Télefonos de México S.A. de C.V. (collectively the “Investors”), that provides for $800.0 million of new capital to be invested in XO Parent in exchange for approximately 80% of the initial outstanding common stock in reorganized XO (the “Forstmann Little/Telmex Investment”). This reorganization alternative under the Plan of Reorganization also contemplates that the loans outstanding under XO Parent’s $1.0 billion senior secured credit facility (the “Facility”) would be reinstated with specific modifications and that holders of XO Parent’s senior unsecured notes and general unsecured creditors would collectively receive 18% of the initial outstanding equity in reorganized XO and $200.0 million in cash. Lenders representing more than a majority of the loans outstanding under the Facility support the reorganization alternative contemplated by the Forstmann Little/Telmex Investment and have executed a Bank Plan Support Agreement, which requires them, subject to certain conditions, to vote in favor of a plan implementing its terms. In addition, the Official Committee of Unsecured Creditors appointed in XO Parent’s bankruptcy case (the “Creditors Committee”) has informed the Bankruptcy Court that it will support the reorganization alternative in the Plan of Reorganization that implements the Forstmann Little/Telmex Investment and will recommend that holders of XO Parent’s senior unsecured notes and general unsecured creditors of XO Parent vote to accept that alternative.

     Although the terms of the Forstmann Little/Telmex Investment remain in full force and effect at this time, its consummation remains subject to the satisfaction of a number of conditions and could be terminated if certain conditions are not satisfied by September 15, 2002, other than the conditions related to the receipt of regulatory approvals, including, without limitation:

•	that all pending or threatened litigation (other than ordinary course litigation) against XO Parent, the Investors or their respective officers and directors shall have been resolved in a manner satisfactory to each Investor in their sole discretion;

•	that, as of the closing date of the Forstmann Little/Telmex Investment, there shall not have been a material adverse change in the Company’s business, operations, assets, financial condition, prospects or results of operations;

•	that the Plan of Reorganization and the related confirmation order shall be reasonably acceptable to the Investors;

•	that all required regulatory approvals shall have been obtained within the times specified by the Stock Purchase Agreement;

•	that the amended Facility contemplated by the Plan of Reorganization shall be reasonably acceptable to the Investors;

•	that XO shall not have entered into a written agreement with respect to an alternative proposal, including the second reorganization alternative described below that would implement a stand-alone reorganization; and

•	that XO shall have adopted a business plan that is reasonably acceptable to the Investors.

     The Investors have informed XO Parent that they believe that it is “virtually impossible” that the conditions to the Forstmann Little/Telmex Investment will ever be satisfied, have advised XO Parent that they will not waive any of the conditions to their obligations under the Stock Purchase Agreement, and have asked XO Parent to consider terminating the agreement. Some of the reasons given by the Investors for their position are listed in the “Risks and Uncertainties” section in Management’s Discussion and Analysis.

     The Investors have also asserted that they may currently be entitled to terminate the Stock Purchase Agreement and claim a break-up fee as a result of actions taken by XO Parent with respect to the stand-alone contingency alternative included in the Plan of Reorganization discussed below. Nonetheless, the Investors have not terminated or purported to terminate the Stock Purchase Agreement.

     XO Parent does not believe that the Investors have a right to terminate the Stock Purchase Agreement at this time and, although not free from doubt, XO Parent believes that the conditions to the Investors’ obligations under the agreement can be timely satisfied. Nevertheless, XO cannot be certain that all such conditions will be deemed satisfied or that the Investors will not otherwise attempt to terminate the Stock Purchase Agreement because of the Investors’ prior statements regarding the likelihood that the transaction contemplated by the agreement will close. Consequently, the Plan of Reorganization also includes a stand-alone contingency alternative (the “Stand-Alone Reorganization”) that XO Parent would seek to implement if the Forstmann Little/Telmex Investment is not consummated, unless a superior alternative is presented.

     XO has not entered into any written agreements with respect to the Stand-Alone Reorganization alternative, in part because the Stock Purchase Agreement provides that, if the Company enters into a written agreement with respect to an alternative proposal, the Investors would have the right to terminate the Stock Purchase Agreement. The Company believes, however, that the Stand-Alone Reorganization will have the support of both the informal steering committee of lenders under the Facility (the “Senior Lenders Committee”) and the Creditors Committee.

     Under the Stand-Alone Reorganization alternative, the $1.0 billion of principal outstanding under the Facility plus accrued interest would be converted into:

•	either 95% or 100% of the outstanding equity of reorganized XO, depending on the support garnered by the holders of senior unsecured notes and general unsecured creditors of XO Parent, as discussed below; and

•	$500.0 million in principal amount of junior secured loans with no interest payments required by reorganized XO until it achieves specified financial targets.

In addition:

•	nontransferable rights to purchase $200.0 million (subject to increase in certain events) of reorganized XO’s common stock, at a per share price equal to the implied equity value in the Stand-Alone Reorganization alternative, would be granted to holders of XO Parent’s senior unsecured notes, and, if not fully subscribed by the holders of senior unsecured notes, to holders of XO Parent’s subordinated convertible notes and preferred and common stock and XO Parent’s general unsecured creditors, or

•	to the extent such rights are not exercised, reorganized XO would be permitted to obtain a senior secured exit facility of up to $200.0 million.

     In addition, if the Stand-Alone Reorganization alternative garners sufficient support from holders of XO Parent’s senior unsecured notes and XO Parent’s general unsecured creditors in the Plan of Reorganization confirmation process, such note holders and general unsecured creditors would collectively receive, among other consideration:

•	5% of the initial outstanding common equity in reorganized XO; and

•	three series of warrants exercisable over a seven year period, which would include:

•	warrants to purchase up to 10% of the common equity of reorganized XO at an exercise price equal to 125% of reorganized XO’s implied equity value in the Stand-Alone Reorganization;

•	warrants to purchase up to 7 1/2% of the common equity of reorganized XO at an exercise price equal to 150% of the implied equity value in the Stand-Alone Reorganization; and

•	warrants to purchase up to 7 1/2% of the common equity of reorganized XO at an exercise price equal to 200% of the implied equity value in the Stand-Alone Reorganization.

     Regardless of which alternative under the Plan of Reorganization is completed, all equity interests in XO Parent, including its class A common stock, will be cancelled and discharged and the holders of such equity securities will not receive any distribution. XO Parent believes that this outcome is also likely to occur even if a new alternative plan of reorganization is proposed and subsequently confirmed by the Bankruptcy Court and implemented by XO Parent. Under the Stand-Alone Restructuring alternative, the current holders of common stock may be allowed to participate in the $200.0 million rights offering discussed above.

     As a consequence of the bankruptcy petition, all pending claims and litigation against XO Parent are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from XO Parent. In addition, pursuant to Section 365 of the Bankruptcy Code, XO Parent may reject or assume pre-petition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process. The Creditors Committee has been formed to represent all unsecured creditors, including all holders of XO Parent’s senior unsecured notes and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court.

XO Parent Stand-Alone Financial Statements

     In accordance with SOP 90-7, stand-alone financial statements of XO Parent are presented below. Such financial statements have been prepared using standards consistent with the Company’s condensed consolidated financial statements without eliminating intercompany transactions (dollars in thousands).

XO Communications, Inc.
(XO Parent)
Debtor in Possession
Stand-Alone Balance Sheet
As of June 30, 2002
(Unaudited)

ASSETS
Current assets:
Pledged securities	$13,822
Other current assets	70,740

Total current assets	84,562
Property and equipment, net	71,037
Fixed wireless licenses, net	67,039
Other intangibles, net	99,368
Notes receivable from subsidiaries, net	8,378,314
Other assets, net	53,493

Total assets	$8,753,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise	$65,826
Debt and accrued interest payable to subsidiary subject to compromise	620,389
Current liabilities subject to compromise	5,488,625

Total current liabilities	6,174,840
Long-term liabilities not subject to compromise	61,426
Long-term liabilities subject to compromise	8,553

Total liabilities	6,244,819
Redeemable preferred stock held by and payable to a subsidiary subject to compromise	514,640
Redeemable preferred stock subject to compromise	1,708,316
Commitments and contingencies
Stockholders’ equity:
Common stock	4,628,138
Deferred compensation	(19,090)
Accumulated deficit	(4,323,010)

Total stockholders’ equity	286,038

Total liabilities and stockholders’ equity	$8,753,813

XO Communications, Inc.
(XO Parent)
Debtor in Possession
Stand-Alone Statement of Operations
For the Period From the Petition Date of June 17, 2002 through June 30, 2002
(Unaudited)

Revenue	$—
Costs and expenses:
Selling, operating, and general (excludes stock-based compensation)	6,015
Reorganization	69,170
Stock-based compensation	1,411
Depreciation and amortization	3,461

Total costs and expenses	80,057
Loss from operations	(80,057)
Interest income on notes receivable from subsidiaries	30,555
Interest expense	(2,706)

Net loss	(52,208)
Recognition of preferred stock modification fee-reorganization item	81,516
Other preferred stock reorganization items, net	(2,813)

Net income applicable to common shares	$26,495

XO Communications, Inc.
(XO Parent)
Debtor in Possession
Stand-Alone Statement of Cash Flows
For the Period From the Petition Date of June 17, 2002 through June 30, 2002
(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(52,208)
Adjustments for noncash items:
Depreciation and amortization	3,461
Reorganization	69,170
Stock-based compensation	1,411
Interest income on notes receivable from subsidiaries	(30,555)
Interest expense	2,706
Changes in assets and liabilities:
Notes receivable from subsidiaries, net	6,015

Net cash used in operating activities	—
Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of the period	—

Cash and cash equivalents, end of period	$—

Accounting Impact of Bankruptcy Filing

     Liabilities subject to compromise refer to the liabilities of XO Parent incurred prior to the Petition Date that are with unrelated parties (other than those that are payable to a subsidiary in the XO Parent Stand-Alone Balance Sheet above). In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed on prepetition claims in the Chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan of Reorganization, or other events. XO Parent submitted a motion with the Bankruptcy Court rejecting operating lease agreements with a total commitment of approximately $54.8 million. Other obligations of the Company’s subsidiaries that are not subject to compromise have retained their historical balance sheet classifications and amounts. Liabilities subject to compromise consisted of the following as of June 30, 2002 (dollars in thousands):

Long-term debt in default	$5,165,718
Accrued interest and preferred stock dividends	297,981
Prepetition accounts payable	20,419
Capital lease obligations	13,060

Total liabilities subject to compromise	5,497,178
Less: long-term capital lease obligations subject to compromise	(8,553)

Current liabilities subject to compromise	$5,488,625

     In order to record its debt instruments at the amount expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Petition Date, XO Parent wrote off all debt issuance costs, discounts and purchase accounting adjustments (collectively the “Deferred Financing Fees”) related to debt as a component of reorganization expense. Reorganization expense also includes deferred professional fees associated with the Plan of Reorganization that were written off as of the Petition Date and fees for bankruptcy services. Reorganization expenses for the three and six month periods ended June 30, 2002 consisted of the following (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Deferred Financing Fees	$56,270	$56,270
Professional fees	12,900	13,876

Total reorganization expense	$69,170	$70,146

     XO Parent is required to accrue interest expense during the Chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. As only the Facility will have any principal recovery pursuant to the Plan of Reorganization, XO Parent recognized interest expense subsequent to the Petition Date only with respect to the loans under the Facility.

     In accordance with SOP 90-7, XO Parent is required to record its preferred stock at the amount expected to be allowed by the Bankruptcy Court. Accordingly, as of the Petition Date, XO Parent recognized a deferred modification fee of $81.5 million. XO Parent also wrote off all issuance costs and recognized purchase accounting adjustments related to its preferred stock totaling $11.7 million and $8.9 million, respectively, which amounts are included in other preferred stock reorganization items, net. In addition, the Company stopped accruing preferred stock dividends subsequent to the Petition Date.

3. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which revises the accounting for purchased goodwill and intangible assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but must be tested for impairment annually or more frequently if an event indicates that the asset might be impaired. This impairment test under SFAS No. 142 is based on fair values determined by using market prices, current prices for similar assets and liabilities, or a discounted cash flow methodology. Intangible assets with definite useful lives continue to be amortized over their useful lives.

     As described in greater detail in the 2001 Annual Report, SFAS No. 142 requires that the initial impairment analysis of goodwill be completed by June 30, 2002. The Company performed the required impairment tests of goodwill as of January 1, 2002, and during the first quarter of 2002 recorded a $1,876.6 million adjustment as a cumulative effect of accounting change to write-off all of its goodwill. The pro forma impact on net loss before cumulative effect of accounting change for the three and six months ended June 30, 2002 and 2001 compared to the actual results for those same periods is as follows (dollars in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net loss before cumulative effect of accounting change	$(346,133)	$(461,116)	$(645,160)	$(904,627)
Goodwill amortization	—	149,888	—	298,741

Adjusted net loss before cumulative effect of accounting change	$(346,133)	$(311,228)	$(645,160)	$(605,886)

Net loss per common share before cumulative effect of accounting change, basic and diluted:
Reported net loss before cumulative effect of accounting change	$(0.78)	$(1.21)	$(1.46)	$(2.41)
Goodwill amortization	—	0.39	—	0.80

Adjusted net loss per common share before cumulative effect of accounting change, basic and diluted	$(0.78)	$(0.82)	$(1.46)	$(1.61)

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

     The Company believes that no impairment existed under SFAS No. 144 as of June 30, 2002. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change. In addition, as discussed in note 2, if the

Plan of Reorganization, or any similar plan of reorganization is implemented, the Company believes it would be required to apply Fresh Start accounting upon emergence from bankruptcy under which its assets and liabilities would be recorded at their then fair values resulting in a significant write-down of the Company’s long-lived assets.

     Intangible assets with definite useful lives consisted of the following components (dollars in thousands):

	June 30, 2002			December 31, 2001

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value

Acquired technology	$136,028	$(73,719)	$62,309	$141,541	$(56,027)	$85,514
Customer lists	123,744	(94,605)	29,139	124,873	(80,845)	44,028
Other	35,420	(24,089)	11,331	48,731	(24,869)	23,862

Total intangible assets	$295,192	$(192,413)	$102,779	$315,145	$(161,741)	$153,404

Fixed wireless licenses	$997,942	$(67,493)	$930,449	$997,942	$(50,397)	$947,545

     The Company amortizes its intangible assets with definite useful lives on a straight-line basis over their useful lives that range from three to five years. Fixed wireless licenses are amortized over their estimated useful life of 20 years on a straight-line basis. Amortization expense related to these intangible assets and fixed wireless licenses for the three and six months ended June 30, 2002 was $26.4 million and $52.7 million, respectively, and $28.0 million and $55.8 million for the three and six months ended June 30, 2001, respectively. Amortization expense related to these intangible assets and fixed wireless licenses for the year ended December 31, 2001 was $120.6 million.

     As of June 30, 2002, the Company had approximately $1,232.3 million of long-lived assets, including construction-in-progress and certain fixed wireless licenses that are not currently ready for their intended use and accordingly, are not currently being depreciated or amortized.

5. RESTRUCTURING CHARGES

     During the second half of 2001, the Company implemented a plan to restructure certain of its business operations. The restructuring plan included reducing the Company’s discretionary spending, capital expenditures and workforce based on its assessment of current and future market conditions. In the second quarter of 2002, the Company continued to restructure its operations and reduced its workforce by approximately 350 additional employees, the majority of which were employed in the network operations group, and recorded a $2.9 million restructuring charge related to involuntary termination severance liabilities. These employees were notified of their termination of employment in the second quarter of 2002 and the employment of the majority of the notified employees was terminated by June 30, 2002.

     As of June 30, 2002, the remaining restructuring accrual was $90.2 million, which relates primarily to payments due to landlords on exited leased facilities. The restructuring accrual has decreased from $125.8 million as of December 31, 2001 due to payments associated with exited lease facilities.

6. OPERATING SEGMENTS

     The Company operates its business as one communications segment. The Company classifies its products and services revenues offered by its communications services segment into voice services, data services, integrated voice and data services, and other services (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Voice services	$174,893	$147,742	$343,193	$278,841
Data services	118,630	148,978	254,391	291,187
Integrated voice and data services	31,529	8,539	60,339	12,128
Other services	428	1,520	962	1,930

Total revenue	$325,480	$306,779	$658,885	$584,086

7. COMPREHENSIVE LOSS

     Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments from the Company’s European operations, which was sold in February 2002. The following table reflects the Company’s calculation of comprehensive loss for the three and six months ended June 30, 2002 and 2001 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net loss applicable to common shares	$(286,851)	$(500,722)	$(2,485,330)	$(983,274)
Other comprehensive gains (loss):
Net unrealized gains (losses) and foreign currency translation adjustments	134	8,925	(8,388)	14,479

Comprehensive loss	$(286,717)	$(491,797)	$(2,493,718)	$(968,795)

8. NEW ACCOUNTING PRONOUNCEMENT

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that costs associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, although earlier adoption is allowed.

9. RELATED PARTY TRANSACTIONS

     The Company provides telecommunications services to Nextel Communications, Inc. (“Nextel”) and purchases various administrative services from Nextel. For the year ended December 31, 2001 and the six-month period ending June 30, 2002, the Company recognized revenue of $27.6 million and $37.2 million, respectivelly, of which $12.4 million remained outstanding at June 30, 2002. Payments to Nextel during the year ended December 31, 2001 and six-month period ending June 30, 2002 totaled $6.2 million and $1.5 million, respectively. In addition, the Company provides certain telecommunications services to McLeodUSA (“McLeod”), and also purchases similar services from McLeod. For the year ended December 31, 2001 and the six-month period ending June 30, 2002, the Company recognized revenue of $7.1 million and $0.2 million, respectively. Payments to McLeod for the year ended December 31, 2001 and the six-month period ending June 30, 2002 totaled $8.4 million and $1.0 million, respectively.

10. COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

     The Company, members of its board of directors, and the Investors had been named as party defendants in a number of lawsuits filed that purported to be class actions brought on behalf of XO’s stockholders. Some of these suits were filed in the United States Federal Court for the Eastern District of Virginia. The federal actions contained various allegations of federal securities law violations by the Company and certain directors relating to certain financial disclosures during the year 2001, and breaches of certain fiduciary duties by certain directors of the Company in connection with the proposed investments by the Investors, and that the Investors aided and abetted the directors with respect to such alleged breaches. In May 2002, the federal court dismissed all of the claims based on alleged securities law violations with prejudice and dismissed the breach of fiduciary duty claims without prejudice.

     In addition, state court lawsuits filed in New York and Delaware allege that the members of the Company’s board of directors breached certain fiduciary duties in connection with the proposed investments by the Investors, and that the Investors aided and abetted the directors with respect to such alleged breaches. In July 2002, the Company entered into a settlement agreement pursuant to which the plaintiff class would dismiss and release all claims and causes of action in exchange for one of the following: (1) if the Forstmann/Telmex Investment closes, the Senior Secured Lenders will fund the settlement out of interest payments due to them under the Facility or (2) if the Forstmann/Telmex Investment does not close, the plaintiff class would share in any recovery received by the Company from the Investors through a lawsuit or settlement of any litigation for breach of the Stock Purchase Agreement. The settlement is subject to bankruptcy and state court approvals.

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

     Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk exist primarily in its trade receivables. Although the Company’s trade receivables are geographically dispersed and include customers in many different industries, a portion of the Company’s revenue is generated from services provided to other telecommunications service providers. Several of these companies have recently filed for protection under Chapter 11 of the Bankruptcy Code. The Company believes that its established valuation and credit allowances are adequate as of June 30, 2002 to cover these risks.

     Going Concern

     The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s independent accountants as of December 31, 2001, Arthur Andersen LLP, issued a going concern opinion modification in its report on the Company’s financial statements for the year ended December 31, 2001. The Company had incurred recurring operating losses and negative cash flows from operating activities and XO Parent had defaulted on its debt obligations. These financial issues raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon a number of factors including, but not limited to, the Bankruptcy’s Court approval of, and the Company’s implementation of the Plan of Reorganization, customer and employee retention, and the Company’s continued ability to provide high quality services. If the Plan of Reorganization is not approved and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery its secured and unsecured creditors would receive in such a liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company was forced to liquidate.

11. SUBSEQUENT EVENTS

     Intercity Network Agreement

     On August 8, 2002, the Company entered into a Master Agreement with Level 3 Communications, Inc., (“Level 3”) which will amend various agreements related to XO’s acquisition of fiber networks in the United States from Level 3 and the recurring maintenance thereon. Effective as of the closing, which is subject to, among other things, Bankruptcy Court and regulatory approvals, Level 3 will reduce the operating and maintenance fees as well as expected fiber relocation charges from approximately $17 million annually to a fixed rate of $5.0 million per year beginning January 1, 2003, over the remaining term of the initial agreement. In exchange for this reduction and certain other concessions, the Company will surrender its indefeasible right to use the empty conduit and 6 of the 24 fibers previously acquired from Level 3. Other provisions of the agreement stipulate the conditions and price under which XO can lease segments of the conduit that is returned to Level 3, terms and conditions of credits that can be applied to future services by both companies, and Level 3 conveying certain metro conduit to XO. With respect to the transaction, we expect to record a non-cash loss, currently estimated at approximately $300.0 million, in the second half of 2002. Either party may terminate the Master Agreement in the event that the contemplated transactions do not close by February 28, 2003.

     Prepaid Calling Card Tax Matter

     On July 26, 2002, the Company was advised by the staff of the Securities and Exchange Commission that it was conducting an informal inquiry relating to the Company’s obligations with respect to, and its accrual of liabilities for, specified federal excise and state sales tax and similar tax obligations arising in connection with prepaid calling card services. Sales generated by the Company from prepaid calling card services that are potentially subject to these taxes accounted for approximately $56 million of the Company’s total revenues from 1999, when the Company began providing these services, through June 30, 2002. On August 8, 2002, the Company responded to the SEC’s request for information. The Company believes that its accounting for these potential tax obligations is appropriate and that its accruals of liabilities relating to these obligations is adequate.

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

     To develop these networks, we have assembled a collection of metro and inter-city network assets in the United States, substantially all of which we own or control, making us a facilities-based carrier. These network assets incorporate state-of-the-art fiber optic cable, dedicated wavelengths and transmission equipment and fixed wireless spectrum and equipment capable of carrying high volumes of data, voice, video and Internet traffic. We operate 37 metro broadband fiber optic networks in 22 states and the District of Columbia, including 25 of the 30 largest metropolitan areas in the U.S. We have constructed or acquired many of these metro networks, which consist of up to 432 strands of fiber optic cable and, in some cases, additional empty fiber conduits. For our inter-city network, we have acquired dedicated, high-capacity wavelengths on fiber optic cables, onto which we have deployed our own switching, routing and optical equipment, thereby giving us greater control over the transmission of voice and data information. We also hold indefeasible exclusive rights to use additional facilities, including unlit fiber optic strands, on the routes served by our inter-city networks.

     The Chapter 11 proceedings discussed below have not disrupted our ability to operate our networks or provide our services to new and existing customers, but they have had an impact on our ability to maintain historical revenue growth levels.

Proposed Reorganization

     Bankruptcy Proceeding

     On June 17, 2002, or the Petition Date, XO Communications, Inc., the holding company that owns and operates our more than 60 operating subsidiaries, and which we refer to as XO Parent, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court, as part of the balance sheet recapitalization process that we commenced in November 2001. Concurrent with the Chapter 11 filing, XO Parent filed a proposed plan of reorganization, which we refer to as the Plan of Reorganization, with the Bankruptcy Court that includes two alternative restructuring scenarios, either of which is intended to result in a substantial reorganization and recapitalization of XO Parent’s balance sheet. On July 26, 2002, XO Parent commenced solicitation of its creditors to obtain the approvals needed to confirm and ultimately implement the Plan of Reorganization. The Bankruptcy Court has established August 26, 2002 as the date for the hearing at which XO Parent expects to seek Bankruptcy Court confirmation of the Plan of Reorganization.

     The first of the two reorganization alternatives in the Plan of Reorganization would implement the transactions contemplated by the Stock Purchase Agreement, dated January 15, 2002, with XO Parent, and two investment partnerships affiliated with Forstmann Little & Co., Forstmann Little & Co. Equity Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., and Télefonos de México S.A. de C.V. We refer to the Forstmann Little & Co. investment partnerships and Télefonos de México S.A. de C.V. collectively as the Investors. This reorganization alternative provides for $800.0 million in new capital to be invested in XO Parent in exchange for approximately 80% of the initial outstanding common stock in reorganized XO. We refer to this investment and the related transactions as the Forstmann Little/Telmex Investment. The Forstmann Little/Telmex Investment also contemplates that the loans outstanding under XO Parent’s $1.0 billion senior secured credit facility, which we refer to as the Facility, would be reinstated with specified modifications and that the holders of XO Parent’s senior unsecured notes and general unsecured creditors would collectively receive 18% of the initial outstanding equity in reorganized XO and $200 million in cash. Lenders representing more than a majority of the loans outstanding under the Facility support the reorganization alternative contemplated by the Forstmann Little/Telmex Investment and have executed a Bank Plan Support Agreement, which requires them, subject to certain conditions, to vote in favor of a plan implementing its terms. In addition, the Official Committee of Unsecured Creditors appointed in XO Parent’s bankruptcy case, which we refer to as the Creditors Committee, has informed the Bankruptcy Court that it will support the reorganization alternative in the Plan of Reorganization that implements the Forstmann Little/Telmex Investment and will recommend that holders of XO Parent’s senior unsecured notes and general unsecured creditors of XO Parent vote to accept that alternative.

     Although the terms of the Forstmann Little/Telmex Investment remain in full force and effect at this time, its consummation remains subject to the satisfaction of a number of conditions, and could be terminated if certain conditions are not satisfied by September 15, 2002, other than the conditions related to the receipt of regulatory approvals, including without limitation:

•	that all pending or threatened litigation (other than ordinary course litigation) against XO Parent, the Investors or their respective officers and directors shall be resolved in a manner satisfactory to each Investor in their sole discretion;

•	that, as of the closing date of the Forstmann Little/Telmex Investment, there shall not have been a material adverse change in the Company’s business, operations, assets, financial condition, prospects or results of operations;

•	that the Plan of Reorganization and the related confirmation order shall be reasonably acceptable to the Investors;

•	that all required regulatory approvals shall have been obtained within the times specified by the Stock Purchase Agreement;

•	that the amended Facility contemplated by the Plan of Reorganization shall be reasonably acceptable to the Investors;

•	that XO shall not have entered into a written agreement with respect to an alternative proposal, including the second reorganization alternative described below that would implement a stand-alone reorganization; and

•	that XO shall have adopted a business plan that is reasonably acceptable to the Investors.

     The Investors have informed XO Parent that they believe that it is “virtually impossible” that the conditions to the Forstmann Little/Telmex Investment will ever be satisfied, have advised XO Parent that they will not waive any of the conditions to their obligations under the Stock Purchase Agreement applicable at the time of closing and have asked XO Parent to consider terminating the agreement. Some of the reasons given by the Investors for their position are listed under the heading “Risks and Uncertainties” below.

     The Investors have also asserted that they may currently be entitled to terminate the Stock Purchase Agreement and claim a break-up fee as a result of actions taken by XO Parent with respect to the stand-alone contingency alternative included in the Plan of Reorganization discussed below. Nonetheless, the Investors have not terminated or purported to terminate the Stock Purchase Agreement.

     We do not believe that the Investors have a right to terminate the Stock Purchase Agreement at this time, and, although not free from doubt, we believe that the conditions to the Investors’ obligations under the agreement can be satisfied. Nevertheless, we cannot be certain that all such conditions will be deemed satisfied or that the Investors will not otherwise attempt to terminate the Stock Purchase Agreement because of the Investor’s prior statements regarding the likelihood that the transaction contemplated by the agreement will close. Consequently, the Plan of Reorganization also includes a stand-alone contingency alternative, which we refer to as the Stand-Alone Reorganization, that we would seek to implement only if the Forstmann Little/Telmex Investment is not consummated, unless a superior alternative is presented.

     We have not entered into any written agreements with respect to the Stand-Alone Reorganization, in part because the Stock Purchase Agreement provides that, if we enter into a written agreement with respect to an alternative proposal, the Investors would have the right to terminate the Stock Purchase Agreement. We believe, however, that the Stand-Alone Reorganization will have the support of both the informal steering committee of lenders under the Facility, which we refer to as the Senior Lenders Committee and the Creditors Committee.

     Under the Stand-Alone Reorganization alternative, the $1 billion in principal outstanding under the Facility plus accrued interest would be converted into:

•	either 95% or 100% of the outstanding equity of reorganized XO, depending on the support garnered by the holders of senior unsecured notes and general unsecured creditors of XO Parent, as discussed below; and

•	$500.0 million in principal amount of junior secured loans with no interest payments required by reorganized XO until it achieves specified financial targets.

     In addition:

•	nontransferable rights to purchase $200.0 million (subject to increase in certain events) of reorganized XO’s common stock, at a per share price equal to the implied equity value in the Stand-Alone Reorganization alternative, would be granted to holders of XO Parent’s senior unsecured notes, and if not fully subscribed by the holders of senior unsecured notes, to holders of XO Parent’s subordinated convertible notes and preferred and common stock and to XO Parent’s general unsecured creditors; or

•	to the extent such rights are not exercised, reorganized XO would be permitted to obtain a senior secured exit facility of up to $200.0 million.

     In addition, if the Stand-Alone Reorganization alternative garners sufficient support of holders of XO Parent’s senior unsecured notes and XO Parent’s general unsecured creditors in the Plan of Reorganization confirmation process, such note holders and creditors would collectively receive, among other consideration:

•	5% of the initial outstanding common equity in reorganized XO; and

•	three series of warrants exercisable over a seven year period, which would include:

•	warrants to purchase up to 10% of the common equity of reorganized XO at an exercise price equal to 125% of reorganized XO’s implied equity value in the Stand-Alone Reorganization;

•	warrants to purchase up to 7 1/2% of the common equity of reorganized XO at an exercise price equal to 150% of the implied equity value in the Stand-Alone Reorganization; and

•	warrants to purchase up to 7 1/2% of the common equity of reorganized XO at an exercise price equal to 200% of the implied equity value in the Stand-Alone Reorganization.

     Regardless of which alternative under the Plan of Reorganization is completed, all equity interests in XO Parent, including its class A common stock, will be cancelled and discharged and the holders of such equity securities will not receive any distribution. XO Parent believes that this outcome is also likely to occur even if a new alternative plan of reorganization is proposed and subsequently confirmed by the Bankruptcy Court and implemented by XO Parent. Under the Stand-Alone Plan, the current holders of common stock may be allowed to participate in the $200.0 million rights offering discussed above.

     As a consequence of the bankruptcy petition, all pending claims and litigation against XO Parent are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from XO Parent. In addition, pursuant to Section 365 of the Bankruptcy Code, XO Parent may reject or assume pre-petition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases, may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process. The Creditors Committee has been formed to represent all unsecured creditors including all holders of XO Parent’s unsecured notes and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before it by the Bankruptcy Court.

     Due to XO Parent’s Chapter 11 filing, our financial statements have been prepared in accordance with AICPA Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” hereinafter referred to as SOP 90-7. As such, the financial statements for the periods presented distinguish transactions and events that are directly associated with our reorganization from our ongoing operations. We conduct our operations through direct and indirect subsidiaries of XO Parent. While XO Parent is in the reorganization process under Chapter 11 of the Bankruptcy Code, our subsidiaries are expected to continue to operate in the ordinary course of business. Bankruptcy Court approval of our Plan of Reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements. Additionally, we may, subject to Bankruptcy Court approval, if required, or as permitted in the normal course of business, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Based on the current terms of the Plan of Reorganization, we believe we would qualify for and be required to implement the “Fresh Start” accounting provisions of SOP 90-7 upon emergence from bankruptcy, which would establish a “fair value” basis for the carrying value of the assets and liabilities of reorganized XO. We expect that the implementation of Fresh Start accounting would result in a substantial reduction in the carrying value of the our long-lived assets, including property and equipment, fixed wireless licenses, other intangible assets and other noncurrent assets.

New Accounting Pronouncement

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No, 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that costs associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, although earlier adoption is allowed.

Subsequent Events

     Intercity Network Agreement

     On August 8, 2002, we entered into a Master Agreement with Level 3 Communications, Inc., which will amend various agreements related to our acquisition of fiber networks in the United States from Level 3 and the recurring maintenance thereon. Effective as of the closing, which is subject to, among other things, Bankruptcy Court and regulatory approvals, Level 3 will reduce the operating and maintenance fees as well as expected fiber relocation charges from approximately $17 million annually to a fixed rate of $5.0 million per year beginning January 1, 2003, over the remaining term of the initial agreement. In exchange for this reduction and certain other concessions, we will surrender our indefeasible right to use the empty conduit and six of the 24 fibers previously acquired from Level 3. Other provisions of the agreement stipulate the conditions and price under which XO can lease segments of the conduit that is returned to Level 3, terms and conditions of credits that can be applied to future services by both companies, and Level 3 conveying certain metro conduit to XO. With respect to the transaction, we expect to record a non-cash loss, currently estimated at approximately $300.0 million, in the second half of 2002. Either party may terminate the Master Agreement in the event that the contemplated transactions do not close by February 28, 2003.

     Prepaid Calling Card Tax Matter

     On July 26, 2002, we were advised by the staff of the Securities and Exchange Commission that it was conducting an informal inquiry relating to our obligations with respect to, and our accrual of liabilities for, specified federal excise and state sales tax and similar tax obligations arising in connection with prepaid calling card services. Sales generated by us from prepaid calling card services that are potentially subject to these taxes accounted for approximately $56 million of our total revenues from 1999, when we began providing these services, through June 30, 2002. On August 8, 2002, we responded to the SEC’s request for information. We believe that our accounting for these potential obligations is appropriate and that our accruals of liabilities relating to these tax obligations is adequate.

Comparison of Financial Results

     Three and Six Months Ended June 30, 2002 versus Three and Six Months Ended June 30, 2001

     All of the discussions of our expectations with respect to future periods below, particularly with respect to revenue and operating expenses, are predicated on the assumption that the Plan of Reorganization will be confirmed by the Bankruptcy Court and subsequently consummated in the near term, and, therefore, should be read as qualified by all of the substantial uncertainties surrounding any such transaction, as well as uncertainties with respect to general economic conditions and the telecommunications industry. See “Risks and Uncertainties.”

     Revenue. Total revenue in the second quarter of 2002 increased 6.1% to $325.5 million from $306.8 million in the second quarter of 2001, and revenue for the six months ended June 30, 2002 increased 12.8% to $658.9 million from $584.1 million in the same period of 2001. The revenue growth is primarily due to the penetration of enhanced products to new and existing customers. Revenue for the second quarter of 2002 declined slightly, when compared with revenue for the first quarter of 2002 of $333.4 million, primarily as a result of our February 2002 sale of our European operations, customer bankruptcies and churn. We believe that total revenue in the near term will decline somewhat due to the impact of recent customer bankruptcies, the weakened economy and customer churn, and the perceived uncertainties in the market regarding XO Parent’s bankruptcy proceedings.

     Revenue was earned from providing the following services (dollars in thousands):

	Three Months Ended June 30,

	2002	% of Revenue	2001	% of Revenue	% Change

Voice services	$174,893	53.7%	$147,742	48.2%	18.4%
Data services	118,630	36.5%	148,978	48.5%	(20.4%)
Integrated voice and data	31,529	9.7%	8,539	2.8%	269.2%
Other services	428	0.1%	1,520	0.5%	(71.8%)

Total revenue	$325,480	100.0%	$306,779	100.0%	6.1%

	Six Months Ended June 30,

	2002	% of Revenue	2001	% of Revenue	% Change

Voice services	$343,193	52.1%	$278,841	47.7%	23.1%
Data services	254,391	38.6%	291,187	49.9%	(12.6%)
Integrated voice and data	60,339	9.2%	12,128	2.1%	397.5%
Other services	962	0.1%	1,930	0.3%	(50.2%)

Total revenue	$658,885	100.0%	$584,086	100.0%	12.8%

     Voice services revenue includes revenue from bundled local and long distance voice services, prepaid calling card processing, and other voice communications based services, including shared tenant services, interactive voice response services and stand-alone long distance services. Voice services revenue in the second quarter of 2002 increased to $174.9 million from $147.7 million in the second quarter of 2001, and for the six months ended June 30, 2002, it increased to $343.2 million from $278.8 million in the same period of 2001. The increase was primarily due to our targeting of larger business customers and the rollout of our carrier long distance product. We expect that voice services revenue will decrease in the near term due to recently announced customer bankruptcies as well as continued pricing pressures in the carrier long distance market place.

     Data services revenue includes revenue from Internet access, network access and applications hosting services. Data services revenue in the second quarter of 2002 decreased to $118.6 million from $149.0 million in the second quarter of 2001, and for the six months ended June 30, 2002, it decreased to $254.4 million from $291.2 million in the same period of 2001. The decrease is primarily attributable to the February 2002 sale of our European operations, customer bankruptcies, and decreased capacity sales. In the near term, we expect data services revenue to decline in both absolute dollars and as a percentage of total revenue.

     Integrated voice and data services revenue is generated largely from our XOptions product, a flat-rate bundled package offering a combination of voice and data services, which was added to our product portfolio in the fourth quarter of 2000. Integrated voice and data services revenue in the second quarter of 2002 increased to $31.5 million from $8.5 million in the second quarter of 2001, and for the six months ended June 30, 2002, it increased to $60.3 million from $12.1 million in the same period of 2001. The increase is primarily attributable to the success of our XOptions service offering. We expect that the rate of growth of integrated voice and data services revenue will slow in the near term.

     Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,

	2002	% of Revenue	2001	% of Revenue	% Change

Costs and expenses:
Cost of service	$134,346	41.3%	$122,942	40.1%	9.3%
Selling, operating and general	188,253	57.8%	254,569	83.0%	(26.1%)
Reorganization	69,170	21.3%	—	—	NM
Restructuring	2,918	0.9%	—	—	NM
Stock-based compensation	8,891	2.7%	9,316	3.0%	(4.6%)
Depreciation and amortization	167,843	51.6%	282,370	92.0%	(40.6%)

Total	$571,421		$669,197		(14.6%)

	Six Months Ended June 30,

	2002	% of Revenue	2001	% of Revenue	% Change

Costs and expenses:
Cost of service	$274,713	41.7%	$237,836	40.7%	15.5%
Selling, operating and general	393,503	59.7%	494,095	84.6%	(20.4%)
Reorganization	70,146	10.7%	—	—	NM
Restructuring	2,918	0.4%	—	—	NM
Stock-based compensation	17,986	2.7%	18,627	3.2%	(3.4%)
Depreciation and amortization	329,199	50.0%	554,194	94.9%	(40.6%)

Total	$1,088,465		$1,304,752		(16.6%)

     *NM – Not Meaningful

     Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. Cost of service for the three and six months ended June 30, 2002 increased as a percentage of revenue as compared to the same period in 2001 due primarily to change in product mix and the impact of customer bankruptcies. Voice and integrated services revenue has increased as a percentage of our total revenue, resulting in lower margins as voice and integrated services are more likely to utilize leased versus owned network facilities to terminate calls. Specific carrier bankruptcies have resulted in lost revenue with no reduction in costs of service. Cost of service as a percentage of revenue for the second quarter of 2002 improved from the first quarter of 2002 percentage of 42.1% due to cost savings realized from improving network configuration and transferring traffic from leased facilities onto facilities that are owned or controlled by XO. We expect cost of service as a percentage of revenue to fluctuate with the trend in revenue, product mix and the impact of customer bankruptcies.

     Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense in the second quarter of 2002 was $188.3 million compared to $254.6 million in the second quarter of 2001. For the six months ended June 30, 2002, selling, operating, and general expense was $393.5 million compared to $494.1 million for the same period in 2001. The decrease in both absolute dollars and as a percentage of revenue was due to efficiencies resulting from the centralization of many functions, cost reduction and restructuring initiatives that included significant head count reductions, and our February 2002 sale of our European operations. In the near term, we expect selling, operating and general expense to decrease slightly.

     Reorganization. Reorganization expenses include non-cash charges for adjustments of the historical carrying amounts of our Facility and senior unsecured notes to the estimated allowed claim amount by the Bankruptcy Court. These charges included all issuance costs, discounts and purchase accounting adjustments related to our debt. Reorganization expense also includes deferred professional fees associated with our Plan of Reorganization that were written off as of the Petition Date and fees for bankruptcy services. Reorganization expense for the three and six months ended June 30, 2002 was $69.2 million and $70.1 million, respectively.

     Restructuring. During the second half of 2001, we implemented a plan to restructure certain of our business operations. The restructuring plan includes reductions of our discretionary spending, capital expenditures and workforce based on our assessment of current and future market conditions. In the second quarter of 2002, we continued to restructure our operations and reduced our workforce by approximately 350 additional employees, the majority of which were employed in network operations, and recorded a $2.9 million restructuring charge related to the involuntary termination severance liability. The employment of the majority of the notified employees was terminated by June 30, 2002.

     Stock-based compensation. Stock-based compensation expense represents non-cash charges recorded in connection with the grant of compensatory stock options and restricted stock grants to employees whose compensation is included in selling, operating and general expense. Compensation expense is recognized over the vesting periods of compensatory stock options and restricted stock based on the excess of the fair value of the common stock at the date of grant (determined by reference to the market price on that date) over the exercise price of the option. Stock-based compensation of $8.9 million in the second quarter of 2002 was consistent with the $9.3 million recorded in the second quarter of 2001. For the first six months of 2002, stock-based compensation of $18.0 million was consistent with the $18.6 million for the first six months of 2001. Assuming we complete our Plan of Reorganization and implement Fresh Start accounting, we would eliminate the carrying value of deferred compensation and the related stock-based compensation expense. Post reorganization, stock-based compensation expense would relate only to new grants of compensatory stock options and restricted stock, if any.

     Depreciation and amortization. We have constructed and integrated end-to-end facilities-based networks in the United States, consisting of metro fiber networks and fixed wireless connections. As we launched and expanded services into new and existing markets, more assets were placed into service, which caused depreciation expense to increase to $141.5 million for the second quarter of 2002 from $104.5 million for the second quarter of 2001 and to $276.5 million for the first six months of 2002 from $199.7 million in the first six months of 2001. Assuming we complete our Plan of Reorganization and implement Fresh Start accounting, we would expect to adjust the carrying value of our property and equipment to its estimated fair value which we estimate to be significantly lower than historical cost due to competitive market conditions and technological advancements. Accordingly, we would expect depreciation expense to decrease significantly. As of June 30, 2002, we had approximately $1.2 billion of long-lived assets, including construction-in-progress and certain fixed wireless licenses that are not currently ready for their intended use and accordingly, are not currently being depreciated or amortized.

     Amortization expense includes the amortization of fixed wireless licenses and other intangible assets with definite lives and, for 2001, also includes the amortization of goodwill. Amortization expense decreased to $26.4 million for the second quarter of 2002 from $177.9 million in the second quarter of 2001, and it decreased to $52.7 million for the first six months of 2002 from $354.5 million for the first six months of 2001. The significant decrease is primarily due to our implementation of Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets,” and the resulting write off of all our goodwill as of January 1, 2002. Additionally, assuming we complete our Plan of Reorganization and implement Fresh Start accounting, we would expect to significantly reduce the carrying value of our fixed wireless licenses and other intangible assets to their estimated fair values. Accordingly, we would expect amortization expense to decrease further.

     Interest income. Interest income in the second quarter of 2002 decreased to $4.2 million from $21.8 million in the second quarter of 2001. For the six months ended June 30, 2002, interest income decreased to $9.8 million from $56.9 million in the first six months of 2001. The decrease in interest income corresponds to the decrease in our average cash and marketable securities balances and a reduction in interest rates. The amount of interest income attributable to increased cash balances during the bankruptcy proceedings was not material.

     Interest expense, net. Interest expense in the second quarter of 2002 decreased to $104.4 million from $115.8 million in the second quarter of 2001. For the six months ended June 30, 2002, interest expense decreased to $225.1 million from $234.4 million in the first six months of 2001. Interest expense for the first and second quarter of 2002 includes interest on all of our outstanding debt through the Petition Date. Interest expense decreased as we ceased accruing interest and penalties on our senior unsecured and subordinated notes as of the Petition Date as under either alternative in the Plan of Reorganization, no principal amount would remain outstanding on these obligations.

     Other income (loss), net. Other income (loss), net in the second quarter of 2002 was income of $2,000 and a loss of $4.6 million in the second quarter of 2001 and was a loss of $0.2 million for the first six months of 2002 and a loss of $6.4 million for the comparable period of 2001. The 2001 losses related to nonrecurring losses on equity investments during the second quarter of 2001.

     Net loss before cumulative effect of accounting change. Net loss before cumulative effect of accounting change in the second quarter of 2002 improved to $346.1 million from a net loss before cumulative effect of accounting change of $461.1 million in the second quarter of 2001, and improved to $645.2 million for the first six months of 2002 from $904.6 million in the first six months of 2001 due to the foregoing factors.

     Cumulative effect of accounting change. We performed the newly required impairment tests of goodwill as required by SFAS No. 142 as of January 1, 2002. Based on these tests, we recorded a $1,876.6 million impairment charge to write-off all of our goodwill as a cumulative effect of accounting change during the first quarter of 2002.

     Net loss. Net loss in the second quarter of 2002 improved to $346.1 million from a net loss of $461.1 million in the second quarter of 2001, and was $2,521.8 million for the first six months of 2002 versus $904.6 million in the first six months of 2001 due to the foregoing factors.

     Recognition of preferred stock modification fee-reorganization item. We had been periodically recognizing a deferred modification fee on our preferred stock. As our preferred stock is deemed subject to compromise under SOP 90-7, the deferred balance of $81.5 million was recognized as of the Petition Date.

     Other preferred stock reorganization items, net. As our preferred stock is deemed subject to compromise under SOP 90-7, as of the Petition Date, we have written off certain issuance costs and recognized certain purchase accounting adjustments related to the preferred stock totaling $11.7 million and $8.9 million, respectively.

     Preferred stock dividends and accretion of preferred stock redemption obligation, net. As our preferred stock is deemed subject to compromise under SOP 90-7, we have ceased accruing dividends and accreting the redemption obligation on all of our outstanding preferred stock as of the Petition Date. As a result, preferred stock dividends and accretion of preferred stock redemption obligation, net in the second quarter of 2002 was $19.4 million versus $39.6 million in the second quarter of 2001, and $42.2 million for the first six months of 2002 versus $78.6 million for the first six months of 2001.

     Net loss applicable to common shares. Net loss applicable to common shares in the second quarter of 2002 was $286.9 million versus a net loss of $500.7 million in the second quarter of 2001, and was $2,485.3 million for the first six months of 2002 versus $983.3 million in the first six months of 2001 due to the foregoing factors.

Other Operating Data

     EBITDA. EBITDA is not a measure under generally accepted accounting principle but rather a measure employed by management to view operating results adjusted for major non-cash and unusual or infrequent items. EBITDA, as defined by XO, represents income from operations adjusted for: reorganization, restructuring, stock-based compensation, and depreciation and amortization expenses. The table below summarizes EBITDA (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

EBITDA	$2,881	$(70,732)	$(9,331)	$(147,845)

     EBITDA has improved for the three and six months ending June 30, 2002 over comparable periods in 2001, due to revenue growth and the decrease in selling, operating and general expenses as discussed above. EBITDA for the second quarter of 2002 was $2.8 million versus an EBITDA loss of $12.2 million in the first quarter of 2002 primarily as a result of our operating cost reductions. In the near term, we expect EBITDA to fluctuate depending on the overall revenue trend and product mix changes driven by churn and future customer bankruptcies, if any.

Liquidity and Capital Resources

     Our goal is to provide our customers complete, integrated, end-to-end voice and data network applications and services primarily through networks that we own or control. Initially, this strategy has increased our operating losses by requiring us to incur significant costs and to make substantial capital investments before we realize related revenue. Consequently, our business is capital-intensive and, as such, has required substantial capital and will require additional capital investment to bring our operations to profitability on a company-wide basis. We expect to incur negative cash flows from operating and investing activities, unless and until we are able to establish an adequate customer base.

     Reorganization Overview

     As described in the 2001 Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, in light of conditions in the capital markets and its funding needs, XO took a number of steps during 2001 to conserve cash on hand by reducing its operating expenses, stopping payment on its debt service and preferred security dividend payments and reducing our capital expansion plans. Conditions in the capital markets for telecommunications companies continued to deteriorate, and, in late 2001, we determined that, in light of the substantial declines in market valuation suffered by telecommunications service providers throughout its industry in 2001, we would be unable to obtain the additional funding needed to conduct our business plan without a significant balance sheet reorganization.

     In order to complete any proposed recapitalization, we found it necessary for XO Parent to file a voluntary petition for relief on June 17, 2002 under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. Concurrent with the Chapter 11 filing, XO Parent submitted a proposed Plan of Reorganization, which is discussed in detail in the Overview section above and in note 2 to the accompanying condensed consolidated financial statements. On July 26, 2002, XO Parent commenced solicitation of its creditors to obtain the approvals needed to confirm and ultimately implement the Plan of Reorganization. The Bankruptcy Court has established August 26, 2002 as the date for the hearing at which XO Parent expects to seek confirmation of the Plan of Reorganization. If the Plan of Reorganization is ultimately approved by the Bankruptcy Court and implemented by XO, we anticipate that XO Parent would:

•	emerge from bankruptcy with significant reductions of its existing debt and interest obligations and the elimination of its preferred stock and dividend obligations;

•	have an amended secured credit facility in place with financial covenants generally more favorable than under the existing Facility and with maturity and repayment terms of the principle and interest extended several years; and, in the case of the Stand-Alone Reorganization alternative, the borrowings outstanding under the facility would be reduced by half with no interest payments required by reorganized XO until it achieves specified financial targets; and

•	have sufficient cash to fund its business operations, at least in the short term, pending any unforeseen future events or further deterioration in the U.S. economy.

     Liquidity Assessment

     We continue to focus on minimizing our cash burn rate and preserving cash and marketable securities and have reduced the rate at which we use cash. We used $53.0 million of cash in the second quarter of 2002 versus $166.2 million in the first quarter of 2002. This reduction in the rate at which we use our cash was accomplished by:

•	a significant reduction in our capital requirements largely due to the completion of several significant technology and network enhancements projects and decreases in success-based spending, which has resulted in a reduction of capital expenditures to $37.4 million in the second quarter of 2002 from $136.5 million in the first quarter of 2002; and

•	the implementation of a series of expense reduction and cash conservation initiatives, which has resulted in improved gross margins and a reduction of selling, operating and general expenses in both absolute dollars and as a percentage of revenue.

     These reductions in cash use were partially offset by the slight decrease in revenues for the second quarter of 2002 compared to revenues for the first quarter of 2002. Under our current assumptions with respect to future operations including nonpayment of interest and dividends during the reorganization process, we estimate that our $535.9 million of cash and marketable securities on hand as of June 30, 2002 will be sufficient to fund our current operations well into 2003.

     We conduct our operations through direct and indirect subsidiaries of XO Parent. While XO Parent is in the Chapter 11 reorganization process, we expect our subsidiaries will continue to operate in the ordinary course of business. Our plans with respect to the proposed Plan of Reorganization contemplate that most of our trade suppliers, unsecured general creditors, employees and customers will not be adversely affected while XO Parent is involved in the Chapter 11 bankruptcy proceedings. During this reorganization process, we have attempted to maintain normal and regular trade terms with our suppliers and customers. There can be no assurance that our suppliers will continue to provide normal trade credit or credit on terms acceptable to us, if at all, or that customers will continue to do business or enter into new business with us.

     There can be no assurance that the proposed Plan of Reorganization will be approved or implemented. In particular, as noted in “Risks and Uncertainties” below, the Investors have asserted a number of grounds, based on the conditions contained in the Stock Purchase Agreement, in support of their position that it is “virtually impossible” that the conditions to the Forstmann Little/Telmex Investment will ever be satisfied. If the reorganization alternative under the Plan of Reorganization that implements the Forstmann Little/Telmex Investment is not approved or completed, or if XO parent determines that it is unlikely to be completed, XO Parent intends, subject to receipt of necessary Bankruptcy Court approvals, to proceed with the implementation of the Stand-Alone Reorganization, which provides for substantially reduced recoveries by XO Parent’s creditors.

     If XO Parent is unable to implement either of the alternatives under the Plan of Reorganization, there can be no assurance that XO Parent will be able to develop and implement a viable reorganization plan. If the process for implementing the Plan of Reorganization or any other such plan is delayed, we may experience difficulty in retaining customers which could, in turn, result in more significant revenue declines that would adversely impact our liquidity and reduce the time period for which our existing cash and marketable securities would fund our operations. If the Plan of Reorganization is not completed, and if we are not able to develop and implement a feasible alternative reorganization transaction, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery our secured and unsecured creditors would receive in such a liquidation.

     Credit Risk

     Financial instruments that potentially subject XO to concentrations of credit risk consist primarily of trade receivables. Although our trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. Several of these companies have recently filed for protection under Chapter 11 of the Bankruptcy Code. We believe that our established valuation and credit allowances are adequate as of June 30, 2002 to cover these risks.

     Going Concern

     Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent accountants at December 31, 2001, Arthur Andersen LLP, issued a going concern opinion modification in its report on our financial statements for the year ended December 31, 2001. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2001, we had defaulted on our debt obligations and had incurred recurring operating losses and negative cash flows from operating activities, which raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon a number of factors including, but not limited to, completion of the Plan of Reorganization, customer and employee retention, and our continued ability to provide high quality services. If the Plan of Reorganization is not completed, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate.

Risks and Uncertainties

     Our ability to complete the balance sheet restructuring contemplated by our Plan of Reorganization is subject to a number of risks and uncertainties including those noted below. In addition, our business is subject to the risks and uncertainties relating to the processes relating to the Chapter 11 case noted below as well as the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2001.

     XO’s Plan of Reorganization

The Investors believe that it is “virtually impossible” that the conditions to their obligations to consummate the transactions contemplated by the Stock Purchase Agreement will ever be met and will not waive any of those conditions.

     The Investors have repeatedly informed us that they believe it to be “virtually impossible” that the conditions to their obligations under the Stock Purchase Agreement for the Forstmann Little/Telmex Investment will ever be satisfied, that they will not waive any of those conditions and, therefore, that we and our creditors should not anticipate that a closing under the Stock Purchase Agreement will occur. We agree that there is substantial uncertainty as to whether or not those conditions will be satisfied, but we do not agree that it is “virtually impossible” to satisfy them. In particular, but without limitation, the Investors have informed us that none of the Plan of Reorganization, a term sheet that summarizes modifications to our credit facility to be made in connection with the Forstmann Little/Telmex Investment or the proposed settlement to certain litigation involving us are satisfactory to them, approval of each of which is a condition to their obligation to complete the Forstmann Little/Telmex Investment. The Investors also assert that a pending lawsuit brought by the Treasurer of the State of Connecticut against certain investment partnerships affiliated with Forstmann Little & Co. must be resolved to the satisfaction of the Investors as a condition to their obligation to complete the Forstmann Little/Telmex Investment.

     Despite these statements by the Investors, we currently have no plans to terminate the Stock Purchase Agreement and do not believe that the Investors are entitled to terminate the agreement unilaterally at this time. The Investors, however, have advised us that they intend to avail themselves of any available conditions to their obligations under the Stock Purchase Agreement applicable at the time of the closing.

     Based on prior communications from the Investors and their counsel, we anticipate that the Investors may assert some or all of the following as grounds among others, in support of their position that it is “virtually impossible” that the conditions to their obligations to consummate the Forstmann Little/Telmex Investment will ever be satisfied and that they are not obligated to consummate the transactions:

•	Whether there shall have been, as of the effective date of the Forstmann Little/Telmex Investment, a material adverse change in the Company’s business, operations, assets, financial condition, prospects or results of operations;

•	Whether the Plan of Reorganization shall have been confirmed within the time specified by the Stock Purchase Agreement;

•	Whether required regulatory approvals shall have been obtained within the times specified by the Stock Purchase Agreement;

•	Whether the Investors are entitled to claim that the settlement of certain litigation at no direct cost to the Company or the Investors in the case of a closing under the Stock Purchase Agreement is not satisfactory to the Investors in their sole discretion, and whether the Investors have the right to claim that other litigation pending against one of them, namely the claim brought by the Treasurer of the State of Connecticut against Forstmann Little, is covered by this closing condition;

•	Whether an amended bank credit facility contemplated by the Plan of Reorganization shall be reasonably acceptable to the Investors;

•	Whether the Plan of Reorganization correctly reflects the terms and conditions of the Stock Purchase Agreement in awarding 18% of Reorganized XO’s equity and $200.0 million in cash to the holders of our senior unsecured notes and our general unsecured creditors;

•	Whether XO has entered into a written agreement with respect to the Stand-Alone Reorganization alternative;

•	Whether XO shall have adopted a business plan that is reasonably acceptable to the Investors;

•	Whether the Stock Purchase Agreement is assumable or enforceable under the Bankruptcy Code;

•	Whether the disclosure statement sent to our creditors as part of the Plan of Reorganization solicitation process met the requirements of the Stock Purchase Agreement, and whether the Plan of Reorganization and confirmation order will be reasonably satisfactory to the Investors;

•	Whether the reorganization alternative that implements the Forstmann Little/Telmex Investment is a feasible plan of reorganization, as required for confirmation by the Bankruptcy Code in light of the debt service obligations it entails;

•	Whether we are entitled to use the “cram down” provisions of the Bankruptcy Code to impose the terms of the Forstmann Little/Telmex Investment, in the event the holders of our senior unsecured notes do not consent to its terms, to approve the Plan of Reorganization; and

•	Whether the disclosure statement sent to our creditors as part of the Plan of Reorganization solicitation process and the Plan or Reorganization are not, and the order confirming the Plan of Reorganization will not be, reasonably satisfactory to the Investors for failure, among other things, to reflect the Investors’ positions on these issues throughout those documents.

     If the Stock Purchase Agreement is terminated, or we conclude that the Investors will not comply with their obligations to close under such agreement upon satisfaction of the applicable conditions, we presently intend to implement the Stand-Alone Reorganization alternative included in the Plan of Reorganization, unless a superior alternative is presented to us.

The Forstmann Little/Telmex Investment may not close if regulatory approvals are not obtained.

     It is a condition to the Investors’ obligation to make the Forstmann Little/Telmex Investment that the regulatory approvals required in order to consummate the investment have been obtained or waived in whole or part by the Investors. If these required approvals (or waivers) are not obtained by January 15, 2003 and by a final order from each applicable regulatory authority on March 15, 2003, each Investor may terminate its obligations under the Stock Purchase Agreement.

     The enactment of new federal, state or local legislation or regulations, including Federal Communications Commission rulemaking, or judicial interpretations of new or existing legislation or regulations, could delay receipt of the approvals necessary to implement the Plan of Reorganization or prevent them from being obtained.

The Company has no binding commitment from either the Senior Secured Lenders or the Creditors Committee to support the Stand-Alone Reorganization alternative.

     Although we have received a letter on behalf of the administrative agent under our Facility indicating support of the Senior Lenders Committee for the Stand-Alone Reorganization alternative, subject to internal lender approvals, and the Creditors Committee has indicated that it will support and recommend approval of the Stand-Alone Reorganization alternative, we have not received or entered into, and cannot enter into, without giving the Investors a right to terminate the Forstmann Little/Telmex Investment, a binding commitment or other written agreement with respect to the transactions contemplated by the Stand-Alone Reorganization. There can be no assurance that the Senior Secured Lenders, the Creditors Committee or holders of our senior unsecured notes or general unsecured creditors will support such transactions.

     Furthermore, on July 10, 2002, High River Limited Partnership, a Delaware limited partnership controlled by Mr. Carl Icahn, announced an offer to purchase up to an aggregate of $331 million in principal amount of the loans outstanding under the credit facility at a purchase price of $0.40 per $1.00 in principal amount of such loans, which offer was later increased to $0.50 per $1.00 in principal amount of such loans, and then subsequently to $0.70 per $1.00 in principal amount of such loans, subject to certain conditions, one of which is Mr. Icahn being granted the right to appoint a certain number of directors. In connection with the amendment of the offer, Mr. Icahn indicated that while he would support the reorganization alternative in the Plan of Reorganization that implements the Forstmann Little/Telmex Investment, he would oppose the Stand-Alone Reorganization alternative as filed with the Bankruptcy Court. In the event that the lenders under the credit facility decide to accept Mr. Icahn’s purchase offer, Mr. Icahn and his affiliates would hold a majority of the principal amount of the loans and would therefore be able to exercise a significant degree of control over the reorganization process. In this event, it would be unlikely that the Stand-Alone Reorganization alternative would be confirmed. In such a circumstance, there would be no contingency plan to implement if the Forstmann Little/Telmex Investment is not completed.

     The Chapter 11 Case

Holders of certain claims and interests will receive no distribution under the Plan of Reorganization.

     The Plan of Reorganization sets forth the means for satisfying claims against us. Holders of certain claims and interests receive no distributions pursuant to the Plan of Reorganization. Reorganization of certain of our businesses and operations under the proposed Plan of Reorganization also avoids the potentially adverse impact of liquidation on our employees and other stakeholders.

The Bankruptcy Court may not agree with the classifications of claims and interests contemplated by the Plan of Reorganization.

     Section 1122 of the Bankruptcy Code provides that a plan may place a claim or an interest in a particular class only if such claim or interest is substantially similar to the other claims or interests of such class. We believe that the classification of claims and interests under the Plan of Reorganization complies with the requirements set forth in the Bankruptcy Code. However, there can be no assurance that the Bankruptcy Court would reach the same conclusion.

The Bankruptcy Court may not confirm the Plan of Reorganization or conditions to its consummation may not be satisfied.

     Even if all impaired voting classes support the Plan of Reorganization, and with respect to any impaired class deemed to have rejected the Plan the requirements for a “cram down” are met, the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion, may choose not to confirm the Plan of Reorganization. Section 1129 of the Bankruptcy Code requires, among other things, a showing that confirmation of the Plan of Reorganization will not be followed by liquidation or the need for further financial reorganization of us, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive if we were liquidated under Chapter 7 of the Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude the Plan of Reorganization satisfies the requirements of Section 1129 of the Bankruptcy Code.

     The Plan of Reorganization provides for certain conditions that must be fulfilled prior to confirmation and consummation of the plan. There are also a number of conditions under the Stock Purchase Agreement that must be satisfied prior to consummation of the Forstmann Little/Telmex Investment. There can be no assurance that these conditions will be satisfied (or waived), even if the Bankruptcy Court confirms the Plan of Reorganization. Therefore, there can be no assurance that the Plan of Reorganization will be consummated and the restructuring completed. If the Plan of Reorganization is not consummated, it could result in the Chapter 11 Case becoming protracted or being converted into Chapter 7 liquidation, either of which could substantially erode the value of our enterprise to the detriment of all stakeholders.

Our operations may be disrupted due to the filing of the Chapter 11 proceeding.

     The Chapter 11 Case could adversely affect the relationships with our customers, suppliers and employees, who could adversely affect the going concern value of the business, particularly if the Chapter 11 Case is protracted.

     The filing of the Chapter 11 case by us and the publicity attendant thereto might also adversely affect the businesses of our operating subsidiaries, which are not parties to the Chapter 11 proceeding. Because our business is closely related to the businesses of our operating subsidiaries, any downturn in the business of our operating subsidiaries could also affect our prospects. Our operating subsidiaries do not have the benefit of the automatic stay under the Bankruptcy Code.

Covenants in the Stock Purchase Agreement may restrict or preclude actions by us.

     The Stock Purchase Agreement contains several covenants regarding the conduct of our business from the time of the execution of the Stock Purchase Agreement until it is terminated or the Forstmann Little/Telmex Investment contemplated thereby is consummated. The covenants require, among other things, that, unless the Investors consent, we must conduct our business only in the ordinary course, consistent with past practice or as may be ordered by the Bankruptcy Court and must use reasonable best efforts to preserve its assets, properties and business relationships. The covenants also preclude several actions by us. The covenants may limit our ability to respond to certain market events or take advantage of certain market opportunities, and as a result, our operations could be materially adversely affected.

Forward-Looking and Cautionary Statements

     Some statements and information contained in this document are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	results of operations in future periods, including expectations regarding revenue trends, including those across various product lines, and cost and expense trends, including our ability to control costs and improve efficiencies and;

•	product and service development, including the development and deployment of data products and services based on IP, Ethernet and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	network development, including those with respect to IP network and facilities development and deployment, switches using next generation switching technology, broadband fixed wireless technology, testing and installation, high speed technologies such as DSL, and matters relevant to our metro and inter-city networks; and

•	liquidity and financial resources, and with respect to the Plan of Reorganization, the transactions contemplated by the Stock Purchase Agreement, the Stand-Alone Reorganization alternative or any alternative investment and related reorganization transaction.

     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the above in the “Liquidity Assessment” and “Risks and Uncertainties” discussion and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002, including, but not limited to:

•	our chapter 11 Plan of Reorganization may not be timely or fully confirmed or implemented by the Bankruptcy Court, which may require us to sell or liquidate XO;

•	the bankruptcy court could approve a plan of reorganization other than those proposed by us;

•	our operating subsidiaries may also be forced into bankruptcy proceedings;

•	our reorganization proceedings may have an adverse effect on our financial results;

•	general economic conditions in the geographic areas that we are targeting for communications services;

•	the ability to achieve and maintain market penetration and average per customer revenue levels sufficient to provide financial viability to our business;

•	access to sufficient debt or equity capital to meet our operating and financing needs;

•	the quality and price of similar or comparable communications services offered, or to be offered, by our current or future competitors; and

•	future telecommunications-related legislation or regulatory actions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We had $4,165.7 million in fixed rate unsecured debt and $1,708.3 million in fixed rate redeemable preferred stock as of June 30, 2002. If our Plan of Reorganization is confirmed by the Bankruptcy Court and implemented, all of the outstanding obligations on these securities would be eliminated. Our Facility has variable rates at which interest accrues. Variable rate debt subjects us to cash flow exposure resulting from changes in interest rates. If the Stand-Alone Reorganization alternative were implemented, a portion of our Facility would be exchanged for equity interests of reorganized XO. We expect that the consideration to be paid in the exchange for such notes would be substantially below the carrying value of the securities. Therefore, we believe that the fair value of these financial obligations will almost entirely be dependent on the terms and conditions of the Plan of Reorganization, rather than changes in interest rates, and that interest rate risk associated with these obligations is not material.

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

     There have been no adverse changes in our exposure to market risk since December 31, 2001. We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We, members of our board of directors, and the Investors had been named as party defendants in a number of lawsuits filed that purported to be class actions brought on behalf of our stockholders. Some of these suits were filed in the United States Federal Court for the Eastern District of Virginia, and others in the state courts of New York and Delaware. The federal actions contained various allegations of federal securities law violations by us and certain directors relating to certain financial disclosures during the year 2001, and breaches of certain fiduciary duties by certain of our directors of in connection with the proposed investments by the Investors, and that the Investors aided and abetted the directors with respect to such alleged breaches. In May 2002, the federal court dismissed the claims based on alleged securities law violations with prejudice and dismissed the remaining claims without prejudice.

     The state court actions allege that the members of our board of directors breached certain fiduciary duties in connection with the proposed investments by the Investors, and that the Investors aided and abetted the directors with respect to such alleged breaches. In July 2002, we entered into a settlement agreement pursuant to which the plaintiff class would dismiss and release all claims and causes of action. To avoid any cost to us, the Forstmann Little Investors or Telmex, if the Forstmann/Telmex Investment closes, the Plan of Reorganization provides that the Senior Secured Lenders will fund the settlement out of interest payments due to them under the Facility. If the Forstmann/Telmex Investment does not close, the plaintiff class would share in any recovery by us against the Investors through a lawsuit or settlement of any litigation, if any, brought for breach of the Stock Purchase Agreement by the Investors. The settlement also provides for the grant of certain rights to the plaintiff class with respect to any offering of rights to purchase common equity under the Stand-Alone Reorganization alternative. The settlement is subject to bankruptcy and state court approvals.

     On June 17, 2002, XO Parent filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. Concurrent with the Chapter 11 filing, XO Parent a proposed Plan of Reorganization with the Bankruptcy Court that includes two alternative reorganization scenarios, either of which would result in a substantial reorganization and restructuring of XO Parent’s balance sheet. On July 26, 2002, XO Parent commenced solicitation of its creditors to obtain the approvals needed to confirm and ultimately implement the Plan of Reorganization. The Bankruptcy Court has established August 26, 2002 as the date for the hearing at which XO Parent expects to seek Bankruptcy Court confirmation of the Plan of Reorganization.

     XO is not currently a party to any other legal proceedings, other than regulatory and other proceedings that are in the normal course of business.

Item 2. Changes in Securities and Use of Proceeds

     The initial public offering, or IPO, of our Class A common stock closed in October 1997, pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-32001) that become effective on September 26, 1997. The net proceeds we received from the offering totaled approximately $226.8 million. As of June 30, 2002, proceeds from the IPO remain available for future network build out and other general corporate purposes. We have raised additional funding from debt and additional equity offerings in 1998, 1999, 2000 and 2001. The proceeds from these more recent offerings were applied first in funding the expansion of our network and other working capital requirements.

Item 3. Defaults Upon Securities

     As of June 30, 2002, we failed to make interest payments of $196.1 million in the aggregate with respect to all interest paying senior secured debt and senior unsecured and subordinated notes of XO Parent (collectively, the “Payment Default Indebtedness”). Consequently, the failure to make these interest payments has triggered the default provisions of the governing documents relating to the Payment Default Indebtedness and the cross-default provisions of the indentures under which all senior discount notes of XO Parent were issued.

     In addition, during December 2001 and in the first and second quarter of 2002, we failed to make dividend payments under the terms of certain of XO Parent’s series of redeemable preferred stock that, by their terms, require the payment of dividends in cash during such periods. As of June 30, 2002, XO Parent had failed to make cash dividend payments of $32.3 million in the aggregate with respect to the following series of preferred stock: 6 1/2% Series B cumulative convertible preferred stock, Series C cumulative convertible participating preferred stock, Series D convertible participating preferred stock, Series G cumulative convertible participating preferred stock, and Series H convertible participating preferred stock. The terms of all other series of preferred stock required payment of dividends in the form of additional shares of the applicable series of preferred stock.

     We do not intend to make interest or dividend payments to cure these defaults, and the lenders, noteholders and preferred stock holders have not issued waivers related to these defaults.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

99.1	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

(1)	Current Report on Form 8-K dated May 1, 2002, reporting under Item 5 the Company’s financial projections, which were reported to an informal committee of its senior noteholders in January 2002.
(2)	Current Report on Form 8-K dated May 16, 2002, reporting under Item 4 the Company dismissed its independent auditors, Arthur Andersen LLP, and appointed Ernst & Young LLP to serve as its new independent auditors for the year ending December 31, 2002.

(3)	Current Report on Form 8-K dated June 10, 2002, reporting under Item 5 the Company’s responses to a letter from attorneys for partnerships affiliated with Forstmann Little & Co. and Télefonos de Mexico, S.A. de C.V.

(4)	Current Report on Form 8-K dated June 17, 2002, reporting under Item 3 the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: August 14, 2002	By: /s/ Wayne M. Rehberger Wayne M. Rehberger Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)