Form 10-Q
period 2002-09-30
XO COMMUNICATIONS INC
filed 2002-11-15
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___.

As of November 1, 2002, the number of shares of Class A and Class B common stock of XO Communications, Inc. issued and outstanding was 337,886,801 and 104,423,158, respectively.

XO Communications, Inc. and Subsidiaries
Index to Form 10-Q

i

PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$311,430	$246,189
Marketable securities	243,102	508,978
Accounts receivable, net of allowance for doubtful accounts of $45,020 and $32,492, respectively	137,266	216,753
Other current assets	90,589	85,137
Pledged securities	4,760	16,623

Total current assets	787,147	1,073,680
Property and equipment, net	2,903,643	3,742,577
Fixed wireless licenses, net	920,507	947,545
Goodwill, net	—	1,876,626
Other intangibles, net	86,425	153,404
Other assets, net	68,066	136,633

Total assets	$4,765,788	$7,930,465

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities not subject to compromise:
Accounts payable	$68,221	$156,488
Accrued liabilities	236,458	341,094
Accrued interest payable	211	114,882
Long-term debt in default	—	5,109,503

Current liabilities not subject to compromise	304,890	5,721,967
Current liabilities subject to compromise	5,506,634	—
Post petition liabilities	21,926	—

Total current liabilities	5,833,450	5,721,967
Long-term liabilities not subject to compromise	80,384	129,092
Long-term liabilities subject to compromise	7,924	—

Total liabilities	5,921,758	5,851,059
Redeemable preferred stock, par value $0.01 per share, 25,000,000 shares authorized: 7,856,918 and 7,857,612 shares issued and outstanding on September 30, 2002 and December 31, 2001, respectively; aggregate liquidation preference of $1,693,293 and $1,693,328 on September 30, 2002 and December 31, 2001, respectively:

Subject to compromise	1,708,316	—
Not subject to compromise	—	1,781,990
Commitments and contingencies
Stockholders’ (deficit) equity: Common stock, par value $0.02 per share, stated at amounts paid in Class A, 1,000,000,000 shares authorized: 337,863,231 and 337,774,204 shares issued and outstanding on September 30, 2002 and December 31, 2001, respectively; Class B, 120,000,000 shares authorized: 104,423,158 shares issued and outstanding on September 30, 2002 and December 31, 2001	4,628,139	4,628,509
Deferred compensation	(10,666)	(37,428)
Accumulated other comprehensive income	2,851	10,406
Accumulated deficit	(7,484,610)	(4,304,071)

Total stockholders’ (deficit) equity	(2,864,286)	297,416

Total liabilities and stockholders’ (deficit) equity	$4,765,788	$7,930,465

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$301,526	$331,478	$960,411	$915,564

Costs and expenses:
Cost of service	126,215	138,100	400,928	375,936
Selling, operating, and general (excludes stock-based compensation)	175,030	246,864	568,533	740,959
Reorganization	25,407	—	95,553	—
Restructuring and asset write-downs	477,250	189,137	480,168	189,137
Stock-based compensation	8,776	9,230	26,762	27,857
Depreciation and amortization	187,256	295,432	516,455	849,626

Total costs and expenses	999,934	878,763	2,088,399	2,183,515

Loss from operations	(698,408)	(547,285)	(1,127,988)	(1,267,951)
Interest income	3,840	15,041	13,605	71,920
Interest expense, net (contractual interest was $128,546 and $369,661 for the three and nine months ended September 30, 2002)	(641)	(115,804)	(225,786)	(350,236)
Other income (loss), net	—	(86,607)	(200)	(93,015)

Net loss before extraordinary gain and cumulative effect of accounting change	(695,209)	(734,655)	(1,340,369)	(1,639,282)
Extraordinary gain on early extinguishments of debt, net	—	335,738	—	335,738
Cumulative effect of accounting change	—	—	(1,876,626)	—

Net loss	(695,209)	(398,917)	(3,216,995)	(1,303,544)

Recognition of preferred stock modification fee – reorganization item	—	—	81,516	—
Other preferred stock reorganization items, net	—	—	(2,813)	—
Gain on repurchases of preferred stock, net	—	376,879	—	376,879
Preferred stock dividends and accretion of preferred stock redemption obligation, net (contractual dividend was $24,692 and $73,714 for the three and nine months ended September 30, 2002)	—	(28,714)	(42,247)	(107,361)

Net loss applicable to common shares	$(695,209)	$(50,752)	$(3,180,539)	$(1,034,026)

Net loss per common share, basic and diluted:
Net loss before extraordinary gain and cumulative effect of accounting change	$(1.57)	$(1.71)	$(3.03)	$(4.17)
Extraordinary gain on early extinguishments of debt, net	—	0.78	—	0.85
Cumulative effect of accounting change	—	—	(4.24)	—

Net loss	(1.57)	(0.93)	(7.27)	(3.32)
Recognition of preferred stock modification fee – reorganization item	—	—	0.18	—
Other preferred stock reorganization items, net	—	—	(0.01)	—
Gain on repurchases of preferred stock, net	—	0.88	—	0.96
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	(0.07)	(0.09)	(0.27)

Net loss per common share, basic and diluted	$(1.57)	$(0.12)	$(7.19)	$(2.63)

Weighted average shares, basic and diluted	442,260,268	428,730,311	442,228,825	392,916,237

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(3,216,995)	$(1,303,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash reorganization and restructuring items and asset write-downs	557,366	188,033
Depreciation and amortization	516,455	849,626
Stock-based compensation	26,762	27,857
Extraordinary gain on early extinguishments of debt, net	—	(335,738)
Cumulative effect of accounting change	1,876,626	—
Accretion of interest on senior unsecured notes	—	100,508
Net losses on investments	—	90,197
Changes in assets and liabilities:
Accounts receivable	71,755	(45,220)
Other assets	(20,055)	(79,873)
Other liabilities subject to compromise	196,545	—
Other liabilities not subject to compromise	(50,243)	59,580
Post petition liabilities	20,155	—

Net cash used in operating activities	(21,629)	(448,574)

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(177,255)	(1,299,365)
Purchases of marketable securities	(72,465)	(1,870,751)
Sales of marketable securities	339,942	2,673,947
Cash received for (paid for) divestitures (acquisitions)	3,000	(25,203)
Investments in unconsolidated affiliates	—	(8,060)
Prepayment for network assets	—	(120,800)
Proceeds from sale of equity investments	—	17,385

Net cash provided by (used in) investing activities	93,222	(632,847)

FINANCING ACTIVITIES:
Borrowings under senior secured credit facility	—	625,000
Proceeds from equity investment, net	—	248,657
Proceeds from issuance of subordinated convertible notes	—	517,500
Proceeds from issuance of common stock under employee benefit plans	—	27,209
Repurchase of senior unsecured notes	—	(199,972)
Repurchase of redeemable preferred stock	—	(88,424)
Repayments of capital leases and other obligations	(5,096)	(34,916)
Dividends paid on convertible preferred stock	—	(40,334)
Costs incurred in connection with financing activities	—	(14,200)

Net cash (used in) provided by financing activities	(5,096)	1,040,520
Effect of exchange rate changes on cash	(1,256)	2,011

Net increase (decrease) in cash and cash equivalents	65,241	(38,890)

Cash and cash equivalents, beginning of period	246,189	493,004

Cash and cash equivalents, end of period	$311,430	$454,114

- Continued -

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

SUPPLEMENTAL DATA:
Non-cash financing and investing activities:
Redeemable preferred stock dividends paid and accrued, payable in shares of redeemable preferred stock	$45,683	$57,314
Common stock issued in acquisitions	—	14,100
Prepayment applied toward accepted network assets	—	69,337
Assumption of liabilities in acquisitions	—	8,677
Cash paid for interest	30,452	232,356

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

     As further discussed in note 2, on June 17, 2002 (the “Petition Date”), XO Parent filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Accordingly, the accompanying condensed consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”) and on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. The Company conducts its operations through direct and indirect subsidiaries of XO Parent. While XO Parent is in the reorganization process, the subsidiaries are expected to continue to operate in the ordinary course of business. None of these subsidiaries are debtors in the Chapter 11 proceedings.

     The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements), which, in the opinion of management, are necessary for a fair presentation of the results for interim periods. Operating results for the three and nine month periods ended September 30, 2002 are not indicative of the results that may be expected for the year ending December 31, 2002.

     Consummation of a plan of reorganization confirmed by the Bankruptcy Court, including the plan of reorganization filed by XO Parent as discussed in note 2, will likely materially change the amounts and classifications reported in the accompanying condensed consolidated financial statements, and the XO Parent stand-alone financial statements included in note 2. Based on the current terms of XO Parent’s plan of reorganization discussed in note 2, the Company believes it would qualify for and be required to implement the “Fresh Start” accounting provisions of SOP 90-7 upon emergence from bankruptcy, which would establish a “fair value” basis for the carrying value of the assets and liabilities for reorganized XO. The Company expects that the implementation of Fresh Start accounting would result in a substantial reduction in the carrying value of the Company’s long-lived assets, including property and equipment, fixed wireless licenses, other intangible assets and other noncurrent assets.

Reporting Format

     Certain items related to prior periods have been reclassified to conform to the 2002 reporting format.

New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with respect to the rescission of SFAS No. 4 and for transactions occurring after May 15, 2002, with respect to provisions related to SFAS No. 13. The Company has recognized extraordinary gains from debt extinguishments in 2001 and believes that the classification of such gains will change under SFAS No. 145 effective as of the first quarter of 2003.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires that costs associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The Company intends to apply the provisions of SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002.

2.   REORGANIZATION

Background

     Bankruptcy Proceeding

     Concurrent with the Chapter 11 filing, XO Parent filed a proposed plan of reorganization (the “Plan of Reorganization”) with the Bankruptcy Court that included two alternative reorganization scenarios, either of which would have resulted in a substantial reorganization and restructuring of XO Parent’s balance sheet.

     The first of the two reorganization alternatives (the “Forstmann Little/Telmex Investment”) included in the Plan of Reorganization would have implemented the transactions contemplated by the Stock Purchase Agreement, dated January 15, 2002 (the “Stock Purchase Agreement”), among XO Parent and two investment partnerships affiliated with Forstmann Little & Co., Forstmann Little & Co. Equity Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., and Télefonos de México S.A. de C.V. (collectively the “Investors”).

     On October 13, 2002, XO Parent agreed with each of the Investors to mutually terminate the Stock Purchase Agreement and to settle any potential claims relating to the agreement or its termination (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Stock Purchase Agreement will be deemed terminated, the Investors each will pay XO $12.5 million, or a total of $25.0 million, and all parties will release any claims they may have relating to the Stock Purchase Agreement. XO Parent has a hearing scheduled on November 15, 2002 with the Bankruptcy Court to consider approval of the Settlement Agreement. Pursuant to the Settlement Agreement, the Investors have been deemed to have delivered a notice to XO Parent reflecting their election to terminate the Stock Purchase Agreement, based on the Investors’ determination that specified conditions in the Stock Purchase Agreement had not been and could not be met, following relief granted by the Bankruptcy Court necessary to allow such notice to be delivered.

     Based on the execution of the Settlement Agreement and delivery of the termination notice described above, XO Parent has concluded that the Investors will not complete the transactions contemplated by the Stock Purchase Agreement. Based on this assessment, XO Parent is proceeding with the second alternative in its Plan of Reorganization, the stand-alone alternative (the “Stand-Alone Reorganization”) that XO Parent included as part of its Plan of Reorganization as a contingency plan in the event that the Forstmann Little/Telmex Investment was not consummated. As part of this process, XO Parent will withdraw the Forstmann Little/Telmex Investment alternative, which the Bankruptcy Court confirmed on August 26, 2002, and seek confirmation by the Bankruptcy Court of the Stand-Alone Reorganization. The Bankruptcy Court has scheduled a hearing for confirmation of the Stand-Alone Reorganization on November 15, 2002.

     XO Parent believes that entities controlled by Carl C. Icahn and the Official Committee of Unsecured Creditors appointed in XO Parent’s bankruptcy case (the “Creditors Committee”) have reached agreement and approved the terms of various plan supplement documents and agreements filed with the U.S. Bankruptcy Court for the Southern District of New York that would take effect upon implementation of the Stand-Alone Reorganization. Entities controlled by Mr. Icahn hold approximately 85% of the principal amount of XO Parent’s $1.0 billion senior secured credit facility (the “Facility”) and more than $1.3 billion of principal amount of XO’s senior unsecured notes. The Company expects that, based upon the agreement reached on the plan supplement documents and agreements, neither these Icahn controlled entities nor the Creditors Committee, which represent the most significant creditor constituencies in the XO Parent Chapter 11 proceedings, will object to the confirmation of the Stand-Alone Reorganization. Neither of these parties has filed such an objection with the Bankruptcy Court as of November 8, 2002, the deadline for creditors and other interested parties to object to confirmation of the plan.

     Under the Stand-Alone Reorganization, XO Parent expects that the $1.0 billion in principal outstanding under the Facility plus accrued interest will be converted into the following securities:

•	95% of the outstanding equity of reorganized XO; and

•	$500.0 million in principal amount of junior secured loans with required principal payments occurring later than provided in the Facility and no cash interest payments required by reorganized XO until it achieves specified financial targets.

     In addition:

•	nontransferable rights to purchase $200.0 million (subject to increase as described below) of reorganized XO’s common stock, at $5.00 per share, will be granted to holders of XO Parent’s senior unsecured notes and XO Parent’s general unsecured creditors, and, if not fully subscribed by these holders and creditors, to holders of XO Parent’s subordinated convertible notes and preferred and common stock;

•	to the extent that rights to purchase reorganized XO’s common stock with an aggregate exercise price of less than $16.7 million are made available to existing holders of XO Parent’s class A common stock, additional rights will be issued to these holders such that rights with an aggregate exercise price of $16.7 million are made available to such holders; and

•	to the extent such rights are not exercised, reorganized XO would be permitted to obtain a senior secured exit facility of up to $200.0 million.

     In addition, based on the level of support for the Stand-Alone Reorganization received from holders of XO Parent’s senior unsecured notes and XO Parent’s general unsecured creditors in the Plan of Reorganization confirmation process, XO Parent expects that such note holders and general unsecured creditors collectively will receive, among other consideration:

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

     XO Parent has commenced the process of seeking the regulatory approvals required to complete the Stand-Alone Reorganization. XO Parent believes that the receipt of these regulatory approvals and the confirmation of the Stand-Alone Reorganization by the Bankruptcy Court are the two most significant steps that it must accomplish before the reorganization can be completed and XO Parent can emerge from bankruptcy.

     Consummation of the Stand-Alone Reorganization will result in all equity interests in XO Parent, including its class A common stock, being cancelled and discharged and the holders of such equity securities would not receive any distribution under the Stand-Alone Reorganization. However, the Stand-Alone Reorganization does provide that the current holders of common stock will be allowed to participate in the rights offering discussed above.

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

XO Communications, Inc.
(XO Parent)
Debtor in Possession
Stand-Alone Balance Sheet
As of September 30, 2002
(Unaudited)

ASSETS
Current assets:
Pledged securities	$4,509
Other current assets	68,115

Total current assets	72,624
Property and equipment, net	68,037
Fixed wireless licenses, net	67,039
Other intangibles, net	88,928
Notes receivable from subsidiaries, net	8,455,622
Other assets, net	51,940

Total assets	$8,804,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise	$28,969
Post petition liabilities	21,926
Debt and accrued interest payable to subsidiary subject to compromise	620,389
Current liabilities subject to compromise	5,506,634

Total current liabilities	6,177,918
Long-term liabilities not subject to compromise	66,796
Long-term liabilities subject to compromise	7,924

Total liabilities	6,252,638

Redeemable preferred stock held by and payable to a subsidiary subject to compromise	514,640
Redeemable preferred stock subject to compromise	1,708,316
Commitments and contingencies
Stockholders’ equity:
Common stock	4,628,139
Deferred compensation	(10,315)
Accumulated deficit	(4,289,228)

Total stockholders’ equity	328,596

Total liabilities and stockholders’ equity	$8,804,190

XO Communications, Inc.
(XO Parent)
Debtor in Possession
Stand-Alone Statement of Operations
(Unaudited)

		Period From the Petition
	Three Months Ended	Date of June 17, 2002
	September 30, 2002	through September 30, 2002

Revenue	$—	$—

Costs and expenses:
Selling, operating, and general (excludes stock-based compensation)	35,019	41,035
Reorganization	25,407	94,577
Stock-based compensation	8,776	10,186
Depreciation and amortization	23,370	26,831

Total costs and expenses	92,572	172,629

Loss from operations	(92,572)	(172,629)

Interest income on notes receivable from subsidiaries	126,693	157,248
Interest expense	(339)	(3,045)

Net income (loss)	33,782	(18,426)

Recognition of preferred stock modification fee - reorganization item	—	81,516
Other preferred stock reorganization items, net	—	(2,813)

Net income applicable to common shares	$33,782	$60,277

XO Communications, Inc.
(XO Parent)
Debtor in Possession
Stand-Alone Statement of Cash Flows
(Unaudited)

Period From the Petition Date
of June 17, 2002 through
September 30, 2002
OPERATING ACTIVITIES:
Net loss	$(18,426)
Adjustments for non-cash items:
Depreciation and amortization	26,831
Reorganization	94,078
Stock-based compensation	10,186
Interest income on notes receivable from subsidiaries	(157,248)
Interest expense	3,045
Changes in assets and liabilities:
Notes receivable from subsidiaries, net	41,534

Net cash used in operating activities	—
Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of the period	—

Cash and cash equivalents, end of period	$—

Accounting Impact of Bankruptcy Filing

     Liabilities subject to compromise reflected in the accompanying condensed consolidated financial statements and the XO Parent stand-alone financial statements refer to the liabilities of XO Parent incurred prior to the Petition Date that are with unrelated parties (other than those that are payable to a subsidiary in the XO Parent Stand-Alone Balance Sheet above). In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed on prepetition claims in the Chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan of Reorganization, or other events. Approximately $50 million of commitments under executory agreements have been approved for rejection by the Bankruptcy Court as of September 30, 2002. Other obligations of the Company’s subsidiaries that are not subject to compromise have retained their historical balance sheet classifications and amounts. Liabilities subject to compromise consisted of the following as of September 30, 2002 (dollars in thousands):

Long-term debt	$5,165,718
Accrued interest and preferred stock dividends	297,669
Prepetition accounts payable and accrued liabilities	39,996
Capital lease obligations	11,175

Total liabilities subject to compromise	5,514,558

Less: long-term capital lease obligations subject to compromise	7,924

Current liabilities subject to compromise	$5,506,634

     In order to record its debt instruments at the amount expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Petition Date, XO Parent wrote off all of its debt issuance costs, discounts and purchase accounting adjustments related to debt (collectively the “Deferred Financing Fees”) as a component of reorganization expense. Reorganization expense also includes deferred professional fees associated with the Plan of Reorganization that were written off as of the Petition Date and post petition fees for bankruptcy services, as well as gains or losses from the settlement or rejection of liabilities subject to compromise. Reorganization expenses for the three and nine-month periods ended September 30, 2002 consisted of the following (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Net loss from the settlement or rejection of liabilities subject to compromise	$21,757	$21,757
Deferred Financing Fees	—	56,270
Professional fees	3,650	17,526

Total reorganization expense	$25,407	$95,553

     XO Parent is required to accrue interest expense during the Chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. Based on the status of negotiations with the Ichan entities and the Creditors Committee referred to above, the Company believes that confirmation and consummation of the Stand-Alone Reorganization is probable. Under the Stand-Alone Reorganization, there will be no cash payments of interest on the loans outstanding under the Facility or XO Parent’s unsecured notes. Therefore, XO Parent ceased accruing interest on the Facility as of July 1, 2002 and on its unsecured notes as of the Petition Date. The contractual interest amounts reflected on the accompanying condensed consolidated statement of operations represent the interest expense that would have been accrued under the relevant financing agreements had the Company not ceased accruing interest as described above.

     In accordance with SOP 90-7, XO Parent is required to record its preferred stock at the amount expected to be allowed by the Bankruptcy Court. Accordingly, during the second quarter of 2002, XO Parent recognized a gain equal to the remaining $81.5 million unamortized balance of a deferred modification fee. Also during the second quarter of 2002, XO Parent wrote off all issuance costs and recognized purchase accounting adjustments related to its preferred stock, which resulted in a charge of $2.8 million that is included in other preferred stock reorganization items, net. In addition, the Company stopped accruing preferred stock dividends subsequent to the Petition Date. The contractual dividend amounts reflected on the accompanying condensed consolidated statement of operations represent the dividends that would have been accrued under the terms of the relevant preferred stock had the Company not ceased accruing such dividends as described above.

3.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

     As described in greater detail in the 2001 Annual Report, SFAS No. 142 requires that the initial impairment analysis of goodwill be completed by June 30, 2002. The Company performed the required impairment tests of goodwill as of January 1, 2002, and during the first quarter of 2002 recorded a $1,876.6 million adjustment as a cumulative effect of accounting change to write-off all of its goodwill. The pro forma impact on net loss before cumulative effect of accounting change for the three and nine months ended September 30, 2002 and 2001 compared to the actual results for those same periods is as follows (dollars in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss before extraordinary gain and cumulative effect of accounting change	$(695,209)	$(734,655)	$(1,340,369)	$(1,639,282)
Goodwill amortization	—	149,104	—	447,845

Adjusted net loss before extraordinary gain and cumulative effect of accounting change	$(695,209)	$(585,551)	$(1,340,369)	$(1,191,437)

Net loss per common share before extraordinary gain and cumulative effect of accounting change, basic and diluted:
Reported net loss before extraordinary gain and cumulative effect of accounting change	$(1.57)	$(1.71)	$(3.03)	$(4.17)
Goodwill amortization	—	0.35	—	1.14

Adjusted net loss per common share before extraordinary gain and cumulative effect of accounting change, basic and diluted	$(1.57)	$(1.36)	$(3.03)	$(3.03)

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

     The Company believes that no impairment existed under SFAS No. 144 as of September 30, 2002. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change. In addition, as discussed in note 2, if the Stand-Alone Reorganization is implemented, the Company believes it would be required to apply Fresh Start accounting upon emergence from bankruptcy under which its assets and liabilities would be recorded at their then fair values resulting in a significant write-down of the Company’s long-lived assets. If the Stand-Alone Reorganization is confirmed and ultimately consummated, the Company estimates that the fair value of its long-lived assets for purposes of Fresh Start accounting would be approximately $1.0 billion.

     Intangible assets with definite useful lives consisted of the following components (dollars in thousands):

	September 30, 2002			December 31, 2001

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value

Acquired technology	$130,515	$(76,175)	$54,340	$141,541	$(56,027)	$85,514
Customer lists	123,745	(101,567)	22,178	124,873	(80,845)	44,028
Other	35,413	(25,506)	9,907	48,731	(24,869)	23,862

Total intangible assets	$289,673	$(203,248)	$86,425	$315,145	$(161,741)	$153,404

Fixed wireless licenses	$997,942	$(77,435)	$920,507	$997,942	$(50,397)	$947,545

     The Company amortizes its intangible assets with definite useful lives on a straight-line basis over their useful lives which range from three to five years. Fixed wireless licenses are amortized over their estimated useful life of 20 years on a straight-line basis. Amortization expense related to these intangible assets and fixed wireless licenses for the three and nine months ended September 30, 2002 was $26.3 million and $79.0 million, respectively, and $29.8 million and $85.6 million for the three and nine months ended September 30, 2001, respectively. Amortization expense related to these intangible assets and fixed wireless licenses for the year ended December 31, 2001 was $120.6 million.

     As of September 30, 2002, the Company had approximately $728.5 million of long-lived assets, including construction-in-progress and certain fixed wireless licenses, that are not currently ready for their intended use and accordingly, are not currently being depreciated or amortized.

5.  RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS

     On August 8, 2002, the Company entered into a Master Agreement with Level 3 Communications, Inc. (“Level 3”), which amends various agreements related to XO’s acquisition of fiber networks in the United States from Level 3 and the recurring maintenance thereon. Beginning on January 1, 2003 and continuing over the remaining term of the initial agreement, Level 3 will reduce the operating and maintenance fees as well as fiber relocation charges from approximately $17.0 million annually to a fixed rate of $5.0 million annually. In exchange for this reduction and certain other concessions, upon closing, the Company will surrender its indefeasible right to use an empty conduit and six of the 24 fibers previously acquired from Level 3. Closing of these transactions is subject to several conditions, including regulatory and Bankruptcy Court approvals. The Bankruptcy Court approved the Master Agreement on September 27, 2002. Either party may terminate the Master Agreement if these transactions do not close by February 28, 2003. Because the Company has committed to this plan of disposal and believes that consummation of the transaction contemplated by the Master Agreement is probable, it recorded a $477.3 million non-cash write-down of these assets during the third quarter of 2002. Pursuant to applicable accounting principles, the write-down is based on the book value of the surrendered facilities and does not reflect the future benefits to be received by the Company under the Master Agreement. As discussed above, the Company expects to implement the “Fresh Start” accounting provisions of SOP 90-7 upon emergence from bankruptcy, which will result in a further reduction in the carrying value of the fiber networks previously acquired from Level 3.

     During the second half of 2001, the Company implemented a plan to restructure certain of its business operations. The restructuring plan included reducing the Company’s discretionary spending, capital expenditures and workforce based on its assessment of current and future market conditions. In the second quarter of 2002, the Company continued to restructure its operations, reducing its workforce by approximately 350 additional employees, the majority of which were employed in network operations, sales and marketing and information technology, and recorded a $2.9 million restructuring charge related to involuntary termination severance liabilities. These employees were notified of their termination of employment in the second quarter of 2002 and the employment of the majority of the notified employees was terminated by June 30, 2002. As of September 30, 2002, the remaining restructuring accrual was $84.5 million, which relates primarily to payments due to landlords on exited, leased facilities. The restructuring accrual has decreased from $125.8 million as of December 31, 2001 primarily due to payments associated with exited lease facilities.

6.  OPERATING SEGMENTS

     The Company operates its business as one communications segment. The Company classifies its products and services revenues offered by its communications services segment into voice services, data services, integrated voice and data services, and other services (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Voice services	$158,003	$161,546	$501,196	$440,387
Data services	109,892	152,679	364,283	443,866
Integrated voice and data services	33,426	16,386	93,765	28,514
Other services	205	867	1,167	2,797

Total revenue	$301,526	$331,478	$960,411	$915,564

7.  COMPREHENSIVE LOSS

     Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments from the Company’s former European operations, which were sold in February 2002. The following table reflects the Company’s calculation of comprehensive loss for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss applicable to common shares	$(695,209)	$(50,752)	$(3,180,539)	$(1,034,026)
Other comprehensive (gains) loss:
Net unrealized (gains) losses and foreign currency translation adjustments	833	14,078	(7,555)	28,557
Less: Net realized (gains) losses transferred to current period earnings	—	4,891	—	4,891

Comprehensive loss	$(694,376)	$(31,783)	$(3,188,094)	$(1,000,578)

8.   RELATED PARTY TRANSACTIONS

     The Company provides telecommunications services to Nextel Communications, Inc. (“Nextel”) and McLeodUSA (“McLeod”) and purchases various services from both Nextel and McLeod. For the year ended December 31, 2001, the Company paid Nextel $6.2 million and paid McLeod $8.4 million for services received and recognized revenue of $27.6 million and $7.1 million, respectively, for services provided to Nextel and McLeod. The following table summarizes the Company’s transactions with Nextel and McLeod (dollars in thousands):

	Revenue Recognized for the		Revenue Recognized for the		Payments for the Three		Payments for the Nine
	Three Months Ended September 30,		Nine Months Ended September 30,		Months Ended September 30,		Months Ended September 30,

	2002	2001	2002	2001	2002	2001	2002	2001

McLeod	$70	$151	$303	$576	$753	$148	$1,567	$4,591
Nextel	$12,860	$3,872	$50,016	$13,680	$590	$1,800	$2,139	$4,670

     The following amounts are outstanding as a result of the Company’s transactions (dollars in thousands):

	Accounts Receivable as of		Accounts Payable as of
	September 30,		September 30,

	2002	2001	2002	2001

McLeod	$11	$759	$33	$—
Nextel	$10,634	$4,706	$1,548	$1,026

9. COMMITMENTS AND CONTINGENCIES

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

     In addition, state court lawsuits filed in New York and Delaware alleged that the members of the Company’s board of directors breached certain fiduciary duties in connection with the proposed investments by the Investors, and that the Investors aided and abetted the directors with respect to such alleged breaches. In July 2002, the Company entered into a settlement agreement pursuant to which the plaintiff class would dismiss and release all claims and causes of action. In exchange for this release, the Company agreed that the plaintiff class would share in any recovery from the Investors with respect to the Stock Purchase Agreement, which would include the $25.0 million payment that would be made to XO Parent pursuant to the Settlement Agreement. The settlement with the plaintiff class also provides for the grant of certain rights to the plaintiff class with respect to any offering of rights to purchase common equity under the Stand-Alone Reorganization. The settlement with the plaintiff class has been approved by the Bankruptcy Court and the dismissal of all claims with prejudice by the plaintiff class has been approved by both state courts.

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

     Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk exist primarily in its trade receivables. Although the Company’s trade receivables are geographically dispersed and include customers in many different industries, a portion of the Company’s revenue is generated from services provided to other telecommunications service providers. Several of these companies have recently filed for protection under Chapter 11 of the Bankruptcy Code. The Company believes that its established valuation and credit allowances are adequate as of September 30, 2002 to cover these risks.

     Prepaid Calling Card Tax Matter

     On July 26, 2002, the Company was advised by the staff of the Commission that it was conducting an informal inquiry primarily relating to the Company’s obligations with respect to, and its accrual of liabilities for, specified federal excise and state sales tax and similar tax obligations arising in connection with prepaid calling card services and relating to certain other matters. Sales from prepaid calling card services that are potentially subject to these taxes accounted for approximately $56 million of the Company’s total revenues from 1999, when the Company began providing these services, through June 30, 2002. The Company believes that its accounting for these potential tax obligations is appropriate and that its accruals of liabilities relating to these obligations are adequate.

     Going Concern

     The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s independent accountants as of December 31, 2001, Arthur Andersen LLP, issued a going concern opinion qualification in its report on the Company’s financial statements for the year ended December 31, 2001. The Company had incurred recurring operating losses and negative cash flows from operating activities and XO Parent had defaulted on its debt obligations. These financial issues raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon a number of factors including, but not limited to, the Bankruptcy Court’s approval of, and the Company’s implementation of the Plan of Reorganization, customer and employee retention, and the Company’s continued ability to provide high quality services. If the Stand-Alone Reorganization is not approved and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery the Company’s secured and unsecured creditors would receive in such a liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company was forced to liquidate.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We provide a comprehensive array of voice and data communications services. Our voice services include bundled local and long distance, interactive voice response and shared tenant services. Our data services include Internet access, private data networking, including dedicated transmission capacity on our networks, virtual private network services and Ethernet services, and hosting services. We also combine many of these services in flat rate service packages.

     To serve our customers’ broad and expanding telecommunications needs, we operate a network comprised of a series of rings of fiber optic cables located in the central business districts of numerous metropolitan areas, which we refer to as metro fiber networks, that are connected primarily by a network of numerous dedicated wavelengths on fiber optic cables, which we refer to as an intercity network. By integrating these networks with advanced communications technologies, we are able to provide a comprehensive array of communications services entirely over a network that we own or control, from the initiation of the voice or data transmission to the point of termination, which we refer to as end-to-end service. This capability enables us to provide communication services between customers connected to our network and among customers with multiple locations entirely over our network.

     To develop these networks, we have assembled a collection of metro and intercity network assets in the United States, substantially all of which we own or control, making us a facilities-based carrier. These network assets incorporate state-of-the-art fiber optic cable, dedicated wavelengths and transmission equipment and fixed wireless spectrum and equipment capable of carrying high volumes of data, voice, video and Internet traffic. We operate 37 metro broadband fiber optic networks in 22 states and the District of Columbia, including 25 of the 30 largest metropolitan areas in the U.S. We have constructed or acquired many of these metro networks, which consist of up to 432 strands of fiber optic cable and, in some cases, additional empty fiber conduits. For our intercity network, we have acquired dedicated, high-capacity wavelengths on fiber optic cables, onto which we have deployed our own switching, routing and optical equipment, thereby giving us greater control over the transmission of voice and data information. We also hold indefeasible exclusive rights to use additional facilities, including unlit fiber optic strands, on the routes served by our intercity networks pursuant to arrangements with Level 3 Communications, Inc. In July 2002, we agreed to modify certain of these arrangements. The effectiveness of these modifications is subject to the satisfaction of specified conditions. For a discussion of these arrangements with Level 3, see “Intercity Network Agreements” below.

     The Chapter 11 proceedings discussed below have not disrupted our ability to operate our networks or provide our services to new and existing customers, but they have, in addition to other factors, had an impact on our ability to maintain historical revenue growth levels.

Recent Events

     Bankruptcy Proceeding

     On June 17, 2002, or the Petition Date, XO Communications, Inc., the holding company that owns and operates our more than 60 operating subsidiaries, and which we refer to as XO Parent, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court, as part of the balance sheet recapitalization process that we commenced in November 2001. Concurrent with the Chapter 11 filing, XO Parent filed a proposed plan of reorganization, which we refer to as the Plan of Reorganization, with the Bankruptcy Court that included two alternative restructuring scenarios. None of the operating subsidiaries are debtors in the Chapter 11 proceedings.

     The first of the two reorganization alternatives in the Plan of Reorganization, the Forstmann Little/Telmex Investment as defined below, would have implemented the transactions contemplated by the Stock Purchase Agreement, dated January 15, 2002, with XO Parent, and two investment partnerships affiliated with Forstmann Little & Co., Forstmann Little & Co. Equity Partnership-VII, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., and Télefonos de México S.A. de C.V. We refer to the Forstmann Little & Co. investment partnerships and Télefonos de México S.A. de C.V. collectively as the Investors. We refer to the transactions contemplated by the Stock Purchase Agreement as the Forstmann Little/Telmex Investment.

     On October 13, 2002, XO Parent agreed with each of the Investors to mutually terminate the Stock Purchase Agreement and to settle any potential claims relating to the agreement or its termination. Under the terms of the settlement agreement, the Stock Purchase Agreement will be deemed terminated, the Investors each will pay XO $12.5 million, or a total of $25.0 million, and all parties will release any claims they may have relating to the Stock Purchase Agreement. We have scheduled a hearing with the Bankruptcy Court for November 15, 2002 to consider the approval of the settlement agreement. Pursuant to the Settlement Agreement, the Investors have been deemed to have delivered a notice to XO Parent reflecting their election to terminate the Stock Purchase Agreement based on the Investors’ determination that specified conditions in the Stock Purchase Agreement had not been and could not be met, following relief granted by the Bankruptcy Court necessary to allow such notice to be delivered.

     Based on the execution of the settlement agreement and delivery of the termination notice described above, XO Parent has concluded that the Investors will not complete the transactions contemplated by the Stock Purchase Agreement. Based on this assessment, XO Parent is proceeding with the second alternative in its Plan of Reorganization, the stand-alone alternative, which we refer to as the Stand-Alone Reorganization, that XO Parent included as part of its Plan of Reorganization as a contingency plan in the event that the Forstmann Little/Telmex Investment was not consummated. As part of this process, XO Parent will withdraw the Forstmann Little/Telmex Investment alternative, which the Bankruptcy Court confirmed on August 26, 2002, and seek confirmation by the Bankruptcy Court of the Stand-Alone Reorganization. The Bankruptcy Court has scheduled a hearing for confirmation of the Stand-Alone Reorganization on November 15, 2002.

     XO Parent believes that entities controlled by Carl C. Icahn and the Official Committee of Unsecured Creditors appointed in XO Parent’s bankruptcy case, which we refer to as the Creditors Committee, have reached agreement and approved the terms of various plan supplement documents and agreements filed with the U.S. Bankruptcy Court for the Southern District of New York that would take effect upon implementation of the Stand-Alone Reorganization. Entities controlled by Mr. Icahn hold approximately 85% of the principal amount of XO Parent’s $1.0 billion senior secured credit facility, which we refer to as the Facility, and more than $1.3 billion of principal amount of XO’s senior unsecured notes. We expect that, based upon the agreement reached on the plan supplement documents and agreements, neither these Icahn controlled entities nor the Creditors Committee, which represent the most significant creditor constituencies in the XO Parent Chapter 11 proceedings, will object to the confirmation of the Stand-Alone Reorganization. Neither of these parties has filed such an objection with the Bankruptcy Court as of November 8, 2002, the deadline for creditors and other interested parties to object to confirmation of the plan.

     Under the Stand-Alone Reorganization, XO Parent expects that the $1.0 billion in principal outstanding under the Facility plus accrued interest will be converted into the following securities:

•	95% of the outstanding equity of reorganized XO; and

•	$500.0 million in principal amount of junior secured loans with required principal payments occurring later than provided in the Facility and no cash interest payments required by reorganized XO until it achieves specified financial targets.

In addition:

•	nontransferable rights to purchase $200.0 million (subject to increase as described below) of reorganized XO’s common stock, at $5.00 per share, would be granted to holders of XO Parent’s senior unsecured notes and XO Parent’s general unsecured creditors, and if not fully subscribed by these holders and creditors, to holders of XO Parent’s subordinated convertible notes and preferred and common stock;

•	to the extent that rights to purchase reorganized XO’s common stock with an aggregate exercise price of less than $16.7 million are made available to existing holders of XO Parent’s class A common stock, additional rights will be issued to these holders such that rights with an aggregate exercise price of $16.7 million are made available to such holders; and

•	to the extent such rights are not exercised, reorganized XO would be permitted to obtain a senior secured exit facility of up to $200.0 million.

     In addition, based on the level of support for the Stand-Alone Reorganization received from holders of XO Parent’s senior unsecured notes and XO Parent’s general unsecured creditors in the Plan of Reorganization confirmation process, XO Parent expects that such note holders and general unsecured creditors collectively will receive, among other consideration:

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

     We have commenced the process of seeking the regulatory approvals required to complete the Stand-Alone Reorganization. We believe that the receipt of these regulatory approvals and the confirmation of the Stand-Alone Reorganization by the Bankruptcy Court are the two most significant steps that we must accomplish before the reorganization can be completed and XO Parent can emerge from bankruptcy.

     Consummation of the Stand-Alone Reorganization will result in all equity interests in XO Parent, including its class A common stock, being cancelled and discharged and the holders of such equity securities would not receive any distribution under the Stand-Alone Reorganization. However, the Stand-Alone Reorganization does provide that the current holders of common stock will be allowed to participate in the rights offering discussed above.

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

     We conduct our operations through direct and indirect subsidiaries of XO Parent. While XO Parent has been in the reorganization process under Chapter 11 of the Bankruptcy Code, our subsidiaries have continued to operate in the ordinary course of business, and we expect them to continue to do so through completion of the Chapter 11 proceedings. None of the operating subsidiaries are debtors in the Chapter 11 proceedings. Bankruptcy Court approval of our Plan of Reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements.

     Due to XO Parent’s Chapter 11 filing, our financial statements have been prepared in accordance with AICPA Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” hereinafter referred to as SOP 90-7. As such, the financial statements for the periods presented distinguish transactions and events that are directly associated with our reorganization from our ongoing operations. Based on the current terms of the Stand-Alone Reorganization, we believe we would qualify for and be required to implement the “Fresh Start” accounting provisions of SOP 90-7 upon emergence from bankruptcy, which would establish a “fair value” basis for the carrying value of the assets and liabilities of reorganized XO. We expect that the implementation of Fresh Start accounting would result in a substantial reduction in the carrying amount of our long-lived assets, including property and equipment, fixed wireless licenses, other intangible assets and other non-current assets. Specifically, if the Stand-Alone Reorganization is confirmed and ultimately consummated, we estimate that the fair value of our long-lived assets for the purposes of SOP 90-7 would be approximately $1.0 billion.

     Intercity Network Agreement

     On August 8, 2002, we entered into a Master Agreement with Level 3 Communications, Inc., which amends various agreements related to XO’s acquisition of fiber networks in the United States from Level 3 and the recurring maintenance thereon. Beginning on January 1, 2003 and continuing over the remaining term of the initial agreement, Level 3 will reduce the operating and maintenance fees as well as fiber relocation charges from approximately $17.0 million annually to a fixed rate of $5.0 million annually. In exchange for this reduction and certain other concessions, upon closing, we will surrender our indefeasible right to use an empty conduit and six of the 24 fibers previously acquired from Level 3.

Closing of these transactions is subject to several conditions, including regulatory and Bankruptcy Court approvals. The Bankruptcy Court approved the Master Agreement on September 27, 2002. Either party may terminate the Master Agreement if these transactions do not close by February 28, 2003. Because we have committed to this plan of disposal and believe that consummation of the transaction contemplated by the Master Agreement is probable, we recorded a $477.3 million non-cash write-down of these assets during the third quarter of 2002. Pursuant to applicable accounting principles, the write-down is based on the book value of the surrendered facilities and does not reflect the future benefits to be received by us under the Master Agreement. As discussed above, we expect to implement the “Fresh Start” accounting provisions of SOP 90-7 upon emergence from bankruptcy which will result in a further reduction in the carrying value of the fiber networks previously acquired from Level 3.

     Prepaid Calling Card Tax Matter

     On July 26, 2002, we were advised by the staff of the Securities and Exchange Commission that it was conducting an informal inquiry primarily relating to our obligations with respect to, and our accrual of liabilities for, specified federal excise and state sales tax and similar tax obligations arising in connection with prepaid calling card services and relating to certain other matters. Sales from prepaid calling card services that are potentially subject to these taxes accounted for approximately $56 million of our total revenues from 1999, when we began providing these services, through June 30, 2002. We believe that our accounting for these potential obligations is appropriate and that our accruals of liabilities relating to these obligations are adequate.

New Accounting Pronouncement

     In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”). SFAS No. 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with respect to the rescission of SFAS No. 4 and for transactions occurring after May 15, 2002, with respect to provisions related to SFAS No. 13. We have recognized extraordinary gains from debt extinguishments in 2001 and believe that the classification of such gains as extraordinary items will change under SFAS No. 145 effective as of the first quarter of 2003.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. We intend on applying the provisions of SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002.

Comparison of Financial Results

Three and Nine Months Ended September 30, 2002 versus Three and Nine Months Ended September 30, 2001

     All of the discussions below regarding our expectations with respect to future periods, particularly with respect to revenue and operating expenses, are predicated on the assumption that the Plan of Reorganization will be confirmed by the Bankruptcy Court and subsequently consummated in the near term, and, therefore, should be read in conjunction with all of the substantial risks and uncertainties surrounding any such transaction, as well as uncertainties with respect to general economic conditions and the telecommunications industry. For a discussion of some of these risks and uncertainties, see “Risks and Uncertainties” below.

     Revenue. Total revenue for the nine months ended September 30, 2002 increased 4.9% to $960.4 million from $915.6 million in the same period of 2001. This increase is in large measure the result of the penetration of enhanced products to new and existing customers in 2002. Total revenue in the third quarter of 2002 decreased 9.0% to $301.5 million from $331.5 million in the third quarter of 2001. This decrease is primarily attributed to the effects of customer churn, lower demand from large customers due to reductions in those customers’ telecommunications capacity needs, large customer bankruptcies, particularly by carrier customers, and the February 2002 sale of our European operations. Lower growth in customer additions and expansions of service provided to existing customers, in part as a result of the uncertainty regarding XO Parent’s ability to successfully emerge from bankruptcy, prevented us from completely offsetting the effects described above. We believe that total revenue in the near term will remain relatively stable. Assuming that the Stand-Alone Reorganization is confirmed by the Bankruptcy Court and XO Parent emerges from bankruptcy in late 2002, and no significant further deterioration of industry or general economic conditions, we expect modest revenue growth to resume in the second half of 2003.

     Revenue was earned from providing the following services (dollars in thousands):

		Three Months Ended September 30,

	2002	% of Revenue	2001	% of Revenue	% Change

Voice services	$158,003	52.4%	$161,546	48.7%	(2.2%)
Data services	109,892	36.4%	152,679	46.1%	(28.0%)
Integrated voice and data	33,426	11.1%	16,386	4.9%	104.0%
Other services	205	0.1%	867	0.3%	(76.4%)

Total revenue	$301,526	100.0%	$331,478	100.0%	(9.0%)

		Nine Months Ended September 30,

	2002	% of Revenue	2001	% of Revenue	% Change

Voice services	$501,196	52.2%	$440,387	48.1%	13.8%
Data services	364,283	37.9%	443,866	48.5%	(17.9%)
Integrated voice and data	93,765	9.8%	28,514	3.1%	228.8%
Other services	1,167	0.1%	2,797	0.3%	(58.3%)

Total revenue	$960,411	100.0%	$915,564	100.0%	4.9%

     Voice services revenue includes revenue from bundled local and long distance voice services, prepaid calling card processing, and other voice communications based services, including shared tenant services, interactive voice response services and stand-alone long distance services. Voice services revenue in the third quarter of 2002 decreased to $158.0 million from $161.5 million in the third quarter of 2001 primarily due to lower FCC mandated rates for Carrier Access Billing effective late July 2002, and major customer bankruptcies. This decrease was partially offset by growth in voice services sold to carriers. Voice services revenue for the nine months ended September 30, 2002 increased to $501.2 million from $440.4 million in the same period of 2001. This increase is primarily due to our targeting of larger business customers and the growth in voice services sold to carriers. This growth was somewhat mitigated by customer bankruptcies and churn. We believe that voice services revenue in the near term will remain relatively stable. Assuming the Stand-Alone Reorganization is confirmed by the Bankruptcy Court and XO Parent emerges from bankruptcy in late 2002, we expect modest revenue growth in voice services to resume in the second half of 2003.

     Data services revenue includes revenue from Internet access, network access and applications hosting services. Data services revenue in the third quarter of 2002 decreased to $109.9 million from $152.7 million in the third quarter of 2001. For the nine months ended September 30, 2002, data revenue decreased to $364.3 million from $443.9 million in the same period of 2001. The decreases during both periods were primarily attributable to customer bankruptcies, customer churn, lower demand from large customers due to reductions in those customers’ data capacity needs, as well as the February 2002 sale of our European operations. In the near term, we expect data services revenue to remain relatively constant or decline slightly. Assuming the Stand-Alone Reorganization is confirmed by the Bankruptcy Court and XO Parent emerges from bankruptcy late in 2002, we expect modest revenue growth in data services revenue to resume in the second half of 2003.

     Integrated voice and data services revenue is generated largely from our XOptions product, a flat-rate bundled package offering a combination of voice and data services, which was added to our product portfolio in the fourth quarter of 2000. Integrated voice and data services revenue in the third quarter of 2002 increased to $33.4 million from $16.4 million in the third quarter of 2001. For the nine months ended September 30, 2002, integrated voice and data services revenue increased to $93.8 million from $28.5 million in the same period of 2001. The increase is primarily attributable to the success of our XOptions service offering. We expect that the rate of growth of integrated voice and data services revenue will slow in the near term, but experience stronger growth in the second half of 2003, assuming that the Stand-Alone Reorganization is confirmed by the Bankruptcy Court and XO Parent emerges from bankruptcy late in 2002.

     Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,

	2002	% of Revenue	2001	% of Revenue	% Change

Costs and expenses:
Cost of service	$126,215	41.9%	$138,100	41.7%	(8.6%)
Selling, operating and general	175,030	58.0%	246,864	74.5%	(29.1%)
Reorganization	25,407	8.4%	—	NM	NM
Restructuring and asset write-downs	477,250	158.3%	189,137	57.1%	152.3%
Stock-based compensation	8,776	2.9%	9,230	2.8%	(4.9%)
Depreciation and amortization	187,256	62.1%	295,432	89.1%	(36.6%)

Total	$999,934		$878,763		13.8%

NM — Not Meaningful

	Nine Months Ended September 30,

	2002	% of Revenue	2001	% of Revenue	% Change

Costs and expenses:
Cost of service	$400,928	41.7%	$375,936	41.1%	6.6%
Selling, operating and general	568,533	59.2%	740,959	80.9%	(23.3%)
Reorganization	95,553	9.9%	—	NM	NM
Restructuring and asset write-downs	480,168	50.0%	189,137	20.7%	153.9%
Stock-based compensation	26,762	2.8%	27,857	3.0%	(3.9%)
Depreciation and amortization	516,455	53.8%	849,626	92.8%	(39.2%)

Total	$2,088,399		$2,183,515		(4.4%)

NM — Not Meaningful

     Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. Cost of service for the three and nine months ended September 30, 2002 increased slightly as a percentage of revenue versus the comparable periods in 2001. For the nine months ending September 30, 2002, voice and integrated services revenue increased as a percentage of total revenue resulting in lower margins as these services are more likely to utilize leased versus owned network facilities to terminate calls. In addition, customer bankruptcies have, in some instances, resulted in losses of high margin on-net services. During the three and nine months ending September 30, 2002, cost optimization programs to reduce expenses associated with leased network facilities helped to offset the impact of the change in product mix and the reduction in revenue due to customer bankruptcies. We expect cost of service as a percentage of revenue to remain relatively constant, with slight fluctuations corresponding to the trends in revenue, product mix and the impact of customer bankruptcies.

     Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense in the third quarter of 2002 was $175.0 million compared to $246.9 million in the third quarter of 2001. For the nine months ended September 30, 2002, selling, operating, and general expense was $568.5 million compared to $741.0 million for the same period in 2001. The decrease in both absolute dollars and as a percentage of revenue was due to efficiencies resulting from the centralization of many functions, cost reduction and restructuring initiatives that included significant head count reductions and the February 2002 sale of our European operations. We expect selling, operating and general expense to be flat or to decline slightly in absolute dollars and as a percentage of revenue.

     Reorganization. Reorganization expenses include adjustments to our financial position and professional service fees that are a direct result of our Chapter 11 filing and our application of the accounting required by SOP 90-7. For the three months ended September 30, 2002, the $25.4 million of expense included net losses on the rejection of contracts and post-petition professional fees for bankruptcy services. For the nine months ended September 30, 2002, the $95.6 million of expense included (i) non-cash charges for issuance costs, discounts and purchase accounting adjustments to adjust the historical carrying amounts of our Facility and senior unsecured notes to the estimated allowed claim amount by the Bankruptcy Court, (ii) deferred professional fees associated with our Plan of Reorganization that were written off as of the Petition Date (iii) post-petition professional fees for bankruptcy services and (iv) the net losses on the rejection of contracts.

     Restructuring and asset write-downs. Restructuring and asset write-downs were $477.3 million and $480.2 million, respectively, for the three and nine months ended September 30, 2002, and $189.1 million for both the three and nine months ended September 30, 2001. During the third quarter of 2001, we incurred restructuring charges of $189.1 million due to our plan to restructure certain of our business operations which included reductions of our discretionary spending, capital expenditures and workforce based on our assessment of current and future market conditions. In the second quarter of 2002, we continued to restructure our operations and reduced our workforce by approximately 350 additional employees, the majority of which were employed in network operations, sales and marketing and information technology, and recorded a $2.9 million restructuring charge related to the involuntary termination severance liability. The employment of the majority of the notified employees was terminated by June 30, 2002. As discussed above in Recent Events, we recorded a $477.3 million non-cash asset write-down during the third quarter of 2002 as a result of our entering into an agreement with Level 3 that will amend various agreements with Level 3 relating to our intercity fiber network facilities.

     Stock-based compensation. Stock-based compensation expense represents non-cash charges recorded in connection with the grant of compensatory stock options and restricted stock to employees whose compensation is included in selling, operating and general expense. Compensation expense is recognized over the vesting periods of such grants based on the excess of the fair value of the common stock at the date of grant (determined by reference to the market price on that date) over the exercise price. Stock-based compensation of $8.8 million in the third quarter of 2002 was consistent with the $9.2 million recorded in the third quarter of 2001. For the first nine months of 2002, stock-based compensation of $26.8 million was consistent with the $27.9 million for the first nine months of 2001. Assuming we complete our Plan of Reorganization and implement Fresh Start accounting, we would eliminate the carrying value of deferred compensation and the related stock-based compensation expense. Post reorganization, stock-based compensation expense would relate only to new grants of compensatory stock options and restricted stock, if any.

     Depreciation and amortization. We have constructed and integrated end-to-end facilities-based networks in the United States, consisting of metro fiber networks and fixed wireless connections. As we launched and expanded services and more assets were placed into service, we also increased our obsolescence expense, both of which caused depreciation expense to increase to $161.0 million for the third quarter of 2002 from $116.5 million for the third quarter of 2001 and to $437.5 million for the first nine months of 2002 from $316.2 million in the first nine months of 2001. Assuming we complete the Stand-Alone Reorganization and implement Fresh Start accounting, we would expect to adjust the carrying value of our property and equipment to its estimated fair value which we estimate to be significantly lower than historical cost due to competitive market conditions and technological advancements. Accordingly, we would expect depreciation expense to decrease significantly to the extent that Fresh Start accounting is applied to the Company upon completion of our Plan of Reorganization. As of September 30, 2002, we had approximately $728.5 million of long-lived assets, including construction-in-progress and certain fixed wireless licenses that are not currently ready for their intended use and accordingly, are not currently being depreciated or amortized.

     Amortization expense includes the amortization of fixed wireless licenses and other intangible assets with definite lives and, for 2001, also includes the amortization of goodwill. Amortization expense decreased to $26.3 million for the third quarter of 2002 from $178.9 million in the third quarter of 2001, and it decreased to $79.0 million for the first nine months of 2002 from $533.4 million for the first nine months of 2001. This significant decrease is primarily due to our implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and the resulting write-off of all our goodwill as of January 1, 2002. Additionally, assuming we complete the Stand-Alone Reorganization and implement Fresh Start accounting, we would expect to significantly reduce the carrying value of our fixed wireless licenses and other intangible assets to their estimated fair values. Accordingly, we would expect amortization expense to further decrease in those circumstances.

     Interest income. Interest income in the third quarter of 2002 decreased to $3.8 million from $15.0 million in the third quarter of 2001. For the nine months ended September 30, 2002, interest income decreased to $13.6 million from $71.9 million in the first nine months of 2001. The decrease in interest income corresponds to the decrease in our average cash and marketable securities balances and a reduction in interest rates. The amount of interest income attributable to increased cash balances during the bankruptcy proceedings was not material.

     Interest expense, net. Interest expense in the third quarter of 2002 decreased to $0.6 million from $115.8 million in the third quarter of 2001. For the nine months ended September 30, 2002, interest expense decreased to $225.8 million from $350.2 million in the first nine months of 2001. Interest expense decreased for the three and nine months ended September 30, 2002 because we ceased accruing interest and penalties on our senior unsecured and subordinated notes as of the Petition Date and ceased accruing interest expense on the Facility as of July 1, 2002. The contractual interest amounts reflected on the accompanying condensed consolidated statement of operations represent the interest expense that would have been accrued under the relevant financing agreements had we not ceased accruing interest as described above.

     Other income (loss), net. Other income (loss), net was zero in the third quarter of 2002, and a net loss of $86.6 million in the third quarter of 2001. For the nine months ending September 30, 2002 and 2001, we recorded a net loss of $0.2 million and $93.0 million, respectively. The 2001 balances include an $87.0 million write-down for an other than temporary decline on the value of certain available-for-sale and equity method investments, which was recorded in the third quarter of 2001.

     Net loss before extraordinary gain and cumulative effect of accounting change. Net loss before extraordinary gain and cumulative effect of accounting change in the third quarter of 2002 improved to $695.2 million from a net loss before cumulative effect of accounting change of $734.7 million in the third quarter of 2001, and improved to a net loss of $1,340.4 million for the first nine months of 2002 from a net loss of $1,639.3 million in the first nine months of 2001 due to the foregoing factors.

     Extraordinary gain on early extinguishments of debt, net. In the third quarter of 2001, we recorded an extraordinary gain totaling $335.7 million related to our repurchase of $547.3 million of senior notes at a substantial discount from their respective face values.

     Cumulative effect of accounting change. We performed the newly required impairment tests of goodwill as required by SFAS No. 142 as of January 1, 2002. Based on these tests, we recorded a $1,876.6 million impairment charge to write-off all of our goodwill as a cumulative effect of accounting change during the first quarter of 2002.

     Net loss. Net loss in the third quarter of 2002 was $695.2 million, compared to a net loss of $398.9 million in the third quarter of 2001, and was $3,217.0 million for the first nine months of 2002, compared to $1,303.5 million in the first nine months of 2001. The increases in our net loss for the comparable three and nine month periods were due to the foregoing factors.

     Recognition of preferred stock modification fee-reorganization item. We had been periodically recognizing a deferred modification fee on our preferred stock. As our preferred stock is deemed subject to compromise under SOP 90-7, the remaining $81.5 million unamortized balance of this deferred modification fee was recognized as of the Petition Date.

     Other preferred stock reorganization items, net. Because our preferred stock is deemed subject to compromise under SOP 90-7, as of the Petition Date, we wrote off certain unamortized issuance costs and recognized certain purchase accounting adjustments related to the preferred stock which netted a $2.8 million charge during the nine month period ended September 30, 2002.

     Gain on repurchase of preferred stock, net. In the third quarter of 2001, we recorded a net gain totaling $376.9 million related to our repurchase of $472.6 million in liquidation preference of our preferred stock at a substantial discount from their respective carrying amounts.

     Preferred stock dividends and accretion of preferred stock redemption obligation, net. As our preferred stock is deemed subject to compromise under SOP 90-7, we have ceased accruing dividends and accreting the redemption obligation on all of our outstanding preferred stock as of our Petition Date. As a result, we recorded no preferred stock dividends during the third quarter of 2002 as compared to a $28.7 million net expense in the third quarter of 2001. This also caused the net expense to decrease to $42.3 million for the first nine months of 2002 from $107.4 million for the first nine months of 2001. The contractual dividend amounts reflected on the accompanying condensed consolidated statement of operations represent the dividends that would have been accrued under the terms of our preferred stock had we not ceased accruing such dividends as described above.

     Net loss applicable to common shares. Net loss applicable to common shares in the third quarter of 2002 was $695.2 million versus a net loss of $50.8 million in the third quarter of 2001, and was $3,180.5 million for the first nine months of 2002 versus $1,034.0 million in the first nine months of 2001 due to the foregoing factors.

Other Operating Data

     EBITDA. EBITDA is not a measure under generally accepted accounting principles but rather is a measure employed by management to view operating results adjusted for major non-cash and unusual or infrequent items. EBITDA for the presented periods, as defined by XO, represents loss from operations adjusted for: reorganization, restructuring and asset write-downs, stock-based compensation, and depreciation and amortization expenses. The table below summarizes EBITDA (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

EBITDA	$281	$(53,486)	$(9,050)	$(201,331)

     EBITDA has improved for the three and nine months ending September 30, 2002 over comparable periods in 2001, primarily due to the decrease in selling, operating and general expenses as a result of our operating cost reductions as discussed above. EBITDA for the third quarter of 2002 was $0.3 million versus an EBITDA loss of $53.5 million in the third quarter of 2001 and EBITDA was a loss of $9.1 million for the nine months ending September 30, 2002 as compared to an EBITDA loss of $201.3 million for the nine months ended September 30, 2001. Based on the discussion above, we expect EBITDA to be relatively stable in the near term, and to grow modestly as revenue grows.

Liquidity and Capital Resources

     Our goal is to provide our customers complete, integrated, end-to-end voice and data network applications and services primarily through networks that we own or control. Initially, this strategy has increased our operating losses by requiring us to incur significant costs and to make substantial capital investments before we realize related revenue. Consequently, our business is capital-intensive and, as such, has required substantial capital and will require additional capital investment to bring our operations to profitability on a company-wide basis. We expect to incur negative cash flows from operating and investing activities until we are able to establish an adequate customer base.

     Reorganization Overview and Liquidity Assessment

     As described in the 2001 Annual Report, in light of conditions in the capital markets and our funding needs, XO took a number of steps during 2001 to conserve cash on hand. However, conditions in the capital markets for telecommunications companies continued to deteriorate, and, in late 2001, we determined that, in light of the substantial declines in market valuation suffered by telecommunications service providers throughout the industry in 2001, we would be unable to obtain the additional funding needed to conduct our business plan without a significant balance sheet reorganization.

     In order to complete any proposed recapitalization, we found it necessary for XO Parent to file a voluntary petition for relief on June 17, 2002 under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. Concurrent with its Chapter 11 filing, XO Parent submitted a proposed Plan of Reorganization, which is discussed in detail in the Overview section above and in note 2 to the accompanying condensed consolidated financial statements. If the Plan of Reorganization is ultimately approved by the Bankruptcy Court and implemented by XO, we anticipate that XO Parent would:

•	emerge from bankruptcy with significant reductions of its existing debt and interest obligations and the elimination of its preferred stock and dividend obligations;

•	have sufficient cash to fund its business operations, at least in the near term, pending any unforeseen future events or further deterioration in the U.S. economy and the ability under the junior secured credit facility referred to below to incur additional senior secured debt in certain circumstances; and

•	have a $500 million junior secured credit facility in place with financial covenants generally more favorable than those included in our existing secured credit facility, with maturity and principal repayment terms modified so that required principal payments are deferred by approximately two years when compared to the existing facility, and interest payment terms modified so that no cash interest payments are required to be made by reorganized XO until it achieves specified financial targets.

     The $500 million junior secured credit facility will become effective upon consummation of the Stand-Alone Reorganization. The maturity date of the term loans under the junior facility, and the date at which automatic and permanent quarterly reductions of the term notes commences, are dependent on the date that the Stand-Alone Reorganization is consummated. Nevertheless, the maturity date of the term loans will be no sooner that March 31, 2009, and the date that automatic and permanent quarterly reductions of the term loans commences will be no sooner than June 30, 2007, representing an extension of approximately two years when compared to the terms of the existing Facility. The security for the junior secured credit facility consists of the stock of certain of our subsidiaries, all asset of XO and all assets of certain of XO’s subsidiaries. The junior facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to minimum cash balance and EBITDA requirements and maximum capital expenditures.

     We are not required to pay accrued interest on the term loans under the junior secured credit facility in cash until we meet certain financial ratios, unless we make a prior election to begin paying interest in cash or, at our request, lenders who hold a majority of the principal amount outstanding under the junior facility specify a later date. The term loans under the junior secured credit facility bear interest, at our option, at an alternate base rate, as defined, or reserve-adjusted London Interbank Offered Rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. Under certain circumstances, the junior secured credit facility permits us to obtain a senior secured facility of up to $200.0 million.

     We continue to focus on minimizing our cash burn rate and preserving cash and marketable securities and have reduced the rate at which we use cash. For the past nine months, the reduction in the rate at which we use our cash has been accomplished by:

•	significantly reducing our capital requirements largely due to the completion of several significant technology and network enhancements projects and decreases in success-based capital spending,

•	ceasing to pay interest on the Facility and our senior and subordinated unsecured notes and dividends on our preferred stock;

•	implementing a series of expense reduction and cash conservation initiatives, which have resulted in the reduction of selling, operating and general expenses in both absolute dollars and as a percentage of revenue; and

•	improving working capital mainly through aggressive collections of our outstanding accounts receivable and, to a lesser extent, deferred payment of XO Parent’s prepetition liabilities.

     Our balance of cash and marketable securities increased slightly to $554.5 million at September 30, 2002 from $535.9 million at June 30, 2002. This increase primarily resulted from positive working capital contributions from our collection of accounts receivable and from the deferral or avoidance of XO Parent’s obligation to pay certain expenses as a result of the bankruptcy proceeding. Also contributing to the reduced cash burn rate in the third quarter was the fact that XO Parent ceased paying interest on the Facility at the end of the second quarter. Following completion of the Stand-Alone Reorganization and upon XO Parent’s emergence from bankruptcy, we expect that our balance of cash and marketable securities will decline over future periods as a result of capital expenditures, including capital expenditures related to new business, and the use of cash to meet working capital requirements.

     Under our current assumptions with respect to future operations, including nonpayment of interest and dividends during the reorganization process and the assumption that the Stand-Alone Reorganization is implemented substantially as currently contemplated in late 2002, we estimate that the $554.5 million of cash and marketable securities on hand as of September 30, 2002 will be sufficient to fund our operations for the remainder of 2002 and throughout 2003.

     If XO Parent is unable to implement the Stand-Alone Reorganization, there can be no assurance that XO Parent will be able to develop and implement a viable reorganization plan. If the process for implementing the Stand-Alone Reorganization or any other such plan is delayed, we may experience difficulty in retaining customers which could, in turn, result in more significant revenue declines that would adversely impact our liquidity and reduce the time period for which our existing cash and marketable securities would fund our operations. If the Stand-Alone Reorganization is not completed, and if we are not able to develop and implement a feasible alternative reorganization transaction, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery our secured and unsecured creditors would receive in such a liquidation.

     Credit Risk

     Financial instruments that potentially subject XO to concentrations of credit risk consist primarily of trade receivables. Although our trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. Several of these companies have recently filed for protection under Chapter 11 of the Bankruptcy Code. We believe that our established valuation and credit allowances are adequate as of September 30, 2002 to cover these risks.

     Going Concern

     Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent accountants at December 31, 2001, Arthur Andersen LLP, issued a going concern opinion qualification in its report on our financial statements for the year ended December 31, 2001. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2001, we had defaulted on our debt obligations and had incurred recurring operating losses and negative cash flows from operating activities, which raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon a number of factors including, but not limited to, completion of the Plan of Reorganization, customer and employee retention, and our continued ability to provide high quality services. If the Plan of Reorganization is not completed, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate.

Risks and Uncertainties

     Our ability to complete the balance sheet restructuring contemplated by our Plan of Reorganization is subject to a number of risks and uncertainties including those noted below. In addition, our business is subject to the risks and uncertainties as they relate to the Chapter 11 case noted below as well as the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2001.

     The Stand-Alone Reorganization may not be consummated if regulatory approvals are not obtained.

     Because affiliates of Carl Icahn will hold a controlling interest in XO Parent upon completion of the Stand-Alone Reorganization, we must obtain the approval of the Federal Communications Commission and various state public utility commissions to transfer control of XO and thus consummate the Stand-Alone Reorganization, the timely receipt of which can not be insured. In addition, the enactment of new federal, state or local legislation or regulations, including Federal Communications Commission rulemaking, or judicial interpretations of new or existing legislation or regulations, could delay receipt of the approvals necessary to implement the Stand-Alone Reorganization or prevent them from being obtained.

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

     Because a sufficient number of holders of XO Parent’s senior unsecured notes and general unsecured creditors have not voted to support the Stand-Alone Reorganization, and certain other impaired classes of claims are deemed to have rejected the plan, the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion, may choose not to confirm the Plan of Reorganization as it relates to the Stand-Alone Reorganization. Section 1129 of the Bankruptcy Code requires, among other things, a showing that confirmation of the Plan of Reorganization will not be followed by liquidation or the need for further financial reorganization of us, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive if we were liquidated under Chapter 7 of the Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude the Plan of Reorganization as it relates to the Stand-Alone Reorganization satisfies the requirements of Section 1129 of the Bankruptcy Code.

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

     Our Chapter 11 proceeding and the publicity attendant thereto might also adversely affect the businesses of our operating subsidiaries, which are not parties to the Chapter 11 proceeding. Because our business is closely related to the businesses of our operating subsidiaries, any downturn in the business of our operating subsidiaries could also affect our prospects. Our operating subsidiaries do not have the benefit of the automatic stay under the Bankruptcy Code.

Forward-Looking and Cautionary Statements

     Some statements and information contained in this document are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	results of operations in future periods, including expectations regarding revenue trends, including those across various product lines, and cost and expense trends, including our ability to control costs and improve efficiencies;

•	product and service development, including the development and deployment of data products and services based on IP, Ethernet and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	network development, including those with respect to IP network and facilities development and deployment, switches using next generation switching technology, broadband fixed wireless technology, testing and installation, high speed technologies such as DSL, and matters relevant to our metro and intercity networks; and

•	liquidity and financial resources, and with respect to the Plan of Reorganization, the transactions contemplated by the Stand-Alone Reorganization or any alternative reorganization transaction.

     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the above in the “Liquidity Assessment” and “Risks and Uncertainties” discussion and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002, including, but not limited to:

•	our Chapter 11 Plan of Reorganization may not be timely or fully confirmed or implemented by the Bankruptcy Court, which may require us to sell or liquidate XO;

•	the bankruptcy court could approve a plan of reorganization other than one proposed by us;

•	our operating subsidiaries may also be forced into bankruptcy proceedings;

•	our reorganization proceedings may have an adverse effect on our financial results;

•	general economic conditions in the geographic areas that we are targeting for communications services;

•	the ability to achieve and maintain market penetration and average per customer revenue levels sufficient to provide financial viability to our business;

•	access to sufficient debt or equity capital to meet our operating and financing needs;

•	the quality and price of similar or comparable communications services offered, or to be offered, by our current or future competitors; and

•	future telecommunications-related legislation or regulatory actions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We had $5.2 billion in fixed rate and variable debt and $1.7 billion in fixed rate redeemable preferred stock as of September 30, 2002. If the Stand-Alone Reorganization is confirmed by the Bankruptcy Court and implemented, all of the outstanding obligations on these securities would be eliminated, other than with respect to the $500.0 million in principal amount of junior secured loans into which the outstanding principal amount of the Facility will be converted. We expect that the consideration to be paid in the exchange for such debt would be substantially below the carrying value of the securities. Therefore, we believe that the fair value of these financial obligations will almost entirely be dependent on the terms and conditions of the Stand-Alone Reorganization, rather than changes in interest rates, and that the interest rate risk associated with these obligations is not material.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The term disclosure controls and procedures is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report which we refer to as the Evaluation Date, and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information was disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We, members of our board of directors, and the Investors had been named as party defendants in a number of lawsuits filed that purported to be class actions brought on behalf of our stockholders. Some of these suits were filed in the United States Federal Court for the Eastern District of Virginia, and others in the state courts of New York and Delaware. The federal actions contained various allegations of federal securities law violations by us and certain directors relating to certain financial disclosures during the year 2001, and breaches of certain fiduciary duties by certain of our directors in connection with the proposed investments by the Investors, and that the Investors aided and abetted the directors with respect to such alleged breaches. In May 2002, the federal court dismissed the claims based on alleged securities law violations with prejudice and dismissed the remaining claims without prejudice.

     In addition, state court lawsuits filed in New York and Delaware alleged that the members of our board of directors breached certain fiduciary duties in connection with the proposed investments by the Investors, and that the Investors aided and abetted the directors with respect to such alleged breaches. In July 2002, we entered into a settlement agreement pursuant to which the plaintiff class would dismiss and release all claims and causes of action. In exchange for this release, we agreed that the plaintiff class would share in any recovery from the Investors with respect to the Stock Purchase Agreement, which would include the $25 million payment that would be made to XO Parent pursuant to the Settlement Agreement. The settlement with the plaintiff class also provides for the grant of certain rights to the plaintiff class with respect to any offering of rights to purchase common equity under the Stand-Alone Reorganization. The settlement with the plaintiff class has been approved by the Bankruptcy Court and the dismissal of all claims with prejudice by the plaintiff class has been approved by both state courts.

     On June 17, 2002, XO Parent filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. The Bankruptcy Court has established November 15, 2002 as the date for the hearing at which XO Parent will seek Bankruptcy Court confirmation of the Stand-Alone Reorganization.

     XO is not currently a party to any other legal proceedings, other than regulatory and other proceedings that are in the normal course of business.

Item 2. Changes in Securities and Use of Proceeds

     The initial public offering, or IPO, of our Class A common stock closed in October 1997, pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-32001) that became effective on September 26, 1997. The net proceeds we received from the offering totaled approximately $226.8 million. As of September 30, 2002, proceeds from the IPO remain available for future network build out and other general corporate purposes. We have raised additional funding from debt and additional equity offerings in 1998, 1999, 2000 and 2001. The proceeds from these more recent offerings were applied first in funding the expansion of our network and other working capital requirements.

Item 3. Defaults Upon Securities

     As of September 30, 2002, we failed to make interest payments of approximately $243 million in the aggregate with respect to all interest paying senior secured debt and senior unsecured and subordinated notes of XO Parent (collectively, the “Payment Default Indebtedness”). Consequently, the failure to make these interest payments has triggered the default provisions of the governing documents relating to the Payment Default Indebtedness and the cross-default provisions of the indentures under which all senior discount notes of XO Parent were issued.

     In addition, during 2002, we failed to make dividend payments under the terms of certain of XO Parent’s series of redeemable preferred stock that, by their terms, require the payment of dividends in cash during such periods. As of September 30, 2002, XO Parent had failed to make cash dividend payments of $54.0 million in the aggregate with respect to the following series of preferred stock: 6 1/2% Series B cumulative convertible preferred stock, Series C cumulative convertible participating preferred stock, Series D convertible participating preferred stock, Series G cumulative convertible participating preferred stock, and Series H convertible participating preferred stock. The terms of all other series of preferred stock required payment of dividends in the form of additional shares of the applicable series of preferred stock.

     We do not intend to make interest or dividend payments to cure these defaults, and the lenders, noteholders and preferred stock holders have not issued waivers related to these defaults.

Item 4. Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.

Item 5. Other Information

             None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Mutual Release and Settlement Agreement, dated October 13, 2002, by and among XO Communications, Inc., Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P. FLC XXXI Partnership, L.P. and Telefonos de Mexico, S.A. de C.V. (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K, filed on October 15, 2002, of XO Communications, Inc.)

99.1	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	Current Report on Form 8-K filed August 15, 2002, reporting under Item 9 each of the Principal Executive Officer, Daniel F. Akerson, and Principal Financial Officer, Wayne M. Rehberger, of XO Communications, Inc., submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

(2)	Current Report on Form 8-K filed October 15, 2002, reporting under Item 5 an agreement entered into by the Company to mutually terminate the previously announced Forstmann Little/Telmex Stock Purchase Agreement and to settle any potential claims relating to the Stock Purchase Agreement or its termination.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: November 13, 2002	By: /s/ Wayne M. Rehberger
Wayne M. Rehberger
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)

CERTIFICATIONS

I, Daniel F. Akerson, certify that:

1.     I have reviewed this quarterly report in Form 10-Q of XO Communications, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Daniel F. Akerson

Daniel F. Akerson
Chairman and Chief Executive
Officer

CERTIFICATIONS

I, Wayne M. Rehberger, certify that:

1.     I have reviewed this quarterly report in Form 10-Q of XO Communications, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Wayne M. Rehberger

Wayne M. Rehberger
Senior Vice President and Chief
Financial Officer