Form 10-K
period 2002-12-31
XO COMMUNICATIONS INC
filed 2003-03-21
CIK 1111634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 0-30900

XO COMMUNICATIONS, INC.

A Delaware Corporation	I.R.S. Employer Identification No. 54-1983517

11111 Sunset Hills Road, Reston, Virginia 20190

Telephone Number (703) 547-2000

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.).     YES ☑          NO ☐

The aggregate market value of the pre-petition common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 28, 2002 (which is the last business day of the Registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Over-the-Counter Bulletin Board, was approximately $7,200,000. Shares of pre-petition common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2003, the number of outstanding shares of reorganized XO Communications, Inc.’s new common stock was 95,000,001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     YES ☑          NO ☐

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None

TABLE OF CONTENTS

PART I

1.	Business	1
2.	Properties	34
3.	Legal Proceedings	35
4.	Submission of Matters to a Vote of Security Holders	35
PART II

5.	Market for Registrants’ Common Stock and Related Stockholder Matters	35
6.	Selected Financial Data	36
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
7A.	Quantitative and Qualitative Disclosures about Market Risk	54
8.	Financial Statements and Supplementary Data	55
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
PART III

10.	Directors and Executive Officers of the Registrant	55
11.	Executive Compensation	59
12.	Security Ownership of Certain Beneficial Owners and Management	64
13.	Certain Relationships and Related Transactions	67
14.	Controls and Procedures	68
PART IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	69
	Signatures	70
	Certifications	71

PART I

Item 1.     Business

Introduction

      XO Communications, Inc., a Delaware corporation, which we refer to as XO Parent, through its predecessor entities, was formed in 1994. XO Parent was originally organized as a Washington limited partnership and in 1995 merged into a Washington limited liability company, which following several name changes became known as NEXTLINK Communications, L.L.C. In January 1997, NEXTLINK Communications, L.L.C. merged into NEXTLINK Communications, Inc., a Washington corporation, which in June 1998 reincorporated in Delaware under the same name. On June 16, 2000, in connection with XO Parent’s merger with Concentric Network Corporation, NEXTLINK Communications, Inc. merged with XO Parent and XO Parent, as the surviving corporation in the merger, changed its name to NEXTLINK Communications, Inc. On September 25, 2000, XO Parent began doing business as “XO Communications” and, on October 25, 2000, XO Parent changed its name to XO Communications, Inc. We conduct our business primarily through the more than 50 subsidiaries that XO Parent owns and manages.

      On June 17, 2002, XO Parent filed for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On November 15, 2002, the Bankruptcy Court confirmed XO Parent’s plan of reorganization, and, on January 16, 2003, XO Parent consummated the plan of reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet.

      In December 2001, XO Parent voluntarily delisted its pre-petition class A common stock from the Nasdaq National Market, which was traded under the symbol “XOXO”, and, on December 17, 2001, began trading on the Nasdaq Over-the-Counter Bulletin Board, or OTCBB. XO Parent’s pre-petition class A common stock stopped trading on the OTCBB as of January 16, 2003, the effective date of XO Parent’s plan of reorganization, at which time all interests in XO Parent’s pre-petition class A common stock were terminated pursuant to the plan of reorganization. The new common stock of reorganized XO Parent issued pursuant to its plan of reorganization began trading on the OTCBB under the symbol “XOCM” shortly after the first distribution of common stock pursuant to the plan.

      Our principal executive and administrative offices are located at 11111 Sunset Hills Road, Reston, Virginia 20190 and our telephone number is (703) 547-2000. Our Internet address is www.xo.com, where, under “About XO - Investor Center”, you can find copies of this annual report on Form 10-K, and XO Parent’s quarterly reports on Form 10-Q and current reports on Form 8-K, all of which we make available as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission, or SEC.

Overview of Our Company

      We provide business customers with a comprehensive array of communications services, which include voice, Internet access, private data networking and hosting services. Our services are designed to take advantage of our network assets, which are capable of carrying high volumes of all types of communications traffic, and to meet the needs of all sizes of business customers, from small and medium businesses to large enterprise and carrier and wholesale customers. Although these services are of significant benefit to businesses of all sizes, we believe them to be of particular benefit to multi-location businesses that desire to improve communications among their locations, whether within a single metropolitan area or across the country. These services include the following:

•	Voice services:

•	Local and long distance services, both bundled and stand-alone, other voice-related services such as conferencing, domestic and international toll free services and voicemail, and transaction processing services for prepaid calling cards; and

•	Interactive voice response, or IVR, systems that we develop, host and manage that enable our customers’ end-users to order products and services, collect and receive information, seek assistance, facilitate bill payment and a host of other capabilities over the telephone using natural language speech recognition and systems that enable persons to access web-based information over the telephone;

•	Internet access:

•	Dedicated Internet access for customers with large, high-speed Internet access requirements;

•	Digital subscriber line, or DSL, services for businesses that require high-speed Internet access over existing copper wire telephone lines; and

•	Dial access, which allows remote users to connect to a customer’s network;

•	Private data networking:

•	Dedicated transmission capacity on our networks, including dedicated circuits and the lease of one or more dedicated wavelengths on a fiber optic cable, to customers that desire high-bandwidth links between locations;

•	Virtual private network, or VPN, services, which provide customers with a managed, private data service over the public Internet, designed for medium and large businesses that want to create secure, wide-area networks for users at various and remote locations; and

•	Ethernet services, which are designed to connect the local area networks, or LANs, of medium and large customers within and between metropolitan areas at speeds of up to one gigabit per second; and

•	Hosting services:

•	Web site services, which allow a customer to establish a Web presence;

•	Web hosting, including hosting and web site traffic management tools, for Internet-centric businesses, and streamed media services designed for small and medium-sized businesses; and

•	Server collocation and management and customer support to manage a customer’s hosting needs.

      We also combine many of these services in integrated, flat rate service packages, known as XOptions that are tailored to the communications needs of small and medium-sized businesses and larger businesses with multiple locations. These packages eliminate the separation between local and long-distance communications services, and combine this “all distance” telephone service with high-speed Internet access and web hosting services, all for one flat monthly rate. We also offer shared tenant services, which consist of telecommunications management services provided to groups of small and medium-sized businesses located in the same office building.

      We believe that one of the significant factors used by business customers in making purchase decisions relating to communications services is the quality of service and customer support offered by the service provider. Our customer care representatives offer customer support 24 hours a day, seven days a week. We focus on proactive resolution of customer issues by training our customer care representatives extensively on the services that we offer and promoting accountability of the customer care team. We also have developed a secure, on-line Business Center, through which many customers can access information about their accounts and track requests, review services, analyze trends, make decisions and pay bills.

      To serve our customers’ broad and expanding telecommunications needs, we operate a network comprised of a series of rings of fiber optic cables located in the central business districts of numerous metropolitan areas, which we refer to as metro fiber networks, that are connected primarily by a network of numerous dedicated wavelengths of transmission capacity on fiber optic cables, which we refer to as an inter-city network. By integrating these networks with advanced communications technologies, we are able to provide a comprehensive array of communications services primarily or entirely over a network that we own or control, from the initiation of the voice or data transmission to the point of termination, which we refer to as end-to-end service. This capability enables us to provide communication services between customers connected to our network, and among a customer’s multiple locations, primarily or entirely over our network.

      To develop these networks, we have assembled a collection of metro and inter-city network assets in the United States, substantially all of which we own or control, making us a facilities-based carrier. These network assets incorporate state-of-the-art fiber optic cable, dedicated wavelengths of transmission capacity on fiber optic networks and transmission equipment (including switches and routers that direct voice and data traffic to their destinations) capable of carrying high volumes of data, voice, video and Internet traffic. We operate 37 metro fiber networks in 22 states and the District of Columbia, including 25 of the 30 largest metropolitan areas in the U.S. We have constructed or acquired many of these metro fiber networks, which consist of up to 432 strands of fiber optic cable and, in some cases, additional empty conduits through which fiber optic cable can be deployed. For our inter-city network, we have acquired dedicated, high-capacity wavelengths of transmission capacity on fiber optic cables, onto which we have deployed our own switching, routing and optical equipment, thereby giving us greater control over the transmission of voice and data information. We also hold indefeasible exclusive rights to use unlit fiber optic strands on the routes served by our existing inter-city network.

Our Chapter 11 Reorganization

      On June 17, 2002, XO Parent filed for protection under the Bankruptcy Code. On November 15, 2002, the Bankruptcy Court confirmed XO Parent’s plan of reorganization, and, on January 16, 2003, XO Parent consummated the plan of reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet.

               Events Leading Up to the Chapter 11 Reorganization

      From 1996 through 2001, we financed the construction and acquisition of our networks, our growth and our working capital requirements through public and private offerings of senior and subordinated unsecured notes and common and preferred equity securities. In addition, in 2000, we financed certain network acquisitions and some of our working capital requirements through secured borrowings under XO Parent’s $1.0 billion senior secured credit facility, which we refer to as the Pre-Petition Credit Facility. As of December 31, 2001, we had approximately $5.2 billion in secured and unsecured long term debt obligations and approximately $1.8 billion in liquidation preference of preferred stock.

      In 2001, market valuations of debt and equity securities of telecommunications companies, especially emerging providers such as us, experienced significant declines, leading to a wave of bankruptcies in the industry. As a result, the capital markets were largely closed to emerging telecommunications companies, which made it difficult or impossible for companies like us to obtain additional funding. In response to these conditions, we implemented stringent measures in 2001 that were designed to conserve cash and reduce operating expenses and capital expenditures. Despite these efforts, we concluded that our cash on hand would not be sufficient to fund operations, capital expenditures and debt service until such time as we expected our operations to become profitable and we determined that a restructuring of our balance sheet was necessary.

               The Chapter 11 Petition and Plan of Reorganization

      During the period preceding and immediately after the filing of XO Parent’s Chapter 11 petition, we met with a committee of lenders under the Pre-Petition Credit Facility, an informal committee of unsecured creditors that represented holders of our unsecured notes (and following the filing of the Chapter 11 petition, the official committee of unsecured creditors appointed in the Chapter 11 proceedings) and potential investors to discuss potential transactions that could be implemented to reorganize our capital structure. These discussions led to an agreement with certain of our creditors regarding the terms of a plan of reorganization that envisioned two reorganization structures, the first of which was based on, among other things, a proposed cash investment in XO Parent by third parties

(which was ultimately abandoned), and the second of which contemplated a stand-alone restructuring with no new cash infusion committed in advance. The plan of reorganization, as supplemented, was filed with the Bankruptcy Court on July 22, 2002 and distributed to creditors of XO Parent eligible to vote in the reorganization. We refer to the stand-alone alternative under the plan of reorganization that ultimately was confirmed by the Bankruptcy Court as the Plan of Reorganization.

      On August 21, 2002, High River Limited Partnership, a limited partnership controlled by Mr. Carl Icahn, commenced an offer to purchase loans under the Pre-Petition Credit Facility at a purchase price of $0.50 for each $1.00 in principal amount thereof. Purchases made under this offer, together with the loans under the Pre-Petition Credit Facility that High River previously had acquired, resulted in High River holding approximately 85% of the loans outstanding under the Pre-Petition Credit Facility.

      On November 15, 2002, the Bankruptcy Court confirmed the Plan of Reorganization. On January 16, 2003, XO Parent consummated the Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings.

               Distributions Under the Plan of Reorganization

      After the consummation of the Plan of Reorganization, and giving effect to the implementation of fresh start accounting, our capital structure consists of the following:

•	$500.0 million in outstanding principal amount of loans under a restructured secured credit and guaranty agreement, which we refer to as the New Credit Agreement;

•	$80.2 million of other long-term liabilities, which include various capital lease obligations; and

•	95.0 million outstanding shares of common stock, par value $0.01 per share, which we refer to as New Common Stock.

      We are not required to pay cash interest accrued on the principal amount under the New Credit Agreement until we meet certain financial ratios.

      The consummation of the Plan of Reorganization resulted in the $1.0 billion of loans under the Pre-Petition Credit Facility being converted into the following:

•	90.25 million shares of New Common Stock; and

•	$500.0 million of outstanding principal amount of loans under the New Credit Agreement.

      The Plan of Reorganization also resulted in the cancellation of all of XO Parent’s pre-petition senior unsecured notes and general unsecured claims in exchange for the following:

•	4.75 million shares of New Common Stock;

•	warrants to purchase up to an additional 23.75 million shares of New Common Stock;

•	rights to purchase shares of New Common Stock at $5.00 per share in the rights offering described below; and

•	a portion of the cash consideration received by XO Parent in connection with the settlement and termination of the proposed investment transaction that was the basis for the first restructuring alternative contemplated by the Plan of Reorganization, which we refer to as the Investment Termination Payment.

      The warrants consist of:

•	Series A Warrants to purchase 9.5 million shares of New Common Stock at an exercise price of $6.25 per share;

•	Series B Warrants to purchase approximately 7.1 million shares of New Common Stock at an exercise price of $7.50 per share; and

•	Series C Warrants to purchase approximately 7.1 million shares of New Common Stock at an exercise price of $10.00 per share.

      The warrants will expire 7 years after the date of issuance. Each series of warrants is identical, except as to the applicable exercise price. The exercise price applicable to each respective series of warrants is subject to adjustment in certain events.

      Under the Plan of Reorganization and after the SEC has declared effective our registration statement, XO Parent will issue to certain holders of claims and interests in XO Parent who held such claims and/or interests as of the November 15, 2002 record date for distributions under the Plan of Reorganization, rights to subscribe for up to 40,000,000 shares of New Common Stock, at $5.00 per share, for an aggregate purchase price of up to $200.0 million, through a rights offering, which we refer to as the Rights Offering. In addition, pursuant to the stipulation relating to the settlement of claims made against XO Parent purportedly on behalf of its stockholders, which we refer to as the Stockholder Stipulation, holders of shares of pre-petition class A common stock of XO Parent will receive additional nontransferable rights to the extent that the rights otherwise allocable to such holders in the Rights Offering are exercisable for less than 3,333,333 shares of New Common Stock. Accordingly, no less than 40,000,000 and not more than 43,333,333 shares will be offered in the Rights Offering.

      Pursuant to the order confirming our Plan of Reorganization, the Rights Offering will not take place until the date a registration statement covering the offer and sale of such rights and shares to be offered thereunder shall have been filed with the SEC and such registration statement shall have become effective. We have not yet filed a registration statement with respect to the rights and the Rights Offering will not commence until after the registration statement has been filed with and declared effective by the SEC.

      In addition, under the Plan of Reorganization:

•	Holders of pre-petition subordinated notes of XO Parent had their securities cancelled, and received a cash payment from High River based upon the amount of the Investment Termination Payment that High River would have been entitled to receive as holder of the loans under the New Credit Agreement and the right to participate in the Rights Offering;

•	Holders of pre-petition class A common stock of XO Parent had their securities cancelled, and received the right to a portion of the cash consideration pursuant to the Stockholder Stipulation and have the right to participate in the Rights Offering; and

•	Holders of pre-petition class B common stock and holders of all series of pre-petition preferred stock of XO Parent had their securities cancelled and received only the right to participate in the Rights Offering.

               Post-Bankruptcy Interests Held by Entities Controlled by Carl Icahn

      Of the 90.25 million shares of New Common Stock distributed to the lenders under the Pre-Petition Credit Facility, approximately 76.6 million shares were issued to High River upon consummation of the stand-alone restructuring under the Plan of Reorganization. Immediately following this distribution, High River transferred all shares of New Common Stock to Cardiff Holding LLC, a Delaware limited liability company controlled by Mr. Icahn.

      Meadow Walk Limited Partnership, a limited partnership controlled by Mr. Icahn, owned over $1.5 billion in principal amount of various tranches of XO Parent’s pre-petition senior unsecured notes, representing approximately 33% in principal amount of such notes. Meadow Walk has transferred beneficial ownership to all distributions with respect to such notes under the Plan of Reorganization to Cardiff.

      Giving effect to these transactions and the distributions of New Common Stock pursuant to the Plan of Reorganization, Cardiff holds over 80% of the outstanding shares of the New Common Stock.

      Of the warrants to be distributed under the Plan of Reorganization to holders of the pre-petition senior unsecured notes, Cardiff estimates it will receive Series A Warrants to purchase approximately 3.0 million shares of New Common Stock, Series B Warrants to purchase approximately 2.3 million shares of New Common Stock, and Series C Warrants to purchase approximately 2.3 million shares of New Common Stock. As of the date hereof, XO has not made any distribution of warrants to any holder of old senior unsecured notes or general unsecured creditor of XO Parent.

      In connection with the Plan of Reorganization, High River received approximately 85% of the loans outstanding under the New Credit Agreement. In January 2003, High River assigned all of its rights in the loans outstanding under the New Credit Agreement to Chelonian Corp., a corporation owned and controlled by Mr. Icahn. Subsequently, these loans were assigned to Arnos Corp., a corporation owned and controlled by Mr. Icahn. As a result, Arnos now holds approximately 85% of the loans outstanding under the New Credit Agreement.

               Accounting for Consummation of Plan of Reorganization

      As a result of the consummation of the Plan of Reorganization, we have determined that XO Parent is required to implement the “fresh start” accounting provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” which we refer to as SOP 90-7, to its financial statements. The fresh start accounting provisions require that we establish a “fair value” basis for the carrying value of the assets and liabilities for reorganized XO, the implementation of which will result in a substantial reduction in the carrying value of our long-lived assets, including property and equipment, fixed wireless licenses, other intangible assets and other noncurrent assets. As discussed in note 3 to our audited consolidated financial statements set forth in Item 8 below, the consolidated balance sheets to such financial statements include pro forma information as if the fresh start accounting provisions of SOP 90-7 had been implemented as of December 31, 2002.

      Under SOP 90-7, the implementation of fresh start reporting is triggered in part by the emergence of XO Parent from its Chapter 11 proceedings. Although the effective date of the Plan of Reorganization was January 16, 2003, we plan to account for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implement fresh start reporting as of that date.

      For further discussion of the effects of the transactions contemplated by the Plan of Reorganization on our financial condition and results of operations, see “Our Chapter 11 Reorganization” and “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2002 Capital Conservation Initiatives

      During 2002, in conjunction with the actions taken in connection with our Chapter 11 reorganization, we took a number of steps in an effort to conserve our available funding, including some modest workforce reductions in addition to those initiated in 2001, and to reduce our long-term obligations.

      Amendment to Level 3 Inter-city Network Agreement. In August 2002, we entered into a Master Agreement with Level 3 Communications, Inc., which amends various agreements related to our acquisition of fiber networks in the United States from Level 3 and the recurring maintenance charges relating to those networks. Beginning on January 1, 2003 and continuing over the remaining term of the initial agreement, Level 3 has reduced the operating and maintenance fees as well as fiber relocation charges from approximately $17.0 million annually to a fixed rate of $5.0 million annually. In exchange for this reduction and certain other concessions, we surrendered our indefeasible right to use an empty conduit and our indefeasible right to use six of the 24 fibers previously acquired from Level 3.

      Sale of European Business. In February 2002, we completed the sale of the European Internet service provider business that we acquired as part of the 2000 acquisition of Concentric Network Corporation.

Applications and Services

      We provide business customers with a comprehensive array of data and voice communications services, which include voice, Internet access, private data networking and hosting services. We have designed these communications services to meet the needs of all sizes of business customers, from small and medium businesses to multi-location businesses, and large enterprise, and carrier and wholesale customers.

          Voice Applications and Services

               Local and Long Distance Voice Services

      We offer a variety of voice applications and services, generally to businesses at prices significantly lower than for comparable local services from the incumbent carrier. These voice services include:

•	local standard dial tone, including touch-tone dialing, 911 access and operator assisted calling;

•	local multi-trunk dial tone services, including direct inward dialing, and direct outward dialing;

•	long distance services, including 1+, toll free, calling card and operator services;

•	voice messaging with personalized greetings, send, transfer, reply and remote retrieval capabilities;

•	conferencing services, including voice and web conferencing services; and

•	directory listings and assistance.

      In each of our markets, we have negotiated and entered into interconnection agreements with the incumbent carrier and certain independent carriers, and implemented permanent local number portability, which allows customers to retain their telephone numbers when changing telephone service providers.

               Hosted Interactive Voice Response

      We develop and manage hosted interactive voice response, or IVR, systems for customers that enable end users to order products and services, collect and receive information, seek assistance, facilitate bill payments, and a host of other capabilities over the telephone. Our hosted IVR capabilities utilize a wide range of technologies, from standard touch-tone/ push-button dialing to natural language speech recognition and extensible markup language, or XML, and VoiceXML technologies, which are sophisticated systems that enable persons to access Web-based information over the telephone. We customize for our clients’ particular needs telephony-based software applications and technologies developed by third parties to create IVR systems. We integrate these IVR systems with our clients’ other business systems, such as information databases and customer relationship management systems. We host and maintain the IVR systems in data centers and deploy them to clients across a network, thereby alleviating the need for our clients to purchase, own, install, or maintain these applications. Clients pay for the use of these customized solutions through a combination of “upfront” payments for development and recurring fees based on transaction volume. We also host and manage personal-identification number, or PIN, management systems, primarily pre-paid calling card systems for customers, which includes providing transaction processing services relating to prepaid calling card services provided by other telecommunications carriers.

          Data Applications and Services

               Internet Access

      Our Internet access offerings include dedicated access services targeted at businesses that desire single or multipoint high-speed, dedicated connections to the Internet, at speeds ranging from 56 kilobits per second, or kbps, to 155 megabits per second, or mbps, and digital subscriber line, or DSL, services that include a wide range of dedicated access speeds. We are a tier-1 Internet backbone provider in the U.S., with over 200 public and private peering arrangements with other Internet backbones.

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

      Our virtual private network, or VPN, services enable customers to deploy tailored, Internet Protocol-based mission-critical business applications for secure internal enterprise, business-to-business and business-to-customer data communications among geographically dispersed locations, while also affording high-speed access to the Internet. VPN services also provide secure access for remote users, such as traveling employees and employees working from home or a remote location, which is not possible using private line and frame relay services. We also offer managed firewall services.

      Finally, we offer a suite of Ethernet services, including Gigabit Ethernet, or GigE, in most of our U.S. markets, as well as inter-city Ethernet services between our markets. Our Ethernet services are designed to provide high-speed, high-capacity connections between customers’ local area networks, or LANs, within and between metropolitan areas, while eliminating the need for ongoing configuration, management and acquisition of equipment by the customer. These services are designed to provide private networking data speeds ranging from 10 or 100 megabits per second to one gigabit per second connections, to simplify customers’ network connections, and to significantly reduce their costs.

               Hosting Services

      We offer a range of applications hosting services, which can manage a customer’s web-based infrastructure and operational needs allowing customers to focus on their web-based content. In addition, we provide server management tools and services to manage customers’ larger computers (which are known as servers) for them.

      To provide this service, we have equipped our data centers and have configured the central offices of our network backbone with electrical and environmental controls and 24-hour maintenance and technical support, to provide an attractive location for our customers to locate their servers or from which they can run important applications on servers that we maintain.

      Our hosting services include:

•	Web Hosting: support for customers’ websites, including design, maintenance and telecommunications services;

•	Server Collocation: collocation of customers’ servers in our data centers; and

•	Application Hosting: running our customers’ enterprise-wide applications at our data centers and distributing them as needed over our network or servers to ensure uniformity, reduce costs and implement upgrades on a continuous and immediate basis.

      As part of some of our XOptions integrated packages of communications services, we offer web hosting with Microsoft’s bCentral web-based tools and applications, which enables customers to conduct targeted email marketing, register their web site with hundreds of Internet search engines and directories, build catalogues and sell products over the web, and coordinate meetings and appointments online. We also offer a suite of hosting outsourcing services that provide customers web-based access to email, group distribution lists, calendaring, contacts databases management and file sharing. Hosting can be “shared”, in which we own the equipment and provide the underlying services, or “dedicated,” in which we provide some or all of the hosting and services from our data centers using the customer’s own equipment.

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

      In 2002, we introduced a number of new XOptions packages designed to meet the needs of larger customers, specifically, those with small offices at multiple locations, those desiring to pool hosting and email accounts across multiple locations under a single account, and those that rely heavily on voice communications services. We also introduced XOptions packages that combine the benefits of XOptions’ local and long distance voice, Internet access and web hosting with Microsoft’s bCentral web-based tools and applications.

      Our integrated services also include shared tenant services, which are telecommunications management services provided to groups of small and medium-sized businesses located in the same office building. This service enables businesses too small to justify hiring their own telecommunications managers to benefit from the efficiencies, including volume discounts, normally available only to larger enterprises. We install an advanced telecommunications system throughout each building we serve, leasing space for on-site sales and service, and offer tenants products and services such as telephones, voice mail, local calling lines, discounted long distance and high-speed Internet connections, all on a single, detailed invoice.

XO’s Networks

      We have built fiber optic networks with robust capacity in urban centers in North America. Our IP-optimized inter-city network in North America connects these local networks to one another.

      The following diagram depicts the physical components of our nationwide networks.

               Metro Fiber Optic Networks

      The core of each of our metro fiber networks is a ring of fiber optic cable in a city’s central business district that connects to our central offices. These central offices contain the switches and routers that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services. Whenever we can, we build and own these metro fiber networks ourselves or obtain indefeasible rights to use fiber so that we can control the design and technology used to best meet our customers’ needs. We operate 37 metro fiber networks serving the cities noted below.

State	Market

Arizona	Phoenix
California	Los Angeles Orange County: Anaheim; Costa Mesa; Fullerton; Garden Grove; Huntington Beach; Inglewood; Irvine; Long Beach; Orange; and Santa Ana
Sacramento
San Diego
San Francisco Bay Area: Fremont; Milpitas; Mountain View; Oakland; Palo Alto; San Jose; San Francisco; Santa Clara and Sunnyvale
Colorado	Denver
Delaware	Wilmington
District of Columbia	Washington
Florida	Miami
Fort Lauderdale
Orlando
Tampa Bay
Georgia	Atlanta
Marietta
Illinois	Chicago
Maryland	Baltimore
Massachusetts	Boston
Michigan	Detroit
Minnesota	Greater Minneapolis/St. Paul
Missouri	St. Louis
Nevada	Las Vegas
New Jersey	Bergen/ Passaic
Middlesex
Newark
New York	Manhattan
Ohio	Cleveland
Columbus
Akron
Canton
Oregon	Portland
Pennsylvania	Central Pennsylvania: Allentown; Harrisburg; Lancaster; and Reading
Philadelphia
Scranton/ Wilkes Barre
Tennessee	Memphis
Nashville
Texas	Austin
Dallas
Houston
San Antonio
Utah	Salt Lake City
Orem/ Provo
Washington	Seattle
Spokane
Vancouver

      We built our high capacity metro fiber networks using a backbone density typically ranging between 72 and 432 strands of fiber optic cable. Fiber optic cables have the capacity, or bandwidth, to carry tens of thousands of times the amount of traffic as traditionally-configured copper wire. We believe that installing high-count fiber strands will allow us to offer a higher volume of broadband and voice services without incurring significant additional construction costs. To enhance our ability to economically connect customers to our networks and services, we design our networks to serve both core downtown areas and other metropolitan and suburban areas where business development supports the capital required for the network build.

               Inter-City Network

      We have created a single, end-to-end network by linking our metro fiber networks to one another through the use of an inter-city fiber optic network, largely purchased from Level 3, which enables us to offer our customers integrated, end-to-end communications services over facilities we control. All of our metro networks are connected to this inter-city network, either directly or through other connections.

      Although we own rights to multiple fibers primarily on the Level 3 network, to conserve capital, we have delayed “lighting” much of our inter-city fibers and provide inter-city transport primarily by purchasing wavelength capacity from Level 3 along the same routes as our inter-city network assets onto which we have deployed transmission and routing equipment. By using our own transmission and routing equipment, we maximize the capacity and enhance the performance of the network as needed to meet our customers’ current and future broadband data and other communications needs, rather than relying on the owners of leased lines to make those upgrades.

      Using Level 3 wavelength services and our own routers and transport equipment, we also operate an OC-192 capacity Internet backbone, onto which a substantial amount of our Internet-related services and customer traffic runs. This backbone provides our customers with improved network redundancy, security and performance, and enables us to offer customers services that take advantage of future Internet Protocol technologies.

      Our inter-city network assets primarily consist of an exclusive interest in 18 unlit fibers in a shared, filled conduit in the Level 3 North American network, which consists of a fiber network that traverses over 16,000 miles and connects more than 60 cities in the United States and Canada, including most of the major metropolitan markets served by our metro networks. We will install optical network equipment to “light” specific segments of this inter-city fiber where the demand for telecommunications capacity makes the related capital expenditures economic in comparison to purchasing wavelength or other capacity. Due to the need for additional, cost-efficient capacity along the segment of this network that runs from Los Angeles to San Diego, we are in the processes of lighting this network segment, which is the only segment that we have current plans to light. Much of the equipment used in connection with our inter-city network is positioned so that we can easily transfer voice and data traffic from the wavelength capacity purchased from Level 3 to servers on our inter-city fiber network as portions of that network are lit.

               Connecting Customers to Our Networks

      We attempt to connect our customers directly to our networks where it is economical to do so. We believe that by deploying direct connections to our customers, rather than connecting through the incumbent carriers’ facilities, we will reduce our costs and be better positioned to meet our customers’ communications requirements and to more rapidly deploy our service. We connect customers to our networks by using fiber optic cable and, in limited circumstances, fixed wireless spectrum,

      In many cases, we must lease facilities from an incumbent carrier to connect a customer to our network. By building our metro networks in central business districts, in many cases we have minimized the distance from our network to a potential customer, which results in lower costs associated with these leased facilities because the cost of those facilities is generally based, in part, on the length of the leased connection.

      Fiber Optics. In cases where expected revenues justify the construction cost, we will install a new fiber optic extension from our network to the customer’s premises. Whether it is economical to construct a fiber optic extension depends, among other things, on:

•	the existing and potential revenue base located in the building in question;

•	the building location relative to our network and our ability to access the communications equipment in that building, and

•	local permit requirements.

      Even if we initially determine that it is not economical to construct a fiber connection to a building, we will continually reexamine the costs and benefits of a fiber connection and may at a later date determine that construction of one is justified.

      Broadband Wireless Spectrum. In cases where construction of a fiber optic connection is not practical or economical, in limited cases we have deployed a high-bandwidth wireless connection between an antenna on the roof of the customer’s premises and an antenna attached to our fiber rings. We hold licenses to fixed wireless spectrum in numerous cities, covering areas where 95% of the population of the 30 largest U.S. cities live or work.

      In those limited cases where we decide to install equipment to operate fixed broadband licenses, we must secure roof and other building access rights, including access to conduits and wiring from the owners of each building or other structure on which we propose to install our equipment, and may need to obtain construction, zoning, franchise or other governmental permits.

      DSL Technology. We have also deployed DSL technology to meet the high-bandwidth needs of those customers located less than three miles from the incumbent carrier’s central office and whose customer connection remains over copper wire. DSL technology reduces the bottleneck in the transport of information, particularly for data services, by increasing the data carrying capacity of copper telephone lines. We believe that, for many small to medium sized customers within the geographic areas that can be served by DSL technology, existing copper connections using DSL technology from customer buildings to our local fiber optic networks will offer a lower cost solution for providing high-quality broadband services than fiber or fixed wireless connections.

      We offer DSL service in numerous markets in the U.S., mainly through wholesale arrangements with the incumbent carriers and other DSL service providers. We have introduced our own DSL equipment and services at many collocation sites, including central offices of the incumbent carriers that serve a significant number of business customers.

Network Technology

          Overview

      The wires, cables and spectrum that comprise the physical layer of our networks can support a variety of communications technologies. We seek to offer customers a set of technology options that can support services that meet their changing needs and introduce new technologies as necessary. Specifically, we believe that a service platform based on Internet Protocol, or IP, will provide us with significant future opportunities, because it will enable data, voice and video to be carried inexpensively over our end-to-end, facilities-based network. Consequently, we have supplemented our current data and voice switching technology with IP equipment.

      Over the past few years, both optical and IP-based networking technologies have undergone rapid innovation. These technological developments enable us to offer our customers numerous high-speed data services. Many of these innovations have the effect of increasing the efficiency of the physical components of our network by increasing the effective capacity of networks for these types of applications. In the future, we expect that IP-based technology will become the preferred technology for voice calls and facsimile transmission as well. We plan to remain flexible in our use of technology, so that, as underlying communications technology changes, we will have the ability to take advantage of and implement new technologies that best meet our network requirements and customers’ needs.

      The illustration below depicts the configured circuit capacities deployed in the IP network.

          Fiber Optic Technology

      To enhance the capacity of our metro networks, we are incorporating dense wavelength division multiplexing technology, which makes it possible to simultaneously transmit data at more than one wavelength, thereby allowing the transmission of multiple signals through the same fiber at different wavelengths. When applied to the state-of-the-art optical fiber deployed in many of our metro networks and in our intercity network, this technology can dramatically increase the capacity of an optical fiber.

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

      We believe that a form of IP-based switching will eventually replace both ATM and circuit switched technologies, and will be the foundation of integrated networks that treat all transmissions - including voice, fax and video - simply as forms of data transmission. Although not always the case, voice over IP technology now incorporates the quality of service necessary for commercial deployments, but the pricing of equipment that must be installed at customer locations in order to implement voice over IP applications is not yet cost-effective for widespread application. We expect that over time improved technology and the manufacture of sufficient volumes of equipment will make customer adoption of voice over IP applications more cost-effective.

      We have constructed IP points of presence in all of our major markets using high-capacity IP routers, through which we offer Internet-related services. We currently connect these points of presence with our inter-city fiber network, which serves as our OC-192 IP backbone.

      We have deployed a number of next generation switching technologies, including soft-switch, optical and Ethernet switching technologies. The soft-switch is a distributed computer system that performs the same functions as a circuit switch. It can route and switch information at an extremely fast rate. Initially, we will use soft-switch technology to complement and relieve traffic from our circuit switches. We have deployed optical switching, routing and transmission equipment on our inter-city network to create an all-optical network. This technology is designed to make significant amounts of bandwidth available to our customers. It also is designed to enable us to more effectively and efficiently manage our customers’ transmissions and to enhance our deployment of dense wavelength division multiplexing technology. Optical switching will support all transmission protocols, including IP, ATM, and frame relay. We also are deploying Ethernet switching technology to support and expand our Ethernet services.

      We believe that the deployment of IP and soft-switch technologies in our network will enable us to implement new services based on current IP technology, and position us to adopt future IP technology implementations as they evolve to support fully integrated communications networks.

          Fixed Wireless Technology

      We hold licenses for 1,150 to 1,300 MHz of local multipoint distribution services, or LMDS, spectrum in 58 cities, covering areas where 95% of the population of the 30 largest U.S. cities live or work. Our licenses also include 150 MHz of LMDS spectrum in 10 smaller cities and 300 MHz of spectrum in the five boroughs that comprise New York City. We also hold ten fixed wireless licenses in the 39 gigahertz, or GHz, frequency. Eight such licenses provide from 100 to 300 additional MHz in four cities where we hold a 150 MHz LMDS license and two 39 GHz licenses provide us with 200 MHz of fixed wireless capacity in Las Vegas, where we do not hold a LMDS license.

      The spectrum under the licenses we hold is not suitable for mobile telephones, but can transmit voice, data or video signals from one fixed antenna to one or many others. As the word “local” in the local multipoint distribution service name implies, the radio links provided using LMDS frequencies are of limited distance, typically of a few miles or less, due to the degradation of these high-frequency signals over greater distances. The same is true of the 39 GHz spectrum. Although technology to support the multipoint characteristics of this spectrum has not been developed, we use the spectrum for point-to-point connections in those limited situations where it is more cost-efficient than installing a fiber cable or leasing facilities from the incumbent carrier.

      A wireless connection typically consists of paired antennas placed at a distance of up to 2.5 miles from one another with a direct, unobstructed line of sight. The antennas are typically installed on rooftops, towers or windows. Because these connections are affected by rain attenuation, in areas of heavy rainfall transmission links are engineered for shorter distances and greater power to maintain transmission quality, which tends to increase the cost of service coverage.

      With the 39 GHz spectrum, because there are existing users of that spectrum, we as a new user of the spectrum will be required to coordinate our use so as not to interfere with an existing user. We do not believe that the coordination process will significantly limit our ability to make use of the spectrum.

      The term of the licenses for our fixed wireless spectrum generally is ten years, and the initial term of a few licenses expires as early as 2006. Although the licenses are renewable for an additional ten year term, renewal is conditioned on us satisfying certain utilization requirements established by the Federal Communications Commission, or FCC. Our current utilization may not be sufficient to satisfy this condition for certain licenses, and, unless we begin to use substantially more fixed wireless spectrum, the FCC may not renew one or more of our licenses.

Sales and Customer Care

          Overview

      Our sales organization includes a direct field sales force and alternative sales channels. Our direct sales force for services other than shared tenant services includes two sales organizations. Our market sales organization focuses on small to medium-sized customers and larger or growing businesses within a market and multi-market accounts. Our national sales organization focuses on targeted larger and national accounts, and specific enterprise and carrier channels.

      Our market sales organization focuses on selling our full suite of services to small to medium and larger businesses and multi-market accounts. Our market research indicates that these customers prefer a single source for all of their telecommunications requirements, including products, billing, installation, maintenance, and customer service. By offering these customers our local and long distance services or our XOptions packages, which combine local and long distance voice services, Internet access and web hosting services, we believe we provide our customers a level of convenience that generally is unavailable in the communications marketplace.

      We market and sell services to other telecommunications carriers and large commercial users and national accounts through our national sales team. The expansion of our data service capabilities has enabled our national sales team to expand our targeted customers to include larger national and multi-market accounts customers that can benefit from our broad range of services.

      We market and sell our shared tenant services through a separate direct sales force, which targets high concentrations of business customers in multi-tenant commercial office buildings in the metropolitan areas in which we provide this service.

          Direct Sales Force

      We have established highly motivated and experienced direct sales forces. Our strategy is to design the structure of our sales efforts so that our sales personnel are able to establish a direct and personal relationship with our customers. We seek to recruit salespeople with strong sales and telecommunications backgrounds, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators and the incumbent carriers. Salespeople are offered incentives through a commission structure that generally targets 40% to 50% of a salesperson’s total compensation to be based on performance. The size of our sales organization decreased from 2001 to 2002, from approximately 1,750 employees at December 31, 2001 to approximately 1,100 employees at December 31, 2002.

          Other Sales Channels

      We have complemented our direct sales force by developing alternative sales channels to distribute the increasing number of products and services available to our broadening customer base. These channels include numerous third party sales agents. We currently have distribution arrangements with a number of national, regional and local agents and agency firms, whose representatives market a broad range of XO services. We have a staff of approximately 65 employees who manage our agent relationship and the over 500 indirect agents in markets throughout the United States. We also sell and market certain services via our telesales operation and via the Internet at www.xo.com.

          Customer Care

      Once a customer’s services have been installed, our customer care operations support customer retention and satisfaction. Our goal is to provide customers with a customer care group that has the ability and resources to respond to and resolve customer questions and issues as they arise, 24 hours a day, seven days a week. In 2002, although we conducted much of our customer care operations from four call centers, we also provided locally-based care for many large customers. Although we believe that a centralized care structure not only takes advantage of economies of scale, but also enables us to provide better customer service, we intend to close one of our care facilities in 2003 and are evaluating whether to place additional customer care resources locally. The size of our customer care organization decreased from 2001 to 2002, from approximately 1,000 employees at December 31, 2001 to approximately 700 employees at December 31, 2002.

Regulatory Overview

          Overview

      The Telecommunications Act of 1996, or the Telecom Act, which substantially revised the Communications Act of 1934, has established the regulatory framework for the introduction of competition for local telecommunications services throughout the United States by new competitive entrants such as us. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier - often a former subsidiary of AT&T, known as a Regional Bell Operating Company, or RBOC - which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs, following some recent consolidation, now consist of the following companies: BellSouth, Verizon, Qwest Communications and SBC Communications.

      Among other things, the Telecom Act preempts state and local governments from prohibiting any entity from providing telecommunications service, which has the effect of eliminating prohibitions on entry that existed in almost half of the states at the time the Telecom Act was enacted. At the same time, the Telecom Act preserved state and local jurisdiction over many aspects of local telephone service, and, as a result, we are subject to varying degrees of federal, state and local regulation. Consequently, federal, state and local regulation, and other legislative and judicial initiatives relating to the telecommunications industry could significantly affect our business.

      We believe that the Telecom Act provided the opportunity to accelerate the development of competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors’ entry into the local exchange market. We have developed our business and designed and constructed our networks to take advantage of the features of the Telecom Act that require cooperation from the incumbent carriers, and believe that the continued viability of the provisions relating to these matters is critical to the success of the competitive regime contemplated by the Telecom Act.

      Although the Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled new entrants like us to capture a portion of the incumbent carriers’ market share of local services, there have been numerous attempts to limit or eliminate the basic framework for competition in the local exchange services market established by the Telecom Act through a combination of federal legislation, new rulemaking by the FCC and challenges to existing and proposed regulations by the incumbent carriers. We expect these efforts to limit the benefits of the Telecom Act to continue. Successfully implementing our business plan is predicated on the assumption that the basic competitive framework will remain in place.

          Federal Regulation

      The FCC exercises jurisdiction over our communication facilities and services. We have authority from the FCC for the installation, acquisition or operation of our wireline network facilities to provide facilities-based international services. In addition, we have obtained FCC authorizations for the operation of our LMDS and 39 GHz fixed wireless facilities. Unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation, which leaves us free to set our own pricing policies for end user services subject only to the general federal guidelines that our charges for interstate and international services be just, reasonable, and nondiscriminatory. The FCC does authorize us to file interstate tariffs on an ongoing basis for interstate access (rates charged among carriers for access to their networks). The FCC, however, has issued a decision that required us (with only minor exceptions) to withdraw tariffs for interstate domestic long distance service and international long distance service. We, however, still are required to make the terms, conditions and pricing of the detariffed services available to the public on our Company web page.

      The following is a summary of the interconnection and other rights granted by the Telecom Act that are most important for full local competition and our belief as to the effect of the requirements, if properly implemented:

•	Interconnection with the networks of incumbents and other carriers, which permits customers of ours to exchange traffic with customers connected to other networks;

•	Local loop unbundling, which allows us to selectively gain access to incumbent carriers’ facilities and wires that connect the incumbent carriers’ central offices with customer premises, thereby enabling us to serve customers on a facilities basis not directly connected to our networks;

•	Reciprocal compensation, which mandates arrangements for local traffic exchange between us and both incumbent and competitive carriers and compensation for terminating local traffic originating on other carriers’ networks, thereby improving our margins for local service;

•	Number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to our local voice services;

•	Access to phone numbers, which mandates assignment of new telephone numbers to our customers, thereby enabling us to provide telephone numbers to new customers on the same basis as the incumbent carrier; and

•	Collocation of telecommunications equipment in incumbent central offices, which enables us to have direct access to unbundled loops and other network elements and facilitates their efficient integration with our switching and other network facilities.

      In January 1999, the U.S. Supreme Court upheld key provisions of the FCC rules implementing the Telecom Act, in a decision that was generally favorable to competitive telephone companies such as us. In finding that the FCC has general jurisdiction to implement the Telecom Act’s local competition provisions, the Supreme Court confirmed the FCC’s role in establishing national telecommunications policy, and thereby created greater certainty regarding the rules governing local competition going forward.

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

               Unbundling of Incumbent Network Elements

      In the January 1999 Supreme Court decision discussed above, the Court affirmed the FCC’s interpretation of matters related to unbundling of incumbent carriers’ network elements. It held that the FCC correctly interpreted the meaning of the term “network element”, which defines the parts of an incumbent carrier’s operations that may be subject to the “unbundling” requirement of the Telecom Act. The Court, however, also held that the FCC did not correctly determine which network elements must be unbundled and made available to competitive telephone companies such as us. In November 1999, the FCC released its “UNE (unbundled network element) Remand Order”, which addressed the deficiencies in the FCC’s original ruling cited by the Supreme Court. The order generally was viewed as favorable to us and other competitive carriers because it ensured that incumbent carriers would be required to continue to make available those network elements, including unbundled loops, that are crucial to our ability to provide local and other services. The UNE Remand Order subsequently was appealed by the incumbent carriers.

      On May 24, 2002, the United States Court of Appeals for the D.C. Circuit released an opinion remanding the UNE Remand Order to the FCC for further consideration. The Court of Appeals stated that it had remanded the order because it felt that:

•	the FCC had adopted uniform national rules with respect to almost every unbundled element for every geographic market without regard to the state of competition in any particular market; and

•	the FCC’s determination of when cost disparities impair a competitor’s ability to provide service without unbundled elements was too broad.

      In response to the Court of Appeals’ decision, and as part of its statutorily required periodic review of its list of unbundled elements, the FCC initiated its “Triennial Review” proceeding.

      On February 20, 2003, the FCC held an open meeting and adopted its Triennial Review decision. The full text of what is expected to be a 300-page order is not yet available, so we have only a broad outline of the FCC’s actions without the detail required to clearly understand all of the ramifications of this important decision. Based on the FCC’s press release and the comments of each FCC Commissioner at the meeting, it appears that, under that order, our ability to obtain access to certain unbundled network elements and incumbent network upgrades will be curtailed or more costly in the future. Also, it appears that the order would delegate to the states the overall responsibility for deciding what unbundled elements should be available to competitors like us in local markets of each of the respective states. Delegation of these determinations creates the risk that some states may decide to limit or eliminate unbundled elements to which we have access today and that we will be faced with different sets of rules and costs if states issue inconsistent decisions.

      Based on the FCC’s press release announcing the Triennial Review decision and related comments of the Commissioners, the following matters may be of relevance to us once the order is issued:

•	Curtailed Access to Broadband: It appears that the order will adopt new rules that would restrict competitive carriers from leasing as unbundled elements certain upgrades that the incumbent carriers make to their networks, such as the deployment of new optical fiber or upgrades from copper to optical fiber. For example, a new fiber loop to a customer that replaces an existing copper loop could be exempt from unbundling, except that incumbents must continue to unbundle the pre-existing copper loop or provide a voice channel for us on the new fiber loops that is equivalent to the old copper loop. Although the imposition of any restrictions on our access to the incumbents’ broadband networks is not a favorable development for us, we believe that the adverse impact is partially mitigated by the fact that it appears that incumbents would be required to continue to provide us with basic access to those facilities that we currently lease from them to serve many of our customers.

•	Unbundled Local Loops: It appears that the order will make a general, national finding that competitive carriers should have access to certain unbundled loops of the incumbent carriers. The states, however, may remove competitive carriers’ access to such loops based on the results of specified competitive analyses. Incumbent carriers will no longer be required to provide competitive carriers with access to certain very high-capacity loops. We believe that the net result of such an order would not have a significant impact on us, as the access to the vast majority of unbundled loops that we use today would be preserved.

•	Unbundled Transport: It appears from the press release announcing the Triennial Review decision that the order will change the definition of “dedicated transport” in such a way that competitive carriers would have to purchase certain transport facilities at higher rates than they do so today. It appears that the order would maintain access to many types of transport between incumbent facilities, such as transport between incumbent central offices, but it redefines transport to eliminate the unbundling of other transport. It also appears that the order would set forth a test that the states must follow in considering whether transport should be available in local markets within the states. It appears that the order will provide that certain very high-capacity transport would no longer be available as an unbundled element and that shared transport would be unavailable as an unbundled element in most business markets. Although it is not possible to gauge the full effect of these changes without seeing the text of the order, we believe that it is likely that these actions would raise our costs for transport services in the future.

•	Enhanced Extended Links and Co-mingling: It appears that the order will facilitate the ability of competitive carriers like us to obtain a loop and transport combination of unbundled elements known as “enhanced extended links”, provided that the underlying loop and transport elements are available on an unbundled basis. It also appears that the order will permit competitive carriers to mix unbundled network elements with retail services instead of requiring them to artificially segregate unbundled elements from the remainder of our network. Because we currently take advantage of both services from the incumbent carriers, we believe that these developments could result in cost savings for us.

•	Calculation of Unbundled Element Rates: It appears that the order will allow the incumbent carriers to utilize a higher cost of capital and shorter depreciation lives to establish rates for unbundled elements. We believe that these modifications could raise our costs for leasing unbundled elements in the future.

      As indicated above, the text of the Triennial Review decision has not yet been released. We anticipate that, once the FCC’s new unbundling rules are effective, incumbent carriers will pursue review in courts, institute administrative proceedings with the FCC and state regulatory agencies and lobby the United States Congress, all in an effort to affect laws and regulations in a manner even more favorable to them and against the interest of competitive carriers. At the same time, we would anticipate that the competitive carriers will endeavor to improve their positions and access to the incumbents’ networks through similar means.

               Collocation in Incumbent Central Offices

      Collocation regulations promulgated by the FCC specify in greater detail obligations that the Telecom Act imposes upon the incumbent carriers to open their local networks to competition by providing competitors space to locate their equipment in incumbent central offices and remote terminals for the purpose of interconnection. This allows the competitive carriers to provide local telephone services and to use portions of the incumbent carriers’ existing networks to offer new and innovative services. Over the past four years, the FCC’s collocation regulations have been the subject of very contentious proceedings at the FCC and litigation before several courts. On remand from a March 2000 decision by the U.S. Court of Appeals for the D.C. Circuit, the FCC issued a decision that revised its rules in a manner that permits incumbent companies to exercise more discretion in determining the placement of competitors’ equipment in their central offices, and does not require the incumbents to allow competitors to install and maintain cross-connections between other collocated competitors, but requires the incumbents themselves to provide this as part of their collocation services. In June, 2002, the D.C. Circuit Court of Appeals affirmed the FCC’s remand order, and the FCC has since clarified that incumbents should make their cross-connection service available in the physical collocation tariffs they file with the FCC.

      In October 2002, Verizon filed an application with the FCC requesting authority to discontinue providing federally-tariffed physical collocation services, as required under current FCC regulations applicable to most incumbent carriers. Verizon asked the FCC to require its competitors instead to order collocation services solely pursuant to terms and conditions approved by state public service commissions. Verizon’s application remains pending, but if this authority is granted, such discontinuance would make it more costly and difficult for competitors such as us to obtain collocation services because the rates set by state public service commissions are typically significantly higher than those approved by the FCC, and may require competitors to engage in costly negotiations in different states. If Verizon is successful, other large incumbent providers are likely to seek and receive comparable relief.

               Regulation of the RBOCs’ Ability to Provide Long Distance Service

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

      The FCC has granted each of the RBOCs the authority to provide long distance service in a number of states. We expect that the RBOCs will have received such authority with respect to most of the remaining states in the near term. Although we cannot predict when such approval is likely to occur, it could have an adverse affect on our ability to compete if it is not accompanied by safeguards to ensure that the RBOC continues to comply with the market-opening requirements of Section 271 or if it is granted prematurely before the RBOC has completely satisfied the market-opening requirements.

               Provision of Broadband Telecommunications Services and Information Services

      Current federal and state regulation places certain restrictions and conditions on the provision of advanced telecommunications services, or broadband services, such as data and DSL services, by the RBOCs. Furthermore, the network elements that RBOCs must make available under the FCC’s unbundling rules to competitors may be used for the provision of broadband services. However, at the urging of the RBOCs and other incumbent carriers, the FCC in its Triennial Review decision, appears to have greatly curtail the extent to which the incumbents must unbundle the broadband portion of their networks for their competitors. Despite this apparent victory, the RBOCs have vowed to continue to push for further deregulation through federal and state legislative efforts. For example, broadband deregulation legislation is currently under consideration in several states, including Georgia, Texas and Missouri. In addition, it is anticipated that deregulatory legislation will be pursued by the RBOCs in Congress. In addition to possible legislation, the FCC has initiated another pending proceeding that could result in a further diminishment of incumbent carriers’ requirement to make unbundled network elements that are used for certain broadband or information services available to us. The FCC has issued a Notice of Proposed Rulemaking entitled “Appropriate Framework for Broadband Access to the Internet Over

Wireline Facilities” that requests comments on the proper classification of broadband access services as either regulated telecommunications services or unregulated information services. The Triennial Review decision significantly restricts the availability on an unbundled basis of certain network elements deploying fiber or packet-switching technologies. That decision, in conjunction with a decision in this proceeding, legislative change or a court ruling further broadening the definition of what constitutes unregulated information services could have the effect of allowing RBOCs to provide terms, conditions and pricing to their own affiliates that provide data or information services that are better than those made available to us. Such developments could also be expected to adversely effect our cost of doing business by increasing the cost of purchasing or leasing such facilities from the RBOCs.

               Universal Service

      In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as “universal service”. For example, the FCC established new subsidies for services provided to qualifying schools and libraries and rural health care providers, and expanded existing subsidies to low income consumers. Most telecommunications companies, including us, must pay for these programs based on their share of interstate and international telecommunications end user revenues. In a 1999 decision, the Fifth Circuit Court of Appeals issued a ruling that had the net effect of somewhat lowering our contribution of revenues to universal service, which stands at 7.28% of end user telecommunications revenues for the first quarter of 2003. Now, the FCC has taken further steps to modify the system for assessment and recovery of universal service funds. In a December 2002 Notice of Proposed Rulemaking, the FCC has asked many broad-ranging questions regarding universal service, including whether to change its method of assessing contributions due from carriers by basing it on the number and capacity of connections they provide, rather than on interstate and international end user revenues they earn. We cannot be sure that legislation or FCC rulemaking will not increase the size of our subsidy payments, the scope of the subsidy program or our costs of calculating, collecting and remitting the universal service related payments.

               Intercarrier Compensation Reform

      Currently, communications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges, both of which are being considered for reform.

      Interstate Access Charges. Long distance carriers pay local facilities-based carriers, including us, interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers’ networks. Historically, the RBOCs set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. With the establishment of an explicit and competitively neutral universal service subsidy mechanism, however, the FCC is under increasing pressure to revise the current access charge regime to bring the charges closer to the cost of providing access. In response, the FCC issued a decision in 2001 setting the rates that competitive local carriers charge to long distance carriers at a level that will gradually decrease over three years from a maximum of $0.025 per minute to the rates charged by incumbent carriers. So long as we are in compliance with the FCC’s rate schedule, the FCC’s order forbids long distance carriers from challenging our interstate access rates. Although this FCC decision lowering access charges will reduce our access charge revenues over time, we do not expect that such a reduction will have a material impact on our total revenues or financial position. The FCC is also considering, in a declaratory ruling proceeding commenced in November 2002, the question of whether voice over the Internet services or services utilizing an Internet protocol should be made subject to interstate access charges in the same manner as traditional telephony. Like a growing number of carriers, we utilize an Internet protocol for a portion of our traffic as do some of our customers. The FCC has indicated on several occasions that such services are exempt from interstate access charges, but until the FCC issues its ruling in the current proceeding, it is unclear how such traffic will be treated for intercarrier compensation purposes.

      Local Reciprocal Compensation Charges. Local telephone companies such as us that originate traffic that is terminated on the network of other carriers typically compensate the other local carriers for terminating that traffic. These payments flow in both directions between any two carriers. First, when we terminate traffic for another local carrier to a customer on our network, we collect compensation. Second, when we send traffic to another carrier for termination, we pay compensation. Some competitors, however, have a customer base that generates many more minutes of terminating traffic from other carriers than originating traffic destined for other carriers. For example, a competitor that has a customer base that has many information service providers typically will have a large amount of compensation being paid to it by other carriers, while it will owe very little reciprocal compensation to other carriers. The FCC revamped the local reciprocal compensation structure in 2001 on an interim basis for three years to eliminate or reduce the opportunity for carriers to take advantage of an imbalance of originating and terminating traffic flows due to traffic terminated to information service providers. The FCC also initiated a rulemaking to examine inter-carrier compensation more comprehensively. Under the decision, at the election of the incumbent carrier, terminating traffic that is out-of-balance by a ratio of more than 3 to 1 can be compensated at a lower rate, or in some cases, at no charge. Because the traffic we exchange with other local carriers is relatively in balance across our markets, however, we do not expect FCC decisions to restructure reciprocal compensation to have a material impact on our total revenues or financial position vis-à-vis other carriers.

               Regulation of Business Combinations

      The FCC, along with the Department of Justice and state commissions, has jurisdiction over business combinations involving telecommunications companies. For example, the FCC’s approval was required to implement certain aspects of our Chapter 11 reorganization. The FCC has reviewed a number of recent and proposed combinations to determine whether the combination would undermine the market-opening incentives of the Telecom Act by permitting the combined company to expand its operations without opening its local markets to competition or have other anti-competitive effects on the telecommunications and Internet access markets. In some cases, the FCC has set conditions for its approval of the proposed business combination. We cannot predict whether any conditions imposed will be effective, nor can we predict whether the FCC will impose similar conditions should it approve future business combinations.

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

      Under the regulatory arrangement contemplated by the Telecom Act, state authorities continue to regulate matters related to universal service, public safety and welfare, quality of service and consumer rights. All of these regulations, however, must be competitively neutral and consistent with the Telecom Act, which generally prohibits state regulation that has the effect of prohibiting us from providing telecommunications services in any particular state. State commissions also enforce some of the Telecom Act’s local competition provisions, including those governing the arbitration of interconnection disputes between the incumbent carriers and competitive telephone companies and the setting of rates for unbundled network elements. Finally, the order expected from the FCC’s Triennial Review decision will delegate to the states important authority to decide what unbundled elements must be made available to competitive carriers in each of the states’ local markets over a period three to nine months following the effectiveness of the decision. Consequently, this authority would give the states a key role regarding our continuing access to unbundled elements, such as loops and transport in particular, that are necessary in many cases to connect our customers to our metro networks.

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

Competition

      The industry environment in which we operate has changed significantly recently. In particular, with the steep decline in the market valuations of debt and equity securities of telecommunications companies, particularly emerging providers, in the last two years the financial condition of many competitive and other carriers has deteriorated, and a number of these competitors have attempted to reorganize, or have completed reorganizations, under Chapter 11 of the Bankruptcy Code. Several competitors who have completed these reorganization efforts, have emerged from bankruptcy with significant improvements to their financial condition or are newly formed entities that have acquired the assets of others at substantial discounts when compared to their original cost basis.

      At the same time, the regulatory environment has changed and continues to change rapidly. Although the Telecom Act and other actions by the FCC and state regulatory authorities have had the general effect of promoting competition in the provision of communications services, it also has allowed the incumbent carriers to begin to provide long distance services in many states. These effects, together with new technologies, such as voice-over-IP, and the importance of data services, have blurred the distinctions among traditional communications markets. As a result, a competitor in any of our business areas potentially is a competitor in our other business areas.

      Many of our existing and potential competitors have greater market presence, including name recognition, engineering and marketing capabilities, and financial, technological and personnel resources, including resources for the development and deployment of new technology and services, than those available to us.

          Incumbent Carriers

      In each market that we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets, primarily the RBOCs, which include BellSouth, Verizon, Qwest Communications and SBC Communications. We compete with the incumbent carriers in our markets for local exchange and other services on the basis of product offerings, quality, capacity and reliability of network facilities, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the incumbent carriers have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. Competition, however, is not based on any proprietary technology. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our networks’ dual path architectures and state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks. Incumbent carriers also have received regulatory approval to provide and have begun to provide long distance voice service in a number of regions.

          Other Voice Service Competitors

      We face, and expect to continue to face, competition for local and long distance telecommunications services from competitors and potential competitors in addition to the incumbent carriers, primarily AT&T, WorldCom, Inc. and Sprint Corporation. With respect to local telecommunications services, we also face, and expect to continue to face, competition from other carriers and competitors, such as Time Warner Telecom, Allegiance Telecom Inc., Focal Communications and McLeodUSA Incorporated. With respect to long distance telecommunications services, although the market is dominated by AT&T, WorldCom, and Sprint, hundreds of other companies, such as Qwest, also compete in the long distance marketplace. In addition, as the RBOCs continue to receive FCC authorization to increase the number of states in which they are authorized to provide long distance telecommunications services, we would expect them to become increasingly significant competitors for those services.

          Data Service Competitors

      We face, and expect to continue to face, competition for Internet access and other data services from telecommunications companies, including AT&T, WorldCom, and Sprint, online service providers, DSL service providers, and Internet service providers and web hosting providers.

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

Employees

      As of December 31, 2002 we employed approximately 5,100 and as of February 28, 2003, we employed approximately 4,900 people, including full-time and part-time employees. We consider our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

Risk Factors

               Risks Related to Our Operations

The wave of bankruptcies in the Internet and communications-related industries has diminished our marketing prospects and may have an adverse effect on the results of our operations in future periods.

      We historically have provided services to, and generated significant revenues from, customers that conduct business in the Internet and communications-related segments. Many businesses that operated in those segments, particularly start-ups in the Internet service provider segment, have liquidated, otherwise gone out of business, or modified their business plans in ways that have significantly reduced their need for communications services. These developments have decreased the size of the potential market for many of our wholesale and carrier-related services, particularly data transport services. Those of our Internet and communications-related customers that remain in business and have not sought bankruptcy protection nevertheless have been adversely affected by recent business trends in the sectors. To the extent the credit quality of these customers deteriorates or these customers seek bankruptcy protection, we may not be able to collect all amounts due from them and our ability to generate revenue in future periods from them could be adversely affected.

The failure of our operations support systems to perform as we expect could impair our ability to retain customers and obtain new customers, or provision their services, or result in increased capital expenditures, which would adversely affect our revenues or capital resources.

      Our operations support systems are an important factor in our success. Critical information systems used in daily operations perform sales and order entry, provisioning, billing and accounts receivable functions, and cost of service verification and payment functions, particularly with respect to facilities leased from incumbent carriers. If any of these systems fail or do not perform as expected, it would impact our ability to process orders and provision sales, and to bill for services efficiently and accurately, which could cause us to suffer customer dissatisfaction, loss of business or the inability to add customers on a timely basis, any of which would adversely affect our revenues. In additional, system failure or performance issues could impact our ability to effectively audit and dispute invoicing and provisioning data provided by service providers from whom we lease facilities. Furthermore, problems may arise with higher processing volumes or with additional automation features, which could potentially result in system breakdowns and delays and additional unanticipated expense to remedy the defect or to replace the defective system with an alternative system.

      We are in the process of updating and replacing software and related systems for sales tracking, order entry and provisioning and plan to implement changes to our billing systems later this year to support our growth and improve the order and provisioning processes. We have experienced, and may continue to experience, delays and related problems in processing orders, provisioning sales and billing in connection with the transition to these new systems.

      Our ability to efficiently and accurately provision new orders for services on a timely basis is necessary for us to begin to generate revenue related to those services. If the delays or related problems continue, or if any unforeseen problems emerge in connection with our migration to the new provisioning software and systems, delays and errors may occur in the provisioning process, which could significantly increase the time until an order for new service can begin to generate revenue, which could have a material adverse effect on our operations.

It is expensive and difficult to switch new customers to our network, and lack of cooperation of the incumbent carrier can slow the new customer connection process, which could impact our ability to compete.

      It is expensive and difficult for us to switch a new customer to our network because:

•	we charge the potential customer certain one-time installation fees, and, although the fees are less than the cost to install a new customer, they may act as a deterrent to become our customer, and

•	we require cooperation from the incumbent carrier in instances where there is no direct connection between the customer and our network, which can complicate and add to the time that it takes to provision a new customer’s service.

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

      We are highly dependent on the services of our management and other key personnel. The loss of the services of our senior executive management team or other key personnel could cause us to make less successful strategic decisions, which could hinder the introduction of new services or make us less prepared for technological or marketing problems, which could reduce our ability to serve our customers or lower the quality of our services. In particular, the position of chief executive officer is currently vacant, and the designation of a new chief executive officer may have a significant impact on our future performance.

      We believe that a critical component for our success will be the attraction and retention of qualified, professional technical and sales personnel. We have experienced intense competition for qualified personnel in our business with the sales, technical and other skill sets that we seek. We may not be able to attract, develop, motivate and retain experienced and innovative personnel. If we fail to do so, there will be an adverse effect on our ability to generate revenue and operate our business.

Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

      We hold some of the fiber that makes up the foundation of our network, particularly in our inter-city network, through long-term leases or indefeasible right of use agreements. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of our network and ultimately on our results of operations. Since early 2001, there has been increasing financial pressure on some of our fiber providers as part of the overall weakening of the telecommunications market. Several such providers have sought bankruptcy protection. To our knowledge, the rights of the holder of such rights in strands of fiber have never been addressed by the judiciary at the state or federal level in bankruptcy and, therefore, under such circumstances, our rights under dark fiber agreements would be unclear.

We may not be able to continue to connect our network to the incumbent carrier’s network or maintain Internet peering arrangements on favorable terms, which would impair our growth and performance.

      We must be a party to interconnection agreements with the incumbent carrier and certain independent carriers in order to connect our customers to the public telephone network. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets.

      Peering agreements with Internet service providers allow us to access the Internet and exchange transit for free with these providers. Depending on the relative size of the carriers involved, these exchanges may be made without settlement charge. Recently, many Internet service providers that previously offered peering have reduced or eliminated peering relationships or are establishing new, more restrictive criteria for peering and an increasing number of these service providers are seeking to impose charges for transit. Increases in costs associated with Internet and exchange transit could have a material adverse effect on our margins for our products that require Internet access. We may not be able to renegotiate or maintain peering arrangements on favorable terms, which would impair our growth and performance.

If our selection of IP technology is incorrect, ineffective or unacceptably costly, implementation of our business strategy could be delayed, which would adversely affect our growth and operating results.

      We rely on IP technology as the basis for our metro and intercity networks. Integrating this technology into our network may prove difficult and may be subject to delays. In addition, affordable IP customer premise equipment may not become available in a timely fashion, if at all. If the technology choices we make prove to be incorrect, ineffective or unacceptably costly, our strategy of meeting our customer’s demand for existing and future telecommunications services using IP technology could fail, which would adversely affect our growth and operating results.

Physical space limitations in office buildings and landlord demands for fees or revenue sharing could limit our ability to connect customers to our networks and increase our costs, which would adversely impact our results.

      In some circumstances, connecting a customer who is a tenant in an office building to our network requires installation of in-building cabling through the building’s risers from the customer’s office to our fiber in the street or building equipment room, or our antenna on the roof. In some office buildings, particularly the premier buildings in the largest markets, the risers are already close to their maximum physical capacity due to the entry of other competitive carriers into the market. Fixed wireless direct connections require us to obtain access to rooftops from building owners. Moreover, the owners of these buildings are increasingly requiring competitive telecommunications service providers like us to pay fees or otherwise share revenue as a condition of access to risers and rooftops. Although we generally do not agree to revenue sharing arrangements, we may continue to be required to pay fees to access buildings, particularly for building located in larger markets, which would reduce our operating margins.

Our reliance on third-party DSL service providers could affect adversely our ability to provide service to our DSL customers.

      We provide a significant portion of our DSL service through wholesale arrangements with incumbent carriers and other DSL service providers. To the extent that such DSL service providers are unable to provide wholesale DSL service to us, we in turn may be unable to provide that service to our customers if we cannot provide service on our own DSL equipment or obtain wholesale service from another DSL service provider. In addition, the transition of our DSL customers’ services to another source of DSL service may cause potential disruptions for the affected DSL customers’ services. If we are unable to serve these customers, we will lose the related revenues.

               Risks Related to Competition and Our Industry

Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices, which could impair our results.

      New technologies, such as voice-over-IP, and regulatory changes - particularly those permitting incumbent local telephone companies to provide long distance services - are blurring the distinctions between traditional and emerging telecommunications markets. In addition, the increasing importance of data services has focused the attention of most telecommunications companies on this growing sector. As a result, a competitor in any of our business areas is potentially a competitor in our other business areas, which could impair our prospects, put downward pressure on prices and adversely affect our operating results.

      We face competition in each of our markets principally from the incumbent carrier in that market, but also from recent and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace and incumbent carriers seeking to enter into the long distance market as they are granted the regulatory authority to do so. This competition places downward pressure on prices for local and long distance telephone service and data services, which can adversely affect our operating results. In addition, we could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users. If we are not able to compete effectively with these industry participants, our operating results could be adversely affected.

Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

      Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. As a result, some of our competitors can raise capital at a lower cost than we can, and they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the development, marketing and sale of products and services than we can. Also, our competitors’ greater brand name recognition may require us to price our services at lower levels in order to win business. Finally, our competitors’ cost advantages give them the ability to reduce their prices for an extended period of time if they so choose.

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

      The introduction of new technologies may reduce the cost of services similar to those that we plan to provide. As a result, our most significant competitors in the future may be new entrants to the telecommunications industry. These new entrants may not be burdened by an installed base of outdated equipment and, therefore, may be able to more quickly respond to customer demands.

      Additionally, the markets for data and Internet-related services are characterized by rapidly changing technology, evolving industry standards, changing customer needs, emerging competition and frequent new product and service introductions. The future success of our data services business will depend, in part, on our ability to accomplish the following in a timely and cost-effective manner:

•	effectively use leading technologies and update or convert from existing technologies and equipment;

•	continue to develop technical expertise;

•	develop new services that meet changing customer needs; and

•	influence and respond to emerging industry standards and other technological changes.

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

Attempts to limit the basic competitive framework of the Telecom Act could interfere with the successful implementation of our business plan.

      Successful implementation of our business plan is predicated on the assumption that the basic framework for competition in the local exchange services market established by the Telecom Act will remain in place. We expect that there will be attempts to limit or eliminate this basic framework through a combination of federal legislation, new rulemaking by the FCC and challenges to existing and proposed regulations by the RBOCs. It is not possible to predict the nature of any such action or its impact on our business and operations.

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

      We may not be able to maintain our existing franchises, permits and rights-of-way that we need for our business. We may also be unable to obtain and maintain the other franchises, permits and rights that we require. A sustained and material failure to obtain or maintain these rights could materially adversely affect our performance and operating results in the affected metropolitan area.

               Risks Related to Liquidity and Financial Resources

We incurred a substantial net loss in 2002 and, in the near term, will not generate funds from operations sufficient to meet all of our cash requirements.

      For each period since inception, we have incurred substantial net losses. For 2002, we posted a net loss attributable to common stockholders of approximately $3.4 billion. In the near term, our existing and projected operations are not expected to generate cash flows sufficient to pay our expected operating expenses, fund our capital expenditure requirements and meet our debt service obligations.

The covenants in our New Credit Agreement restrict our financial and operational flexibility, which could have an adverse affect on our results of operations.

      Our New Credit Agreement contains covenants that require us to maintain certain amounts of unrestricted cash, require us to achieve specified operating results, and restrict, among other things, the amount of our capital expenditures, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. Arnos Corp., a company controlled by Mr. Carl Icahn, holds approximately 85% of the principal amount of the loans outstanding under the New Credit Agreement. Because amendments to or waivers of covenants under the New Credit Agreement generally require the approval or consent of holders of only a majority of the outstanding principal amount under the New Credit Agreement, decisions whether to amend or waive compliance with such covenants by the holders of loans under the New Credit Agreement can be made by Arnos Corp., and ultimately Mr. Icahn, whether or not the other holders consent.

      The security for the New Credit Agreement consists of substantially all of the assets of XO Parent and our subsidiaries. A default under the New Credit Agreement could adversely affect our rights under other commercial agreements.

      The New Credit Agreement and the existence of the loans under the New Credit Agreement also could affect our financial and operational flexibility, as follows:

•	they may impair our ability to obtain additional financing in the future;

•	they may limit our flexibility in planning for or reacting to changes in market conditions; and

•	they may cause us to be more vulnerable in the event of a downturn in our business.

As a result of the recent investment history of the telecommunications sector, the access of telecommunications service providers like us to capital for growth or acquisitions is likely to be limited.

      Telecommunications companies, including us, have experienced massive defaults on debt securities and bank loans in recent years, as well as the elimination of equity positions in the ensuing bankruptcy reorganizations. This experience has made the industry one of the worst-performing investment sectors in recent years. We expect that this history has lead to extremely limited, if any, access to the capital markets by companies in our industry, and that this situation may continue for some time. As a result, we may have to rely entirely on cash on hand and internally generated funds from operations to finance our business in the future, which would diminish our financial and operational flexibility, and diminish our ability to take advantage of opportunities for expansion of our network and for growth through business acquisitions.

               Risks Related to Our New Common Stock

An affiliate controlled by Mr. Carl Icahn is our majority stockholder.

      Cardiff, a company owned and controlled by Mr. Carl Icahn, beneficially owns over 80% of our outstanding New Common Stock. As a result, Mr. Icahn has the power to elect all of our directors. Under applicable law and our certificate of incorporation and by-laws, certain actions can not be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers and the sale of substantially all of our assets and amendments to our certificate of incorporation and by-laws.

We could be liable for the funding and termination liabilities of certain pension plans sponsored by affiliates of Mr. Carl Icahn.

      As discussed above, affiliates of Mr. Icahn hold over 80% of the outstanding New Common Stock of XO Parent. Applicable pension and tax laws make each member of a plan sponsor’s “controlled group” (generally defined as entities in which there is at least an 80% common ownership interest) jointly and severally liable for certain pension plan obligations of a plan sponsor that also is a member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the plan sponsor’s controlled group.

      As a result of the more than 80% ownership interest in XO Parent by Mr. Icahn’s affiliates, XO Parent and its subsidiaries will be subject to the pension liabilities of any entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes ACF Industries, Inc., which is the sponsor of certain pension plans. As most recently determined by the ACF plans’ actuaries, pension plans maintained by ACF are underfunded in the aggregate by approximately $14 million on an ongoing actuarial basis and by approximately $102 million if those plans were terminated. As a member of the same controlled group, XO Parent and each of its subsidiaries would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans.

      The current underfunded status of the ACF pension plans requires ACF to notify the PBGC if XO Parent or its subsidiaries cease to be a member of the ACF controlled group. In addition, so long as we remain a member of the ACF controlled group, certain other “reportable events,” including certain extraordinary dividends and stock redemptions, must be reported to the PBGC.

Because our New Common Stock is not listed for quotation on either the Nasdaq National or Small Cap Market, we are not subject to certain reporting and corporate governance provisions.

      The New Common Stock is not quoted on the Nasdaq National or SmallCap Markets. Companies whose shares are quoted on the Nasdaq National Market and the Nasdaq SmallCap Market are required to comply with the Nasdaq Marketplace Rules, which, as required by the Sarbanes-Oxley Act of 2002, contain or will contain corporate governance requirements in addition to those contemplated by the Delaware General Corporation Law and the federal securities laws, including requirements related to:

•	Distribution of interim reports

•	Solicitation of proxies

•	Independent directors

•	Audit committees

•	Shareholder approval

•	Stockholder voting rights

•	Auditor peer review

      As our New Common Stock is not so quoted, we are not subject to these requirements. As a result, for example, we are not required to comply with recently adopted rules that will require listed companies to have increased independent director representation on their boards of directors or an audit committee composed solely of independent directors. We currently do not intend to seek a listing on any exchange or the Nasdaq National Market or the Nasdaq SmallCap Market.

Limited liquidity of our New Common Stock may result in delays in your ability to sell your common stock or lower your returns; you should be prepared to hold your investment indefinitely.

      Although, there currently is a limited trading market for our New Common Stock on the Nasdaq Over-the-Counter Bulletin Board, known as the OTCBB, we cannot assure that an active trading market for our stock will continue. Unlike the Nasdaq National Market and Small Cap Market where the issuer applies for listing of its securities, an active and orderly trading market on the OTCBB depends on the existence, and individual decisions, of willing buyers and sellers at any given time. We will not have any control over the willingness of any such parties to create a trading market. If the OTCBB trading market does not continue or becomes more sporadic, the market value of our New Common Stock could be affected adversely and it would become difficult to buy or sell shares on short notice. Consequently, you should be prepared to hold your New Common Stock indefinitely.

      As of March 1, 2003, shares of New Common Stock were trading at less than $5.00 per share on the OTCBB, which could result in such stock being defined as a “penny stock” pursuant to applicable SEC regulations. Accordingly, the New Common Stock may be subject to penny stock rules, which could adversely affect the market liquidity of our New Common Stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our New Common Stock might decline.

Future sales of our New Common Stock could adversely affect its price and/or our ability to raise capital.

      Future sales of substantial amounts of New Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the New Common Stock and our ability to raise capital.

      As of March 1, 2003, there were approximately 95.0 million shares of New Common Stock outstanding. The shares of New Common Stock owned by Cardiff, an entity owned and controlled by Mr. Icahn, are restricted shares that may be sold only under a registration statement or an exemption from federal securities registration requirements. Although Cardiff holds restricted stock, it may cause us to register sales of that stock at any time, whether pursuant to its contractual registration rights or otherwise.

      Pursuant to our Plan of Reorganization, we have issued three series of warrants to purchase up to an aggregate of approximately 9.5 million, 7.1 million and 7.1 million additional shares of New Common Stock, at exercise prices of $6.25, $7.50 and $10.00 per share, respectively. The warrants will expire on January 16, 2010. In addition, if the eligible participants exercise all the rights in the Rights Offering, up to an additional approximately 43.3 million shares of New Common Stock will be issued to such eligible holders.

      We have options outstanding to purchase approximately 11.5 million shares of New Common Stock outstanding under our stock incentive plan as of March 1, 2003, with an exercise price of $5.00 per share. Unless surrendered or cancelled earlier under the terms of the stock incentive plan, those options will expire in 2013. In addition, our stock incentive plan authorizes future grants of options to purchase New Common Stock, or awards of restricted New Common Stock, with respect to an additional 6.1 million shares of New Common Stock in the aggregate.

               Other Risks

Our adoption of “fresh start” accounting makes comparisons of our financial position and results of operations with those of prior periods more difficult.

      Due to our emergence from bankruptcy pursuant to the Plan of Reorganization, we will implement “fresh start” accounting for periods following the restructuring. Fresh start accounting requires us to restate all our assets and liabilities to reflect their respective fair values. As a result, the consolidated financial statements for periods after our emergence from bankruptcy will not be comparable to our consolidated financial statements for the periods prior to our emergence from bankruptcy, which were prepared on an historical basis. The application of “fresh start” accounting may make it more difficult to compare our post-emergence operations and results to those in pre-emergence periods.

There may be risks related to our use of Arthur Andersen as our independent auditors for the year ended December 31, 2001 and prior periods.

      Arthur Andersen, LLP, our former independent public accountants, which audited our financial statements for the years ended December 31, 2001 and 2000, was found guilty on June 15, 2002 of federal obstruction of justice charges in connection with the federal government’s investigation of Enron Corp. Arthur Andersen ceased practicing before the SEC effective August 31, 2002. Based on our understanding of Arthur Andersen’s financial condition, it may be unable to satisfy any claims that arise out of its provision of auditing and other services to us, including claims that may arise out of Arthur Andersen’s audits of our consolidated financial statements in years prior to 2002. The SEC has said that it will continue to accept financial statements audited or reviewed by Arthur Andersen in compliance with applicable rules and orders issued by the SEC in March 2002 in connection therewith.

      When we seek to access the capital markets in an offering that requires registration of securities under the Securities Act of 1933, as will be the case in the Rights Offering, current SEC rules require that three years of audited financial statements be included or incorporated by reference into the related prospectus. These rules would require that we present financial statements for one or more fiscal years that were audited by Arthur Andersen, until our audited financial statements for the year ending December 31, 2004 become available. The SEC recently adopted rules that exempt certain issuers that file registration statements under the Securities Act that contain financial statements audited by Arthur Andersen from having to comply with regulations that require such issuers to present manually signed accountants’ reports and written consents of Arthur Andersen to include such financial statements in the registration statement. If the SEC ceases accepting financial statements audited by Arthur Andersen without such reports and consents, we could be precluded from filing such a registration statement, unless our current independent auditors, Ernst & Young LLP, or another independent accounting firm, audits the financial statements for the years ended December 31, 2001 and 2000, which originally were audited by Arthur Andersen. The time to complete such an audit would delay, and could prevent, us from accessing the capital markets.

               Forward-Looking Statements

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs.

      Some statements and information contained in this Annual Report on Form 10-K are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of data products and services based on IP, Ethernet and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network, including with respect to the development of IP protocols;

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness; and

•	trends related to and expectations regarding the results of operations in future periods, including but not limited to those statements set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

      All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties, in addition to the relevant qualifying factors identified in the above “Risk Factors” section and elsewhere in this annual report and in the documents incorporated by reference in this annual report, including, but not limited to:

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

      We, and our subsidiaries, lease facilities for our and their administrative and sales offices, central switching offices, network nodes and warehouse space. The various leases expire in years ranging from 2003 to 2021. Most have renewal options.

      Our headquarters are located in Reston, Virginia, where we are currently leasing approximately 170,000 square feet of space. In February 2003, Dixon Properties, LLC, which is owned and controlled by Mr. Carl Icahn, acquired ownership of the building in which our headquarters is located in a transaction that was approved by the Bankruptcy Court in our Chapter 11 proceedings.

Item 3.     Legal Proceedings

      We currently are not a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of business.

      As discussed above, on June 17, 2002, XO Parent filed for protection under the Bankruptcy Code. Although XO Parent consummated its Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings on January 16, 2003, disputes with respect to the amount of allowed claims owed by XO Parent to certain of its general unsecured creditors remain outstanding. We expect these disputes to be resolved in the near term. A resolution adverse to XO Parent of any or all of these claims would not result in a change in the distributions under XO Parent’s Plan of Reorganization to any of the classes of holders of claims and interests summarized in Item 1, Business under the caption “Our Chapter 11 Reorganization–Distributions Under the Plan of Reorganization”.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.     Market for Registrants’ Common Stock and Related Stockholder Matters

Market Information

      Our pre-petition class A common stock was traded on the Nasdaq National Market under the symbol “XOXO” until December 2001, at which time we voluntarily delisted it from that market. On December 17, 2001, our pre-petition class A common stock began trading on the Nasdaq Over-the-Counter Bulletin Board until January 16, 2003, the effective date of our Plan of Reorganization, at which time trading was halted on the Nasdaq Over-the-Counter Bulletin Board.

      The following table shows, for the periods indicated, the high and low closing bid prices for our pre-petition class A common stock as reported by the Nasdaq National Market or Nasdaq Over-the-Counter Bulletin Board, as applicable.

	2002		2001

	High	Low	High	Low

First Quarter	$0.19	$0.04	$27.81	$6.25
Second Quarter	$0.07	$0.02	$5.22	$1.63
Third Quarter	$0.08	$0.02	$1.97	$0.33
Fourth Quarter	$0.15	$0.02	$1.72	$0.08

      All interests in our pre-petition class A common stock were cancelled effective as of January 16, 2003, pursuant to our Plan of Reorganization.

      Our New Common Stock trades on the Nasdaq Over-the-Counter Bulletin Board under the symbol “XOCM”. It began trading shortly after the first distribution of New Common Stock pursuant to our Plan of Reorganization.

      As of March 1, 2003, the approximate number of stockholders of record of our common stock was ten.

Use of Proceeds

      The initial public offering, or IPO, of our Class A common stock closed in October 1997, pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-32001) that became effective on September 26, 1997. The net proceeds we received from the offering totaled approximately $226.8 million. As of December 31, 2002, proceeds from the IPO remain available for future capital expenditures, operating expenses and other general corporate purposes.

Dividends

      We never declared or paid a cash dividend on our pre-petition class A common stock and have not declared or paid a dividend on our New Common Stock. Covenants in the New Credit Agreement restrict our ability to pay cash dividends on our capital stock.

Item 6.     Selected Financial Data

      Because the Plan of Reorganization was not consummated and effective until January 16, 2003, the selected financial data below as of and for the year ended December 31, 2002 does not include the effects of “fresh start” accounting provisions of SOP 90-7. Under SOP 90-7, the implementation of fresh start reporting is triggered in part by the emergence of XO Parent from its Chapter 11 proceedings. Although the effective date of the Plan of Reorganization was January 16, 2003, we plan to account for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implement fresh start reporting as of that date.

      The fresh start accounting provisions will require that we establish a “fair value” basis for the carrying value of the assets and liabilities for reorganized XO, the implementation of which will result in a substantial reduction in the carrying value of our long-lived assets, including property and equipment, fixed wireless licenses, other intangible assets and other noncurrent assets. As discussed in note 3 to our audited consolidated financial statements set forth in Item 8 below, the Consolidated Balance Sheets to such financial statements include pro forma information as if the fresh start accounting provisions of SOP 90-7 had been implemented as of December 31, 2002.

	Year Ended December 31,

	2002(a)	2001	2000(b)	1999	1998

	(Dollars in thousands, except share data)
Statement of Operations Data:
Revenue	$1,259,853	$1,258,567	$723,826	$274,324	$139,667
Loss from operations (c)	(1,208,898)	(1,949,891)	(1,011,652)	(366,530)	(206,184)
Net loss (d)	(3,386,818)	(2,086,125)	(1,101,299)	(558,692)	(278,340)
Net loss applicable to common shares (e)	(3,350,362)	(1,838,917)	(1,247,655)	(627,881)	(337,113)
Net loss per common share, basic and diluted (f)	(7.58)	(4.55)	(3.87)	(2.51)	(1.57)
Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$17,602	$(560,877)	$(559,414)	$(349,192)	$(174,484)
Net cash provided by (used in) investing activities	57,582	(708,598)	(1,464,495)	(1,050,344)	(1,276,747)
Net cash (used in) provided by financing activities	(6,079)	1,019,647	1,648,663	1,948,503	1,381,653
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$560,983	$755,167	$1,860,963	$1,881,764	$1,478,062
Property and equipment, net	2,780,589	3,742,577	2,794,105	1,180,021	594,408
Investment in fixed wireless licenses, net	911,832	947,545	997,333	926,389	67,352
Total assets (d)	4,585,496	7,930,465	9,085,375	4,597,108	2,483,106
Total long-term debt (a)	5,165,718	5,109,503	4,396,596	3,733,342	2,013,192
Redeemable preferred stock, net of issuance costs (e)	1,708,316	1,781,990	2,097,016	612,352	556,168
Total stockholders’ equity (deficit)	(3,032,282)	297,416	1,838,401	(13,122)	(246,463)

(a)	On June 17, 2002, XO Parent filed for protection under Chapter 11 of the United States Code. On November 15, 2002, the Bankruptcy Court confirmed XO Parent’s Plan of Reorganization, and, on January 16, 2003, XO Parent consummated the Plan of Reorganization. As of December 31, 2002, our long term debt was classified as current liabilities subject to compromise and our redeemable preferred stock was classified as redeemable preferred stock subject to compromise in the accompanying consolidated balance sheet. As of December 31, 2001, as a result of our proposed reorganization, our long-term debt was in default. Accordingly, our long term debt was then classified as a current liability at December 31, 2001 in the accompanying consolidated balance sheet. See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b)	The selected financial data includes the accounts and activities of Concentric Network Corporation since June 16, 2000, the date that we merged with Concentric.

(c)	In 2002, loss from operations includes a non-cash asset write down totaling $477.3 million resulting from an agreement with Level 3 to return previously acquired inter-city fiber in exchange for reduced maintenance expenses beginning in 2003. In 2001, loss from operations includes restructuring charges totaling $509.2 million associated with plans to restructure certain aspects of our business operations. In 2000, loss from operations includes a $36.2 million charge in connection with the June 2000 acquisition of Concentric resulting from the allocation of the purchase price to in-process research and development. Loss from operations in 1999 includes restructuring charges totaling $30.9 million associated with relocating our Bellevue, Washington headquarters to Northern Virginia.

(d)	In 2002, net loss and total assets reflects a $1,876.6 million impairment charge to write-off all of our goodwill as a cumulative effect of accounting change, pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. During 2002 we ceased accruing interest and penalties on our pre-bankruptcy senior unsecured notes, subordinated notes and Pre-Petition Credit Facility as of the Petition Date, in accordance with SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or SOP 90-7. We also ceased accruing dividends and accreting the redemption obligation on all of our outstanding preferred stock as of the Petition Date, in accordance with SOP 90-7. In 2001, net loss includes an extraordinary gain of $345.0 million resulting from the repurchase of certain of our senior notes and a write-down of $89.0 million for an other than temporary decline in the value of certain investments. In 2000, net loss includes a $57.7 million write-down for an other than temporary decline in the value of certain investments and a $225.1 million net gain from the sale of an equity investment.

(e)	In 2002, net loss applicable to common shares includes a net gain of $78.7 million as our preferred stock was deemed subject to compromise under SOP 90-7 as of the date XO Parent filed for bankruptcy protection, requiring us to recognize the remaining unamortized balance of our deferred modification fee and write off our unamortized discounts and issuance costs. In 2001, net loss applicable to common shares includes a gain of $376.9 million resulting from the repurchase of certain of our preferred stock.

(f)	The net loss per share data above has been calculated based on the shares outstanding of our class A and class B common stock prior to the consummation of our Plan of Reorganization. Effective January 16, 2003, the effective date of the Plan of Reorganization, all interests in our class A and class B common stock were terminated and all outstanding shares were cancelled. For further discussion of our Plan of Reorganization, see Item 1, “Business - Our Chapter 11 Reorganization”. The net loss per share data above has been adjusted for the splits of our class A and class B common stock effected in 2000 and in prior periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

      Some of the statements contained in this filing discuss future expectations and business strategies or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements, including those factors set forth in Item 1, “Business - Risk Factors”. The forward-looking information is based on various factors and was derived using numerous assumptions. We undertake no obligation to publicly update or revise any forward-looking statements.

Overview of Our Business

      We provide a comprehensive array of voice and data communications services to business customers. Our voice services include local and long distance services, both bundled and stand-alone, other voice-related services such as conferencing, domestic and international toll free services and voicemail, and transactions processing services for prepaid calling cards. Our data services include Internet access, private data networking, including dedicated transmission capacity on our networks, virtual private network services and Ethernet services, and hosting services. We also combine many of these services in flat rate service packages. These services are offered to a variety of customers, including small, medium and large retail businesses, multi-location businesses, and carrier or wholesale customers.

      To serve our customers’ broad and expanding telecommunications needs, we operate a network comprised of a series of rings of fiber optic cables located in the central business districts of numerous metropolitan areas, which we refer to as metro fiber networks, that are connected primarily by a network of numerous dedicated wavelengths of transmission capacity on fiber optic cables, which we refer to as an intercity network. By integrating these networks with advanced communications technologies, we are able to provide a comprehensive array of communications services primarily or entirely over a network that we own or control, from the initiation of the voice or data transmission to the point of termination, which we refer to as end-to-end service. This capability enables us to provide communication services between customers connected to our network and among customers with multiple locations primarily or entirely over our network.

      To develop these networks, we have assembled a collection of metro and inter-city network assets in the United States, substantially all of which we own or control, making us a facilities-based carrier. These network assets incorporate state-of-the-art fiber optic cable, dedicated wavelengths of transmission capacity on fiber optic networks and transmission equipment capable of carrying high volumes of data, voice, video and Internet traffic. We operate 37 metro fiber networks in 22 states and the District of Columbia, including 25 of the 30 largest metropolitan areas in the U.S. We have constructed or acquired many of these metro fiber networks, which consist of up to 432 strands of fiber optic cable and, in some cases, additional empty conduits through which fiber optic cable can be deployed. For our inter-city network, we have acquired dedicated, high-capacity wavelengths of transmission capacity on fiber optic cables, onto which we have deployed our own switching, routing and optical equipment, which gives us greater control over how voice and data information is transmitted. We also hold indefeasible exclusive rights to use 18 unlit fiber optic strands on the routes served by our intercity networks pursuant to arrangements with Level 3 Communications, Inc.

Our Chapter 11 Reorganization

          The Reorganization Proceedings

      On June 17, 2002, XO Parent filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On November 15, 2002, the Bankruptcy Court confirmed XO Parent’s plan of reorganization, and, on January 16, 2003, XO Parent consummated the plan of reorganization and it emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet.

      During the period immediately preceding and after the filing of XO Parent’s Chapter 11 petition, we met with a committee of lenders under the Pre-Petition Credit Facility, an informal committee of unsecured creditors that represented holders of our senior unsecured notes (and following the filing of the Chapter 11 petition, the official committee of unsecured creditors appointed in the Chapter 11 proceedings) and potential investors to discuss potential restructuring transactions that could be implemented to reorganize our capital structure. These discussions led to an agreement with the lenders under the Pre-Petition Credit Facility regarding the terms of a plan of reorganization that envisioned two potential reorganization structures the first of which was based on, among other things, a proposed cash investment in XO Parent by third parties (which was ultimately abandoned) and the second of which contemplated a stand alone restructuring with no new cash infusion. The plan of reorganization, as supplemented, was filed with the Bankruptcy Court on July 22, 2002 and distributed to creditors of XO Parent eligible to vote in the reorganization.

      On August 21, 2002, High River Limited Partnership, a limited partnership controlled by Mr. Carl Icahn, commenced an offer to purchase loans under our $1.0 billion secured Pre-Petition Credit Facility at a purchase price of $0.50 for each $1.00 in principal amount thereof. Purchases made under this offer, together with the loans under the Pre-Petition Credit Facility that High River previously had acquired, resulted in High River holding approximately 85% of the loans outstanding under the Pre-Petition Credit Facility.

      On November 15, 2002, the Bankruptcy Court confirmed the Plan of Reorganization. On January 16, 2003, XO Parent consummated the Plan of Reorganization and it emerged from the Chapter 11 reorganization proceedings. The consummation of the Plan of Reorganization resulted in the following changes in our debt and equity capital structure:

•	$1.0 billion of loans under the Pre-Petition Credit Facility were converted into $500.0 million of outstanding principal amount under a New Credit Agreement;

•	The extinguishment of all amounts due under our pre-petition unsecured senior and subordinated notes and certain general unsecured obligations; and

•	The cancellation of all outstanding shares and interest in our pre-petition preferred stock and pre-petition class A and class B common stock.

      Under our Plan of Reorganization, the following equity securities have been or will be distributed to holders of the Pre-Petition Credit Facility and holders of XO Parent’s pre-bankruptcy unsecured senior and subordinated notes and pre-bankruptcy general unsecured claims:

•	95.0 million shares of New Common Stock;

•	Series A Warrants to purchase 9.5 million shares of New Common Stock at an exercise price of $6.25 per share;

•	Series B Warrants to purchase approximately 7.1 million shares of New Common Stock at an exercise price of $7.50 per share; and

•	Series C Warrants to purchase approximately 7.1 million shares of New Common Stock at an exercise price of $10.00 per share.

      Under the Plan of Reorganization and after the SEC has declared effective our registration statement, XO Parent will issue to certain holders of claims and interests in XO Parent who held such claims and/or interests as of the November 15, 2002 record date, rights to subscribe for up to 40,000,000 shares of New Common Stock, at $5.00 per share for an aggregate purchase price of up to $200.0 million through a rights offering, which we refer as the Rights Offering. In addition, pursuant to the stipulation relating to the settlement of a claim made against XO Parent purportedly on behalf of its stockholders, which we refer to as the Stockholder Stipulation, holders of shares of pre-bankruptcy class A common stock of XO Parent will receive additional nontransferable rights to the extent that the Rights otherwise allocable to such holders in the Rights Offering are exercisable for less than 3,333,333 shares of New Common Stock. Accordingly, not less than 40,000,000 and not more than 43,333,333 rights at $5.00 per share will be offered in the Rights Offering.

      Pursuant to the order confirming our Plan of Reorganization, the Rights Offering will not take place until the date a registration statement covering the offer and sale of such rights and shares to be offered thereunder is filed with the SEC and such registration statement becomes effective. We have not yet filed a registration statement with respect to the rights and the Rights Offering.

      For more information concerning the terms of the securities and distributions under our Plan of Reorganization, see Item 1, “Business - Our Chapter 11 Reorganization.”

Distributions to and Interests Held by Entities Controlled by Mr. Carl C. Icahn

      After the initial distribution of New Common Stock pursuant to the Plan of Reorganization, Cardiff Holding LLC, a Delaware limited liability company controlled by Mr. Carl C. Icahn, holds more than 80% of the outstanding shares. Of the warrants to be distributed under the Plan of Reorganization to holders of the pre-bankruptcy senior unsecured notes, we estimate Cardiff will receive Series A Warrants to purchase approximately 3.0 million shares of New Common Stock, Series B Warrants to purchase approximately 2.2 million shares of New Common Stock, and Series C Warrants to purchase approximately 2.2 million shares of New Common Stock. High River assigned its 85% interest in the $500.0 million in loans outstanding under the New Credit Agreement to Chelonian Corp., an entity which is controlled by Mr. Icahn, which subsequently assigned those loans to Arnos Corp., an entity which is also controlled by Mr. Icahn.

Accounting Impact of Implementing the Plan of Reorganization

      Due to XO Parent’s Chapter 11 filing, our financial statements have been prepared in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” hereinafter referred to as SOP 90-7. Pursuant to SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with our reorganization from our ongoing operations. We have determined that we are required to implement the “fresh start” accounting provisions of SOP 90-7 to our financial statements. The fresh start accounting provisions require that we establish a “fair value” basis for the carrying value of the assets and liabilities for reorganized XO. As disclosed on the balance sheet included in the accompanying financial statements set forth in Item 8 below, and in note 3 to such financial statements, we currently estimate that the value of our long-lived assets, including property and equipment, fixed wireless licenses, other intangibles and other non-current assets, after implementing SOP 90-7 will decrease to $661.0 million from $3.8 billion. Accordingly, depreciation and amortization expense will decline significantly in future periods.

      In addition, as described above and in Item 1, “Business - Our Chapter 11 Reorganization,” implementation of the Plan of Reorganization resulted in the cancellation of over $6.9 billion in pre-bankruptcy debt and preferred stock obligations leaving outstanding only the $500.0 million in debt obligations under the New Credit Agreement, and $80.1 million of other long term liabilities including obligations under various capital leases. As a result, our interest expense and preferred stock dividend obligations in future periods will decline significantly in comparison to the interest expense and preferred stock dividend obligations incurred in periods prior to the consummation of the Plan of Reorganization. As a result of the gain resulting from the cancellation of our pre-bankruptcy debt obligations, a substantial portion of our capital and net operating loss carryforwards, which totaled approximately $4.5 billion at December 31, 2002, is expected to be eliminated.

      Under SOP 90-7, the implementation of fresh start reporting is triggered in part by the emergence of XO Parent from its Chapter 11 proceedings. Although the effective date of the Plan of Reorganization was January 16, 2003, we plan to account for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implement fresh start reporting as of that date.

Operational Impacts of the Restructuring and Current Business Trends

      XO Parent’s Chapter 11 proceedings did not disrupt our ability to operate our networks or provide our services to new and existing customers. Nevertheless in 2002, due to the financial problems of the telecommunications industry in general, and emerging communications providers such as us in particular, we experienced a revenue decline during 2002, from $333.4 million in the first quarter of 2002 to $299.4 million in the fourth quarter of 2002. This decline was largely due to customer disconnects exceeding historic levels and a reduction in our sales productivity. Customer disconnects increased in part because a number of large customers sought bankruptcy protection, primarily carrier customers that procured our data services. We also experienced lower demand from a number of large telecommunications customers due to reductions in those customers’ capacity needs. Our sales productivity declined in 2002 in part due to a reduction in the number of direct sales representatives. In addition, we believe that the adverse public perception that accompanied XO Parent’s Chapter 11 proceedings made it difficult for XO to sell services to potential customers or increase sales to existing customers.

      To increase sales activity in 2003, we are in the process of hiring additional direct sales personnel. Programs launched in 2002 to decrease customer disconnects will continue. New order entry and order processing systems, which will improve speed and efficiency of installing new customers, are partially installed and we expect to complete installation in 2003. Despite these changes, if (i) customer disconnects continue at current or elevated levels, (ii) sales productivity does not improve, either because our sales programs do not attract new customers or the telecommunications environment worsens, (iii) our systems deployment is not completed this year, or (iv) a combination of all three factors occur, revenue in 2003 could be significantly lower than 2002 results. See also Item 1, “Business - Risk Factors.”

Other 2002 Transactions and Developments

Inter-city Network Agreement

      On August 8, 2002, we entered into a Master Agreement with Level 3 Communications, Inc., which amends various agreements related to XO’s acquisition of fiber networks in the United States from Level 3 and the recurring maintenance charges relating to those networks. Beginning on January 1, 2003 and continuing over the remaining term of the initial agreement, Level 3 will reduce the operating and maintenance fees as well as fiber relocation it charges us from approximately $17.0 million annually to a fixed rate of $5.0 million annually. In exchange for this reduction and certain other concessions, effective as of February 11, 2003, the closing date for the transaction, we surrendered our indefeasible right to use an empty conduit and our indefeasible right to use six of the 24 fibers previously acquired from Level 3. Because we had committed to this plan of disposal and believed at the time that we entered into the Master Agreement that consummation of the contemplated transaction was probable, we recorded a $477.3 million non-cash write-down of these assets during the third quarter of 2002. Pursuant to applicable accounting principles, the write-down is based on the book value of the surrendered facilities and does not reflect the future benefits to be received by us under the Master Agreement.

          Operational Restructuring

      In the second quarter of 2002, we restructured our operations by reducing our workforce by approximately 350 employees, the majority of whom were employed in network operations, sales and marketing and information technology, and recorded a $2.9 million restructuring charge related to involuntary termination severance liabilities.

Prepaid Calling Card Tax Matter

      On July 26, 2002, we were advised by the staff of the SEC that it was conducting an informal inquiry primarily relating to our obligations with respect to, and our accrual of liabilities for, specified federal excise and state sales tax and similar tax obligations arising in connection with prepaid calling card services and relating to certain other matters. Sales from prepaid calling card services that are potentially subject to these taxes accounted for approximately $56 million of our total revenues from 1999, when we began providing these services, through June 30, 2002. We believe that our accounting for these potential obligations is appropriate and that our accrual of liabilities relating to these obligations is adequate.

Comparison of Financial Results

      Because our Plan of Reorganization was not consummated until January 16, 2003, the results of our operations for 2002 do not include the effects of the resulting cancellations of indebtedness and preferred stock or the reduction in the carrying value of our long-lived assets from the implementation of fresh start accounting. The cancellation of indebtedness and preferred stock will result in a significant gain that will be partially offset by the loss on the reduction in the carrying value of our long-lived assets from the application of fresh start accounting. The net gain and the adjustment to our financial position will be reflected in our financial statements for the first quarter of 2003. The extinguishment of indebtedness and preferred stock will result in interest expense and preferred stock dividends being lower, and the reduction in the carrying value of our long-lived assets will result in depreciation and amortization expense being lower in periods subsequent to the effective date of the Plan of Reorganization when compared with historical accounting periods.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenue. Total revenue in 2002 of $1,259.9 million was consistent with total revenue in 2001 of $1,258.6 million. The weakened economy and the perceived uncertainties in the market regarding XO Parent’s recently concluded Chapter 11 proceedings had a negative impact on our ability to generate new sources of revenue. Consequently, we were not able to maintain the level of growth that we had historically achieved. We experienced a high level of customer disconnects in the current year due to reduced demand from other telecommunications companies and increased customer bankruptcies in the telecommunications and dot-com industries. Total revenue declined from $343.0 million in the fourth quarter of 2001 to $299.4 million in the fourth quarter of 2002. We believe that total revenue in the near term will decline slightly from fourth quarter 2002 levels, with modest growth occurring in the second half of 2003 assuming no significant further deterioration of the industry or general economic conditions. Accordingly, we expect that 2003 total revenue will be slightly lower than 2002 total revenue.

      Revenue was earned from providing the following services (dollars in thousands):

	Year Ended December 31,

		% of 2002		% of 2001
	2002	Revenue	2001	Revenue	% Change

Voice services	$658,453	52.3%	$606,848	48.2%	8.5%
Data services	472,247	37.5%	596,664	47.5%	(20.9%)
Integrated voice and data services	128,048	10.2%	52,018	4.1%	146.2%
Other services	1,105	0.0%	3,037	0.2%	(63.6%)

Total revenue	$1,259,853	100.0%	$1,258,567	100.0%	0.1%

      Voice services revenue includes revenue from bundled local and long distance voice services, prepaid calling card processing, and other voice communications based services, interactive voice response services and stand-alone long distance services. Voice services revenue in 2002 increased to $658.5 million from

$606.8 million in 2001. The increase was primarily due to more sales to larger business customers, including the impact of the rollout of our carrier long distance service. Voice revenue declined from $166.5 million in the fourth quarter of 2001 to $157.3 million in the fourth quarter of 2002. We believe our voice services revenue in the near term will decline slightly from fourth quarter 2002 levels with modest growth occurring in the second half of 2003. We expect 2003 voice services revenues to be slightly lower than 2002 voice services revenues.

      Data services revenue includes revenue from Internet access, network access and web applications hosting services. Data services revenue in 2002 decreased to $472.2 million from $596.7 million in 2001. This decline was attributable primarily to customer bankruptcies affecting some large network access customers, increased levels of customer disconnects, and a lower demand from large customers due to reductions in those customers’ data and fiber capacity needs. The sale of our European operations in February 2002 also contributed to this decline. Data service revenue declined from $152.8 million in the fourth quarter of 2001 to $108.0 million in the fourth quarter of 2002. We expect our data services revenue in the near term to remain relatively constant or decline slightly from fourth quarter results and expect slight growth in the second half of 2003. We expect 2003 data revenue to be less than 2002 results.

      Integrated voice and data services revenue is generated largely from our XOptions service offerings, a flat-rate bundled package offering a combination of voice and data services. Integrated voice and data services revenue in 2002 increased to $128.0 million from $52.0 million in 2001. The increase is primarily attributed to an increase in the number of customers to whom we provide XOptions service. We expect that the revenue from integrated voice and data services will be flat in the near term, and experience modest growth in the second half of 2003, such that 2003 revenue from integrated voice and data services will grow modestly when compared to 2002 results.

      Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Year Ended December 31,

		% of 2002		% of 2001
	2002	Revenue	2001	Revenue	% Change

Costs and expenses:
Cost of service	$522,924	41.5%	$527,698	41.9%	(0.9%)
Selling, operating and general	736,925	58.5%	971,714	77.2%	(24.2%)
Stock-based compensation	28,928	2.3%	37,173	3.0%	(22.2%)
Depreciation and amortization	699,806	55.5%	1,162,671	92.4%	(39.8%)
Restructuring and asset write-downs	480,168	38.1%	509,202	40.5%	(5.7%)

Total	$2,468,751		$3,208,458		(23.1%)

      Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. Cost of service in 2002 was $522.9 million compared to $527.7 million in 2001. The 2002 decline was due primarily to cost optimization programs to reduce expenses by transferring traffic from leased facilities onto facilities owned or controlled by us. These cost reductions were offset to some extent by increased costs of service that were attributable to the increase in voice and integrated services revenue as a percentage of our total revenue, which generally carry lower margins when compared to data services because voice and integrated services are more likely to utilize leased versus owned network facilities to terminate calls. We expect that in the near term cost of service as a percentage of revenue will remain relatively constant with slight fluctuations corresponding to trends in revenue, product mix and the impact of customer bankruptcies. Certain cost of service rates are subject to state and federal regulatory control. Should an adverse decision be made by these regulatory commissions that increase these rates, our costs of service as a percentage of revenue could increase.

      Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, general corporate office functions and expenses relating to collection risks. Selling, operating and general expense in 2002 was $736.9 million compared to $971.7 million in 2001. Selling, operating and general expense decreased both in absolute dollars and as a percentage of revenue in 2002 when compared to 2001 due to efficiencies resulting from the centralization of and process improvements in many functions and cost reduction and restructuring initiatives that included significant headcount reductions and savings from the planned exit of certain leased facilities, as well as the February 2002 sale of our European operations. We expect 2003 selling, operating and general expense to be less than the 2002 results in both absolute dollars and as a percentage of total revenue due to benefits from cost cutting initiatives and implementation of fresh start accounting.

      Stock-based compensation. Stock-based compensation expense represents non-cash charges recorded in connection with the grant of compensatory stock options and restricted stock grants to employees whose compensation is included in selling, operating and general expense. Compensation expense is recognized over the vesting periods of such grants based on the excess of the fair value of the common stock at the date of grant (determined by reference to the market price on that date) over the exercise price. Stock-based compensation in 2002 decreased to $28.9 million from $37.2 million in 2001 primarily due to certain grants becoming fully amortized. In 2003, as part of the implementation of fresh start accounting, we will eliminate the carrying value of deferred compensation and, therefore, there will be no related stock-based compensation expense in future periods with respect to pre-petition compensatory stock options and restricted stock grants. The reorganized company will recognize stock based compensation expense only with respect to any new grants of compensatory stock options and restricted stock.

      Depreciation and amortization. We have constructed an integrated facilities-based network in the United States. Primarily in late 2001 and early 2002, we expanded our services in existing markets, placed more assets into service, and increased our obsolescence expense, all of which caused depreciation expense to increase to $598.5 million in 2002 from $447.0 million in 2001. In 2003, in conjunction with our implementation of fresh start accounting, we will adjust the carrying value of our property and equipment to its estimated fair value of $502.2 million from a net carrying value of $2,780.6 million at December 31, 2002. Accordingly, depreciation expense will decrease significantly during 2003 and in future periods when compared to depreciation expense for periods prior to the effective date of the Plan of Reorganization.

      Amortization expense includes the amortization of fixed wireless licenses and other intangibles assets with definite lives and, for 2001, also includes the amortization of goodwill. Amortization expense decreased to $101.3 million in 2002 from $715.7 million in 2001. The significant decrease is primarily due to our implementation of SFAS No. 142 and the resulting write-off of all our goodwill as of January 1, 2002. In conjunction with our implementation of fresh start accounting in 2003, we will reduce the $911.8 million December 31, 2002 carrying value of our fixed wireless licenses to their estimated fair value of approximately $60.0 million, and increase the $72.8 million December 31, 2002 net carrying value of other intangible assets to their estimated fair value of approximately $76.0 million. Accordingly, amortization expense will decrease in 2003 and in future periods when compared to amortization expense for periods prior to the effective date of the Plan of Reorganization.

      As of December 31, 2002, our balance sheet reflected approximately $731.0 million of long-lived assets, including construction-in-progress and certain fixed wireless licenses that had not been placed into service and, accordingly, were not being depreciated or amortized. As discussed above, these long-lived assets will be written down to their estimated fair values when we apply fresh start accounting during the first quarter of 2003.

      Restructuring and asset write-downs. Restructuring and asset write-downs were $480.2 million in 2002 and $509.2 million in 2001. During 2001, restructuring charges primarily related to the implementation of our plan to restructure certain of our business operations. The restructuring plan included divesting certain assets and businesses, and reducing our discretionary spending, capital expenditures and workforce, based on our assessment of current and future market conditions. The 2001 restructuring charges include a

$366.8 million write-down for the excess of carrying value of assets to be sold or abandoned, including our European business unit, and a $134.4 million restructuring charge relating to the consolidation and exiting of domestic facility leases, which was determined based on the future minimum rent commitments for the buildings that management intends to exit less estimated sublease rental streams. The 2001 restructuring charges also included an $8.0 million restructuring charge related to involuntary termination severance costs with respect to 700 persons whose employment was terminated in connection with a workforce reduction, the majority of whom were terminated by December 31, 2001.

      During 2002, we continued to restructure our operations and reduced our workforce by approximately 350 additional employees, the majority of whom were employed in network operations, sales and marketing and information technology, and recorded a $2.9 million restructuring charge related to the involuntary termination severance costs. In addition, we recorded a $477.3 million non-cash asset write-down during the third quarter of 2002 as a result of returning inter-city assets to Level 3 in exchange for reduced future maintenance expenses beginning in 2003.

      Interest income. Interest income in 2002 decreased to $16.5 million from $77.9 million in 2001. The decrease in interest income corresponds to the decrease in our average cash and marketable securities balances and a reduction in interest rates. The amount of interest income attributable to increased cash balances during the bankruptcy proceedings was not material.

      Interest expense, net. Interest expense, net in 2002 decreased to $226.5 million from $465.4 million in 2001, as we ceased accruing interest and penalties on our pre-petition senior unsecured, subordinated notes and Pre-Petition Facility as of the petition date, in accordance with SOP 90-7. The contractual interest amounts of $501.1 million reflected on the consolidated statement of operations represents the interest expense that would have been accrued under the relevant financing agreements had we not ceased accruing interest as described above. We expect interest expense to decrease in future periods, given the significant reduction in our debt obligations as a result of our Plan of Reorganization.

      Other income (loss), net. Other income (loss), net was a loss of $0.2 million in 2002 and a loss of $93.8 million in 2001. The 2001 balance includes an $89.0 million write-down for an other than temporary decline of the value of certain equity method investments.

      Reorganization. Reorganization expenses include adjustments to our financial position and professional service fees that are a direct result of our June 17, 2002 Chapter 11 filing and our application of the accounting required by SOP 90-7. Reorganization expense in 2002 was $91.1 million and included the (i) non-cash charges relating to the write off of issuance costs, discounts and purchase accounting adjustments to adjust the historical carrying amounts of our debt to the allowed claim amount by the Bankruptcy Court, (ii) professional fees associated with our Plan of Reorganization, (iii) the penalties from the rejection of contracts, (iv) adjustments to unpaid pre-petition accounts payable and accrued expenses to the claim amounts allowed by the bankruptcy court, and (v) the net gain resulting from payments received by XO Parent in connection with the settlement and termination of the proposed investment transaction that was the basis for the first restructuring alternative contemplated by the Plan of Reorganization, less amounts paid to settle certain stockholder claims.

      Net loss before extraordinary gain and cumulative effect of accounting change. Net loss before extraordinary gain and cumulative effect of accounting change during 2002 improved to $1,510.2 million from a net loss of $2,431.1 million in 2001 due to the foregoing factors.

      Extraordinary gain on repurchases of debt, net. During 2001, we recorded an extraordinary gain totaling $345.0 million related to our repurchase of $557.1 million of senior notes at a substantial discount from their respective face values.

      Cumulative effect of accounting change. We performed the newly required transitional impairment tests of goodwill as required by SFAS No. 142 as of January 1, 2002. Based on these tests, we recorded a $1,876.6 million impairment charge to write-off all of our goodwill as a cumulative effect of accounting change during the first quarter of 2002.

      Net loss. Net loss in 2002 increased to $3,386.8 million from a net loss of $2,086.1 million in 2001 due to the foregoing factors.

      Recognition of preferred stock modification fee, net - reorganization item. In order to adjust the historical carrying amount of our preferred stock to the amount allowed by the Bankruptcy Court, we recognized the unamortized balance of a deferred modification fee with respect to our preferred stock as of the petition date and wrote off certain unamortized issuance costs and recognized certain purchase accounting adjustments related to the preferred stock which netted a $78.7 million gain during 2002.

      Gain on repurchases of preferred stock, net. In 2001, we recorded a net gain totaling $376.9 million related to our repurchase of $472.6 million in liquidation preference of our preferred stock at a substantial discount from the respective carrying amounts.

      Preferred stock dividends and accretion of preferred stock redemption obligation, net. As our preferred stock was deemed subject to compromise under SOP 90-7, we ceased accruing dividends and accreting the redemption obligation on all of our outstanding preferred stock as of our petition date. As a result, we recorded $42.2 million of preferred stock dividends during 2002 as compared to $129.7 million in such dividends in 2001. The contractual dividend amount of $98.8 million reflected on the accompanying condensed consolidated statement of operations represents the dividends that would have been accrued under the terms of our preferred stock had we not ceased accruing such dividends as described above.

      Net loss applicable to common shares. Net loss applicable to common shares in 2002 increased to $3,350.4 million from $1,838.9 million in 2001 due to the foregoing factors.

          Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenue. Total revenue in 2001 increased to $1,258.6 million from $723.8 million in 2000. The increase was primarily due to the increase in the number of customers and growth in network traffic and average monthly revenue per customer. The growth in our customer base was largely due to our penetration of existing markets, expansion into new markets in 2001 and 2000 and our June 2000 Concentric acquisition. The growth in network traffic and average monthly revenue per customer was primarily due to the expansion of our service offerings and our emphasis on selling to larger business customers.

      Revenue was earned from providing the following services (dollars in thousands):

	Year Ended December 31,

		% of 2001		% of 2000
	2001	Revenue	2000	Revenue	% Change

Voice services	$606,848	48.2%	$386,796	53.4%	56.9%
Data services	596,664	47.5%	331,892	45.9%	79.8%
Integrated voice and data services	52,018	4.1%	2,693	0.4%	NM
Other services	3,037	0.2%	2,445	0.3%	24.2%

Total revenue	$1,258,567	100.0%	$723,826	100.0%	73.9%

*	NM — Not Meaningful

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

      Stock-based compensation. Stock-based compensation in 2001 decreased to $37.2 million from $48.3 million in 2000 primarily due to the vesting of a fixed number of shares of restricted stock issued in 2000 in conjunction with the Concentric acquisition.

      Depreciation and amortization. Our net property and equipment increased to $3,742.6 million as of December 31, 2001 versus $2,794.1 million as of December 31, 2000. As we launched and expanded services in new and existing markets, more assets were placed into service, which caused depreciation expense to increase to $447.0 million in 2001 from $223.8 million in 2000. Amortization expense increased to $715.7 million in 2001 from $393.9 million in 2000. Of the total 2001 amortization expense, 83.1%

relates to goodwill amortization. The significant increase is primarily due to the amortization of additional goodwill and intangible assets recorded as a result of the June 2000 Concentric acquisition, which are being amortized over a period of up to five years. In conjunction with the implementation of SFAS No. 142, we wrote off all of the carrying value of our goodwill in the first quarter of 2002.

      Restructuring charge. During 2001, we recorded $509.2 million of estimated restructuring charges primarily related to implementation of our plan to restructure certain of our business operations. The restructuring plan includes divesting certain assets and businesses, and reducing our discretionary spending, capital expenditures and workforce, based on our assessment of current and future market conditions. The restructuring charges include a $366.8 million write-down for the excess of carrying value of assets that were to be sold or abandoned, including our European business unit. The consolidation and exiting of domestic facility leases accounted for $134.4 million of the restructuring charges and was determined based on the future minimum rent commitments for the buildings management intended to exit less estimated sublease rental streams. We also reduced our workforce by approximately 700 employees and recorded an $8.0 million restructuring charge related to involuntary termination severance. The employment of the majority of the notified employees was terminated by December 31, 2001.

      In-process research and development. As a result of the Concentric merger in June 2000, we incurred a $36.2 million one-time charge in the second quarter of 2000 resulting from an allocation of the purchase price to in-process research and development. The allocation represents the estimated fair value based on risk-adjusted future cash flows of Concentric’s incomplete projects at that time.

      Interest income. Interest income in 2001 decreased to $77.9 million from $180.9 million in 2000. The decrease in interest income corresponds to the decrease in our 2001 average cash and marketable securities balances and a reduction in interest rates.

      Interest expense, net. Interest expense, net in 2001 increased to $465.4 million from $434.1 million in 2000. The increase in interest expense, net was primarily due to an increase in our average outstanding indebtedness over the respective periods resulting from our increased borrowings under our Pre-Petition Credit Facility during 2000 and 2001, the issuance of $517.5 million of 5 3/4% convertible subordinated notes in January 2001, and the assumption of $150.0 million of debt in connection with our June 2000 acquisition of Concentric offset in part by the impact of the repurchase of certain senior notes discussed below, a reduction in interest rates and increased capitalized interest on constructed assets.

      Other income (loss), net. Other income (loss), net decreased from income of $163.6 million in 2000 to a loss of $93.8 million in 2001. The 2001 loss relates primarily to an $89.0 million write down for an other than temporary decline in the value of certain available-for-sale investments. The other income in 2000 relates primarily to a $225.1 million gain on the sale of an equity investment partly offset by a $57.7 million write-down for an other than temporary decline in the value of certain available-for-sale investments.

      Extraordinary gain on repurchases of debt, net. In the second half of 2001, we recorded an extraordinary gain totaling $345.0 million related to our repurchase of $557.1 million of senior notes at a substantial discount from their respective face values.

      Net loss. Net loss in 2001 increased to $2,086.1 million from a net loss of $1,101.3 million in 2000 due to the foregoing factors.

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

Liquidity and Capital Resources

      Our goal is to provide our customers complete, integrated, voice and data network applications and services primarily through networks that we own or control. Historically, this strategy has increased our operating losses by requiring us to incur significant costs and to make substantial capital investments before we realize related revenue. We have completed much of the construction relating to our metro fiber networks, which required substantial capital investment. We believe that the implementation of the restructuring of our debt and capital under the Plan of Reorganization and the various initiatives we have undertaken to reduce operating costs and capital expenditures over the past two years, positions us to be able to successfully execute our business plans and generate cash flow over the long term. However, in the near term we expect to incur net negative cash flows from operating and investing activities.

Reorganization Overview; Changes in our Capital Structure

      As described in the 2001 Annual Report, in light of conditions in the capital markets and our funding needs, XO took a number of steps during 2001 to conserve cash on hand and raise additional capital. However, conditions in the capital markets for telecommunications companies continued to deteriorate, and, in late 2001, we determined that, in light of the substantial declines in market valuation suffered by telecommunications service providers throughout the industry in 2001, we would be unable to obtain the additional funding needed to conduct our business plan without a significant balance sheet reorganization.

      In order to complete this reorganization, on June 17, 2002, XO Parent filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. Concurrent with its Chapter 11 filing, XO Parent submitted a proposed Plan of Reorganization, which is discussed in detail in the Overview section above, in note 2 to the accompanying consolidated financial statements and in Item 1, “Business – Our Chapter 11 Reorganization”. On November 15, 2002, the Plan of Reorganization was confirmed by the Bankruptcy Court. On January 16, 2003, XO Parent consummated the transactions contemplated by the Plan of Reorganization and emerged from Chapter 11 bankruptcy protection. Under the Plan of Reorganization, XO Parent has emerged from its Chapter 11 proceedings with:

•	no preferred stock and dividend obligations;

•	significantly reduced debt and interest obligations; only $500 million of long-term indebtedness remains, pursuant to the New Credit Agreement, which includes:

•	financial covenants generally more favorable than those included in the Pre-Petition Credit Facility,

•	amended maturity and principal repayment terms modified so that required principal payments are deferred by two and a half years when compared to the Pre-Petition Credit Facility, and

•	amended interest payment terms modified so that no cash interest payments are required to be made by us until we achieve specified financial targets.

      The maturity date of the outstanding principal under the New Credit Agreement is July 15, 2009. Automatic and permanent quarterly reductions of the principal amount commence on October 15, 2007 with scheduled principal repayments totaling $25 million in 2007, $150 million in 2008 and $325 million in 2009. The security for the New Credit Agreement consists of all of the assets of XO Parent, including stock of its direct and indirect subsidiaries, and all assets of virtually all of those subsidiaries. The New Credit Agreement limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to minimum cash balance, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and maximum capital expenditures. Loans under the New Credit Agreement bear interest, at our option, at an alternate base rate, as defined, or reserve-adjusted London Interbank Offered Rate plus, in each case, applicable margins.

We are not required to pay cash interest accrued on the principal amount under the New Credit Agreement until we meet certain financial ratios. Nevertheless, we may elect to begin paying interest in cash earlier than the required date, but, based on our current funding requirement, we would not anticipate making such an election in the foreseeable future. Once we begin to pay accrued interest in cash, even in the case of an early election, the applicable margins are reduced. Approximately 85% of the underlying loans of the New Credit Agreement are held by Arnos Corp., an entity controlled by Mr. Icahn.

          Cash Conservation Initiatives

      Our balance of cash and marketable securities decreased to $561.0 million at December 31, 2002 from $755.2 million at December 31, 2001. This decrease primarily resulted from capital expenditures during the early part of 2002 relating to the completion of ongoing network construction projects. We continue to focus on minimizing the rate at which we use our cash to fund operations and capital expenditures, and preserving cash and marketable securities. For the past year, the reduction in the rate at which we use our cash has been accomplished by:

•	significantly reducing our capital requirements largely due to the completion of several significant technology and network enhancements projects and decreases in success-based capital spending;

•	ceasing to pay interest on the Pre-Petition Credit Facility and our pre-petition senior and subordinated unsecured notes and dividends on our preferred stock;

•	implementing a series of expense reduction and cash conservation initiatives, which have resulted in the reduction of cost of service and selling, operating and general expenses in both absolute dollars and as a percentage of revenue; and

•	improving working capital mainly through aggressive collections of our outstanding accounts receivable, and, to a lesser extent, deferred payment of XO Parent’s pre-petition liabilities.

          Future Funding Needs, Capital Resources and Liquidity Assessment

      We expect that, in the near term, our business will use existing cash to fund capital expenditures and working capital requirements. The majority of our planned capital expenditure requirements will be “success-based” in that they will be used to purchase and install switches, routers, servers or other customer-related equipment and electronics in connection with adding new customers or increasing the amount of services provided to existing customers. Much of the remaining planned capital expenditures will be for the continued development and implementation of our information systems to support and enhance the provisioning and billing of new and existing customers. Part of our working capital requirements are commitments under lease and contractual obligations for maintenance and service agreements. Such future minimum commitments are as follows (dollars in thousands):

			Other long-term	Total minimum
	Operating lease	Capital lease	contractual	long-term
Year Ending December 31,	obligations	obligations	obligations	obligations

2003	$62,733	$10,031	$74,126	$146,890
2004	59,045	2,809	57,612	119,466
2005	55,600	2,668	17,574	75,842
2006	51,458	2,416	14,577	68,451
2007	47,334	1,733	11,780	60,847
Thereafter	232,550	277	107,277	340,104

Total future minimum long-term obligations	$508,720	$19,934	$282,946	$811,600

      There are no additional borrowings available under our New Credit Agreement, although, under certain circumstances, the New Credit Agreement permits us to obtain a senior secured facility of up to $200.0 million, less the amount of any proceeds from the Rights Offering, so long as the terms are satisfactory to the administrative agent and holders of a majority of the principal amount of the loans outstanding under the New Credit Agreement. Arnos Corp., a company controlled by Mr. Icahn, holds approximately 85% of the principal amount of the loans outstanding under the New Credit Agreement. Under the Plan of Reorganization and after the SEC has declared effective a registration statement to be filed with the SEC, XO Parent will issue to certain holders of claims and interests in XO Parent who hold such claims and/or interests as of the November 15, 2002 record date, rights to subscribe for up to 43,333,333 shares of New Common Stock, at $5.00 per share, through the Rights Offering. Recently, our New Common Stock has been trading at less than $4.00 per share and unless such price increases prior to the conclusion of the Rights Offering, we would not expect much, if any, additional funds to be raised through the Rights Offering.

      Although we expect that our balance of cash and marketable securities will decline in the near term to fund capital expenditures and working capital requirements discussed above, given (i) our current assumptions with respect to trends in our business, (ii) our estimates concerning the substantially lower level of capital expenditures that we will incur to support our business plan and (iii) the significant reduction in cash needed to meet our debt service requirements because we are not required to pay interest accrued on the New Credit Agreement until we meet certain financial ratios, we believe that the $561.0 million of cash and marketable securities on hand as of December 31, 2002 will be sufficient to fund our operations until the cash flows generated by our operations are sufficient to fund our capital expenditures and debt service requirements.

          Credit Risk

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. Although our trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. Several of these companies have recently filed for protection under Chapter 11 of the Bankruptcy Code. We believe that our established valuation and credit allowances are adequate as of December 31, 2002 to cover these risks.

Critical Accounting Policies

      As discussed in note 3 to the financial statements, we will be adopting fresh start accounting during the first quarter of 2003, creating, in substance per SOP 90-7, a new reporting entity. SOP 90-7 also requires that changes in accounting principles that will be required in the financial statements of the emerging entity within twelve months following the adoption of fresh start reporting be adopted at the time fresh start reporting is adopted.

      The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the financial statements and footnotes provide a meaningful and fair perspective of the company’s financial condition and its operating results. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements included in this Annual Report on Form 10-K.

          Long-Lived Assets

      Our long-lived assets include property and equipment, fixed wireless licenses, and identifiable intangible assets to be held and used. Property and equipment is stated at historical cost net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of telecommunications networks and acquired bandwidth are 5 to

20 years and 3 to 5 years for furniture fixtures, equipment and other. Investments in fixed wireless licenses consist of direct costs to acquire fixed wireless licenses. The estimated useful life is 20 years, which represents the original ten year license term with one ten year renewal. Renewal is conditioned upon the satisfaction of certain utilization requirements established by the FCC. Our current utilization may not be sufficient to satisfy this FCC condition on certain licenses which could impact the FCC’s decision to renew. These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. This latter assessment is significant because we operate within an industry in which new technological changes could render some or all of our network related equipment obsolete requiring application of a shorter useful life or, in a worst case, a write-off of the entire value of the asset. Accordingly, in making this assessment, we consider the views of experts both from internal and outside sources regarding the impact of technological advances and trends in the industry on the value and useful lives of our network assets.

      Depreciation or amortization of the long-lived asset begins when the asset is substantially complete or placed into service. At December 31, 2002, our balance sheet includes approximately $730.6 million of long-lived assets, including construction-in-process and certain fixed wireless licenses, that were either not ready for their intended use or not placed into service, and accordingly are not being depreciated or amortized.

      In addition, long-lived assets, including property and equipment, fixed wireless licenses, and intangible assets with definite useful lives to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” or SFAS No. 121. In accordance with implementation requirements, we implemented the provisions of SFAS No. 144 in 2002.

      The criteria for determining impairment for long-lived assets to be held and used are generally consistent with SFAS No. 121. Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. We believe that no impairment existed under SFAS No. 144 as of December 31, 2002 and 2001. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

      The majority of our goodwill and other intangibles were acquired in the June 2000 Concentric merger. In years prior to 2002, all such costs were amortized using the straight-line method over the estimated useful lives of the assets. We wrote off all of our goodwill in the first quarter of 2002 when we performed the transitional impairment tests of goodwill as required by SFAS No. 142. All of our other intangibles are definite life assets and are amortized over a period up to 5 years.

      With our emergence from bankruptcy in early 2003, we will apply fresh start accounting which will result in a significant write-down of our long-lived assets. The fair value of our long-lived assets for purposes of fresh start accounting is expected to be approximately $661.0 million.

          Revenue Recognition

      Revenues from telecommunications services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Service discounts and incentives related to telecommunications services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life. Certain direct costs incurred for provisioning and installing a customer are also deferred and recognized ratably over the estimated customer life. Sales and commission costs associated with acquiring the new customer are expensed as incurred. We believe our methodology appropriately matches the non-recurring and monthly recurring fees with the direct non-recurring costs over the estimated customer life. Any net deferred asset appropriately reflects the value of the customer base. The estimated customer life is calculated by analyzing customer disconnects as a percentage of revenue. This calculation is reviewed every quarter.

      Revenue from the sale or lease of unlit network capacity is recognized upon consummation of the transaction and the acquirer’s acceptance of the capacity in instances when we receive upfront cash payments and are contractually obligated to transfer title to the specified capacity at the end of the contract term. If the transaction does not meet these criteria, revenue is recognized ratably over the contract term. In 2001, approximately 1.5% of our total revenue was attributed to sales of unlit network capacity. There were no sales of unlit network capacity in 2002 or 2000.

      We establish a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, operating and general expenses. We assess the adequacy of these reserves monthly by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We can and have experienced material changes to our reserve requirements on a month to month basis as significant customers have in the past unexpectedly filed for bankruptcy or otherwise became insolvent. We believe that our established valuation allowances were adequate as of December 31, 2002 and 2001. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we adjust our valuation allowance in the period the new information is known.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS No. 143, which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which a legal or contractual removal obligation is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, SFAS No. 143 requires the liability to be recognized when a reasonable estimate of the fair value can be made. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. As required by SOP 90-7, we will implement SFAS No. 143 during the first quarter of 2003 in conjunction with the implementation of fresh start accounting. The pro forma balance sheet and note 3, included in Item 8, includes an estimated asset retirement obligation of $21.4 million.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” or SFAS No. 145. SFAS No. 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under Accounting Principles Board Opinion, or APB, No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with respect to the rescission of SFAS No. 4 and for transactions occurring after May 15, 2002, with respect to provisions related to SFAS No. 13. We have recognized extraordinary gains from debt repurchases in 2001 and believe that the classification of such gains as extraordinary items will change under SFAS No. 145 when we implement fresh start accounting in accordance with SOP 90-7.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 146. SFAS No. 146 requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon managements’ commitment to an exit plan, which is generally before an actual liability has been incurred. We will apply the provisions of SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” or SFAS No. 148. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 28. The provisions of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002 with respect to the amendments of SFAS No. 123 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with respect to the amendments of APB No. 28. We will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. Management is currently evaluating the impact of applying the fair value method of accounting for stock based compensation on the Company’s results of operations and financial position.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      As of December 31, 2002, we had obligations relating to our outstanding pre-petition redeemable preferred stock, senior notes, and subordinated notes. All such obligations were cancelled either in exchange for other consideration or without consideration upon our emergence from Chapter 11 pursuant to the Plan of Reorganization and, therefore, do not subject us to future market risk.

      On January 16, 2003, the effective date of XO Parent’s emergence from Chapter 11, we amended the $1.0 billion Pre-Petition Credit Facility in accordance with the Plan of Reorganization. At the effective date, the New Credit Agreement was comprised of $500.0 million junior secured loans with principal amounts payable beginning October 2007, and the rate at which interest accrues under the entire outstanding balance is variable. Currently, we do not pay cash interest on the New Credit Agreement. However, interest accrues based on variable rates. Interest expense and future cash flow exposure are illustrated in the following table (dollars in millions).

	Annual Interest Expense Given an			No Change	Annual Interest Expense Given
	Interest Rate decrease of			in Interest	an Interest Rate increase of
	X Basis Points			Rates	X Basis Points

Cash Flow Risk	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS

New Credit Agreement	$29.2	$31.7	$34.2	$36.7	$39.2	$41.7	$44.2

      Marketable securities consist of an investment portfolio containing U.S. government agency issued and other securities with a duration of less than one year. These securities are classified as “available for sale.” If interest rates were to increase or decrease immediately, it would not likely have a material impact on the fair value of these financial instruments or on the interest we would earn on our investment portfolio as illustrated in the following table (dollars in millions).

	Annual Interest Expense Given an			No Change	Annual Interest Expense Given
	Interest Rate decrease of			in Interest	an Interest Rate increase of
	X Basis Points			Rates	X Basis Points

Fair Value Risk	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS

Financial Assets:
Marketable securities - over 1 year	$247.9	$247.5	$247.2	$246.9	$246.6	$246.2	$245.8

      The sensitivity analyses provide only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the above sensitivity analyses.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 15, 2002, we dismissed our independent auditors, Arthur Andersen LLP, and appointed Ernst & Young LLP to serve as our new independent auditors for the year ending December 31, 2002. Our Board of Directors approved this decision. We filed a current report on Form 8-K with the SEC on May 16, 2002, which included a notification that the change was effective on May 15, 2002.

      Arthur Andersen’s report on our financial statements for the fiscal year ending December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. Arthur Andersen’s report on the Company’s financial statements for the fiscal year ending December 31, 2001 included an explanatory paragraph that discussed the substantial doubt concerning our ability to continue as a going concern.

      During each of the two fiscal years ending December 31, 2000 and 2001, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      During each of our two fiscal years ending December 31, 2000 and 2001 and through the date of their appointment, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Prior to January 16, 2003, effective date of our Plan of Reorganization, our Board of Directors was comprised of the following individuals: Daniel F. Akerson, Nathaniel A. Davis, Nicolas Kauser, Craig O. McCaw, Sharon L. Nelson, Henry R. Nothhaft, Jeffrey S. Raikes, Peter C. Waal, and Dennis M. Weibling. Additional information concerning these former board members is included in our Annual Report on Form 10-K for the year ended December 31, 2001.

      The names, ages and positions with XO of our current directors and executive officers are listed below.

Name	Age	Position

Carl C. Icahn (1)	67	Chairman of the Board of Directors
Nathaniel A. Davis	49	President, Chief Operating Officer and Director
Andrew R. Cohen (1)	41	Director
Adam Dell (2)	32	Director
Vincent J. Intrieri (2)(3)	46	Director
Keith Meister (1)(3)	29	Director
Nancy B. Gofus	49	Executive Vice President, Marketing and Customer Care
Michael S. Ruley	43	Executive Vice President, Market Sales Operations
Gary D. Begeman	44	Senior Vice President, General Counsel and Secretary
Mark W. Faris	48	Senior Vice President, Network Operations
John H. Jacquay	50	Senior Vice President, National Sales
Wayne M. Rehberger	46	Senior Vice President, Chief Financial Officer
R. Gerard Salemme	49	Senior Vice President, Regulatory and Legislative Affairs
William Garrahan	45	Vice President, Corporate Development and Strategic Planning

(1)	Member of the Executive Committee of the Board of Directors.

(2)	Member of the Audit Committee of the Board of Directors.

(3)	Member of the Compensation Committee of the Board of Directors.

     Brief biographies of our directors are set forth below.

      Carl C. Icahn. Mr. Icahn has served as our Chairman of the Board of Directors since January 2003. Since 1984, he has served as the Chairman of the Board and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a Director of various subsidiaries of Starfire, including ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company. Since 1968, he served as the Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Since 1993, Mr. Icahn has been a Director of Cadus Pharmaceutical Corporation, a firm which holds various biotechnology patents. Since October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation which operates the Stratosphere Hotel and Casino. Since September 2000, Mr. Icahn has served as the Chairman of the Board of GB Holdings, a holding company that owns the Sands Hotel and Casino in Atlantic City, New Jersey.

      Nathaniel A. Davis. Mr. Davis has served as our President and Chief Operating Officer since joining XO in January 2000. In February 2000, he was elected to serve on our Board of Directors. From October 1998 to January 2000, Mr. Davis served as Executive Vice President of Technical Services for Nextel Communications. From November 1996 to September 1998, Mr. Davis was Chief Financial Officer of U.S. Operations at MCI. Mr. Davis currently serves as a director of Mutual of America Capital Management Corporation and XM Satellite Radio, Inc.

      Andrew R. Cohen. Mr. Cohen has been a member of our Board of Directors since January 2003. Since 2000, he has served as Chief Technology Officer of Icahn Associates Corp. From 1999 to 2000, Mr. Cohen served as senior vice president and chief technology officer of American Greetings & Americangreetings.com. From 1998 to 1999, he served as President of CNS Development, which provides website transaction consulting services. From 1992 to 1998, Mr. Cohen served as vice president of development of Micrografx, Inc., a consumer and business enterprise software company.

      Adam Dell. Mr. Dell has been a member of our Board of Directors since January 2003. Since January 2000, he has served as the Managing General Partner of Impact Venture Partners, a venture capital firm focused on information technology investments. From October 1998 to January 2000, Mr. Dell was a Senior Associate and subsequently a Partner with Crosspoint Venture Partners in Northern California. From July 1997 to August 1998, he was a Senior Associate with Enterprise Partners in Southern California. From January 1996 to June 1997 Mr. Dell was associated with the law firm of Winstead Sechrest & Minick, in Austin, Texas, where he practiced corporate law.

      Vincent J. Intrieri. Mr. Intrieri, has been a member of our Board of Directors since January 2003. Since March 2003, he has been Managing Director of Icahn Associates Corp. From 1998 to March 2003, he served as a portfolio manager of High River Limited Partnership. From 1995 to 1998, Mr. Intrieri served as portfolio manager for distressed investments with Elliot Associates L.P., a New York investment fund. Prior to 1995, Mr. Intrieri was a partner at the Arthur Anderson accounting firm and is a certified public accountant. Mr. Intrieri currently serves on the board of TransTexas Gas Corporation.

      Keith Meister. Mr. Meister has been a member of our Board of Directors since January 2003. Since June 2002, he has served as senior investment analyst of High River Limited Partnership. From March 2000 through 2001, Mr. Meister co-founded and served as co-president of J Net Ventures, a venture capital fund focused on investments in information technology and enterprise software businesses. From 1997 through 1999, Mr. Meister served as an investment professional at Northstar Capital Partners, an opportunistic investment partnership with assets in excess of $2 billion. From 1995 to 1997, Mr. Meister served as an investment analyst in the investment banking group at Lazard Freres.

      Nancy B. Gofus. Ms. Gofus has served as our Executive Vice President, Marketing and Customer Care since September 2000 and was our Senior Vice President and Chief Marketing Officer from January 2000 until September 2000. From March 1999 to December 1999, she was the Chief Operating Officer of Concert Management Services, Inc., which previously was a wholly-owned subsidiary of British Telecom and is a global provider of managed telecommunications services. From March 1995 to March 1999, Ms. Gofus was Concert’s Senior Vice President of Marketing.

      Michael S. Ruley. Mr. Ruley has been Executive Vice President, Market Sales Operations since March 2001. From June 1999 to March 2001, he was our President, West Region. From April 1998 to June 1999, he was the President of our Southwest Region. From June 1996 to April 1998, Mr. Ruley held various positions at Teleport Communications Group, including Regional Vice President of the Pacific Bell Territory and Vice President and General Manager of both the San Francisco and Colorado markets.

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

      John H. Jacquay. Mr. Jacquay has been our Senior Vice President, National Sales since February 2002. From November 1999 to February 2002, he was Chairman and Chief Executive Officer of Pagoo, Inc. From January 1999 to July 1999, Mr. Jacquay was President and Chief Operating Officer of GRIC Communications. From 1997 to 1999, he was Chief Operating Executive — Regulated Industries unit of MCI Systemhouse. From 1996 to 1997, Mr. Jacquay was President — Network Services of US ONE Communications.

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

      Each director will hold office until the first meeting of stockholders immediately following expiration of his one-year term of office and until his successor is qualified and elected, or until his earlier resignation or removal. We do not have a classified or staggered board.

      As discussed above, on June 17, 2002, XO Parent filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, and emerged from bankruptcy on January 16, 2003. Messrs. Davis, Ruley, Jacquay, Begeman, Faris, Rehberger, Salemme and Garrahan and Ms. Gofus each were executive officers of XO Parent during the bankruptcy proceedings.

          Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock, whom were refer to collectively as the Reporting Persons, to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we receive copies of all Section 16(a) forms that these Reporting Persons file. We have reviewed copies of these reports and written representations from the Reporting Persons. We believe all Reporting Persons complied with their Section 16(a) reporting obligations during 2002, except for the following individuals: Messrs Davis, Begeman, Rehberger, Salemme, Ms. Gofus and Doug Carter and Scott Macleod, former executive officers of ours, had a late Form 5 filing with respect to the cancellation of certain options to purchase pre-petition class A common stock in connection with our May 2001 option exchange program; Mr. Faris had a late Form 5 filing with respect to the purchase of shares of pre-petition class A common stock under our employee stock purchase plan; and Jeffrey S. Raikes, a former member of our Board of Directors, had a late Form 4 filing with respect to the sale of shares of our pre-petition class A common stock.

Item 11. Executive Compensation

          Summary Compensation Table

      The following table sets forth, for the fiscal years ended December 31, 2002, 2001, and 2000, individual compensation information for our Chief Executive Officer, and each of our four most highly compensated executive officers, whom we refer to collectively as the Named Executive Officers.

						Long Term Compensation
						Awards

		Annual Compensation				Restricted	Securities	All Other
						Stock Award(s)	Underlying	Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		($)(2)	Options (#)(3)	($)(4)

Daniel F. Akerson	2002	377,303	(5)	—	(5)	—	—	5,606
Chief Executive Officer	2001	318,006	(5)	—	(5)	—	—	38,331
	2000	500,000		477,950		—	500,000	57,580
Nathaniel A. Davis	2002	382,212		—		—	1,423,750	8,769
President and Chief Operating	2001	375,000		296,136		432,500	—	194
Officer	2000	375,000		239,524		—	1,975,000	179
R. Gerard Salemme (6)	2002	217,300		85,417		—	59,500	3,224
Senior Vice President,	2001	213,200		223,655		86,500	—	6,787
Regulatory and Legislative Affairs	2000	221,400		205,000		—	70,000	8,687
Michael S. Ruley	2002	280,289		—		—	301,665	9,329
Executive Vice President,	2001	268,846		192,653		51,900	—	56,848
Market Sales Operations	2000	244,443		191,648		—	253,100	36,324
Nancy B. Gofus	2002	275,000		—		—	212,500	9,489
Executive Vice President,	2001	275,000		178,503		51,900	—	8,950
Marketing and Customer Care	2000	253,846		157,723		—	350,000	3,154

(1)	Includes bonuses earned for the corresponding fiscal years that were paid subsequent to the stated calendar year end. No bonuses were paid to any Named Executive Officer with respect to performance for 2002, other than to Mr. Salemme. In connection with XO Parent’s Chapter 11 proceedings, we adopted the XO Communications, Inc. Employee Retention and Incentive Plan. For a summary of the terms of the Employee Retention and Incentive Plan and Mr. Salemme’s compensation arrangements, please see “Employment Agreements and Other Arrangements” below.

(2)	Represents an award of shares of our pre-petition class A common stock granted on August 20, 2001, which shares were restricted and subject to forfeiture until vested. All such shares were forfeited in 2002, and no shares were outstanding at December 31, 2002.

(3)	Represents options to acquire shares of class A common stock. Share figures have been restated retroactively to reflect stock splits with respect to our class A common stock. Grants in 2002 were made in connection with the Offer to Exchange with respect to outstanding options that we undertook in May 2001. See “Report on Repricing of Options” in our Annual Report on Form 10-K for the year ended December 31, 2001. Pursuant to XO Parent’s Plan of Reorganization, all interests in such stock options and such shares of class A common stock issued upon exercise thereof, were cancelled and terminated effective January 16, 2003, the date that the Plan of Reorganization was consummated.

(4)	For 2002, includes for Mr. Akerson: $5,404 for contributions made by us on behalf of Mr. Akerson under our 401(k) Plan and $202 for premiums for group term life insurance paid by us; for Mr. Davis: $8,558 for contributions made by us on behalf of Mr. Davis under our 401(k) Plan and $211 for premiums for group term life insurance paid by us; for Mr. Salemme: $3,116 for contributions made by us on behalf of Mr. Salemme under our 401(k) Plan and $108 for premiums for group term life insurance paid by us; for Mr. Ruley: $1,216 for reimbursement of relocation expenses; $8,000 for contributions made by us on behalf of Mr. Ruley under our 401(k) Plan and $113 for premiums for group term life insurance paid by us; for Ms. Gofus: $9,309 for contributions made by us on behalf of Ms. Gofus under our 401(k) Plan and $180 for premiums for group term life insurance paid by us.

(5)	In August 2001, Mr. Akerson elected to forgo all of his salary for the period between August 2001 and April 2002, after which time he elected to receive his salary. For 2001, he elected not to receive a bonus. In January 2003, Mr. Akerson received a payment of $750,000 under the XO Communications, Inc. Employee Retention and Incentive Plan described below. Mr. Akerson resigned as Chief Executive Officer effective January 17, 2003.

(6)	Salary, bonus and 401(k) Plan payments are made to Communications Consultants, Inc., which employs Mr. Salemme and from which we retain Mr. Salemme for service as our Senior Vice President, Regulatory and Legislative Affairs. See “Certain Relationships And Related Transactions”. For a summary of Mr. Salemme’s compensation arrangements, please see “Employment Agreements and Other Arrangements” below.

          Option Grants in Last Fiscal Year

      Share and per share figures (including exercise or base price figures) have been restated retroactively to reflect stock splits with respect to our pre-petition class A common stock. All option grants in 2002 were made in connection with the Offer to Exchange with respect to outstanding options that we undertook in May 2001. See “Report on Repricing of Options” in our Annual Report on Form 10-K for the year ended December 31, 2001. Pursuant to XO Parent’s Plan of Reorganization, all interests in such stock options and all such shares issuable upon exercise thereof were cancelled and terminated effective January 16, 2003, the date that the Plan of Reorganization was consummated.

	Individual Grants(1)

		% of Total				Potential Realizable Value
	Number of	Options		Market		at Assumed Annual Rates of
	Securities	Granted to	Exercise	Price on		Stock Price Appreciation for
	Underlying	Employees	or Base	Date of		Option Terms ($)(2)
	Options	in Fiscal	Price	Grant
Name	Granted (#)	Year (%)	($/Sh)	($/Sh)	Expiration Date	0%	5%	10%

Daniel F. Akerson	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Nathaniel A. Davis	1,423,750	5.71	0.14	0.14	January 16, 2012	0	125,355	317,673
R. Gerard Salemme	59,500	0.24	0.14	0.14	January 16, 2012	0	5,239	13,276
Michael S. Ruley	301,665	1.21	0.14	0.14	January 16, 2012	0	26,561	67,308
Nancy B. Gofus	212,500	0.86	0.14	0.14	January 16, 2012	0	18,710	47,413

(1)	All options were granted on January 17, 2002, at which time 30% of the shares subject to the option were vested, with the remainder vesting monthly on a ratable basis over the 36-month period commencing on the date of grant.

(2)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. The gains shown are net of the option exercise price, but do not include deductions for taxes and other expenses payable upon the exercise of the option or for sale of underlying shares of pre-petition class A common stock. No Named Executive Officer, however, realized or can realize any value with respect to such grants because, pursuant to XO Parent’s Plan of Reorganization, all interests in such stock options and all such shares issuable upon exercise thereof were cancelled and terminated effective January 16, 2003, the date that the Plan of Reorganization was consummated, and no Named Executive Officer exercised any such option prior to January 16, 2003.

Aggregated Option Exercises and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
			Options at Fiscal Year-End		at Fiscal Year-End
	Shares Acquired		(#)(1)		($)(2)
	on Exercise	Value Realized
Name	(#)(1)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Daniel F. Akerson	—	—	5,200,000	1,000,000	129,600	0
Nathaniel A. Davis	—	—	731,648	892,102	0	9,600
R. Gerald Salemme	—	—	400,876	28,924	0	0
Michael S. Ruley	—	—	561,319	158,646	283	566
Nancy B. Gofus	—	—	159,201	153,299	2,400	2,400

(1)	Pursuant to XO Parent’s Plan of Reorganization, all interests in such stock options, all such shares issued upon exercise thereof, were cancelled and terminated effective January 16, 2003, the date that the Plan of Reorganization was consummated.

(2)	For purposes of these calculations, the value of our pre-petition class A common stock was $0.053 per share, which was derived based on trading on the Nasdaq Over-the-Counter Bulletin Board. Nevertheless, XO Parent’s Plan of Reorganization provided that interests in its pre-petition class A common stock would be cancelled and terminated without any recovery, and none of the Named Executive Officers exercised any exercisable options set forth above prior to the effective date of such plan.

          Employment Agreements and Other Arrangements

      Nathaniel A. Davis. We have entered into an employment agreement with Mr. Davis that provides for his employment as President and Chief Operating Officer through January 3, 2004. It provides for an annual base salary of $375,000, which we may increase annually, and for an annual bonus of up to 70% of base salary, as determined by our Board of Directors. Pursuant to the agreement, we granted Mr. Davis options to purchase 1,650,000 shares of our pre-bankruptcy class A common stock. Of these options, Mr. Davis exchanged options to purchase 1,350,000 shares of class A common stock for options to purchase 1,147,500 shares class A common stock in connection with the Offer to Exchange with respect to outstanding options that we undertook in May 2001. See “Report on Repricing of Options” in our Annual Report on Form 10-K for the year ended December 31, 2001. All of the options granted to Mr. Davis and all shares of class A common stock issued or issuable upon exercise thereof, were cancelled and terminated effective January 16, 2003, the date that XO Parent’s Plan of Reorganization was consummated.

      Mr. Davis’s employment agreement also provides that in the event of permanent disability during his employment term, we will pay him his existing base salary and will make all of his benefit payments for a period of twelve months following the date of the disability. In addition, it provides that in the event that Mr. Davis’s employment is terminated by us other than for cause, is constructively terminated or is terminated upon or following a change in control, we will pay him his existing base salary, annual bonus and benefits that he would have received from the time of termination to the expiration of the agreement’s initial term. Under certain circumstances, we will make additional payments to Mr. Davis for taxes due with respect to any payments or benefits under his agreement treated as an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code or any comparable provision of state or local tax law.

      Under the employment agreement, Mr. Davis’s employment is constructively terminated if he terminates his employment as a direct result of:

•	a reduction in his initial base salary or in the maximum permitted annual bonus percentage;

•	a material change in his responsibilities that is inconsistent with his position; or

•	our material breach of the agreement.

      Under the employment agreement, a change of control means the occurrence of any of the following events, subject to certain exceptions:

•	we merge with another company where our stockholders hold less than a majority of the combined voting power of the company surviving the merger;

•	we sell all or substantially all of our assets to any other company;

•	51% or more of our outstanding voting stock is acquired by a person, entity or “group” (within the meaning of Rule 13d-5(b) under the Securities Exchange Act of 1934); and

•	similar transactions or events.

      Mr. Davis is subject to confidentiality and non-competition restrictions during the employment term and for a period of two years after the termination of the employment. In the event that Mr. Davis’s employment is constructively terminated or terminates following the occurrence of a change in control, he will not be subject to the non-competition restrictions. The transactions contemplated by or Plan of Reorganization resulted in a change of control for purposes of this agreement.

      R. Gerard Salemme. We have entered into a letter agreement, by and among Communications Consultants, Inc., XO Communications, Inc., Eagle River Investments, L.L.C. and Mr. Salemme, which sets forth the terms and conditions under which we have agreed to retain Mr. Salemme for service as XO Parent’s Senior Vice President, Regulatory and Legislative Affairs through November 1, 2003. Pursuant to the letter agreement, Mr. Salemme, who is employed by Communications Consultants, Inc., is required to spend at least 82% of his business time and effort providing services to us, and we are responsible for 82% of his salary and bonus compensation. Pursuant to his arrangements with Communications Consultants, Mr. Salemme received a bonus of $208,333 paid in two installments, the first as of the December 17, 2002 date of the agreement and the second as of the January 16, 2003 date that our Plan of Reorganization was consummated. We were responsible for 82% of those bonus installments. Mr. Salemme is not a participant in the XO Communications, Inc. Employee Retention and Incentive Plan.

      Michael S. Ruley. We have entered into an employment agreement with Mr. Ruley. Although the initial term of the agreement has expired, Mr. Ruley’s employment is governed by the terms of the employment agreement until one party provides 60 days prior written notice to the other of a termination of employment, or Mr. Ruley’s employment otherwise terminates pursuant to the terms of the agreement.

The agreement provides for an annual base salary of $250,000, which we may increase annually, and for an annual bonus of up to 55% of base salary, as determined by our Board of Directors.

      Mr. Ruley’s employment agreement also provides that in the event of permanent disability during his employment term, we will pay him his existing base salary and will make all of his benefit payments for a period of twelve months following the date of the disability. In addition, it provides that in the event that Mr. Ruley’s employment is terminated by us other than for cause, is constructively terminated or is terminated upon or following a change in control, we will pay him his existing base salary, annual bonus and benefits that he would have received for the six-month period following the date of termination. Under certain circumstances, we will make additional payments to Mr. Ruley for taxes due with respect to any payments or benefits under his agreement treated as an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code or any comparable provision of state or local tax law.

      Under the employment agreement, Mr. Ruley’s employment is constructively terminated if he terminates his employment as a direct result of:

•	a reduction in his initial base salary or in the maximum permitted annual bonus percentage;

•	a material change in his responsibilities that is inconsistent with his position; or

•	our material breach of the agreement.

      Under the employment agreement, the definition of a “change of control” has substantially the same meaning as set forth in Mr. Davis’s employment agreement, the terms of which are summarized above.

      Mr. Ruley is subject to confidentiality and non-competition restrictions during the employment term and for a period of two years after the termination of the employment. In the event that Mr. Ruley’s employment is constructively terminated or terminates following the occurrence of a change in control, he will not be subject to the non-competition restrictions. The transactions contemplated by our Plan of Reorganization resulted in a change of control for the purposes of this agreement.

      Daniel F. Akerson. We had entered into an employment agreement with Mr. Akerson. The initial term of the agreement expired in September 2002, and Mr. Akerson resigned his position with us and our Board of Directors effective January 17, 2003. Following expiration of the initial term, Mr. Akerson’s employment was governed by the terms of the employment agreement until one party provided 60 days prior written notice to the other of a termination of employment, or Mr. Akerson’s employment otherwise terminates pursuant to the terms of the agreement. The agreement provided for an annual base salary of $500,000, and for an annual bonus of up to 100% of base salary, as determined by our Board of Directors. In August 2001, Mr. Akerson elected to forgo all of his salary for all periods after August 2001, but for the nominal amount necessary to cover medical and related benefits. For 2002, he elected not to receive a bonus. In April 2002, Mr. Akerson elected to receive his salary again.

      Pursuant to the agreement, we granted Mr. Akerson options to purchase 6,000,000 shares of our pre-bankruptcy class A common stock. All of the options granted to Mr. Akerson and all shares of class A common stock issued or issuable upon exercise thereof, were cancelled and terminated effective January 16, 2003, the date that XO Parent’s Plan of Reorganization was consummated.

      Employee Retention and Incentive Plan. In connection with our Plan of Reorganization, we established the XO Communications, Inc. Employee Retention and Incentive Plan, which we refer to as the Retention and Incentive Plan. The Retention and Incentive Plan became effective on October 23, 2002 with the Bankruptcy Court’s approval. The primary purposes of the Retention and Incentive Plan (a) was to encourage certain of our key employees (including the Named Executive Officers) to continue their employment with us during the period of our restructuring and (b) is to establish incentives for those employees to achieve certain corporate performance goals, including the completion of XO Parent’s Chapter 11 reorganization and achieving certain earnings objectives.

      The Retention and Incentive Plan provides that bonuses, in amounts for each employee as determined by the compensation committee of our board of directors, will be earned and paid in three installments upon our successful emergence from bankruptcy and upon the achievement of certain earnings targets after such emergence as follows:

•	Twenty-five percent (25%) of each participant’s bonus target was paid concurrent with the consummation of the Plan of Reorganization, which bonuses were paid to all eligible participants;

•	Up to 37.5% of each participant’s bonus target will be paid as soon as practical following the date that we file with the SEC our quarterly report on Form 10-Q for the quarter ended June 30, 2003, which we refer to as the First Bonus; and

•	Up to an additional 37.5% of each participant’s bonus target will be paid as soon as practical following the date that we file with the SEC our annual report on Form 10-K for the year ended December 31, 2003, which we refer to as the Second Bonus.

      The amount of a participant’s First Bonus and Second Bonus will be based on our EBITDA (as defined below) reported on, and continued employment until, the respective dates that we file the applicable quarterly and annual reports with the SEC. If our EBITDA is less than 75% of the Target EBITDA (as defined below) for the applicable period, then the amount of the First Bonus and/or Second Bonus, as applicable, shall be zero and no bonuses shall be paid with respect to such date(s). If our EBITDA is 75% to 100% of the Target EBITDA for the applicable period, then the amount of the First Bonus and/or Second Bonus, as applicable, shall be 75% of the applicable bonus target. If our EBITDA is greater than 100% of the Target EBITDA for the applicable period, then 100% the applicable bonus target shall be paid with respect to such date(s).

      For purposes of the Retention and Incentive Plan, “EBITDA” generally means, for the applicable 6-month period, subject to further definition in the Retention and Incentive Plan, an amount determined for us on a consolidated basis equal to (i) the sum of the amounts for such period of (a) consolidated net income, (b) consolidated interest expense, (c) provisions for taxes, (d) total depreciation expense, (e) total amortization expense, and (f) other non-cash items reducing consolidated net income, minus (ii) other non-cash items increasing consolidated net income; provided, however that, when calculating EBITDA for purposes of the Retention and Incentive Plan, earnings shall not be reduced by any payment made pursuant to the Retention and Incentive Plan.

      For purposes of the Retention and Incentive Plan, “Target EBITDA” means, with respect to the First Bonus, $14.3 million, and, with respect to the Second Bonus, $27.1 million.

      The maximum amount available under the Retention and Incentive Plan for all Retention Bonuses is $25,000,000.

      The plan administrator for the Retention and Incentive Plan is authorized to reduce on a pro-rata basis or eliminate a bonus for any participant whose employment with us is terminated for any reason prior to the applicable target dates.

      The table below sets forth the maximum amounts that may be earned under the Retention and Incentive Plan by the Named Executive Officers. Mr. Salemme is not eligible to participate in the Retention and Incentive Plan.

Name	Dollar Value

Daniel F. Akerson	$750,000	(1)
Nathaniel A. Davis	$562,500	(2)
R. Gerard Salemme	N/A
Michael S. Ruley	$343,750	(2)
Nancy Gofus	$343,750	(2)

(1)	Pursuant to the terms of the Retention and Incentive Plan, this amount was paid in full in connection with our emergence from bankruptcy on January 16, 2003.

(2)	Pursuant to the terms of the Retention and Incentive Plan, 25% of these amounts were paid in connection with our emergence from bankruptcy on January 16, 2003. The remaining 75% of these amounts are subject to forfeiture in connection with the terms of the Retention and Incentive Plan related to the First Bonus and the Second Bonus described above.

     Vesting of Stock Options in Connection With a Change of Control of XO. In recognition that the possibility of a change of control exists and the desire to secure both the present and future continuity of management, the XO Communications, Inc 2002 Stock Incentive Plan provides that in certain circumstances unvested stock options granted under the Stock Incentive Plan will vest in full in connection with a change of control of XO. Under the Stock Incentive Plan, options granted to non-affiliated directors will vest in full immediately upon a change of control, and options granted to employees whose employment is terminated without cause, and certain officers (including those Named Executive Officers who are currently executive officers of us) whose employment is terminated by us without cause or by such an officer for good reason, within one year of the change of control will vest in full. Under the Stock Incentive Plan, a change of control means the occurrence of any of the following events, subject to certain exceptions:

•	we merge with another company where our stockholders hold less than a majority of the combined voting power of the company surviving the merger;

•	we sell all or substantially all of our assets to any other company;

•	51% or more of the outstanding voting stock of XO is acquired by a person, entity or “group” (within the meaning of Rule 13d-5(b) under the Securities Exchange Act of 1934); and

•	similar transactions or events.

      Because the Stock Incentive Plan took effect in connection with the consummation of our Plan of Reorganization, the transactions contemplated thereby were not deemed a change of control for purposes of the Stock Incentive Plan.

      Under the Stock Incentive Plan, good reason means the occurrence of any of the following events:

•	significant, adverse change in duties, responsibilities and authority;

•	relocation of more than 30 miles;

•	reduction of salary or bonus potential; and

•	uncured breach of employers’ contractual obligations.

          Director Compensation

      Each director is entitled to reimbursement for out-of-pocket expenses incurred for each meeting of the full Board or a committee of the Board attended. Our pre-petition stock option plans permitted, and our 2002 Stock Incentive Plan permits, grants and awards to non-employee directors. We made no such grants in 2002.

          Compensation Committee Interlocks and Insider Participation

      During 2002, Messrs. Jeffrey S. Raikes, Peter C. Waal and Dennis M. Weibling served on the Compensation Committee of our Board of Directors. From September 1994 to January 1997, Mr. Weibling was Executive Vice President of XO. Effective January 16, 2003, each of Messrs. Raikes, Waal and Weibling resigned from our Board of Directors and all committees thereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information, as of March 1, 2003, with respect to the beneficial ownership of our New Common Stock by (1) each member of the Board of Directors, (2) the Named

Executive Officers (3) all directors and executive officers as a group, and (4) persons known to us to be the beneficial owners of more than five percent of a class of our New Common Stock.

	Shares Beneficially Owned

	Amount and Nature	Percent of
Name	of Ownership (1)	Class (%)

Carl Icahn (2)	85,583,827	83.5
Nathaniel A. Davis (3)	325,000	*
Andrew R. Cohen	0	—
Adam Dell	0	—
Vincent J. Intrieri	0	—
Keith Meister	0	—
R. Gerard Salemme (4)	81,250	*
Michael S. Ruley (5)	112,500	*
Nancy Gofus (6)	97,500	*
All directors and executive officers as a group (13 persons) (7)	86,613,827	83.7

(1)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days after March 1, 2003. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of our common stock beneficially owned. Share figures do not represent any right to participate in the Rights Offering pursuant to the Plan of Reorganization.

(2)	As reported in the Schedule 13D of Mr. Icahn and other parties to a joint filing agreement filed with the SEC, represents 78,078,993 shares of New Common Stock held by Cardiff Holding LLC, a Delaware limited liability company, and 3,001,936 shares of New Common Stock issuable upon exercise of Series A warrants, 2,251,449 shares of New Common Stock issuable upon exercise of Series B warrants, and 2,251,449 shares of New Common Stock issuable upon exercise of Series C warrants, all held by Cardiff. Cardiff is wholly-owned by ACF Industries Holding Corp., a Delaware corporation, which is wholly-owned by Highcrest Investors Corp., a Delaware corporation, which is approximately 99% owned by Buffalo Investors Corp., a New York corporation, which is wholly-owned by Starfire Holding Corporation, a Delaware corporation, which is wholly-owned by Mr. Icahn. Mr. Icahn is the chairman and sole director of Starfire Holding, and the chairman and a director of each of Cardiff, ACF Industries, Highcrest Investors and Buffalo Investors. Additional shares of New Common Stock and warrants to purchase shares of New Common Stock may be allocated to Cardiff on a pro rata basis under the Plan of Reorganization to the extent that shares and warrants held back in respect of claims of general unsecured creditors of XO Parent ultimately are redistributed under the terms of the Plan of Reorganization.

(3)	Represents shares of New Common Stock obtainable as of March 1, 2003 or 60 days thereafter by Mr. Davis upon the exercise of nonqualified stock options, which options were granted to Mr. Davis in conjunction with consummation of XO Parent’s Plan of Reorganization and its emergence from its Chapter 11 proceeding.

(4)	Represents shares of New Common Stock obtainable as of March 1, 2003 or 60 days thereafter by Mr. Salemme upon the exercise of nonqualified stock options, which options were granted to Mr. Salemme in conjunction with consummation of XO Parent’s Plan of Reorganization and its emergence from its Chapter 11 proceeding.

(5)	Represents shares of New Common Stock obtainable as of March 1, 2003 or 60 days thereafter by Mr. Ruley upon the exercise of nonqualified stock options, which options were granted to Mr. Ruley in conjunction with consummation of XO Parent’s Plan of Reorganization and its emergence from its Chapter 11 proceeding.

(6)	Represents shares of New Common Stock obtainable as of March 1, 2003 or 60 days thereafter by Ms. Gofus upon the exercise of nonqualified stock options, which options were granted to Ms. Gofus in conjunction with consummation of XO Parent’s Plan of Reorganization and its emergence from its Chapter 11 proceeding.

(7)	Represents (a) 78,078,993 shares of New Common Stock held by Cardiff, as described in note 2 above, (b) warrants to purchase 7,504,834 shares of New Common Stock held by Cardiff, as described in note 2 above, and (c) 1,030,000 shares of New Common Stock obtainable as of March 1, 2003 or 60 days thereafter by executive officers as a group upon the exercise of nonqualified stock options, which options were granted to such executive officers in conjunction with consummation of XO Parent’s Plan of Reorganization and its emergence from its Chapter 11 proceeding. See notes (3), (4), (5) and (6) above.

*	Less than 1%

Equity Compensation Plan Information

          Our Pre-Petition Stock Option Plans

      As of December 31, 2002, options to purchase securities had been issued and were outstanding under the following equity compensation plans: XO Communications, Inc. Stock Option Plan; and the following stock options plans assumed in connection with the acquisition of Concentric Network Corporation: Delta Internet Services, Inc. 1996 Stock Option Plan; Concentric Network Corporation 1995 Stock Incentive

Plan for Employees and Consultants; Concentric Network Corporation 1996 Stock Plan; Concentric Network Corporation 1997 Stock Plan; Concentric Network Corporation 1999 Nonstatutory Stock Option Plan; and certain grants of stock options to Concentric employees not pursuant to any plan. Pursuant to our Plan of Reorganization, which became effective as of January 16, 2003, interests in each such plan, and rights to securities to be issued upon the exercise of options outstanding under each such plan, were terminated and cancelled, and holders of such interests and options under each such plan were not entitled to any distribution pursuant to the Plan of Reorganization. The table below presents information with respect to the above referenced plans as of December 31, 2002.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
Plan category	warrants and rights(1)	warrants and rights (1)	equity compensation plans

Equity compensation plans approved by security holders	41,567,555	$6.78	43,894,303
Equity compensation plans not approved by security holders	0	N/ A	0

Total	41,567,555	$6.78	43,894,303

(1)	Excludes options to purchase 2,630,417 shares of our pre-petition class A common stock granted prior to our June 16, 2000 acquisition of Concentric Network Corporation pursuant to various stock option plans of Concentric, which options we assumed in connection with the Concentric acquisition and have a weighted average exercise price of $16.68 per share.

          Our 2002 Stock Incentive Plan Under Our Plan of Reorganization

      In connection with the confirmation of our Plan of Reorganization by the Bankruptcy Court, the Bankruptcy Court approved the adoption of the XO Communications, Inc. 2002 Stock Incentive Plan, or the 2002 Stock Incentive Plan, which became effective as of January 16, 2003, the date that we consummated our Plan of Reorganization. Under the 2002 Stock Incentive Plan, we are authorized to issue, in the aggregate, stock awards with respect of up to 17,590,020 of shares of New Common Stock, in the form of options to purchase stock or restricted stock. Of those shares, non-qualified options to purchase 11,492,900 shares of New Common Stock have been granted and are outstanding as of March 1, 2003 pursuant to the 2002 Stock Incentive Plan, each at a purchase price of $5.00 per share. With respect to the underlying shares of these options, 25% are fully vested and the remainder vest over a period of three years.

      The primary purpose of the 2002 Stock Incentive Plan is to provide a means through which we may continue to attract, motivate and retain selected employees, officers and independent contractors who can materially contribute to our growth and success, and to encourage stock ownership in us through granting incentive stock options or nonqualified stock options, or both, to purchase our common stock or shares of restricted stock.

      The 2002 Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors, and as such has the discretionary authority to determine all matters relating to awards of stock options and restricted stock, including the selection of eligible participants, the number of shares of common stock to be subject to each option or restricted stock award, the exercise price of each option, vesting, and all other terms and conditions of awards.

      Unless the Compensation Committee designates otherwise, all options expire on the earlier of (i) ten years after the date of grant, (ii) twelve months after termination of employment with XO due to death or complete and permanent disability, (iii) immediately upon termination of employment by us for Cause (as defined in the Stock Incentive Plan), or (iv) three months after termination of employment by the employee or by us for other than Cause.

      The Compensation Committee may award shares of restricted stock and may establish terms, conditions and restrictions applicable thereto. Subject to the restrictions on restricted stock, award recipients generally will have all the rights and privileges of a stockholder, including the right to vote such restricted stock. Restricted stock generally is subject to restrictions related to transferability and forfeiture until vested at the expiration of the restricted period

      Upon a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of us as a result of which our stockholders receive cash, stock or other property in exchange for or in connection with their shares of common stock, any award granted under the 2002 Stock Incentive Plan will terminate, and, in the case of options, the recipients shall have the right immediately prior to any such event to exercise their vested options. In the event that our stockholders receive capital stock of another corporation in exchange for their shares of common stock in any transaction involving a merger, consolidation, acquisition of property or stock, separation or reorganization, unless otherwise determined by us, all awards granted under the 2002 Stock Incentive Plan shall be converted into awards with respect to shares of such exchange stock.

      Unless otherwise expressly determined by a resolution of our Board of Directors on the date of grant or such later date when the Board of Directors may ratify the award, (i) awards granted to non-affiliated directors will vest in full immediately upon the occurrence of a change in control, as defined in the 2002 Stock Incentive Plan, or (ii) awards granted to employees whose employment is terminated by us without Cause, and awards granted to certain officers whose employment is terminated by us without Cause or by the officer for Good Reason (as defined in the 2002 Stock Incentive Plan), will vest in full if such termination occurs within one year following such change in control. In all other cases, in the event of a change in control, unless otherwise determined by the Board prior to the occurrence of such change in control, any unvested awards shall not become fully vested merely by the occurrence of such change in control. Because the Stock Incentive Plan took effect in connection with the consummation of our Plan of Reorganization, the transactions contemplated thereby were not deemed a change of control for purposes of the Stock Incentive Plan.

Item 13.	Certain Relationships and Related Transactions

      Carl C. Icahn. In February 2003, Dixon Properties, LLC, which is owned and controlled by Mr. Icahn, acquired ownership of the building in which our headquarters is located in a transaction that was approved by the Bankruptcy Court in our Chapter 11 proceedings. We currently are leasing approximately 170,000 square feet of space in that building. In connection with the purchase of the building by Dixon Properties, it assumed the lease agreement under which we lease the space we occupy. Pursuant to the lease agreement, we are obligated to pay Dixon Properties lease payments of approximately $20.4 million in the aggregate (excluding certain building-related expenses) through the expiration of the initial term of the lease, which runs through November 30, 2007.

      We have entered into a Tax Allocation Agreement, dated January 16, 2003, between XO Parent and Starfire Holding Corporation, a company controlled by Mr. Icahn, which in turn indirectly controls Cardiff, in connection with the fact that it is contemplated that these entities will be filing consolidated federal income tax returns, and possibly combined returns for state tax purposes. The Tax Allocation Agreement, which was approved by the Bankruptcy Court in connection with our Chapter 11 proceedings, establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of us with Starfire for income tax purposes. Generally, the Tax Allocation Agreement provides that Starfire will pay all consolidated federal income taxes on behalf of the consolidated group that includes us, and we will make payments to Starfire in an amount equal to the tax liability, if any, that we would have if we were to file as a consolidated group separate and apart from Starfire.

      Mr. Icahn, through various entities that he owns and controls, has the right to require us to register, under the Securities Act of 1933, shares of New Common Stock held by such entities and to include shares of New Common Stock held by them in certain registration statements filed by us, pursuant to a

Registration Rights Agreement approved by the Bankruptcy Court in connection with our Chapter 11 proceedings.

      Arnos Corp., which is owned and controlled by Mr. Icahn, holds approximately 85% of the $500 million in loans outstanding under the New Credit Agreement. Under the New Credit Agreement, no cash interest payments are required to be made by us until we achieve specified financial targets.

      We provide communications services to affiliates of Mr. Icahn. Billings through February 28, 2003 for such services were less than $50,000.

      Other Transactions and Relationships. R. Gerard Salemme owns an 80% interest in Communications Consultants, Inc., which employs Mr. Salemme and from which we retain Mr. Salemme for service as XO’s Senior Vice President, Regulatory and Legislative Affairs. See the “Summary Compensation Table” for information regarding payments to Communications Consultants.

      Pre-Petition Stockholders. Prior to the Effective Date of our Plan of Reorganization, certain investment funds affiliated with Forstmann Little & Co. had a significant equity interest in us and had designated certain individuals to serve as members of our board of directors. Such investment funds and other entities affiliated with Forstmann Little & Co. currently hold a significant equity interest in McLeodUSA Incorporated. McLeod provides interconnection and facilities based telecommunications services to us, for which we paid McLeodUSA approximately $2.0 million in 2002. In 2002, we provided limited telecommunications services to McLeodUSA, for which we received approximately $373,000 in 2002.

Item 14.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The term disclosure controls and procedures is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report which we refer to as the Evaluation Date, and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information was disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

      We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended December 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) (1) and (2) Financial Statements and Schedule:

(3) List of Exhibits — Refer to Exhibit Index, which is incorporated herein by reference.

      (b) Reports on Form 8-K:

(1)	Current Report on Form 8-K, filed on October 15, 2002, reporting under Item 5 that, on October 14, 2002, XO Parent announced that it has agreed with Telefonos de Mexico, S.A. de C.V. and certain investment partnerships affiliated with Forstmann Little & Co. to mutually terminate the previously announced Investment Agreement among the parties and to settle any potential claims relating to the Investment Agreement or its termination.

(2)	Current Report on Form 8-K, filed on November 22, 2002, reporting under Item 3 that, on November 15, 2002, Judge Arthur J. Gonzalez of the United States Bankruptcy Court for the Southern District of New York entered an order confirming the “Stand-Alone Plan” contemplated by the Plan of Reorganization of XO Parent.

(3)	Current Report on Form 8-K/ A, filed on November 26, 2002, amending under Item 3 certain information included in the Current Report on Form 8-K, filed on November 22, 2002, discussed above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: March 21, 2003

By:	/s/ NATHANIEL A. DAVIS

Nathaniel A. Davis President and Chief Operating Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2003 by the following persons on behalf of the Registrant and in the capacities indicated:

Name	Title

/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	President and Chief Operating Officer (Principal Executive Officer)

/s/ WAYNE M. REHBERGER Wayne M. Rehberger	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ CARL C. ICAHN Carl C. Icahn	Chairman of the Board of Directors

/s/ ANDREW R. COHEN Andrew R. Cohen	Director

/s/ ADAM DELL Adam Dell	Director

/s/ VINCENT J. INTRIERI Vincent J. Intrieri	Director

/s/ KEITH MEISTER Keith Meister	Director

CERTIFICATIONS

      I, Nathaniel A. Davis, certify that:

      1. I have reviewed this annual report on Form 10-K of XO Communications, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ NATHANIEL A. DAVIS

Nathaniel A. Davis President and Chief Operating Officer
(Principal Executive Officer)

CERTIFICATIONS

      I, Wayne M. Rehberger, certify that:

      1. I have reviewed this annual report on Form 10-K of XO Communications, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ WAYNE M. REHBERGER

Wayne M. Rehberger Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1	Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K/ A of XO Communications, Inc., filed on November 26, 2002)
2.2	Plan Supplement, dated October 23, 3003, to the Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (Incorporated herein by reference to exhibit 2.2 filed with the Current Report on Form 8-K/ A of XO Communications, Inc., filed on November 26, 2002)
2.3	Order Confirming Third Amended Plan of Reorganization, dated November 15, 2002 (Incorporated herein by reference to exhibit 99.1 filed with the Current Report on Form 8-K/ A of XO Communications, Inc., filed on November 26, 2002)
3.1	Amended and Restated Certificate of Incorporation of XO Communications, Inc. (Incorporated herein by reference to exhibit 3.1 filed with the Registration Statement on Form 8-A of XO Communications, Inc., filed on February 7, 2003, pursuant to the Securities and Exchange Act)
3.2	Amended and Restated By-laws of XO Communications, Inc. (Incorporated herein by reference to exhibit 3.2 filed with the Registration Statement on Form 8-A of XO Communications, Inc., filed on February 7, 2003, pursuant to the Securities and Exchange Act)
4.1	Form of stock certificate of New Common Stock
4.2.1	Series A Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003)
4.2.2	Series B Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003)
4.2.3	Series C Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003)
10.1.1	XO Communications, Inc. 2002 Stock Incentive Plan
10.1.2	XO Communications, Inc. Retention Bonus and Incentive Plan
10.2.1	Registration Rights Agreement, dated as of January 16, 2003, between XO Communications, Inc. and High River Limited Partnership and Meadow Walk Limited Partnership (Incorporated herein by reference to exhibit 10.4 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003)
10.2.2	Tax Allocation Agreement, dated as of January 16, 2003, between XO Communications, Inc. and Starfire Holding Corporation (Incorporated herein by reference to exhibit 10.5 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003)
10.3.1	Employment Agreement, dated as of January 3, 2000, by and between Nathaniel A. Davis and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.11 filed with the Annual Report on Form 10-K for the year ended December 31, 1999 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.3.2	Letter agreement, dated December 17, 2002, by and among Communications Consultants, Inc., XO Communications, Inc., Eagle River Investments, L.L.C. and R. Gerard Salemme

10.3.3	Employment Agreement, dated as of January 13, 2000, by and between Michael S. Ruley and XO Communications, Inc. (Incorporated herein by reference to exhibit 10.3.3 filed with the Annual Report on Form 10-K for the year ended December 31, 2001 of XO Communications, Inc.)
10.4.1	Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and XO Intercity Holdings No. 2, LLC (f/k/a INTERNEXT LLC) (Incorporated herein by reference to exhibit 10.8 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc.)
10.4.2	Master Agreement, dated August 8, 2002, between Level 3 Communications, Inc. and XO Communications, Inc.
10.5	Amended and Restated Credit and Guaranty Agreement, dated as of January 16, 2003, among XO Communications, Inc., certain subsidiaries of XO Communications, Inc., the Lenders party thereto from time to time, and Mizuho Corporate Bank, as Administrative Agent
16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated May 15, 2002 (Incorporated herein by reference to exhibit 16 filed with the Current Report on Form 8-K of XO Communications Inc. filed on May 16, 2002)
21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Notice Regarding Lack of Consent of Arthur Andersen
99.1	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of XO Communications, Inc.:

      We have audited the accompanying consolidated balance sheet of XO Communications, Inc. (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of the Company for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations, and whose report dated February 6, 2002, expressed an unqualified opinion on those consolidated financial statements and schedules before the restatement adjustments described in Note 5 and included an explanatory paragraph that discussed the substantial doubt about the Company’s ability to continue as a going concern.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of XO Communications, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

      As discussed in Note 1 to the consolidated financial statements, effective January 16, 2003, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Southern District of New York. In connection with its reorganization, the Company will apply fresh start accounting in the first quarter of 2003.

      As discussed above, the financial statements of XO Communications, Inc. for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

February 28, 2003

      The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), whose report has not been reissued by Andersen. Certain financial information for each of the two years in the period ended December 31, 2001, was not reviewed by Andersen and includes additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year, see Item 1, Business, for discussion of risks.

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

/s/ ARTHUR ANDERSEN LLP

Vienna, VA

February 6, 2002

XO Communications, Inc.

Consolidated Balance Sheets
(Dollars in thousands, except for per share data)

	Pro forma
	Unaudited
	Reorganized
	Company	December 31,
	December 31,
	2002(a)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$314,038	$314,038	$246,189
Marketable securities	246,945	246,945	508,978
Accounts receivable, net of allowance for doubtful accounts of $37,030 and $32,492, respectively	116,541	116,541	216,753
Other current assets	32,654	83,480	101,760

Total current assets	710,178	761,004	1,073,680
Property and equipment, net	502,176	2,780,589	3,742,577
Fixed wireless licenses, net	59,508	911,832	947,545
Goodwill, net	—	—	1,876,626
Other intangibles, net	76,171	72,782	153,404
Other assets, net	23,108	59,289	136,633

Total assets	$1,371,141	$4,585,496	$7,930,465

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities not subject to compromise:
Accounts payable	$69,729	$63,729	$156,488
Accrued liabilities	246,048	265,889	341,094
Accrued interest payable	213	213	114,882
Long-term debt in default	—	—	5,109,503

Current liabilities not subject to compromise	315,990	329,831	5,721,967
Current liabilities subject to compromise	—	5,497,207	—

Total current liabilities	315,990	5,827,038	5,721,967
Long-term liabilities not subject to compromise	—	75,242	129,092
Long-term liabilities subject to compromise	—	7,182	—
Long-term debt	500,000	—	—
Other long-term liabilities	80,151	—	—

Total liabilities	896,141	5,909,462	5,851,059
Redeemable preferred stock: par value $0.01 per share, 25,000,000 shares authorized: 7,856,918 and 7,857,612 shares issued and outstanding on December 31, 2002 and December 31, 2001, respectively; aggregate liquidation preference of $1,693,293 and $1,693,328 on December 31, 2002 and December 31, 2001, respectively

Subject to compromise	—	1,708,316	—
Not subject to compromise	—	—	1,781,990
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock, par value $0.02 per share, stated at amounts paid in Class A, 1,000,000,000 shares authorized: 331,033,219 and 337,774,204 shares issued and outstanding on December 31, 2002 and December 31, 2001, respectively; Class B, 120,000,000 shares authorized: 104,423,158 shares issued and outstanding on both December 31, 2002 and December 31, 2001.	475,000	4,628,139	4,628,509
Deferred compensation	—	(8,500)	(37,428)
Accumulated other comprehensive income	—	2,512	10,406
Accumulated deficit	—	(7,654,433)	(4,304,071)

Total stockholders’ (deficit) equity	475,000	(3,032,282)	297,416

Total liabilities and stockholders’ (deficit) equity	$1,371,141	$4,585,496	$7,930,465

(a)	As discussed in footnote 3, the Company emerged from bankruptcy on January 16, 2003 and will be required to adopt the fresh start accounting provisions of SOP 90-7 in the first quarter of 2003. The pro forma balances reflect what the December 31, 2002 balances would have been had the Company applied fresh start accounting as of December 31, 2002.

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Operations
(Dollars in thousands, except for share and per share data)

	Year Ended December 31,

	2002	2001	2000

Revenue	$1,259,853	$1,258,567	$723,826
Costs and expenses:
Cost of service	522,924	527,698	302,666
Selling, operating and general (excludes stock-based compensation)	736,925	971,714	730,604
Stock-based compensation	28,928	37,173	48,328
Depreciation and amortization	699,806	1,162,671	617,714
Restructuring and asset write-downs	480,168	509,202	—
In-process research and development	—	—	36,166

Total costs and expenses	2,468,751	3,208,458	1,735,478
Loss from operations	(1,208,898)	(1,949,891)	(1,011,652)
Interest income	16,478	77,938	180,905
Interest expense, net (contractual interest was $501,118 for the year ended December 31, 2002)	(226,451)	(465,401)	(434,122)
Other income (loss), net	(200)	(93,781)	163,570
Reorganization expense, net	(91,121)	—	—

Net loss before extraordinary item and cumulative effect of accounting change	(1,510,192)	(2,431,135)	(1,101,299)
Extraordinary gain on repurchases of debt, net	—	345,010	—
Cumulative effect of accounting change	(1,876,626)	—	—

Net loss	(3,386,818)	(2,086,125)	(1,101,299)
Recognition of preferred stock modification fee, net - reorganization item	78,703	—	—
Gain on repurchases of preferred stock, net	—	376,879	—
Preferred stock dividends and accretion of preferred stock redemption obligation, net (contractual dividend was $98,768 for the year ended December 31, 2002)	(42,247)	(129,671)	(146,356)

Net loss applicable to common shares	$(3,350,362)	$(1,838,917)	$(1,247,655)

Net loss per common share, basic and diluted:
Net loss before extraordinary item and cumulative effect of accounting change	$(3.42)	$(6.02)	$(3.42)
Extraordinary gain on repurchases of debt, net	—	0.86	—
Cumulative effect of accounting change	(4.24)	—	—

Net loss	(7.66)	(5.16)	(3.42)
Recognition of preferred stock modification fee, net — reorganization item	0.18	—	—
Gain on repurchases of preferred stock, net	—	0.93	—
Preferred stock dividends and accretion of preferred stock redemption obligation, net	(0.10)	(0.32)	(0.45)

Net loss per common share, basic and diluted	$(7.58)	$(4.55)	$(3.87)

Weighted average shares, basic and diluted	441,964,342	403,882,956	322,089,883

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)

	Common Stock
					Accumulated
					Other
	Shares				Comprehensive
				Deferred	Income	Accumulated
	Class A	Class B	Amount	Compensation	(Loss)	Deficit	Total

Balance at December 31, 1999	150,457,264	117,485,100	$1,139,232	$(85,489)	$150,634	$(1,217,499)	$(13,122)
Issuance of common stock, options and warrants in acquisitions	77,536,299	—	3,002,309	—	—	—	3,002,309
Issuance of compensatory stock options and restricted stock	200,440	—	30,641	(22,704)	—	—	7,937
Compensation attributable to stock options vesting	—	—	—	36,143	—	—	36,143
Issuance of common stock through employee benefit plans	13,150,088	—	126,604	—	—	—	126,604
Conversion of Class B common stock into Class A common stock	12,070,874	(12,070,874)	—	—	—	—	—
Conversion of 6 1/2% redeemable cumulative preferred stock into Class A common stock	8,595,750	—	93,860	—	—	—	93,860
Comprehensive loss:
Net loss	—	—	—	—	—	(1,101,299)	(1,101,299)
Preferred stock dividends and accretion of preferred stock redemption obligation	—	—	—	—	—	(146,356)	(146,356)
Other comprehensive income — net unrealized holding gains and foreign currency translation adjustments	—	—	—	—	38,870	—	38,870
Realized net gains transferred to current period earnings	—	—	—	—	(206,545)	—	(206,545)

Total comprehensive loss	—	—	—	—	—	—	(1,415,330)

Balance at December 31, 2000	262,010,715	105,414,226	$4,392,646	$(72,050)	$(17,041)	$(2,465,154)	$1,838,401
Issuance of common and restricted stock in acquisitions	11,211,416	—	29,055	—	—	—	29,055
Issuance of compensatory stock options	—	—	2,551	(2,551)	—	—	—
Compensation attributable to stock options and restricted stock vesting	—	—	—	37,173	—	—	37,173
Issuance of common stock through employee benefit plans	11,939,685	—	30,899	—	—	—	30,899
Conversion of Class B common stock into Class A common stock	991,068	(991,068)	—	—	—	—	—
Conversion of 6 1/2% redeemable cumulative preferred stock into Class A common stock	1,621,320	—	17,700	—	—	—	17,700
Issuance of common stock related to equity investment, net of offering costs	50,000,000	—	155,658	—	—	—	155,658
Comprehensive loss:
Net loss	—	—	—	—	—	(2,086,125)	(2,086,125)
Gain on repurchases of preferred stock, net	—	—	—	—	—	376,879	376,879
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	—	—	—	—	(129,671)	(129,671)
Other comprehensive income — net unrealized holding gains and foreign currency translation adjustments	—	—	—	—	22,556	—	22,556
Realized net losses transferred to current period earnings	—	—	—	—	4,891	—	4,891

Total comprehensive loss	—	—	—	—	—	—	(1,811,470)

Balance at December 31, 2001	337,774,204	104,423,158	$4,628,509	$(37,428)	$10,406	$(4,304,071)	$297,416
Compensation attributable to stock options and restricted stock vesting	—	—	—	28,928	—	—	28,928
Issuance of common stock through employee benefit plans	85,854	—	24	—	—	—	24
Conversion of 6 1/2% redeemable cumulative preferred stock into Class A common stock	3,173	—	35	—	—	—	35
Conversion of Preferred Stock	23,570	—	—	—	—	—	—
Refund of Employee Stock Purchase Plan funds withheld after cancellation(a)		—	(429)	—	—	—	(429)
Cancellation of Craig McCaw’s Class A common stock	(6,853,582)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(3,386,818)	(3,386,818)
Recognition of preferred stock modification fee, net — reorganization item	—	—	—	—	—	78,703	78,703
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	—	—	—	—	(42,247)	(42,247)
Realized net losses and foreign currency translation adjustments transferred to current period earnings	—	—	—	—	(7,894)	—	(7,894)

Total comprehensive loss	—	—	—	—	—	—	(3,358,256)

Balance at December 31, 2002	331,033,219	104,423,158	$4,628,139	$(8,500)	$2,512	$(7,654,433)	$(3,032,282)

(a)	In the latter half of 2001, the Company’s Employee Stock Purchase Plan was cancelled; however employee salary deferrals continued in December 2001, and were subsequently refunded in early 2002.

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net loss	$(3,386,818)	$(2,086,125)	$(1,101,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	699,806	1,162,671	617,714
Stock-based compensation	28,928	37,173	48,328
Non-cash restructuring charges and asset write-downs	477,250	502,737	—
Non-cash reorganization expense, net	89,448	—	—
In-process research and development	—	—	36,166
Net losses (gains) on impairment or sale of investments	—	95,804	(162,429)
Extraordinary gain on repurchases of debt, net	—	(345,010)	—
Cumulative effect of accounting change	1,876,626	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	85,514	(43,254)	(68,761)
Other assets	(21,572)	(66,566)	(42,167)
Other liabilities subject to compromise	195,904	—	—
Other liabilities not subject to compromise	(27,484)	181,693	113,034

Net cash provided by (used in) operating activities	17,602	(560,877)	(559,414)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(208,713)	(1,433,746)	(1,380,629)
Prepayment for network assets	—	(120,800)	—
Payments to acquire fixed wireless licenses	—	(206)	(49,502)
Net releases of pledged securities	3,161	150	33,386
Sales of marketable securities and investments	364,069	2,912,454	19,337,905
Purchases of marketable securities	(103,935)	(2,031,072)	(19,381,106)
Cash received for (paid for) divestitures (acquisitions)	3,000	(25,203)	46,940
Investments in unconsolidated entities	—	(10,175)	(71,489)

Net cash provided by (used in) investing activities	57,582	(708,598)	(1,464,495)
FINANCING ACTIVITIES:
Net proceeds from issuance of redeemable preferred stock	—	—	1,248,901
Borrowings under senior secured credit facility	—	625,000	375,000
Proceeds from issuance of unsecured notes	—	517,500	—
Net proceeds from sale of common stock and modification of preferred stock agreement	—	248,657	—
Proceeds from issuance of common stock under employee benefit plans	—	30,899	98,655
Repurchases of senior notes	—	(201,883)	—
Repurchases of redeemable preferred stock	—	(88,424)	—
Repayments of capital lease and other obligations	(6,079)	(44,124)	(6,809)
Dividends paid on convertible preferred stock	—	(53,778)	(49,984)
Costs incurred in connection with financing activities	—	(14,200)	(17,100)

Net cash (used in) provided by financing activities	(6,079)	1,019,647	1,648,663

Effect of exchange rate changes on cash	(1,256)	3,013	(213)
Net increase (decrease) in cash and cash equivalents	67,849	(246,815)	(375,459)
Cash and cash equivalents, beginning of year	246,189	493,004	868,463

Cash and cash equivalents, end of year	$314,038	$246,189	$493,004

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

          Overview

      XO Communications Inc. (formerly NEXTLINK Communications, Inc.), a Delaware corporation (“XO Parent”), through its subsidiaries, owns and operates an integrated metropolitan and nationwide fiber optic network that provides broadband communication services, local and long distance voice communication services and a wide array of data and integrated data services to business customers in over 60 United States markets. Voice services include local and long distance services, calling card and interactive voice response systems. Data services include Internet access, private data networking and hosting services. XO Parent, through its subsidiaries, also offers combined voice and data services in flat rate “bundled” packages.

          Organization

      The consolidated financial statements include the accounts and activities of XO Parent, and its subsidiaries (collectively referred to as the “Company” or “XO”). The consolidated financial statements also include the results of Concentric Network Corporation (“Concentric”) commencing June 16, 2000, the date on which Concentric merged with XO. The Company, through predecessor entities, was formed in September 1994. As of December 31, 2002, the Company was majority controlled by Craig O. McCaw through shares of Class A and Class B common stock held by Eagle River Investments, LLC, an entity controlled by Mr. McCaw, and other shares of the Company’s Class A and Class B common stock owned or controlled by Mr. McCaw.

      As further discussed in note 2, on June 17, 2002 (the “Petition Date”), XO Parent filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Accordingly, the accompanying consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”) and on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. The Company conducts its operations through direct and indirect subsidiaries of XO Parent. None of these subsidiaries were debtors in the Chapter 11 proceedings.

      On January 16, 2003 (the “Effective Date”), XO Parent emerged from the Bankruptcy Court proceedings pursuant to the terms of its third amended plan of reorganization (the “Plan of Reorganization”). As discussed in note 3, the Company will implement fresh start accounting under the provisions of SOP 90-7. Under the fresh start accounting provisions of SOP 90-7, the fair value of the reorganized Company will be allocated to its assets and liabilities, and its accumulated deficit will be eliminated. As discussed in the Pro Forma column on the accompanying balance sheet and in note 3, the implementation of fresh start accounting will result in a substantial reduction in the carrying value of the Company’s long-lived assets, including property and equipment, fixed wireless licenses, other intangible assets and other noncurrent assets. As a result, the historical financial statements will not be comparable to financial statements of the Company published for periods following the implementation of fresh start accounting.

2.     REORGANIZATION

          The Chapter 11 Petition and Plan of Reorganization

      On June 17, 2002, XO Parent filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On November 15, 2002, the Bankruptcy Court confirmed XO Parent’s Plan of Reorganization, and, on January 16, 2003, XO Parent consummated the Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet.

      During the period immediately preceding and after the filing of XO Parent’s Chapter 11 petition, the Company met with a committee of lenders under the $1.0 billion secured credit facility (the “Pre-Petition Credit Facility”), an informal committee of unsecured creditors that represented holders of our senior unsecured notes (and following the filing of the Chapter 11 petition, the official committee of unsecured creditors appointed in the Chapter 11 proceedings) and potential investors to discuss potential restructuring transactions that could be implemented to reorganize XO Parent’s capital structure. These discussions led to an agreement with the lenders under the Pre-Petition Credit Facility regarding the terms of a Plan of Reorganization that envisioned two potential reorganization structures the first of which was based on, among other things, a proposed cash investment in XO Parent by third parties, which was ultimately abandoned, and the second of which contemplated a stand alone restructuring with no new cash infusion committed in advance. The Plan of Reorganization was filed on July 22, 2002 and distributed to creditors of XO Parent eligible to vote in the reorganization.

      On August 21, 2002, High River Limited Partnership, a limited partnership controlled by Mr. Carl Icahn (“High River”), commenced an offer to purchase loans under the company’s Pre-Petition Credit Facility at a purchase price of $0.50 for each $1.00 in principal amount thereof. Purchases made under this offer, together with the loans under the Pre-Petition Credit Facility that High River previously had acquired, resulted in High River holding approximately 85% of the loans outstanding under the Pre-Petition Credit Facility.

      The consummation of the Plan of Reorganization resulted in the $1.0 billion of loans under the Pre-Petition Credit Facility being converted into the following:

•	90.25 million shares of common stock, par value $0.01 per share, of reorganized XO Parent (“New Common Stock”); and

•	$500 million of outstanding principal amount of loans under a restructured secured credit and guaranty agreement (the “New Credit Agreement”).

      The Plan of Reorganization also resulted in the cancellation of all of XO Parent’s pre-bankruptcy senior notes and pre-bankruptcy general unsecured claims in exchange for the following:

•	4.75 million shares of New Common Stock;

•	warrants to purchase shares up to an additional 23.75 million shares of New Common Stock described below;

•	rights to purchase shares of New Common Stock in the rights offering described below; and

•	a portion of the cash consideration received by XO Parent in connection with the settlement and termination of the proposed investment transaction that was the basis for the first restructuring alternative contemplated by the Plan of Reorganization (the “Investment Termination Payment”)

      The warrants consist of:

•	Series A Warrants to purchase 9.5 million shares of New Common Stock at an exercise price of $6.25 per share;

•	Series B Warrants to purchase approximately 7.1 million shares of New Common Stock at an exercise price of $7.50 per share; and

•	Series C Warrants to purchase approximately 7.1 million shares of New Common Stock at an exercise price of $10.00 per share.

      The warrants will expire 7 years after the date of issuance. Each series of warrants is identical, except as to the applicable exercise price. The exercise price applicable to each respective series of warrants is subject to adjustment in certain events.

      Under the Plan of Reorganization and after the filing and effectiveness of a registration statement with the Securities and Exchange Commission, XO Parent will issue to certain holders of claims of interests in XO Parent, who hold such claims and/or interests as of the November 15, 2002 record date, rights to subscribe for up to 40,000,000 shares of New Common Stock, at $5.00 per share, for an aggregate purchase price of up to approximately $200.0 million through a rights offering, (the “Rights Offering”). In addition, pursuant to the stipulation relating to the settlement of a claim made against XO Parent purportedly on behalf of its stockholders (the “Stockholder Stipulation”), holders of shares of pre-petition class A common stock of XO Parent will receive additional nontransferable rights exercisable for a up to 3,333,333 shares of New Common Stock to the extent that the rights otherwise allocable to such holders in the Rights Offering are exercisable for less than 3,333,333 shares of New Common Stock. Accordingly, not less than 40,000,000 and not more than 43,333,333 shares will be offered in the Rights Offering.

      In addition, under the Plan of Reorganization:

•	Holders of pre-petition subordinated notes of XO Parent had their securities cancelled, and received a cash payment from High River based upon the amount of the Investment Termination Payment that High River would have been entitled to receive as a holder of the loans under the New Credit Agreement and the right to participate in the Rights Offering; and

•	Holders of pre-petition class A common stock of XO Parent had their securities cancelled, and received the right to a portion of the cash consideration pursuant to the Stockholder Stipulation and have the right to participate in the Rights Offering; and

•	Holders of pre-petition class B common stock and holders of all series of pre-petition preferred stock of XO Parent had their securities cancelled and received the right to participate in the Rights Offering.

      Of the 95.0 million shares of New Common Stock distributed on the Effective Date, more than 80% were issued to High River. Immediately following this distribution, High River transferred all interest in its New Common Stock to Cardiff Holding LLC, a Delaware limited liability company also controlled by Mr. Icahn (“Cardiff”). Of the warrants to be distributed under the Plan of Reorganization, XO estimates Cardiff will receive Series A Warrants to purchase approximately 3.0 million shares of New Common Stock, Series B Warrants to purchase approximately 2.3 million shares of New Common Stock, and Series C Warrants to purchase approximately 2.3 million shares of New Common Stock. High River assigned its approximately 85% interest in the loans outstanding under the New Credit Agreement to Chelonian Corp. (“Chelonian”), which subsequently assigned those loans to Arnos Corp. (“Arnos”). Both Chelonian and Arnos are controlled by Mr. Icahn.

          Accounting Impact of Chapter 11 Filing

      Liabilities subject to compromise reflected in the accompanying consolidated financial statements and the XO Parent stand-alone financial statements represent the liabilities of XO Parent incurred prior to the Petition Date that are with unrelated parties (other than those that are payable to a subsidiary in the XO Parent Stand-Alone Balance Sheet). In accordance with SOP 90-7, liabilities subject to compromise were recorded at the amount allowed on pre-petition claims in the Chapter 11 proceedings. Other obligations that are not subject to compromise have retained their historical balance sheet classifications and amounts.

Liabilities subject to compromise consisted of the following as of December 31, 2002 (dollars in thousands):

Long-term debt	$5,165,718
Accrued interest and preferred stock dividends	295,820
Pre-petition accounts payable and accrued liabilities	33,640
Capital lease obligations	9,211

Total liabilities subject to compromise	5,504,389
Less: long-term liabilities subject to compromise	7,182

Current liabilities subject to compromise	$5,497,207

      At December 31, 2002, there were approximately $34 million of liabilities subject to compromise that had not been settled by the Bankruptcy Court. The Company expects to pay approximately $6 million to settle these claims which will result in a reorganization benefit of approximately $28 million.

      In order to record its debt instruments at the amount allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Petition Date, XO Parent wrote off all of its debt issuance costs and discounts related to debt (collectively the “Deferred Financing Fees”) as a component of reorganization expense. Reorganization expense also includes professional fees incurred in connection with the Chapter 11 proceedings, as well as gains or penalties from the settlement or rejection of liabilities subject to compromise and the net gains from the Investment Termination Payment. Reorganization expenses for the year ended December 31, 2002 consisted of the following (dollars in thousands):

Year Ended
December 31,
2002

Net loss from the settlement or rejection of liabilities subject to compromise	$14,916
Net gain from Investment Termination Payment	(16,667)
Deferred Financing Fees	56,270
Professional fees	36,602

Total reorganization expense, net	$91,121

      Under SOP 90-7, XO Parent was required to accrue interest expense during the Chapter 11 proceedings only to the extent that such interest was expected to be paid pursuant to the proceedings. Under the Plan of Reorganization, there were no cash payments of interest on the loans outstanding under the Pre-Petition Credit Facility or XO Parent’s unsecured notes. Therefore, XO Parent ceased accruing interest on the Pre-Petition Credit Facility and on its unsecured notes as of the Petition Date. The contractual interest amounts parenthetically disclosed on the accompanying consolidated statement of operations represent the additional interest expense that would have been accrued under the relevant financing agreements had the Company not ceased accruing interest as described above.

      In accordance with SOP 90-7, XO Parent recorded its preferred stock at the amount allowed by the Bankruptcy Court. Accordingly, as of the Petition Date, XO Parent recognized a gain equal to the remaining $81.5 million unamortized balance of a deferred modification fee and wrote off all issuance costs and discounts related to its preferred stock, which resulted in a charge of $2.8 million. In addition, the Company stopped accruing preferred stock dividends subsequent to the Petition Date. The dividend amounts parenthetically disclosed on the accompanying consolidated statement of operations represent the additional dividends that would have been accrued under the terms of the relevant preferred stock had the Company not ceased accruing such dividends as described above.

XO Parent Stand-Alone Financial Statements

      In accordance with SOP 90-7, stand-alone financial statements of XO Parent are presented below. Such financial statements have been prepared using standards consistent with the Company’s consolidated financial statements without eliminating intercompany transactions and without consolidating controlled subsidiaries (dollars in thousands).

XO Communications, Inc.

(XO Parent)
Debtor in Possession
Stand-Alone Balance Sheet
As of December 31, 2002
(Unaudited)

ASSETS
Current assets:
Pledged securities	$1,100
Other current assets	66,764

Total current assets	67,864
Property and equipment, net	65,654
Fixed wireless licenses, net	67,039
Other intangibles, net	79,711
Investment in and notes receivable from subsidiaries, net	8,542,749
Other assets, net	43,638

Total assets	$8,866,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise	$50,422
Debt and accrued interest payable to subsidiary subject to compromise	620,389
Current liabilities subject to compromise	5,497,207

Total current liabilities	6,168,018
Long-term liabilities not subject to compromise	62,633
Long-term liabilities subject to compromise	7,182

Total liabilities	6,237,833
Redeemable preferred stock held by and payable to a subsidiary subject to compromise	514,640
Redeemable preferred stock subject to compromise	1,708,316
Stockholders’ equity:
Common stock	4,628,139
Deferred compensation	(8,149)
Accumulated deficit	(4,214,124)

Total stockholders’ equity	405,866

Total liabilities and stockholders’ equity	$8,866,655

XO Communications, Inc.

(XO Parent)
Debtor in Possession
Stand-Alone Statement of Operations
(Unaudited)

Period from the
Petition Date of
June 17, 2002
through
December 31, 2002

Revenue	$—
Costs and expenses:
Selling, operating, and general (excludes stock based compensation)	75,000
Stock-based compensation	12,352
Depreciation and amortization	47,584

Total costs and expenses	134,936
Loss from operations	(134,936)
Reorganization expense, net	(91,121)
Interest income on notes receivable from subsidiaries	286,202
Interest expense	(3,468)

Net income	56,677
Recognition of preferred stock modification fee, net - reorganization item	78,703

Net income applicable to common shares	$135,380

XO Communications, Inc.

(XO Parent)
Debtor in Possession
Stand-Alone Statement of Cash Flows
(Unaudited)

Period From the
Petition Date of
June 17, 2002
through
December 31, 2002

OPERATING ACTIVITIES:
Net income	$56,677
Adjustments for non-cash items:
Depreciation and amortization	47,584
Reorganization expense	91,121
Stock-based compensation	12,352
Interest income on notes receivable from subsidiaries	(286,202)
Interest expense	3,468
Changes in assets and liabilities:
Notes receivable from subsidiaries, net	75,000

Net cash used in operating activities	—
Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents, beginning of the period	—

Cash and cash equivalents, end of period	$—

3.     FRESH START ACCOUNTING

      The Company will adopt the fresh start accounting provisions (“fresh start”) of SOP 90-7 during the first quarter of 2003. Under SOP 90-7, the implementation of fresh start reporting is triggered in part by the emergence of XO Parent from its Chapter 11 proceedings. Although the effective date of the Plan of Reorganization was January 16, 2003, the Company plans to account for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implement fresh start reporting as of that date. Fresh start requires that the Company adjust the historical cost of its assets and liabilities to their fair value. The fair value of the reorganized Company, or the reorganization value, of approximately $1.4 billion was determined based on the sum of the reorganized Company’s $500.0 million of debt outstanding under the New Credit Agreement, $475.0 million of New Common Stock as approved by the Bankruptcy Court, and the $425.0 million of other liabilities that were not eliminated or discharged under the Plan of Reorganization.

      Fresh start requires that the reorganization value be allocated to the entity’s net assets in conformity with procedures specified by Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations,” (“APB No. 16”) as superseded by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS No. 141”). The Company engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company’s assets and liabilities by determining the fair market value of its property and equipment, intangible assets and certain obligations related to its facility leases. The fair value adjustments impacted current assets, property and equipment, fixed wireless licenses, intangible assets and accrued liabilities. A reconciliation of the adjustments to be recorded in connection with the debt restructuring and the adoption of fresh start accounting is presented below (in thousands):

				Reorganized XO
	Predecessor XO			Pro forma
	December 31,	Debt	Fresh Start	December 31,
	2002	Restructuring	Adjustments(d)	2002

				(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$314,038	$—	$—	$314,038
Marketable securities	246,945	—	—	246,945
Accounts receivable	116,541	—	—	116,541
Other current assets	83,480	—	(50,826)	32,654

Total current assets	761,004	—	(50,826)	710,178
Property and equipment, net	2,780,589	—	(2,278,413)	502,176
Fixed wireless licenses, net	911,832	—	(852,324)	59,508
Other intangibles, net	72,782	—	3,389	76,171
Other assets, net	59,289	—	(36,181)	23,108

Total assets	$4,585,496	$—	$(3,214,355)	$1,371,141

					Reorganized XO
	Predecessor XO				Pro forma
	December 31,	Debt		Fresh Start	December 31,
	2002	Restructuring		Adjustments(d)	2002

					(Unaudited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$63,729	$—		$6,000	$69,729
Accrued liabilities	265,889	—		(19,841)	246,048
Accrued interest payable	213	—		—	213

Total current liabilities	329,831	—		(13,841)	315,990
Current liabilities subject to compromise	5,497,207	(5,461,433	)(a)	(35,774)	—
Long-term debt	—	500,000	(b)	—	500,000
Other long-term liabilities	75,242	—		4,909	80,151
Long-term liabilities subject to compromise	7,182	—		(7,182)	—

Total liabilities	5,909,462	(4,961,433)		(51,888)	896,141
Predecessor XO Redeemable preferred stock — subject to compromise	1,708,316	(1,708,316	)(a)	—	—
Stockholders’ (deficit) equity:
Predecessor XO Common stock	4,628,139	—		(4,628,139)	—
Reorganized XO Common stock and warrants	—	475,000	(c)	—	475,000
Deferred compensation	(8,500)	—		8,500	—
Accumulated other comprehensive income	2,512	—		(2,512)	—
Accumulated deficit	(7,654,433)	6,194,749		1,459,684	—

Total stockholders’ (deficit) equity	(3,032,282)	6,669,749		(3,162,467)	475,000

Total liabilities and stockholders’ (deficit) equity	$4,585,496	$—		$(3,214,355)	$1,371,141

(a)	To record the discharge of indebtedness, including Pre-Petition Credit Facility ($1,000.0 million), pre-petition senior and convertible subordinated notes ($4,165.7 million), accrued interest ($245.2 million), and accrued dividends ($50.6 million) and the elimination of pre-petition Redeemable Preferred Stock ($1,708.3 million) in accordance with the Plan of Reorganization.

(b)	To record the outstanding principal under the New Credit Agreement, in accordance with the Plan of Reorganization.

(c)	To record the issuance of New Common Stock and Warrants.

(d)	To adjust the carrying value of assets, liabilities and stockholders’ equity to fair value, in accordance with fresh start accounting.

4.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Review of Significant Accounting Policies

      As discussed in note 3, the Company will adopt fresh start accounting during the first quarter of 2003, creating, in substance, per SOP 90-7 a new reporting entity. SOP 90-7 also requires that changes in accounting principles required in the financial statements of the emerging entity within twelve months of fresh start reporting should be adopted at the time fresh start reporting is adopted.

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

          Marketable Securities

      Substantially all of the Company’s marketable securities consist of U.S. government agency issued and other high-grade and highly-liquid securities with original maturities beyond three months. The Company classifies investments in debt and equity securities as available-for-sale and records such investments at fair value. The fair values are based on quoted market prices. Unrealized gains and losses on available-for-sale marketable securities are reported as a separate component of comprehensive income. Realized gains and losses for available-for-sale securities are recognized in interest income.

          Long-Lived Assets

      Long-lived assets, including property and equipment, fixed wireless licenses, and intangible assets with definite useful lives to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” (“SFAS No. 121”). In accordance with implementation requirements, the Company implemented the provisions of SFAS No. 144 on January 1, 2002. The criteria for determining impairment for long-lived assets to be held and used are generally consistent with SFAS No. 121. Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of December 31, 2002. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change. As discussed in note 3, the Company will apply fresh start accounting during the first quarter of 2003, which will result in a significant write-down of the Company’s long-lived assets.

          Property and Equipment

      Property and equipment is stated at historical cost net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets beginning in the month telecommunications networks and acquired bandwidth are substantially complete and available for use and in the month equipment and furniture are acquired. The estimated useful lives of property and equipment are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. Telecommunications networks and bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the expressed purpose of delivering telecommunications services. Costs of additions and improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Direct costs of constructing property and equipment are capitalized including interest costs related to construction. As discussed in note 3, the Company will apply fresh start accounting during the first quarter of 2003, which will result in a significant write down of property and equipment.

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

      These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. This latter assessment is significant because XO operates within an industry in which new technological changes could render some or all of its network related equipment obsolete requiring application of a shorter useful life or, in a worst case, a write off of the entire value of the asset. Accordingly, in making this assessment, the Company considers the views of experts within the Company and outside sources regarding the impact of technological advances and trend in the industry on the value and useful lives of its network assets.

          Fixed Wireless Licenses

      Fixed wireless licenses consist of direct costs to acquire fixed wireless licenses. The estimated useful life is 20 years, which represents the original ten year license term with one ten year renewal. Amortization commences when commercial service using fixed wireless technology is deployed in the license’s geographic area. Renewal is conditioned upon the satisfaction of certain utilization requirements established by the Federal Communications Commission (“FCC”). The Company’s current utilization may not be sufficient to satisfy this FCC condition on certain licenses which could impact the FCC’s decision to renew. As discussed in note 3, the Company will apply fresh start accounting during the first quarter of 2003 which will result in a significant write down of fixed wireless licenses.

          Goodwill

      Goodwill consisted primarily of goodwill from the Concentric merger. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), in which goodwill and intangible assets with indefinite lives are no longer amortized but must be tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company performed the required transitional impairment tests of goodwill as of January 1, 2002, and determined that the goodwill was totally impaired. Accordingly, in the first quarter of 2002 the Company recognized a $1,876.6 million charge as a cumulative effect of accounting change to write off all of its goodwill.

          Other Intangibles

      Other intangibles consist primarily of intangibles from the Concentric merger. Such costs are amortized using the straight line method of accounting over a period of up to five years. As discussed in note 3, the Company will apply fresh start accounting during the first quarter of 2003 which will result in a net increase to other intangibles.

          Other Assets

      Other assets consist primarily of deferred costs associated with the installation of customer services, investments in both publicly traded and privately held companies and pledged securities. The Company defers direct labor costs related to customer installations, which are amortized ratably over the estimated customer service period.

      The Company has investments in entities in which XO has no significant influence. These investments are accounted for under the cost method. The Company regularly reviews its investment portfolio to determine if any declines in value are other than temporary. During 2000 and 2001, the slowing economy had a negative impact on the equity value of companies in the telecommunications sector. In light of these circumstances and based on the Company’s review of its investment portfolio in this sector, the Company recorded other than temporary impairment charges in other income (loss) of $89.0 million in 2001 and $57.7 million in 2000 with respect to its public and private equity investments.

      As of December 31, 2002 and 2001, the Company had pledged $1.4 million and $16.6 million, respectively, in certificates of deposit as collateral for outstanding letters of credit. The pledged securities are stated at cost, adjusted for accrued interest. The fair value of the pledged securities approximates their carrying value.

      As disclosed in note 3, the Company will apply fresh start accounting during the first quarter of 2003 which will result in a reduction of other assets.

          Income Taxes

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

          Revenue Recognition

      Revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life. Revenue from the sale or lease of unlit network capacity is recognized upon consummation of the transaction and the acquirer’s acceptance of the capacity in instances when the Company receives upfront cash payments and is contractually obligated to transfer title to the specified capacity at the end of the contract term. If the transaction does not meet these criteria, revenue is recognized ratably over the contract term. In 2001, approximately 1.5% of XO’s total revenue was attributed to sales of unlit network capacity. There were no sales of unlit network capacity during 2002 or 2000.

      The Company establishes valuation allowances for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, operating and general expense. The Company assesses the adequacy of these reserves monthly evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of its customers. As considered necessary, the Company also assesses the ability of specific customers to meet their financial obligations to XO and establishes specific valuation allowances based on the amount XO expects to collect from its customers. The Company believes that the established valuation allowances were adequate as of December 31, 2002 and 2001. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, XO’s estimate of the recoverability of its trade receivables could be further reduced.

          In-Process Research and Development

      In conjunction with the Concentric merger, the Company allocated $36.2 million of the purchase price to in-process research and development which represented the estimated fair value of incomplete projects based on risk-adjusted future cash flows. At the date of the Concentric merger, the development of these projects had not yet reached technological feasibility and the technology had no alternative future uses. Accordingly, the entire $36.2 million of acquired in-process research and development was expensed as of the acquisition date.

          Net Loss Per Share

      Net loss per common share, basic and diluted, is computed by dividing loss applicable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options, warrants and convertible securities are anti-dilutive. Assuming exercise or conversion of outstanding stock options, warrants and convertible securities, calculated under the treasury method, diluted shares would have been 549.8 million for 2002, 512.6 million for 2001 and 398.5 million for 2000.

      As discussed in note 2, the Company emerged from bankruptcy on January 16, 2003 and has a reorganized equity structure. In particular, implementation of the Company’s Plan of Reorganization resulted in the cancellation of all of the shares of all classes of the Company’s common and preferred stock that were outstanding prior to the Petition Date.

          Stock-Based Compensation

      As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) the Company has chosen to account for compensation cost associated with its employee stock plans in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) adopting the disclosure-only provisions of SFAS No. 123. See note 16 for additional information regarding the Company’s stock compensation arrangements.

      Had compensation costs been recognized based on the calculated fair value of stock options at the date of grant, the pro forma amounts of the Company’s net loss applicable to common shares and net loss per common share for the years ended December 31, 2002, 2001 and 2000 would have been as follows (dollars in thousands, except for per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss applicable to common shares - pro forma	$(3,351,824)	$(1,845,882)	$(1,435,253)
Net loss per common share - pro forma	$(7.58)	$(4.57)	$(4.46)

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

          Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Although the Company’s trade receivables are geographically dispersed and include customers in many different industries, a portion of the Company’s revenue is generated from services provided to other telecommunications service providers. Several of these companies have recently filed for protection under Chapter 11 of the Bankruptcy Code. The Company believes that its established valuation and credit allowances are adequate as of December 31, 2002 to cover these risks.

          Fair Value of Financial Instruments

      SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” (“SFAS No. 107”) requires disclosure of fair value information about financial instruments, for which it is practicable to estimate the value. The carrying amounts for the Company’s financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities as a result of the Company’s emergence from bankruptcy, the holders of the Company’s debt and equity instruments received certain rights and securities as described further in note 2.

          New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which a legal or contractual removal obligation is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, SFAS No. 143 requires the liability to be recognized when a reasonable estimate of the fair value can be made. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. As required by SOP 90-7, the Company will implement SFAS No. 143 during the first quarter of 2003 in conjunction with the implementation of fresh start accounting. The accompanying pro forma balance sheet and note 3 includes an estimated asset retirement obligation of $21.4 million.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”, (“SFAS No. 145”) which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under APB No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with respect to the rescission of SFAS No. 4 and for transactions occurring after May 15, 2002, with respect to provisions related to SFAS No. 13. The Company has recognized extraordinary gains from debt repurchases in 2001 and has determined that the classification of such gains as extraordinary items will change under SFAS No. 145 when XO implements fresh start accounting in accordance with SOP 90-7.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”) which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon managements’ commitment to an exit plan, which is generally before an actual liability has been incurred. The Company will apply the provisions of SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, (“SFAS No. 148”) which amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” (“APB No. 28”) to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 28. The provisions of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002 with respect to the amendments of SFAS No. 123 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with respect to the amendments of APB No. 28. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. Management is currently evaluating the impact of the fair value method of accounting for stock-based compensation on the Company’s results of operations and financial position.

5.     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

      In July 2001, the FASB issued SFAS No. 142, which revises the accounting for purchased goodwill and intangible assets and supersedes APB Opinion No. 17, “Intangible Assets” (“APB No. 17”). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but must be tested for impairment annually or more frequently if an event indicates that the asset might be impaired. This impairment test under SFAS No. 142 is based on fair values determined by using market prices, current prices for similar assets and liabilities, or a discounted cash flow methodology. Intangible assets with definite useful lives continue to be amortized over their useful lives.

      SFAS No. 142 required that the initial impairment analysis of goodwill be completed by June 30, 2002. If however, events or changes in circumstances indicate that goodwill of a reporting unit might be impaired before June 30, 2002, goodwill was required to be tested for impairment when this indication of possible impairment arises. The Company performed the required transitional impairment tests of goodwill as of January 1, 2002, and determined that the value of its goodwill was totally impaired. Accordingly, in the first quarter of 2002, the Company recorded a $1,876.6 million charge as a cumulative effect of accounting change to write-off all of its goodwill. The pro forma impact on net loss before cumulative effect of accounting change for the year ended December 31, 2002, 2001, and 2000 compared to the actual results for the same period is as follows (dollars in thousands, except for per share data):

	2002	2001	2000

Net loss before extraordinary item and cumulative effect of accounting change	$(1,510,192)	$(2,431,135)	$(1,101,299)
Goodwill amortization	—	595,601	323,109

Adjusted net loss before extraordinary item and cumulative effect of accounting change	$(1,510,192)	$(1,835,534)	$(778,190)

Net loss per common share before extraordinary item and cumulative effect of accounting change, basic and diluted:
Reported net loss before extraordinary item and cumulative effect of accounting change	$(3.42)	$(6.02)	$(3.42)
Goodwill amortization	—	1.47	1.00

Adjusted net loss per common share before extraordinary item and cumulative effect of accounting change, basic and diluted	$(3.42)	$(4.55)	$(2.42)

6.     RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS

      On August 8, 2002, the Company entered into a Master Agreement with Level 3 Communications, Inc. (“Level 3”), which amends various agreements related to XO’s acquisition of fiber networks in the United States from Level 3 and the recurring maintenance thereon (the “Master Agreement”). Beginning on January 1, 2003 and continuing over the remaining term of the initial agreement, the Company’s operating and maintenance fees as well as fiber relocation charges will be reduced from approximately $17.0 million annually to a fixed rate of $5.0 million annually. In exchange for this reduction and certain other concessions, effective as of February 11, 2003, the closing date for the transaction, the Company surrendered its indefeasible right to use an empty conduit and six of the 24 fibers previously acquired from Level 3. Because the Company had committed to this plan of disposal and believed at the time that XO entered into the Master Agreement that consummation of the contemplated transaction was probable, the Company recorded a $477.3 million non-cash write-down of these assets during the third quarter of 2002. Pursuant to applicable accounting principles, the write-down is based on the book value of the surrendered facilities and does not reflect the future benefits to be received by the Company under the Master Agreement.

      During the second half of 2001, the Company implemented a plan to restructure certain of its business operations. The restructuring plan included reducing the Company’s discretionary spending, capital expenditures and workforce based on its assessment of current and future market conditions and the divestiture of its European operations. As a result of the restructuring plan, the Company recorded $509.2 million of estimated restructuring charges during the year ended December 31, 2001. The Company continued to restructure its operations, reducing its workforce by approximately 350 additional employees, the majority of which were employed in network operations, sales and marketing and information technology, and recorded a $2.9 million restructuring charge related to involuntary termination severance liabilities in the second quarter of 2002. These employees were notified of their termination of employment in the second quarter of 2002 and the employment of the majority of the notified employees was terminated by June 30, 2002. As of December 31, 2002, the remaining restructuring accrual was $79.0 million, which relates primarily to payments due to landlords on exited leased facilities. The restructuring accrual has decreased from $125.8 million as of December 31, 2001 primarily due to payments associated with exited leased facilities.

7.     MARKETABLE SECURITIES

      Marketable securities consisted of the following (dollars in thousands):

	December 31,

	2002	2001

U.S. Government and agency notes and bonds	$246,945	$242,048
Corporate notes and bonds	—	266,930

	$246,945	$508,978

8.     PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following components (dollars in thousands):

	December 31,

	2002	2001

Telecommunications networks and acquired bandwidth	$2,920,819	$2,832,878
Furniture, fixtures, equipment, and other	656,994	758,022

	3,577,813	3,590,900
Less accumulated depreciation	1,165,216	795,739

	2,412,597	2,795,161
Network construction-in-progress	367,992	947,416

	$2,780,589	$3,742,577

      As discussed in note 3, the Company will apply fresh start accounting during the first quarter of 2003, which will result in a significant write down of property and equipment and the associated depreciation expense in future periods. During 2002, 2001 and 2000, depreciation expense was $598.5 million, $447.0 million and $223.8 million, respectively. During 2002, 2001 and 2000, the Company capitalized interest on construction costs of $11.1 million, $51.6 million, and $31.0 million, respectively.

      As of December 31, 2002, the Company owned a North American inter-city network with a carrying value of $260.5 million. The inter-city network requires the purchase and installation of optical networking equipment in order for the fiber to be “lit” and operationally ready for its intended use. The Company has postponed lighting this network and in the interim has purchased Level 3 wavelength capacity to provide inter-city transport. As a result, the inter-city network has not been placed into service, is not being depreciated and is included in network construction-in-progress as of December 31, 2002.

9.     OTHER INTANGIBLES

      Intangible assets with definite useful lives consisted of the following (dollars in thousands):

	December 31, 2002			December 31, 2001

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Book Value	Amount	Amortization	Book Value

Acquired technology	$130,515	$(84,336)	$46,179	$141,541	$(56,027)	$85,514
Customer lists	123,745	(105,635)	18,110	124,873	(80,845)	44,028
Other	35,413	(26,920)	8,493	48,731	(24,869)	23,862

Total intangible assets	$289,673	$(216,891)	$72,782	$315,145	$(161,741)	$153,404

Fixed wireless licenses	$997,942	$(86,110)	$911,832	$997,942	$(50,397)	$947,545

      As discussed in note 3, the Company will apply fresh start accounting during the first quarter of 2003, which will result in a significant write down of other intangibles and the associated amortization expense. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $101.3 million, $715.7 million and $393.9 million, respectively. Fixed wireless licenses are amortized when commercial service using the wireless technology is deployed in the license’s geographic area. At December 31, 2002, $635.3 million of the fixed wireless licenses are being amortized.

10.     ACCRUED LIABILITIES

      Accrued liabilities consisted of the following components (dollars in thousands):

	December 31,

	2002	2001

Accrued compensation	$58,551	$73,807
Accrued telecommunications costs	52,803	40,955
Accrued construction	1,123	27,552
Other accrued liabilities	153,412	198,780

	$265,889	$341,094

11.     LONG-TERM DEBT

      As of December 31, 2002, the carrying value of the Company’s long-term debt was $5.2 billion including $3.7 billion in pre-petition senior notes, $0.5 billion in pre-petition convertible subordinated notes, and $1.0 billion outstanding under the Pre-Petition Credit Facility, all of which are classified as current liabilities subject to compromise. The Company ceased making all scheduled interest payments due under the terms of its senior unsecured notes effective December 1, 2001, and its subordinated unsecured notes in February 2002. Consequently, as of December 31, 2001, the Company was in default on certain unsecured notes and had triggered cross-default provisions under the Pre-Petition Credit Facility and the indentures under which all other senior notes were issued, so the entire $5.2 billion of pre-petition debt was classified as current.

      As discussed further in note 2, upon the Company’s consummation of the Plan of Reorganization, all of XO Parent’s pre-petition senior notes and pre-petition general unsecured claims were cancelled in exchange for (i) 4,750,000 shares of New Common Stock, (ii) warrants to purchase shares up to an additional 23,750,000 shares of New Common Stock (iii) rights to purchase shares of New Common Stock in the Rights Offering and (iv) a portion of the cash consideration received by XO Parent from the Investment Termination Payment. Any holders of pre-petition subordinated notes of XO Parent had their securities cancelled, and received a cash payment from High River based upon the amount of the Investment Termination Payment that High River would have been entitled to receive as holder of the loans under the New Credit Agreement and the right to participate in the Rights Offering. The pre-petition senior notes had interest rates ranging from 9.0% to 12.75% and the interest rate on the pre-petition convertible subordinated notes was 5.75%.

      The Pre-Petition Credit Facility bore interest at the Company’s option, at an alternative base rate, as defined, or at the reserve-adjusted London Interbank Offered Rate (“LIBOR”), plus in each case, applicable margins. As discussed further in note 2, upon the Company’s consummation of the Plan of Reorganization, the $1.0 billion of loans under the Pre-Petition Credit Facility were converted into 90.25 million shares of New Common Stock and the $500.0 million of outstanding principal amount of loans under the New Credit Agreement. The maturity date of the outstanding principal under the New Credit Agreement is July 15, 2009 and automatic and permanent quarterly reductions of the principal amount commence on October 15, 2007. The security for the New Credit Agreement consists of the all assets of XO Parent, including stock of its direct and indirect subsidiaries, and all assets of virtually all of those subsidiaries. The New Credit Agreement limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to minimum cash balance and EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and maximum capital expenditures.

      The Company is not required to pay interest accrued on the principal amount under the New Credit Agreement until it meets certain financial ratios. The Company can elect to begin paying interest in cash prior to the required date. Loans under the New Credit Agreement bear interest, at the Company’s option, at an alternate base rate, as defined, or LIBOR, plus in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. Under certain circumstances, the New Credit Agreement permits the Company to obtain a senior secured facility of up to $200.0 million, subject to reduction in an amount equal to any proceeds received from the exercise of rights in the Rights Offering.

      During the second half of 2001, in a series of transactions, a subsidiary of the Company paid $201.9 million to repurchase $557.1 million of the outstanding principal of certain series of the pre-petition senior notes at a substantial discount to their respective face values. As a result of these transactions, during the year ended December 31, 2001, the Company recognized an extraordinary gain of $345.0 million, net of unamortized financing costs.

12.     REDEEMABLE PREFERRED STOCK

      As of December 31, 2002 and 2001, the carrying values of the Company’s pre-petition preferred stock were $1.7 billion and $1.8 billion, respectively. As discussed in note 2, as a result of the Company’s emergence from bankruptcy and consummation of the Plan of Reorganization, the Company’s pre-petition redeemable preferred stock has been cancelled and discharged and the holders of such securities will receive no distribution under the Plan of Reorganization.

      In conjunction with the implementation of the transactions that ultimately led to the reorganization of the Company’s capital structure pursuant to the Plan of Reorganization, the Company ceased making all scheduled dividend payments effective December 31, 2001 and stopped accruing preferred stock dividends subsequent to the Petition Date. In accordance with SOP 90-7, during the Chapter 11 proceedings, the Company was required to record its preferred stock at the amount allowed by the Bankruptcy Court. Accordingly, during the second half of 2002, the Company recognized a gain equal to the remaining unamortized balance of a deferred modification fee and wrote off all issuance costs and discounts related to its preferred stock which resulted in a net gain of $78.7 million.

      During the second half of 2001, in a series of transactions, a subsidiary of the Company paid $88.4 million to repurchase $301.6 million in liquidation preference of its 14% pre-petition Series A senior exchangeable redeemable preferred stock and $171.0 million in liquidation preference of its pre-petition 13 1/2% Series E senior redeemable exchangeable preferred stock at a substantial discount to their respective carrying amounts. As a result of these transactions, the Company recognized a gain of $376.9 million, net of unamortized financing costs.

13.     STOCKHOLDERS’ EQUITY

      In December 2001, the Company voluntarily delisted its pre-petition Class A common stock from the Nasdaq National Market and began trading on the Nasdaq Over-the-Counter Bulletin Board (“OTCBB”) on December 17, 2001 under the symbol “XOXO.” The Company’s pre-petition Class A common stock stopped trading on the OTCBB as of the Effective Date and the New Common Stock began trading on the OTCBB under the symbol “XOCM” shortly thereafter. As discussed in note 2, pursuant to the Plan of Reorganization, all interests in the Company’s pre-petition Class A and Class B common stock were terminated as of the Effective Date.

      On June 7, 2001, an investment fund affiliated with Forstmann Little invested $250.0 million of cash in the Company to provide additional funding for general corporate purposes. In exchange for the investment, the Company issued 50.0 million shares of its pre-petition Class A common stock to the Forstmann Little fund and amended the terms of outstanding pre-petition convertible preferred stock held by various funds affiliated with Forstmann Little to reduce the share conversion price from $31.625 to $17.00 per share. The value of the pre-petition Class A common stock issued at the date the investment closed was $157.5 million. The remaining $92.5 million, attributed to the pre-petition convertible preferred stock amendment, was recorded as a credit to the preferred stock balance and was being amortized against the accretion of the preferred stock redemption obligation. As discussed in note 12, during the second half of 2002, the Company recognized a gain equal to the remaining unamortized balance of this deferred modification fee.

      In June 2000, the Company effected two-for-one stock splits of the issued and outstanding shares of pre-petition Class A and Class B common stock, in the form of stock dividends. The accompanying consolidated financial statements and the related notes herein have been adjusted retroactively to reflect the two-for-one stock splits.

14.     INCOME TAXES

      Components of deferred tax assets and liabilities were as follows (dollars in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Provisions not currently deductible	$123,280	$41,954
Property, equipment and other long-term assets (net)	367,208	348,582
Net operating loss and capital loss carryforwards	1,863,336	1,313,477

Total deferred tax assets	2,353,824	1,704,013
Valuation allowance	(2,028,331)	(1,390,017)

Net deferred tax assets	325,493	313,996
Deferred tax liabilities:
Property, equipment and other long-term assets (net)	(101,402)	(72,108)
Other identifiable intangibles	(222,537)	(238,465)
Other	(1,554)	(3,423)

Total deferred tax liabilities	(325,493)	(313,996)

Net deferred taxes	$—	$—

      The net change in valuation allowance for the year ended December 31, 2002 was an increase of $638.3 million. The net change in the valuation allowance for years ended December 31, 2001 and 2000 was an increase of $591.2 million and $521.2 million, respectively.

      As of December 31, 2002, the Company has capital loss carryforwards of approximately $0.5 billion and net operating loss carryforwards of approximately $4.0 billion. As discussed in notes 2 and 3, upon consummation of the Plan of Reorganization during the first quarter of 2003, the Company will recognize a substantial amount of cancellation of indebtedness income. Accordingly, a substantial portion of the Company’s $4.5 billion of capital and net operating loss carryforwards are expected to be eliminated. Other tax attributes, including property bases, could also be reduced. Any surviving capital or net operating loss carryforwards will be subject to limitations imposed under the ownership change rules in the U.S. Internal Revenue Code.

      The Company will join with the affiliated group of corporations controlled by Mr. Icahn in filing a consolidated federal income tax return. As such, the Company entered into a Tax Allocation Agreement with Starfire Holding Corporation (“Starfire”), the Parent entity of the affiliated group of corporations controlled by Mr. Icahn. Generally, the Tax Allocation Agreement provides that Starfire will pay all consolidated federal income taxes on behalf of the consolidated group that includes XO, and XO will make payments to Starfire in an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Starfire.

      A reconciliation of the Company’s effective income tax rate and the U.S. federal and state tax rate is as follows:

	2002	2001

Statutory U.S. federal rate	35.0%	35.0%
State income taxes, net of federal benefit	6.0%	6.0%
Valuation allowance for deferred tax assets	(18.3)%	(29.4)%
Other identifiable intangibles	(22.7)%	(11.6)%

Effective income tax rate	—%	—%

15.     COMPREHENSIVE LOSS

      Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments from the Company’s former European operations, which were sold in February 2002. The following table reflects the Company’s calculation of comprehensive loss for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Net loss applicable to common shares	$(3,350,362)	$(1,838,917)	$(1,247,655)
Other comprehensive (gains) loss:
Net unrealized holding (gains) losses and foreign currency translation adjustments	—	22,556	38,870
Less: Net realized (gains) losses and foreign currency translation adjustments transferred to current period earnings	(7,894)	4,891	(206,545)

Comprehensive loss	$(3,358,256)	$(1,811,470)	$(1,415,330)

16.     STOCK COMPENSATION ARRANGEMENTS

      The Company had an Employee Stock Purchase Plan, (the “Purchase Plan”), under which 12.0 million shares of Class A common stock were authorized for issuance. The Purchase Plan was suspended in 2001 in connection with the commencement of XO Parent’s balance sheet reorganization, and then was subsequently cancelled. As discussed in note 2, pursuant to the Plan of Reorganization, all interests in the Company’s pre-petition Class A common stock were terminated as of the Effective Date. Prior to the suspension of the Purchase Plan, eligible employees could purchase the Company’s pre-petition Class A common shares at 85% of the lower of the average market value of the Class A common stock on the first and the last trading day of each calendar quarter. Employees who owned 5% or more of the voting rights of the Company’s outstanding common shares could not participate in the Purchase Plan. During the years ended December 31, 2001 and 2000, employees purchased 6.3 million and 0.4 million shares of pre-petition Class A common stock, respectively, under the Purchase Plan.

      Prior to the Effective Date, the Company also maintained the XO Communications, Inc. Stock Option Plan (the “Stock Option Plan”) and certain other equity compensation plans that had been assumed in connection with the acquisition of Concentric Network (collectively, the “Old Stock Option Plans”) to provide a performance incentive for certain officers, employees and individuals or companies who provide services to the Company. The Old Stock Option Plans provided for the granting of qualified and non-qualified stock options. The options became exercisable over vesting periods of up to four years and expired no later than 10 years after the date of grant.

      The Company had authorized 113.0 million shares of pre-petition Class A common stock for issuance under the Old Stock Option Plans. In May 2001, the Company offered its employees the opportunity to exchange certain options outstanding under the Old Stock Option Plans for new options equal to 85% of the number of shares tendered. The Company granted the new options on January 17, 2002, the first business day that was six months and one day following the closing of this exchange offer. The exercise price of the new options was the last reported sale price of the pre-petition Class A common stock on the date of that grant, which was $0.14 per share. The new options were 30% vested on the date of grant and the remaining 70% vest monthly in equal installments over the following 36-month period until fully vested. As of December 31, 2002, 44.0 million shares were available for issuance under the Old Stock Option Plans. However, as discussed in note 2 under the Plan of Reorganization, all interests in the Company’s pre-petition Class A common stock including any options or awards granted under the Old Stock Option Plans, were terminated and cancelled as of the Effective Date, and holders of such options under such plans were entitled to no distribution pursuant to the Plan of Reorganization.

      The Company recorded approximately $28.9 million, $37.2 million, and $48.3 million of stock-based compensation expense related to the Old Stock Option Plan for the years ended December 31, 2002, 2001, and 2000, respectively.

      The following two tables summarize information regarding options under the Company’s Old Stock Option Plan for the last three years:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 1999	55,203,534	$9.86
Assumed in acquisition	13,086,985	$20.51
Granted	36,850,732	$35.17
Canceled	(12,590,334)	$19.52
Exercised	(11,310,416)	$6.63

Outstanding at December 31, 2000	81,240,501	$22.77
Granted	5,909,809	$7.72
Canceled	(49,163,452)	$28.32
Exercised	(3,677,562)	$5.36

Outstanding at December 31, 2001	34,309,296	$13.91
Granted	24,978,119	$0.14
Canceled	(15,053,582)	$9.97
Exercised	(35,860)	$0.01

Outstanding at December 31, 2002	44,197,973	$7.37

Exercisable, at December 31, 2000	16,369,892	$11.30
Exercisable, at December 31, 2001	18,902,125	$12.38
Exercisable, at December 31, 2002	30,350,882	$8.00

	Options Outstanding			Options Exercisable

		Weighted
	Options	Average	Weighted	Options	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2002	Life	Price	2002	Price

$0.01 – $ 0.16	22,929,528	8.6	$0.12	13,097,978	$0.11
$0.25 – $ 6.25	5,892,586	6.1	$4.26	4,818,112	$4.68
$6.28 – $14.06	8,416,102	6.5	$9.61	7,521,309	$9.39
$14.25 – $66.00	6,959,757	6.9	$31.16	4,913,483	$30.16

	44,197,973	7.6	$7.37	30,350,882	$8.00

      The Company uses the Black-Scholes option-pricing model to determine the pro forma effect of using the intrinsic value method rather than the fair value method of accounting for employee stock options. The model uses certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted average fair value per share of stock options granted. This information and the assumptions used for 2002, 2001, and 2000 are summarized below:

	2002	2001	2000

Expected volatility	125.0%	125.0%	77.2%
Risk free interest rate	4.0%	4.3%	6.2%
Dividend yield	0.0%	0.0%	0.0%
Expected life (range in years)	4.0	4.0	4.0
Weighted average fair value per share at grant date	$0.11	$5.10	$19.14

      In connection with the confirmation of the Company’s Plan of Reorganization, the Bankruptcy Court approved the adoption of the XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”), as of the Effective Date. Under the 2002 Stock Incentive Plan, the Company is authorized to issue, in the aggregate, stock awards of up to 17.6 million of shares of New Common Stock, in the form of options to purchase stock or restricted stock. Non-qualified options to purchase 11.5 million shares of the New Common Stock have been granted and are outstanding as of March 1, 2003, each at a purchase price of $5.00 per share. Of these options, 25% are vested and the remainder vest over three years.

      The 2002 Stock Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the discretionary authority to determine all matters relating to awards of stock options and restricted stock, including the selection of eligible participants, the number of shares of common stock to be subject to each option or restricted stock award, the exercise price of each option, vesting, and all other terms and conditions of awards.

      Unless the Compensation Committee designates otherwise, all options expire on the earlier of (i) ten years after the date of grant, (ii) twelve months after termination of employment with XO due to death or complete and permanent disability, (iii) immediately upon termination of employment by XO for cause, or (iv) three months after termination of employment by the employee or by XO for other than cause.

17.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA

      Supplemental disclosure of the Company’s cash flow information is as follows (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Non-cash financing and investing activities were as follows:
Class A common stock, warrants and options issued in acquisitions and under lease arrangements	$—	$29,055	$3,002,309
Redeemable preferred stock dividends, paid in shares of redeemable preferred stock	—	86,237	76,671
Accrued redeemable preferred stock dividends, payable in shares of redeemable preferred stock	—	6,524	17,090
Assumption of preferred stock and liabilities in acquisitions	—	8,816	614,027
Conversion of 6 1/2% redeemable cumulative preferred stock to Class A common stock	35	17,700	93,860
Other obligations assumed	—	—	11,119
Cash paid for interest	$11,681	$313,178	$331,892

      As discussed in note 2, the Company ceased paying dividends and interest on its redeemable preferred stock and its senior unsecured notes during 2001 and its subordinated unsecured notes in February 2002.

          Employee Savings and Retirement Plan

      At December 31, 2002, the Company had a defined contribution plan, generally covering all full time employees in the United States. The Company provides a company match to all eligible employees based on certain plan provisions and the discretion of the Board of Directors. Beginning November 30, 2001, the Company’s pre-petition Class A common stock was no longer available as an investment option due to the Company’s pending reorganization. Effective April 1, 2002, the Company changed its employer matching contribution from a 100% matching contribution up to 5% of the participant’s compensation to a 50% matching contribution up to 5% of the participant’s compensation. Company contributions were $7.0 million, $12.5 million and $8.3 million during 2002, 2001 and 2000, respectively.

18.     OPERATING SEGMENTS

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

          Products and Services

      The Company classifies its products and services revenues offered by its communications services segment into voice services, data services, integrated voice and data services, and other services (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Voice services	$658,453	$606,848	$386,796
Data services	472,247	596,664	331,892
Integrated voice and data services	128,048	52,018	2,693
Other services	1,105	3,037	2,445

Total revenue	$1,259,853	$1,258,567	$723,826

19.     SELECTED QUARTERLY DATA (Unaudited)

      Quarterly financial information is summarized in the table below (dollars in thousands, except for share data):

	Quarter ended 2002

	March 31,	June 30,	September 30,	December 31,

Revenue	$333,405	$325,480	$301,526	$299,442
Cost of service	140,367	134,346	126,215	121,996
Loss from operations (a)(b)	(182,663)	(176,771)	(673,001)	(176,463)
Net loss before extraordinary item and cumulative effect of accounting change	(299,028)	(346,133)	(695,209)	(169,822)
Net loss (c)	(2,175,654)	(346,133)	(695,209)	(169,822)
Net loss applicable to common shares (d)	(2,198,480)	(286,851)	(695,209)	(169,822)
Net loss per common share (basic and diluted) (e)	(4.97)	(0.65)	(1.57)	(0.39)

	Quarter ended 2001

	March 31,	June 30,	September 30,	December 31,

Revenue	$277,307	$306,779	$331,478	$343,003
Cost of service	114,894	122,942	138,100	151,762
Loss from operations (a)	(358,248)	(362,418)	(547,285)	(681,940)
Net loss before extraordinary item	(443,511)	(461,116)	(734,655)	(791,853)
Net loss (c)	(443,511)	(461,116)	(398,917)	(782,581)
Net loss applicable to common shares (d)	(482,552)	(500,722)	(50,752)	(804,891)
Net loss per common share (basic and diluted) (e)	(1.31)	(1.32)	(0.12)	(1.84)

(a)	In the third quarter of 2002, loss from operations includes a non-cash asset write down totaling $477.3 million resulting from an agreement with Level 3 to amend various agreements relating to the Company’s Level 3 inter-city fiber network facilities. In the second quarter of 2001, loss from operations includes restructuring charges totaling $509.2 million associated with plans to restructure certain aspects of the Company’s business operations.

(b)	Loss from operations in the quarters ended March 31, June 30, and September 30, 2002, respectively, reflects the reclassification of reorganization expense, net to below loss from operations.

(c)	In the first quarter of 2002, net loss includes a $1,876.6 million impairment charge to write-off all of XO’s goodwill as a cumulative effect of accounting change, pursuant to SFAS No. 142. In the third quarter of 2001, net loss includes an extraordinary gain of $345.0 million resulting from the repurchase of certain of XO’s senior notes and a write-down of $87.0 million for an other than temporary decline in the value of certain investments.

(d)	In the second quarter of 2002, net loss applicable to common shares includes a net gain of $78.7 million as XO’s preferred stock was deemed subject to compromise under SOP 90-7 as of the Petition Date, requiring the Company to recognize the remaining $81.5 million unamortized balance of its deferred modification fee and write-off certain issuance costs and discounts.

(e)	The net loss per share data has been calculated based on the shares outstanding of the Company’s pre-petition class A and class B common stock prior to the consummation of its Plan of Reorganization. On the Effective Date of the Company’s Plan of Reorganization, all interests in XO’s pre-petition class A and class B common stock were terminated and all outstanding shares were cancelled. See note 2 for further discussion. The net loss per share data has been adjusted for the stock splits effected in 2000 and in prior periods.

20.     RELATED PARTY TRANSACTIONS

      In February 2003, Dixon Properties, LLC (“Dixon”), which is controlled by Mr. Icahn, acquired ownership of the building in which XO headquarters is located in a transaction that was approved by the Bankruptcy Court. XO currently leases approximately 170,000 square feet of space in that building. In connection with the purchase of the building by Dixon, it assumed the existing lease agreement. Pursuant to the assumed lease agreement, XO is obligated to pay $20.4 million in the aggregate to Dixon through the expiration of the initial term of the lease, which is November 30, 2007.

      XO Parent has entered into a Tax Allocation Agreement, dated January 16, 2003, between XO Parent and Starfire, a company controlled by Mr. Icahn, which in turn indirectly controls Cardiff, in connection with the fact that it is contemplated that these entities will be filing consolidated federal income tax returns, and possibly combined returns for state tax purposes. The Tax Allocation Agreement, which was approved by the Bankruptcy Court in connection with XO Parent’s Chapter 11 proceedings, establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Starfire for income tax purposes. Generally, the Tax Allocation Agreement provides that Starfire will pay all consolidated federal income taxes on behalf of the consolidated group that includes the Company, and the Company will make payments to Starfire in an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Starfire.

      Arnos, which is owned and controlled by Mr. Icahn, holds approximately 85% of the $500 million in loans outstanding under the New Credit Agreement. Under the New Credit Agreement, no cash interest payments are required to be made by the Company until it achieves specified financial targets.

      In July 2001, the Company executed a multi-year agreement with Nextel Communications, Inc. (“Nextel”) pursuant to which XO will provide Nextel telecommunications services. Individuals who served as members of the Company’s board of directors prior to the Effective Date of the Company’s Plan of Reorganization also serve on the board of directors of Nextel. One of these members, Craig O. McCaw, along with his affiliates, held a controlling voting interest in the Company prior to the Effective Date of the Plan of Reorganization and holds certain management rights related to his investment in Nextel. Prior to entering into the agreement with Nextel, the Company participated in a competitive proposal process initiated by Nextel, which included numerous national telecommunications providers. Therefore, in management’s opinion, the agreement with Nextel was consummated in the normal course of operations with prices and terms equivalent to those available to, and transacted with, unrelated parties.

      Prior to the Effective Date of the Company’s Plan of Reorganization, certain investment funds affiliated with Forstmann Little & Co. had a significant equity interest in the Company and had designated certain individuals to serve as members of the Company’s board of directors. Such investment funds and other entities affiliated with Forstmann Little & Co. also hold a significant equity interest in McLeodUSA (“McLeod”). McLeod provides interconnection and facilities based telecommunications services to the Company, and the Company provides, on an limited basis, telecommunications service to McLeod. In addition, during 2001, XO acquired certain unlit metro network capacity from McLeod to support infrastructure requirements in a specific XO market.

      The following table summarizes the Company’s transactions with Nextel and McLeod (dollars in thousands):

			Payments made for
	Revenue recognized from		services received for the
	services provided for the		year ended
	year ended December 31,		December 31,

	2002	2001	2002	2001

McLeod	$373	$7,112	$1,953	$8,410
Nextel	$66,852	$27,599	$2,745	$6,206

      The following amounts are outstanding as a result of the Company’s transactions (dollars in thousands):

	Accounts receivable		Accounts payable
	as of December 31,		as of December 31,

	2002	2001	2002	2001

McLeod	$16	$57	$20	$—
Nextel	$11,219	$9,732	$—	$10

21.     COMMITMENTS AND CONTINGENCIES

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

      Future minimum lease commitments required under noncancelable operating leases and contractual obligations are as follows (dollars in thousands):

	Operating	Other long-term
	lease	contractual
Year Ending December 31,	obligations	obligations

2003	$62,733	$74,126
2004	59,045	57,612
2005	55,600	17,574
2006	51,458	14,577
2007	47,334	11,780
Thereafter	232,550	107,277

Total minimum commitments	$508,720	$282,946

F-32

      Rent expense for cancelable and noncancelable leases totaled approximately $76.4 million, $100.1 million, and $54.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

          Capital Leases

      Network assets under capital leases totaled approximately $16.3 million and $27.2 million as of December 31, 2002 and 2001, respectively, and are included in telecommunications networks in property and equipment. Depreciation on leased assets of $2.0 million for the year ended December 31, 2002 is included in depreciation expense. Future minimum lease payments under capital lease obligations as of December 31, 2002 are as follows (dollars in thousands):

Year Ending December 31,

2003	$10,031
2004	2,809
2005	2,668
2006	2,416
2007	1,733
Thereafter	277

Total minimum capital lease payments	19,934
Less: imputed interest	4,123
Less: current portion of capital lease obligations	8,629

Long-term portion of capital lease obligation	$7,182

      As of December 31, 2002 both the current portion and long-term portions of the capital lease obligation are classified as subject to compromise, in accordance with SOP 90-7.

          Legal Proceedings

      The Company is not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of business.

          Prepaid Calling Card Tax Matter

      On July 26, 2002, the Company was advised by the staff of the Securities and Exchange Commission that it was conducting an informal inquiry primarily relating to obligations with respect to, and XO’s accrual of liabilities for, specified federal excise and state sales tax and similar tax obligations arising in connection with prepaid calling card services and relating to certain other matters. Sales from prepaid calling card services that are potentially subject to these taxes accounted for approximately $56 million of total revenues for 1999, when the Company began providing these services, through June 30, 2002. The Company believes that its accounting for these potential obligations is appropriate and that its accruals of liabilities relating to these obligations are adequate.

          Unfunded Affiliate Pension Obligation

      As discussed in note 2, affiliates of Mr. Icahn hold over 80% of the outstanding New Common Stock of XO Parent. Applicable pension and tax laws make each member of a plan sponsor’s “controlled group” (generally defined as entities in which there is at least an 80% common ownership interest) jointly and severally liable for certain pension plan obligations of the plan sponsor. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, (the “PBGC”) against the assets of each member of the plan sponsor’s controlled group.

      As a result of the more than 80% ownership interest in XO Parent by Mr. Icahn’s affiliates, XO Parent and its subsidiaries will be subject to the pension liabilities of any entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes ACF Industries, Inc. (“ACF”), which is the sponsor of certain pension plans. As most recently determined by the ACF plans’ actuaries, pension plans maintained by ACF are underfunded in the aggregate by approximately $14 million on an ongoing actuarial basis and by approximately $102 million if those plans were terminated. As a member of the same controlled group, XO Parent and each of its subsidiaries would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans.

      The current underfunded status of the ACF pension plans requires ACF to notify the PBGC if XO Parent or its subsidiaries cease to be a member of the ACF controlled group. In addition, so long as the Company remains a member of the ACF controlled group, certain other “reportable events,” including certain extraordinary dividends and stock redemptions, must be reported to the PBGC.

22.     SUBSEQUENT EVENT

          Effectiveness of Bankruptcy Plan

      The Plan of Reorganization that was confirmed by order of the Bankruptcy Court on November 15, 2002 became effective January 16, 2003, and is discussed in more detail in note 2.

XO Communications, Inc.

Schedule II — Consolidated Valuation and Qualifying Accounts

For The Years Ended December 31, 2002, 2001 and 2000

	Beginning	Additions charged		Ending
(in thousands)	Balance	to expense	Reductions	Balance

Allowance for doubtful accounts
2000	$7,215	$21,999	$(8,215)	$20,999
2001	$20,999	$45,757	$(34,264)	$32,492
2002	$32,492	$53,631	$(49,093)	$37,030
Restructuring accrual
2000	$30,935	$—	$(30,935)	$—
2001 (a)	$—	$509,202	$(383,429)	$125,773
2002 (b)	$125,773	$480,168	$(526,951)	$78,990

(a)	Only $16.6 million of the reduction in the 2001 restructuring accrual was for cash payments. The balance was associated with the write down for the excess of carrying value of assets to be sold or abandoned and was applied to those assets.

(b)	Only $49.7 million of the reduction in 2002 restructuring accrual was for cash payments. The balance was associated with the non-cash asset write down resulting from an agreement with Level 3 to amend various agreements relating to XO’s Level 3 inter-city fiber network facilities.

S-1