Form 10-Q
period 2003-03-31
XO COMMUNICATIONS INC
filed 2003-05-15
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES [X]  NO [  ]

As of May 12, 2003, the number of shares of common stock of XO Communications, Inc. issued and outstanding was 95,016,251.

XO Communications, Inc. and Subsidiaries
Index to Form 10-Q

Page

Part I. Financial Information
Item 1. XO Communications, Inc. and Subsidiaries Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets for Reorganized XO as of March 31, 2003 and January 1, 2003 and for Predecessor XO as of December 31, 2002	1
Condensed Consolidated Statements of Operations for Reorganized XO for the Three Months Ended March 31, 2003 and for Predecessor XO for January 1, 2003 and for the Three Months Ended March 31, 2002	2
Condensed Consolidated Statements of Cash Flows for Reorganized XO for the Three Months Ended March 31, 2003 and for Predecessor XO for January 1, 2003 and for the Three Months Ended March 31, 2002	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 2. Changes in Securities and Use of Proceeds	25
Item 3. Defaults Upon Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits and Reports on Form 8-K	25
Signatures	26
Certifications	27

i

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	Reorganized XO	Reorganized XO	Predecessor XO
	March 31,	January 1,	December 31,
	2003	2003	2002

	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288,764	$314,038	$314,038
Marketable securities	249,616	246,945	246,945
Accounts receivable, net of allowance for doubtful accounts of $38,965 at March 31, 2003; $37,030, at January 1, 2003 and at December 31, 2002, respectively	105,549	116,541	116,541
Other current assets	28,564	35,192	83,480

Total current assets	672,493	712,716	761,004
Property and equipment, net	476,509	476,588	2,780,589
Fixed wireless licenses and other intangibles, net	129,137	135,678	984,614
Other assets, net	45,804	23,108	59,289

Total assets	$1,323,943	$1,348,090	$4,585,496

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$56,304	$67,268	$63,729
Accrued liabilities	232,872	235,192	266,102
Current liabilities subject to compromise	—	—	5,497,207

Total current liabilities	289,176	302,460	5,827,038
Long-term liabilities not subject to compromise	—	—	75,242
Long-term liabilities subject to compromise	—	—	7,182
Long-term debt	507,868	500,000	—
Other long-term liabilities	72,585	70,630	—

Total liabilities	869,629	873,090	5,909,462
Predecessor XO redeemable preferred stock: par value $0.01 per share, 25,000,000 shares authorized: 7,856,918 shares issued and outstanding, aggregate liquidation preference of $1,693,293, subject to compromise	—	—	1,708,316
Commitments and contingencies
Stockholders’ equity (deficit):
Reorganized XO preferred stock: par value $0.01 per share, 200,000,000 shares authorized: none issued	—	—	—
Predecessor XO common stock, par value $0.02 per share, Class A, 1,000,000,000 shares authorized: 331,033,219 shares issued and outstanding, Class B, 120,000,000 shares authorized: 104,423,158 shares issued and outstanding	—	—	4,628,139
Reorganized XO common stock, par value $0.01 per share, 1,000,000,000 shares authorized: 95,000,001 shares issued and outstanding on March 31, 2003	475,000	475,000	—
Deferred compensation	—	—	(8,500)
Accumulated other comprehensive income (loss)	(198)	—	2,512
Accumulated deficit	(20,488)	—	(7,654,433)

Total stockholders’ equity (deficit)	454,314	475,000	(3,032,282)

Total liabilities and stockholders’ equity (deficit)	$1,323,943	$1,348,090	$4,585,496

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Reorganized XO	Predecessor XO

	Three months ended		Three months ended
	March 31,	January 1,	March 31,
	2003	2003	2002

Revenue	$286,093	$—	$333,405
Costs and expenses:
Cost of service	107,506	—	140,367
Selling, operating, and general	166,235	—	205,250
Stock-based compensation	—	—	9,095
Depreciation and amortization	26,367	—	161,356

Total costs and expenses	300,108	—	516,068
Income (loss) from operations	(14,015)	—	(182,663)
Interest income	3,210	—	5,540
Interest expense, net	(9,683)	—	(120,726)
Other income (loss), net	—	—	(203)
Reorganization gain (expense), net	—	3,032,282	(976)

Net income (loss) before cumulative effect of accounting change	(20,488)	3,032,282	(299,028)
Cumulative effect of accounting change	—	—	(1,876,626)

Net income (loss)	(20,488)	3,032,282	(2,175,654)
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	—	(22,826)

Net income (loss) applicable to common shares	$(20,488)	$3,032,282	$(2,198,480)

Net income (loss) per common share, basic and diluted:
Net income (loss) before cumulative effect of accounting change	$(0.22)	$6.86	$(0.68)
Cumulative effect of accounting change	—	—	(4.24)

Net income (loss)	(0.22)	6.86	(4.92)
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	—	(0.05)

Net income (loss) per common share, basic and diluted	$(0.22)	$6.86	$(4.97)

Weighted average shares, basic and diluted	95,000,001	441,964,342	442,205,796

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Reorganized XO	Predecessor XO

	Three months ended		Three months ended
	March 31,	January 1,	March 31,
	2003	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$(20,488)	$3,032,282	$(2,175,654)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash reorganization items	—	(3,032,282)	—
Depreciation and amortization	26,367	—	161,356
Stock-based compensation	—	—	9,095
Cumulative effect of accounting change	—	—	1,876,626
Accretion of interest	9,897	—	36,045
Changes in assets and liabilities:
Accounts receivable	15,176	—	39,224
Other assets	982	—	(17,164)
Accounts payable	(4,586)	—	23,671
Accrued liabilities	(3,158)	—	(607)

Net cash provided by (used in) operating activities	24,190	—	(47,408)
INVESTING ACTIVITIES:
Purchases of property and equipment	(21,377)	—	(136,454)
Proceeds from sales of property and equipment	—	—	24,339
Sales of marketable securities	30,825	—	278,293
Purchases of marketable securities	(33,693)	—	(8,224)
Net releases (purchases) of escrowed/pledged securities	(25,000)	—	1,960

Net cash provided by (used in) investing activities	(49,245)	—	159,914
FINANCING ACTIVITIES:
Repayments of capital leases and other obligations	(219)	—	(4,848)

Net cash used in financing activities	(219)	—	(4,848)
Effect of exchange rate changes on cash	—	—	(1,256)

Net increase (decrease) in cash and cash equivalents	(25,274)	—	106,402
Cash and cash equivalents, beginning of period	314,038	314,038	246,189

Cash and cash equivalents, end of period	$288,764	$314,038	$352,591

SUPPLEMENTAL DATA:
Non-cash financing and investing activities:
Accrued redeemable preferred stock dividends, payable in shares of redeemable preferred stock	$—	$—	$12,357
Cash paid for interest	$213	$—	$19,192

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     BASIS OF PRESENTATION

     As further discussed in the annual report on Form 10-K of XO Communications, Inc. (“XO Parent”) and its subsidiaries (together with its predecessors, collectively referred to as the “Company” or “XO”) for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the “Commission”) on March 21, 2003 (the “2002 Annual Report”), XO Parent filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), on June 17, 2002 (the “Petition Date”). XO Parent emerged from the Bankruptcy Court proceedings pursuant to the terms of its third amended plan of reorganization (the “Plan of Reorganization”) on January 16, 2003 (the “Effective Date”). As discussed in note 2, the Company implemented the fresh start accounting provisions (“fresh start”) of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”) as of January 1, 2003. Under fresh start, the fair value of the reorganized Company was allocated among its assets and liabilities, and its accumulated deficit as of January 1, 2003 was eliminated. As discussed in note 2, the implementation of fresh start has resulted in a substantial reduction in the carrying value of the Company’s long-lived assets, including property and equipment, fixed wireless licenses, other intangible assets and other noncurrent assets. As a result, the predecessor financial statements are not comparable to financial statements of the reorganized Company.

     The condensed consolidated financial statements of XO are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial statements and the Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. As discussed further in note 2, the condensed consolidated statements of operations and cash flows for Reorganized XO for the three months ended March 31, 2003, show the operations of the reorganized Company from and including January 1, 2003, the date that the reorganized Company applied fresh start, through March 31, 2003. Predecessor XO’s January 1, 2003 statements of operations and cash flows reflect only the effect of the reorganization and application of fresh start as of such date and do not reflect any operating results. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarterly period, or for the year ending December 31, 2003.

2.     REORGANIZATION AND FRESH START ACCOUNTING

     On the Effective Date, XO Parent consummated the Plan of Reorganization and it emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. As described in more detail in the 2002 Annual Report, the consummation of the Plan of Reorganization resulted in the following changes in XO Parent’s capital structure:

•	The conversion of $1.0 billion of loans under its pre-petition secured credit facility into $500.0 million of outstanding principal amount under a new credit agreement (the “New Credit Agreement”);

•	The extinguishment of all amounts due under its pre-petition unsecured senior and subordinated notes and certain general unsecured obligations;

•	The cancellation of all outstanding shares and interests in its pre-petition preferred stock and pre-petition common stock; and

•	The issuance of approximately 95.0 million shares of common stock of the reorganized Company (“New Common Stock”) and warrants to purchase up to an additional 23.75 million shares of New Common Stock of the reorganized Company.

     The Company adopted fresh start as of January 1, 2003. Although the Effective Date of the Plan of Reorganization was January 16, 2003, due to the immateriality of the results of operations for the period between January 1, 2003 and the Effective Date, the Company has accounted for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implemented fresh start as of that date. Fresh start required that the Company adjust the historical cost of its assets and liabilities to their fair values as determined by the reorganization value of the Company and that the reorganization value be allocated among the reorganized entity’s net assets in conformity with procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS No. 141”). The Company engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company’s assets and liabilities by determining the fair market value of its property and equipment, intangible assets and certain obligations related to its facility leases. The accompanying January 1, 2003 statement of operations and balance sheet show the impact of this valuation, but do not reflect any of the Company’s operating results as attributable to that date. A reconciliation of the adjustments recorded in connection with the reorganization and the adoption of fresh start is presented below (in thousands):

	Predecessor					Reorganized
	XO					XO
	December 31,					January 1,
	2002				Fresh Start	2003
	(Audited)	Reorganization			Adjustments (d)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$314,038	$—			$—	$314,038
Marketable securities	246,945	—			—	246,945
Accounts receivable, net	116,541	—			—	116,541
Other current assets	83,480	—			(48,288)	35,192

Total current assets	761,004	—			(48,288)	712,716
Property and equipment, net	2,780,589	—			(2,304,001)	476,588
Fixed wireless licenses and other intangibles, net	984,614	—			(848,936)	135,678
Other assets, net	59,289	—			(36,181)	23,108

Total assets	$4,585,496	$—			$(3,237,406)	$1,348,090

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$63,729	$—			$3,539	$67,268
Accrued liabilities	266,102	—			(30,910)	235,192
Current liabilities subject to compromise	5,497,207	(5,466,667)	(a	)	(30,540)	—

Total current liabilities	5,827,038	(5,466,667)			(57,911)	302,460
Long-term debt	—	500,000	(b	)	—	500,000
Other long-term liabilities	75,242	—			(4,612)	70,630
Long-term liabilities subject to compromise	7,182	—			(7,182)	—

Total liabilities	5,909,462	(4,966,667)			(69,705)	873,090
Predecessor XO redeemable preferred stock – subject to
compromise	1,708,316	(1,708,316)	(a	)	—	—
Stockholders’ (deficit) equity:
Predecessor XO common stock	4,628,139	—			(4,628,139)	—
Reorganized XO common stock and warrants	—	475,000	(c	)	—	475,000
Deferred compensation	(8,500)	—			8,500	—
Accumulated other comprehensive income	2,512	—			(2,512)	—
Accumulated deficit	(7,654,433)	6,199,983			1,454,450	—

Total stockholders’ (deficit) equity	(3,032,282)	6,674,983			(3,167,701)	475,000

Total liabilities and stockholders’ (deficit) equity	$4,585,496	$—			$(3,237,406)	$1,348,090

(a)	To record the discharge of pre-petition indebtedness, including a $1.0 billion credit facility, $4.2 billion of senior and convertible subordinated notes, and $245.2 million of accrued interest, and the elimination of $1.7 billion of pre-petition redeemable preferred stock and $50.6 million of accrued dividends all in accordance with the Plan of Reorganization.

(b)	To record the outstanding principal under the New Credit Agreement, in accordance with the Plan of Reorganization.

(c)	To record the issuance of New Common Stock and warrants in accordance with the Plan of Reorganization.

(d)	To adjust the carrying value of assets, liabilities and stockholders’ equity to fair value, in accordance with fresh start.

     Reorganization gain on January 1, 2003 consisted of the following (dollars in thousands):

Net gain resulting from reorganization of debt, preferred stock and equity	$6,199,983
Net loss resulting from fresh start fair value adjustments to assets and liabilities	(3,167,701)

Total reorganization gain, net	$3,032,282

     As of December 31, 2002, the Company had incurred $91.1 million in net reorganization expenses which included the write-off of deferred financing fees associated with the issuance of XO’s pre-petition debt and professional fees incurred in conjunction with the Company’s recapitalization.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Review of Significant Accounting Policies

     As discussed in note 2, the Company adopted fresh start as of January 1, 2003, creating, in substance, per SOP 90-7, a new reporting entity. The reorganized Company has adopted the policy of expensing customer installation costs and internal labor directly associated with network construction in the period in which the costs are incurred. The predecessor Company capitalized and amortized these costs. In accordance with SOP 90-7, the reorganized Company was also required to implement newly issued accounting pronouncements that would require adoption within twelve months of applying fresh start.

     Principles of Consolidation

     The Company’s condensed consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All inter-company accounts and transactions among consolidated entities have been eliminated.

     Preparation of Condensed Consolidated Financial Statements

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market accounts that are available on demand. The carrying amount of these instruments approximates fair value due to their short maturities.

     Marketable Securities

     Substantially all of the Company’s marketable securities currently consist of U.S. government agency issued and other high-grade and highly-liquid securities with original maturities beyond three months. The Company classifies investments in debt and equity securities as available-for-sale and records such investments at fair value. The fair values are based on quoted market prices. Unrealized gains and losses on available-for-sale marketable securities are reported as a separate component of comprehensive income. Realized gains and losses for available-for-sale securities are recognized in interest income.

     Long-Lived Assets

     Long-lived assets includes property and equipment, fixed wireless licenses, and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of March 31, 2003. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

     Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if an event indicates that the asset might be impaired. In accordance with SFAS No. 142, the fair value of these intangible assets is determined based on a discounted cash flow methodology.

     Property and Equipment

     Property and equipment acquired prior to December 31, 2002 is stated at its fair value at January 1, 2003, as required by fresh start, net of subsequent depreciation. Additions to property and equipment during 2003 are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets beginning in the month telecommunications networks and acquired bandwidth are substantially complete and available for use and in the month equipment and furniture are acquired. Telecommunications networks and bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the expressed purpose of delivering telecommunications services. Costs of additions and improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Direct external costs of constructing property and equipment are capitalized including interest costs related to construction. The reorganized Company has adopted the policy of expensing internal labor directly associated with network construction in the period in which the costs are incurred.

     Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is provided using the straight-line method over the shorter of the estimated useful lives of the assets owned or the related lease term.

     The estimated useful lives of property and equipment are as follows:

Telecommunications networks and acquired bandwidth	3-20 years
Furniture, fixtures, equipment, and other	5-7 years
Leasehold improvements	the shorter of the estimated useful lives or the terms of the leases

     These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry, which could impact the network architecture and asset utilization. Accordingly, in making this assessment, the Company considers its planned use of the assets, the views of experts within the Company and outside sources regarding the impact of technological advances and trends in the industry on the value and useful lives of its network assets.

     Fixed Wireless Licenses and Other Intangibles

     Fixed wireless licenses acquired prior to December 31, 2002 are stated at their fair values at January 1, 2003, as required by fresh start, net of subsequent amortization. The Company is amortizing these licenses over an estimated useful life of 10 years based on the initial license term granted by the Federal Communications Commission. Amortization commences when commercial service using fixed wireless technology is deployed in the license’s geographic area.

     Other intangibles of the Company are valued at fair value as required by the provisions of fresh start and SFAS No. 141 and consist of customer relationships, internally developed technology and XO’s trade name. The customer relationships and internally developed technology are being amortized using the straight-line method over their estimated useful lives of three years. The XO trade name was determined to have an indefinite life. Accordingly, it is not subject to amortization; however, it is reviewed at least annually for impairment as required under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”).

     Other Assets

     Other assets consist primarily of escrow and security deposits, investments in publicly traded companies and pledged securities. The escrow and security deposits and pledged securities are stated at cost, and their fair value approximates their carrying value. Investments in publicly traded companies are stated at fair value.

     Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No.109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires that deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

     As of December 31, 2002, the Company had capital loss carryforwards of approximately $0.5 billion and net operating loss carryforwards of approximately $4.0 billion. As of the Effective Date, the Company recognized a substantial amount of taxable income from the cancellation of indebtedness. Accordingly, a substantial portion of the Company’s $4.5 billion of capital and net operating loss carryforwards have been eliminated. Other tax attributes, including property bases, have also been reduced. Any surviving capital or net operating loss carryforwards will be subject to limitations imposed under the ownership change rules in the U.S. Internal Revenue Code. As discussed in more detail in note 10, the Company will join with the affiliated group of corporations controlled by Mr. Carl C. Icahn in filing a consolidated federal income tax return for periods following the Effective Date.

     Revenue Recognition

     Revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

     Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life.

     Revenue from the sale or lease of unlit network capacity is recognized upon consummation of the transaction and the acquirer’s acceptance of the capacity in instances when the Company receives upfront cash payments and is contractually obligated to transfer title to the specified capacity at the end of the contract term. If the transaction does not meet these criteria, revenue is recognized ratably over the contract term. There were no sales of unlit capacity during the three months ended March 31, 2003 and March 31, 2002.

     The Company establishes allowances for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expense. The Company assesses the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of its customers. The Company believes that the established valuation allowances were adequate as of March 31, 2003 and December 31, 2002. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, XO’s estimate of the recoverability of its trade receivables could be further reduced.

     Cost of Service

     Cost of service includes expenses directly associated with providing telecommunications services to customers, including, among other items, the cost of connecting customers to the Company’s networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. All such costs are expensed as incurred. The Company accrues for the expected costs of services received from third party telecommunications providers during the period the services are rendered. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. The Company accrues for all invoiced amounts, even amounts in dispute, as these amounts represent contingent liabilities that are considered probable and measurable. Disputes resolved in the Company’s favor may reduce cost of service in the period the dispute is settled and typically reflect costs paid in the prior periods. Because the period of time required to resolve these types of disputes often lapses over several quarters, the benefits associated with the favorable resolution of such disputes normally are realized in periods subsequent to the accrual of the disputed invoice. During the first quarter of 2003, the settlements resulted in approximately $6.4 million of net benefit to cost of service.

     Net Income (Loss) Per Share

     Net income (loss) per common share, basic and diluted, is computed by dividing income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options and warrants are anti-dilutive.

     Stock-Based Compensation

     Effective January 1, 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS No. 148”). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting,” (“APB No. 28”) to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     As allowed by SFAS No. 148, the Company has chosen to continue to account for compensation cost associated with its employee stock plans in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) adopting the disclosure-only provisions of SFAS No. 123. Under this method, no compensation expense is recorded if stock options are granted at an exercise price equal to the fair market value of the Company’s stock on the grant date. If the Company had adopted the fair value method of accounting for its stock awards, stock-based compensation would have been determined based on the fair value for all stock awards at the grant date using a Black-Scholes pricing model and the assumptions noted below. The Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, under the fair value method would have been as follows (dollars in thousands, except per share data):

	Reorganized XO	Predecessor XO
	Three months ended	Three months ended
	March 31, 2003	March 31, 2002

Net loss applicable to common shares, as reported	$(20,488)	$(2,198,480)
Add: Stock-based employee compensation expense included in net loss applicable to common shares, as reported	—	9,095
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards, net of related tax effects	(4,038)	(366)

Pro forma net loss	$(24,526)	$(2,189,751)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted – as reported	$(0.22)	$(4.97)

Net loss per common share, basic and diluted – pro forma	$(0.26)	$(4.95)

Black Scholes Assumptions:
Expected volatility	75.0%	125.0%
Risk free interest rate	2.6%	4.0%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Weighted average fair value per share at grant date	$2.85	$0.11

     Comprehensive Loss

     Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments and, for any periods prior to second quarter 2002, foreign currency translation adjustments relating to the Company’s European operations, which were disposed of in February 2002.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Although the Company’s trade receivables are geographically dispersed and include customers in many different industries, a portion of the Company’s revenue is generated from services provided to other telecommunications service providers. Several of these companies have filed for protection under Chapter 11 of the Bankruptcy Code. The Company believes that its established valuation and credit allowances are adequate as of March 31, 2003 to cover these risks. The Company’s Board of Directors has recently taken actions that would permit the Company to make investments in a broader range of securities, including securities that may increase the Company’s credit risk.

     Fair Value of Financial Instruments

     SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS No. 107”), requires disclosure of fair value information about financial instruments, for which it is practicable to estimate the value. The carrying amounts for the Company’s financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities.

     Recent Accounting Pronouncements

     Effective January 1, 2003, the Company adopted SFAS No. 145, “Rescission of the Financial Accounting Standards Board (the “FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (“SFAS No. 145”), which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). The adoption of SFAS No. 145 had no effect on the Company’s financial position or results of operations for the three months ended March 31, 2003 and 2002. The Company recognized extraordinary gains from debt repurchases in the third and fourth quarters of 2001. In the future, such gains will be reclassified in the respective consolidated statements of operations in accordance with SFAS No. 145.

     Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon managements’ commitment to an exit plan, which is generally before an actual liability has been incurred. In the first quarter of 2003, the Company did not have any exit or disposal activities after December 31, 2002; however, the provisions of SFAS No. 146 were implemented in conjunction with the Company’s implementation of fresh start. Accordingly, as discussed in note 6, the Company’s remaining restructuring accrual has been reduced to its net present value.

4.     LONG-LIVED ASSETS

     As discussed in note 2, the Company applied fresh start on January 1, 2003. Accordingly its property and equipment, fixed wireless licenses and other intangible assets, have been recorded at their then fair values.

     As of March 31, 2003, the Company had approximately $606 million of long-lived assets, including approximately $94 million of construction-in-progress and certain fixed wireless licenses that are not currently ready for their intended use. Accordingly, these long-lived assets are not being depreciated or amortized.

     Property and Equipment

     Property and equipment consisted of the following components (dollars in thousands):

	Reorganized XO	Reorganized XO	Predecessor XO
	March 31,	January 1,	December 31,
	2003	2003	2002

Telecommunications networks and acquired bandwidth	$358,368	$359,247	$2,920,819
Furniture, fixtures, equipment, and other	67,301	61,501	656,994

	425,669	420,748	3,577,813
Less accumulated depreciation	(19,890)	—	(1,165,216)

	405,779	420,748	2,412,597
Network construction-in-progress	70,730	55,840	367,992

	$476,509	$476,588	$2,780,589

     Depreciation expense related to property and equipment for the reorganized Company’s three months ended March 31, 2003 was $19.9 million and for the predecessor Company’s three months ended March 31, 2002 was $135.1 million.

     Fixed Wireless Licenses and Other Intangibles

     Fixed wireless licenses and intangible assets consisted of the following components (dollars in thousands):

	Reorganized XO	Reorganized XO	Predecessor XO
	March 31,	January 1,	December 31,
	2003	2003	2002

Fixed wireless licenses	$59,508	$59,508	$997,942
Customer relationships	49,987	49,987	123,745
Internally developed technology	9,521	9,521	—
Acquired technology	—	—	130,515
Other	—	—	35,413

	119,016	119,016	1,287,615
Less accumulated amortization	(6,541)	—	(303,001)

	112,475	119,016	984,614
XO Trade name – indefinite life asset	16,662	16,662	—

	$129,137	$135,678	$984,614

     Amortization expense related to intangible assets for the reorganized Company’s three months ended March 31, 2003 was $6.5 million and for the predecessor Company’s three months ended March 31, 2002 was $26.3 million.

     Goodwill

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which revises the accounting for purchased goodwill and intangible assets and supersedes APB Opinion No. 17, “Intangible Assets” (“APB No. 17”). As described in greater detail in the 2002 Annual Report, the predecessor Company performed the required impairment tests of goodwill as of January 1, 2002, and as a result, during the first quarter of 2002, the predecessor Company recorded a $1,876.6 million adjustment as a cumulative effect of accounting change to write-off all of its goodwill.

5.     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which the entity makes the legal or contractual commitment related to the removal obligation if a reasonable estimate of fair value can be made. The Company implemented SFAS No. 143 on January 1, 2003 in conjunction with its implementation of fresh start.

     The Company leases Internet data center facilities and various technical sites. Terminating and decommissioning these locations would require the removal of any XO assets and restoration of the leased space to its original condition. Accordingly, upon adoption of SFAS No. 143, the Company recorded an estimated asset retirement obligation of $12.0 million, which was estimated using the weighted average probability of incurring these costs in the future. The present value of the asset retirement obligation was calculated using a discount rate of 8.0% over a period of 5-20 years, which is representative of the estimated remaining period XO will occupy its data centers and technical facilities.

6.     RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS

     During the second half of 2001, and the first half of 2002, the Company implemented a plan to restructure certain of its business operations. The restructuring plan included reducing the Company’s discretionary spending, capital expenditures and workforce based on its assessment at that time of then current and expected future market conditions and the divestiture of its European operations. As of March 31, 2003, the remaining restructuring accrual was $37.8 million, which relates primarily to payments due to landlords on exited leased facilities. The restructuring accrual has decreased from $125.8 million as of December 31, 2001, primarily due to payments associated with exited leased facilities and adjustments made in conjunction with the Company’s implementation of fresh start to appropriately reflect the remaining accrual at its net present value in accordance with the provisions of SFAS No. 146.

7.     LONG-TERM DEBT

     As discussed in the 2002 Annual Report and in note 2, upon the Effective Date the $1.0 billion of loans under the pre-petition senior secured credit facility were converted into 90.25 million shares of New Common Stock of the reorganized Company and $500.0 million of outstanding principal amount of loans under the New Credit Agreement. The maturity date of the outstanding principal under the New Credit Agreement is July 15, 2009 and automatic and permanent quarterly reductions of the principal amount commence on October 15, 2007. The security for the New Credit Agreement consists of all assets of XO Parent, including stock of its direct and indirect subsidiaries, and all assets of virtually all of those subsidiaries. The New Credit Agreement limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to minimum cash balance and EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and maximum capital expenditures. Under certain circumstances, the New Credit Agreement permits the Company to obtain a senior secured facility of up to $200.0 million, subject to reduction in an amount equal to any proceeds received from the exercise of rights in a rights offering to be undertaken in accordance with the Plan of Reorganization. At March 31, 2003, long-term debt totaled $507.9 million including $500.0 million principal amount outstanding on the New Credit Agreement and accrued interest thereon totaling $7.9 million. Approximately 85% of the underlying loans of the New Credit Agreement are held by Arnos Corp., an entity controlled by Mr. Carl C. Icahn.

     The Company is not required to pay interest accrued on the principal amount under the New Credit Agreement until it meets certain financial ratios; however the Company can elect to begin paying interest in cash prior to the required date. Loans under the New Credit Agreement bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate, plus in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At March 31, 2003, the annualized weighted average interest rate applicable to outstanding borrowings under the New Credit Agreement was 7.66%.

     Also upon the Effective Date, all of XO Parent’s pre-petition unsecured senior notes and pre-petition general unsecured claims were cancelled in exchange for (i) 4,750,000 shares of New Common Stock of the reorganized Company, (ii) warrants to purchase shares up to an additional 23,750,000 shares of New Common Stock of the reorganized Company (iii) rights to purchase shares of New Common Stock in a rights offering to be undertaken in accordance with the Plan of Reorganization and (iv) a portion of the cash consideration received by XO Parent in connection with the settlement and termination of the proposed investment transaction that was the basis for the first restructuring alternative contemplated by the Plan of Reorganization, discussed further in note 8. Holders of pre-petition subordinated notes of XO Parent had their securities cancelled, and received a cash payment under certain terms as defined by the Plan of Reorganization and are entitled to participate in a rights offering to be undertaken in accordance with the Plan of Reorganization.

8.     STOCKHOLDERS’ EQUITY

     Pursuant to the Company’s Certificate of Incorporation that was adopted in connection with the Plan of Reorganization, the Company has the authority to issue 1,000.0 million shares of New Common Stock and 200.0 million shares of new preferred stock. At March 31, 2003, approximately 95.0 million shares of New Common Stock had been issued, more than 80% of which were owned and controlled by Cardiff Holding LLC (“Cardiff”), a Delaware limited liability company controlled by Mr. Icahn.

     As a result of the cancellation of the pre-petition senior notes and pre-petition general unsecured claims, discussed in note 7, pursuant to the Plan of Reorganization, such holders were granted warrants to purchase shares up to an additional 23.75 million shares of New Common Stock.

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

     The warrants are included in reorganized XO’s common stock in the accompanying condensed consolidated balance sheet. The warrants will expire 7 years after the date of issuance. The exercise price applicable to each respective series of warrants is subject to adjustment in certain events. Of the warrants distributed under the Plan of Reorganization, XO estimates Cardiff received Series A Warrants to purchase approximately 3.0 million shares of New Common Stock, Series B Warrants to purchase approximately 2.3 million shares of New Common Stock, and Series C Warrants to purchase approximately 2.3 million shares of New Common Stock.

     The Company’s pre-petition Class A common stock stopped trading on the National Association of Securities Dealers, Inc.
Over-the-Counter Bulletin Board (the “OTCBB”) as of the Effective Date, and the Company’s New Common Stock began trading on the OTCBB and the pink sheets (www.pinksheets.com) under the symbol “XOCM” shortly thereafter. Pursuant to the Plan of Reorganization, all interests in the Company’s pre-petition Class A and Class B common stock were terminated as of the Effective Date. As discussed in note 2, the Company’s pre-petition redeemable preferred stock was cancelled and discharged and the holders of such securities received no distribution under the Plan of Reorganization, but are entitled to participate in a rights offering to be undertaken in accordance with the Plan of Reorganization.

9.     OPERATING SEGMENTS

     The Company operates its business as one communications segment and classifies its products and services revenues offered by its communications services segment into voice services, data services and integrated voice and data services (dollars in thousands):

	Reorganized XO	Predecessor XO
	Three months ended	Three months ended
	March 31,	March 31,
	2003	2002

Voice services	$150,723	$168,834
Data services	101,977	135,761
Integrated voice and data services	33,393	28,810

Total revenue	$286,093	$333,405

10.     RELATED PARTY TRANSACTIONS

     In February 2003, Dixon Properties, LLC (“Dixon”), which is controlled by Mr. Icahn, acquired ownership of the building in which XO headquarters is located in a transaction that was approved by the Bankruptcy Court. XO currently leases approximately 170,000 square feet of space in that building. In connection with Dixon’s purchase of the building, it assumed the Company’s existing lease agreement and amended the lease to include certain terms that are more favorable to the Company. Pursuant to the assumed lease agreement, XO is obligated to pay approximately $19.0 million in the aggregate to Dixon through the expiration of the initial term of the lease, which is November 30, 2007.

     XO Parent has entered into a Tax Allocation Agreement, dated January 16, 2003, between XO Parent and Starfire Holding Corporation (“Starfire”), the parent entity of the affiliated group of corporations controlled by Mr. Icahn, which in turn indirectly controls Cardiff, because it is contemplated that these entities will be filing consolidated federal income tax returns, and possibly combined returns for state tax purposes. The Tax Allocation Agreement, which was approved by the Bankruptcy Court in connection with XO Parent’s Chapter 11 proceedings, establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Starfire for income tax purposes. Generally, the Tax Allocation Agreement provides that Starfire will pay all consolidated federal income taxes on behalf of the consolidated group that includes the Company, and the Company will make payments to Starfire in an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Starfire.

     The Company provides certain telecommunications services to affiliates of Mr. Icahn at rates that the Company believes are comparable to rates charged other customers that purchase similar services and volumes. For the three months ended March 31, 2003, the Company recognized revenue of approximately $88 thousand with respect to these services and had outstanding receivables for such services at March 31, 2003 of approximately $83 thousand.

11.     STOCK-BASED COMPENSATION

     Upon the Effective Date of the Plan of Reorganization, all options under the predecessor XO stock option plans were cancelled and the plans were terminated. Upon consummation of the Plan of Reorganization, on the Effective Date, the XO Communications, Inc. 2002 Stock Incentive Plan (“the 2002 Stock Incentive Plan”) was adopted. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards in the form of restricted stock or options to purchase stock, pursuant to which up to 17.6 million shares of New Common Stock may be issued. Non-qualified options to purchase 11.4 million shares of New Common Stock have been granted and are outstanding as of March 31, 2003.

12.     COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

     The Company is not currently a party to any legal proceedings, other than regulatory and other proceedings that are in the normal course of business. However, as discussed above, although XO Parent has consummated its Plan of Reorganization and emerged from its Chapter 11 proceedings, disputes with respect to the amount of allowed claims owed by XO Parent to certain of its general unsecured creditors, and claims of certain professionals remain outstanding. In addition, a party has filed a complaint in the Bankruptcy Court seeking relief from the court’s order confirming the Plan of Reorganization and a declaratory judgment that such party’s derivative suit for the benefit of the Company against a former director of XO Parent and an affiliate of that director should not be released by the confirmation order. While the outcome of these matters, or any other relief that may be granted, is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

     Unfunded Affiliate Pension Obligation

     As affiliates of Mr. Icahn hold over 80% of the outstanding New Common Stock of XO Parent, applicable pension and tax laws make each member of a plan sponsor’s “controlled group” (generally defined as entities in which there is at least an 80% common ownership interest) jointly and severally liable for certain pension plan obligations of the plan sponsor. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, (the “PBGC”) against the assets of each member of the plan sponsor’s controlled group.

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

Overview

     We provide a comprehensive array of voice and data communications services to business customers. Our voice services include local and long distance, both bundled and standalone, other voice-related services such as conferencing, domestic and international toll free services and voicemail, and transactions processing services for prepaid calling cards. Our data services include Internet access, private data networking, including dedicated transmission capacity on our networks, virtual private network services and Ethernet services, and hosting services. We also combine many of these services in flat rate service packages. These services are offered to a variety of customers, including small, medium and large retail business, multi-location businesses and carrier or wholesale customers.

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

     To develop these networks, we have assembled a collection of metro and inter-city network assets in the United States, substantially all of which we own or control, making us a facilities-based carrier. These network assets incorporate state-of-the-art fiber optic cable, dedicated wavelengths of transmission capacity on fiber optic networks and transmission equipment capable of carrying high volumes of data, voice, video and Internet traffic. We operate 37 metro broadband fiber optic networks in 22 states and the District of Columbia, including 25 of the 30 largest metropolitan areas in the U.S. We have constructed or acquired many of these metro networks, which consist of up to 432 strands of fiber optic cable and, in some cases, additional empty fiber conduits through which fiber optic cable can be deployed. For our inter-city network, we have acquired dedicated, high-capacity wavelengths on fiber optic cables, onto which we have deployed our own switching, routing and optical equipment, thereby giving us greater control over the transmission of voice and data information. We also hold indefeasible exclusive rights to use 18 unlit fiber optic strands on the routes served by our intercity networks pursuant to arrangements with Level 3 Communications, Inc.

Recent Events

     Announcement of Chief Executive Officer Appointment

     On April 28, 2003, we announced that we had hired Carl J. Grivner as our new Chief Executive Officer effective May 15, 2003. Effective May 1, 2003, Mr. Grivner joined XO as a member of the newly created Office of the Chairman. Mr. Grivner’s career in telecom and technology spans more than 25 years. He most recently served as Chief Operating Officer of Global Crossing, Ltd. Prior to joining Global Crossing in June 2000, Mr. Grivner served as Chief Executive Officer of Worldport Communications and before that he served as Chief Executive Officer, Western Hemisphere, of Cable & Wireless PLC. Additionally, Mr. Grivner has held various senior executive positions at Advanced Fiber Communications and Ameritech.

     Our Chapter 11 Reorganization and Emergence

     The Reorganization Proceedings

     On June 17, 2002, XO Parent filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On November 15, 2002, the Bankruptcy Court confirmed XO Parent’s plan of reorganization, and, on January 16, 2003, the Effective Date, XO Parent consummated the plan of reorganization and it emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. As described in more detail in our annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 21, 2003, hereinafter referred to as the 2002 Annual Report, the consummation of the Plan of Reorganization resulted in the following changes in our debt and equity capital structure:

•	The conversion of $1.0 billion of loans under XO Parent’s pre-petition senior secured credit facility, which we refer to as the Pre-Petition Credit Facility, into $500.0 million of outstanding principal amount which we refer to as the New Credit Agreement;

•	The extinguishment of all amounts due under our pre-petition unsecured senior and subordinated notes and certain general unsecured obligations; and

•	The cancellation of all outstanding shares and interest in our pre-petition preferred stock and pre-petition common stock.

     Under our Plan of Reorganization the following equity securities have been or will be distributed to holders of XO Parent’s Pre-Petition Credit Facility, pre-petition unsecured senior subordinated notes, and pre-petition general unsecured claims:

•	95.0 million shares of common stock of the reorganized company, which we refer to as the New Common Stock;

•	Series A Warrants to purchase 9.5 million shares of New Common Stock at an exercise price of $6.25 per share;

•	Series B Warrants to purchase approximately 7.1 million shares of New Common Stock at an exercise price of $7.50 per share; and

•	Series C Warrants to purchase approximately 7.1 million shares of New Common Stock at an exercise price of $10.00 per share.

     Under the Plan of Reorganization and after the Securities and Exchange Commission, or the SEC, has declared effective our registration statement, XO Parent will issue to certain holders of claims and/or interests in XO Parent who held such claims and/or interests as of the November 15, 2002 record date, rights to subscribe for up to 40,000,000 shares of New Common Stock, at $5.00 per share for an aggregate purchase price of up to $200.0 million through a rights offering, which we refer to as the Rights Offering. In addition, holders of shares of pre-petition class A common stock of XO Parent will receive additional nontransferable rights to the extent that the rights otherwise allocable to such holders in the Rights Offering are exercisable for less than 3,333,333 shares of New Common Stock. Accordingly, not less than 40,000,000 and not more than 43,333,333 shares at $5.00 per share will be offered in the Rights Offering.

     Pursuant to the order confirming the Plan of Reorganization, the Rights Offering will not take place until the date a registration statement covering the offer and sale of such rights and shares to be offered thereunder is filed with the SEC and such Registration Statement becomes effective. We have not yet filed a registration statement with respect to the rights and the Rights Offering.

     Distributions to and Interests Held by Entities Controlled by Mr. Carl C. Icahn

     After the initial distribution of New Common Stock pursuant to the Plan of Reorganization, Cardiff Holding LLC, a Delaware limited liability company controlled by Mr. Carl C. Icahn, holds more than 80% of the outstanding shares of New Common Stock. Of the warrants to be distributed under the Plan of Reorganization to holders of the pre-petition senior unsecured notes, we estimate Cardiff will receive Series A Warrants to purchase approximately 3.0 million shares of New Common Stock, Series B Warrants to purchase approximately 2.3 million shares of New Common Stock, and Series C Warrants to purchase approximately 2.3 million shares of New Common Stock. In addition, approximately 85% of the $500.0 million in loans outstanding under the New Credit Agreement are held by Arnos Corp., an entity which is also controlled by Mr. Icahn.

     Accounting Impact of Implementing the Plan of Reorganization

     Due to XO Parent’s emergence from its Chapter 11 proceeding, we have implemented the “fresh start” accounting provisions of the American Institute of Certified Public Accountants, or the AICPA, Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” hereinafter referred to as SOP 90-7, to our financial statements. Fresh start requires that, upon our emergence, we establish a “fair value” basis for the carrying value of the assets and liabilities for reorganized XO. Although the effective date of the Plan of Reorganization was January 16, 2003, due to the immateriality of the results of operations for the period between January 1, 2003 and the Effective Date, we accounted for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implemented fresh start as of that date. The January 1, 2003 balance sheet included in the accompanying condensed consolidated financial statements set forth in Item 1 above, and in note 2 to such financial statements, illustrates the impact of applying fresh start.

Comparison of Financial Results

     As a consequence of the Chapter 11 reorganization, the first quarter financial results have been separately presented under the label “Reorganized XO” for the period January 1, 2003 to March 31, 2003. The results for “Predecessor XO” for January 1, 2003 reflect solely the impact of the application of fresh start on that date. The reorganized Company has adopted the policy of expensing customer installation costs and internal labor directly associated with network construction in the period in which the costs are incurred. The predecessor Company capitalized and amortized these costs. In accordance with SOP 90-7, the reorganized Company was required to implement newly issued accounting pronouncements that would require adoption within twelve months of applying fresh start.

     The operational results for the quarter are discussed below.

     Three Months Ended March 31, 2003 versus Three Months Ended March 31, 2002

     Revenue. Total revenue for the three months ended March 31, 2003 decreased 14.2% to $286.1 million from $333.4 million in the same period of 2002. The decline is primarily due to a high level of customer disconnects due to reduced demand from other telecommunications companies, customer bankruptcies in the telecommunication industry, and the weakened economy. In addition, sales productivity was reduced due to fewer direct sales representatives and adverse public perception that accompanied our Chapter 11 proceedings. To increase sales activity in 2003, we are in the process of hiring additional direct sales personnel. Programs launched in 2002 to decrease customer disconnects will continue. New order entry and order processing systems, which are designed to improve speed and efficiency of new customer installations, are partially installed, and we expect to complete installation of these systems in the second half of 2003. We believe that total revenue in the near term will remain relatively stable with first quarter 2003 results. Given our recent emergence from bankruptcy and continued uncertainty in the economy and our industry specifically, we are unable to predict revenue trends in future periods. Revenue was earned from providing the following services (dollars in thousands):

	Reorganized XO		Predecessor XO
	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2003	% of Revenue	2002	% of Revenue	% Change

Voice services	$150,723	52.7%	$168,834	50.7%	(10.7%)
Data services	101,977	35.6%	135,761	40.7%	(24.9%)
Integrated voice and data	33,393	11.7%	28,810	8.6%	15.9%

Total revenue	$286,093	100.0%	$333,405	100.0%	(14.2%)

     Voice services revenue includes revenue from bundled local and long distance voice services, prepaid calling card processing, and other voice communications based services, interactive voice response services and stand-alone long distance services. Voice services revenue in the first quarter of 2003 decreased to $150.7 million from $168.8 million in the first quarter of 2002. The decrease is primarily attributable to customer bankruptcy impacts in the telecommunications industry, continued customer disconnects due to the state of the economy and reduced sales productivity in 2002 due to our bankruptcy filing.

     Data services revenue includes revenue from Internet access, network access and web applications hosting services. Data services revenue in the first quarter of 2003 decreased to $102.0 million from $135.8 million in the first quarter of 2002. The decline was attributable to customer bankruptcies, continued customer disconnects, and a lower demand from large customers due to reductions in those customers’ data capacity needs. The sale of our European operations in February 2002 also contributed somewhat to this decline.

     Integrated voice and data services revenue is generated largely from our XOptions service offerings, a flat-rate bundled package offering a combination of voice and data services. Integrated voice and data services revenue in the first quarter of 2003 increased to $33.4 million from $28.8 million in the first quarter of 2002. The increase is due to the success of our XOptions service offering.

     Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Reorganized XO		Predecessor XO
	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2003	% of Revenue	2002	% of Revenue	% Change

Costs and expenses:
Cost of service	$107,506	37.6%	$140,367	42.1%	(23.4%)
Selling, operating and general	166,235	58.1%	205,250	61.6%	(19.0%)
Stock-based compensation	—	—	9,095	2.7%	NM
Depreciation and amortization	26,367	9.2%	161,356	48.4%	NM

Total	$300,108		$516,068		(41.9%)

NM — Not Meaningful

     Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. Cost of service for the three months ended March 31, 2003 of $107.5 million decreased in absolute dollars and as a percentage of revenue versus $140.4 million in the period ended March 31, 2002. The year over year 2003 decline was due primarily to cost optimization programs which reduced expenses by transferring traffic from leased facilities onto our owned or controlled facilities, reduced costs due to customer disconnects and approximately $6.4 million of net benefit associated with favorable resolution of disputed third party costs. The decline was somewhat offset by our adoption of an accounting policy during the first quarter of 2003 to cease the deferral of costs associated with the installation of customer services and expense such installation costs as incurred.

     We anticipate that cost of service will increase to historical levels as a percentage of revenue in future periods, based on our expectation that the reduction in expenses resulting from favorable dispute resolutions will be less than we experienced in the first quarter of 2003. In addition, we expect cost of service will also fluctuate based on trends in revenue, product mix, the impact of customer bankruptcies and regulatory decisions.

     Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense in the first quarter of 2003 was $166.2 million versus $205.3 million in the first quarter of 2002. Selling, operating and general expense decreased due to the centralization of many functions, cost reduction and restructuring initiatives that included significant headcount reductions and savings from the planned exit of our European operations. In addition, recording our real estate contracts at their fair value, as required by fresh start, contributed to the decrease. The decline was somewhat offset by our adoption of the policy of expensing internal labor directly associated with the construction of our network, which resulted in a $5.7 million increase in selling, operating and general expense in that period.

     We expect selling, operating and general expense to increase in absolute dollars for the remainder of 2003 due primarily to new sales incentive programs and increased compensation costs.

     Stock-based compensation. Stock-based compensation expense represents non-cash charges recorded in connection with the grant of compensatory stock options and restricted stock to employees whose compensation is included in selling, operating and general expense. During the first quarter of 2003, XO incurred no stock-based compensation expense as its deferred compensation balance was eliminated in conjunction with fresh start. XO incurred $9.1 million in deferred compensation expense in the first quarter of 2002. The reorganized company will recognize stock-based compensation only with respect to any new grants of compensatory stock options and restricted stock.

     Depreciation and amortization. As discussed above, we implemented fresh start on January 1, 2003 which resulted in a reduction of the carrying value of our property and equipment to its estimated fair value which is significantly lower than historical cost. Consequently, depreciation expense decreased to $19.9 million in the first quarter of 2003, versus $135.1 million in the first quarter of 2002. Amortization expense includes the amortization of fixed wireless licenses and other intangible assets with definite lives. As a result of fresh start accounting, the carrying value of fixed wireless licenses and intangible assets were adjusted to their estimated fair value. The aggregate estimated fair value of these assets is significantly lower than their historical cost. Total amortization expense decreased to $6.5 million for the first quarter of 2003 versus $26.3 million in the first quarter of 2002.

     We would expect depreciation and amortization expense for the remainder of the year to continue to track with the first quarter 2003 amount. As of March 31, 2003, we had approximately $606 million of long-lived assets, including approximately $94 million of construction-in-progress and certain fixed wireless licenses that are not currently ready for their intended use and accordingly, are not currently being depreciated or amortized.

     Interest income. Interest income in the first quarter of 2003 decreased to $3.2 million from $5.5 million in the first quarter of 2002. The decrease in interest income is due to reduced interest rates.

     Interest expense, net. Interest expense, net in the first quarter of 2003 decreased to $9.7 million from $120.7 million in the first quarter of 2002. The significant reduction was principally caused by the cancellation of our pre-petition senior notes, pre-petition convertible subordinated notes and the Pre-Petition Credit Facility upon consummation of our Plan of Reorganization. Interest expense for the three months ended March 31, 2003 primarily relates to interest accreted on the New Credit Agreement.

     Other income (loss), net. Other income (loss), net was zero in the first quarter of 2003, versus a net loss of $0.2 million in the first quarter of 2002.

     Net income (loss) before cumulative effect of accounting change. Net loss before cumulative effect of accounting change for the reorganized company in the first quarter of 2003 was $20.5 million versus a net loss before cumulative effect of accounting change of $299.0 million for the predecessor company in the first quarter of 2002, due to the foregoing factors.

     Cumulative effect of accounting change. We performed the required impairment tests of goodwill as required by SFAS No. 142 as of January 1, 2002. Based on these tests, we recorded a $1,876.6 million impairment charge to write-off all of our goodwill as a cumulative effect of accounting change during the first quarter of 2002.

     Net income (loss). Net loss for the reorganized company in the first quarter of 2003 was $20.5 million versus a net loss for the predecessor company for the first quarter of 2002 of $2,175.7 million, due to the foregoing factors.

     Preferred stock dividends and accretion of preferred stock redemption obligation, net. As a result of our implementation of fresh start, as discussed above, our pre-petition redeemable preferred stock has been cancelled and discharged. As a result, the reorganized company recorded no preferred stock dividends during the first quarter of 2003 versus $22.8 million net expense for the predecessor company’s first quarter of 2002.

     Net income (loss) applicable to common shares. Net loss applicable to common shares for the reorganized company in the first quarter of 2003 was $20.5 million. Net loss applicable to common shares for the predecessor company was $2,198.5 million in the first quarter of 2002.

Critical Accounting Policies

     Our significant accounting policies are more fully described in the notes to the consolidated financial statements in our 2002 Annual Report and in note 3 to the accompanying condensed consolidated financial statements set forth in Item 1 above. The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. Management believes the following critical accounting policies represent the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

     Long-Lived Assets

     Our long-lived assets include property and equipment, fixed wireless licenses, and identifiable intangible assets to be held and used. Property and equipment acquired prior to December 31, 2002 is stated at fair value as required by fresh start, net of accumulated depreciation. Additions to property and equipment during 2003 are stated at historical cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of telecommunications networks and acquired bandwidth are 3 to 20 years and 5 to 7 years for furniture fixtures, equipment and other. These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. This latter assessment is significant because we operate within an industry in which new technological changes could render some or all of our network related equipment obsolete requiring application of a shorter useful life or, in certain circumstances, a write-off of the entire value of the asset. Accordingly, in making this assessment, we consider our planned use of the assets, the views of experts both from internal and outside sources regarding the impact of technological advances and trends in the industry on the value and useful lives of our network assets. Costs of additions and improvements (other than internal labor costs related to network construction, as discussed below) are capitalized and repairs and maintenance are charged to expense as incurred. Direct external costs of constructing property and equipment are capitalized including interest costs related to construction. The reorganized Company has adopted the policy of expensing internal labor directly associated with network construction in the period in which the costs are incurred.

     Investments in fixed wireless licenses acquired prior to December 31, 2002 are stated at fair value as required by fresh start, net of accumulated amortization. We are amortizing these over the license period of 10 years as determined by the Federal Communications Commission. Other intangibles consist of customer relationships, internally developed technology and XO’s trade name. The customer relationships and internally developed technology are being amortized using the straight-line method over the estimated useful lives of three years. The XO trade name was determined to have an indefinite life and is not being amortized, but is reviewed at least annually for impairment, as required under Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets,” or SFAS No. 142.

     Depreciation or amortization of the long-lived asset begins when the asset is substantially complete or placed into service. At March 31, 2003, our balance sheet includes approximately $606 million of long-lived assets, including approximately $94 million of construction-in-process and certain fixed wireless licenses, that were either not ready for their intended use or not placed into service, and accordingly are not being depreciated or amortized.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. The criteria for determining impairment for long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. We believe that no impairment existed under SFAS No. 144 as of March 31, 2003. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

     Revenue Recognition

     Revenues from telecommunications services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs. For example, if a customer files bankruptcy, we believe the probability of collection is weakened. Consequently, under such circumstances, although we continue to bill the customer for all services provided, we do not recognize revenue until cash is received. In addition, telecommunications customers often dispute the amounts that we invoice them due to regulatory issues, late payment fees and disconnection penalties based on differences of opinion regarding contract terms or service levels. Accordingly, these billings are not considered fixed and determinable and collection of such amounts is not considered probable while these disputed amounts are billed, revenue recognition is deferred until the dispute is resolved and the cash is collected.

     Service discounts and incentives related to telecommunications services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with customer installations and other upfront fees are deferred and recognized ratably over the estimated customer life. The estimated customer life is calculated by analyzing customer disconnects as a percentage of revenue. This calculation is reviewed every quarter.

     Revenue from the sale or lease of unlit network capacity is recognized upon consummation of the transaction and the acquirer’s acceptance of the capacity in instances when we receive upfront cash payments and are contractually obligated to transfer title to the specified capacity at the end of the contract term. If the transaction does not meet these criteria, revenue is recognized ratably over the contract term. There were no sales of unlit capacity during the three months ended March 31, 2003 and March 31, 2002.

     We establish an allowance for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expenses. We assess the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We can and have experienced material changes to our reserve requirements on a month to month basis as significant customers have in the past unexpectedly filed for bankruptcy or otherwise became insolvent. We believe that our established valuation allowances were adequate as of March 31, 2003. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known.

     Cost of Service

     Cost of service includes expenses directly associated with providing telecommunications services to customers, including, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. All such costs are expensed as incurred. We accrue for the expected costs of services received from third party telecommunications providers during the period the services are rendered. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. We accrue for all invoiced amounts, even amounts in dispute, as these amounts represent contingent liabilities that are considered probable and measurable. Disputes resolved in our favor may reduce cost of service in the period the dispute is settled and typically reflect costs paid in prior periods. Because the period of time required to resolve these types of disputes often lapses over several quarters, the benefits associated with the favorable resolution of such disputes normally are realized in periods subsequent to the accrual of the disputed invoice.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS No. 143, which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which a legal or contractual removal obligation is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, SFAS No. 143 requires the liability to be recognized when a reasonable estimate of the fair value can be made. As required by SOP 90-7, we implemented SFAS No. 143 on January 1, 2003, in conjunction with the implementation of fresh start and recorded an estimated asset retirement obligation of $12.0 million, as disclosed in note 5 to the accompanying condensed consolidated financial statements.

     Effective January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” or SFAS No. 145, which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under Accounting Principles Board Opinion, or APB, No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The adoption of SFAS No. 145 had no effect on our financial position or results of operations for the three months ended March 31, 2003 and 2002. We recognized extraordinary gains from debt repurchases in the third and fourth quarters of 2001. In the future, such gains will be reclassified in the respective consolidated statements of operations in accordance with SFAS No. 145.

     Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 146, which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon managements’ commitment to an exit plan, which is generally before an actual liability has been incurred. In the first quarter of 2003, we did not have any exit or disposal activities initiated after December 31, 2002; however, the provisions of SFAS No. 146 were implemented in conjunction with our implementation of fresh start accounting. Accordingly, as disclosed in note 6 to the accompanying condensed consolidated financial statements, our remaining restructuring accrual has been reduced to its net present value.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” or SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” or APB No. 28, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 28. Effective January 1, 2003, we adopted the disclosure provisions of SFAS No. 148. As allowed by SFAS No. 148, we have chosen to continue to account for compensation cost associated with our employee stock plans in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25.

Liquidity and Capital Resources

     Our goal is to provide our customers complete, integrated, voice and data network applications and services primarily through networks that we own or control. We believe that the consummation of our Plan of Reorganization and the changes in our capital structure as a result of our emergence from Chapter 11 bankruptcy along with the various initiatives we have undertaken to reduce operating costs and capital expenditures over the past two years, position us to be able to successfully execute our business plans and generate cash flow over the long term. However, in the near term we expect to incur net negative cash flows from operating and investing activities.

     Capital Uses

     Our balance of cash and marketable securities decreased to $538.4 million at March 31, 2003 from $561.0 million at December 31, 2002. This decrease resulted principally from the transfer of $25.0 million to an escrow deposit in conjunction with an agreement to indemnify certain former directors, and executive officers for any claims, liabilities, or expenses that may arise with respect to actions that occurred prior to the consummation of our Plan of Reorganization.

     We have and will continue to focus on minimizing the rate at which we use our cash to fund operations and capital expenditures. For the past quarter, the reduction in the rate at which we use our cash has been accomplished by:

•	improving working capital mainly through aggressive collections of our outstanding accounts receivable, and

•	improving operational results due to expense reduction initiatives, which have resulted in the reduction of cost of service and selling, operating and general expenses in both absolute dollars and as a percentage of revenue.

     Capital Resources and Liquidity Assessment

     We expect that, in the near term, our business will use existing cash to fund capital expenditures and working capital requirements. The majority of our planned capital expenditure requirements will be “success-based” in that they will be used to purchase and install optical equipment, channel banks, routers, servers or other customer-related equipment and electronics in connection with growing revenue by adding new customers or increasing the amount of services provided to existing customers. Much of the remaining planned capital expenditures will be for the continued development and implementation of our information systems to support and enhance the provisioning and billing of new and existing customers. Part of our working capital requirements are commitments under lease and contractual obligations for software licenses and ongoing support of software for IT and network applications.

     There are no additional borrowings available under our New Credit Agreement, although, under certain circumstances, the New Credit Agreement permits us to obtain a senior secured facility of up to $200.0 million, less the amount of any proceeds from the Rights Offering, so long as the terms are satisfactory to the administrative agent and holders of a majority of the principal amount of the loans outstanding under the New Credit Agreement. We have no current debt service requirements since automatic and permanent quarterly reductions of the principal amount outstanding under the New Credit Agreement do not commence until October 15, 2007. We are not required to pay cash for interest accrued on the principal amount under the New Credit Agreement until we meet certain financial ratios. Nevertheless, we may elect to begin paying interest in cash earlier than the required date in order to reduce the effective interest rate, but, based on our current assessment of our funding requirements, we would not anticipate making such an election in the foreseeable future.

     Under the Plan of Reorganization and after the SEC has declared effective our registration statement to be filed with the SEC, XO Parent will issue to certain holders of claims and interests in XO Parent who held such claims and/or interests as of the November 15, 2002 record date, rights to subscribe for up to 43,333,333 shares of New Common Stock, at $5.00 per share, through the Rights Offering. The closing sale price of our New Common Stock as of May 12, 2003 was $5.72. Unless the trading price for our New Common Stock trades at levels that are consistently above the $5.00 per share exercise price prior to the conclusion of the Rights Offering, we would not expect much, if any, additional funds to be raised through the Rights Offering. We presently expect that any proceeds received from the Rights Offering would be used to repay loans outstanding under the New Credit Agreement.

     Although we expect that our balance of cash and marketable securities will decline in the near term to fund capital expenditures, working capital requirements, and other financial investments, given (i) our current assumptions with respect to trends in our business, (ii) our estimates concerning the level of capital expenditures that we will incur to support our business plan and (iii) the significant reduction in cash needed to meet our debt service requirements because we are not required to pay interest accrued on the New Credit Agreement until we meet certain financial ratios, we believe that the $538.4 million of cash and marketable securities on hand as of March 31, 2003 will be sufficient to fund our operations until the cash flows generated by our operations are sufficient to fund our capital expenditures and debt service requirements.

     Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. Although our trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. Several of these companies have filed for protection under Chapter 11 of the Bankruptcy Code. We believe that our established valuation and credit allowances are adequate as of March 31, 2003 to cover these risks. Our Board of Directors has taken actions that would permit us to make investments in a broader range of securities, including securities that may increase our credit risk.

Forward-Looking and Cautionary Statements

     Some statements and information contained in this document are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of data products and services based on IP, Ethernet and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network, including with respect to the development of IP protocols;

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness; and

•	trends related to and expectations regarding the results of operations in future periods, including but not limited to those statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the above in the “Liquidity Assessment” and “Risks and Uncertainties” discussion and the “Risk Factors” section of our 2002 Annual Report, including, but not limited to:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We had $500.0 million in secured loans as of March 31, 2003. Currently we do not pay cash interest on the loans under the New Credit Agreement.

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

     There have been no adverse changes in our exposure to market risk since December 31, 2002. We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure.

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

Changes in Internal Controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended March 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     XO is not currently a party to any other legal proceedings, other than regulatory and other proceedings that are in the normal course of business. However, as discussed above, although XO Parent has consummated its Plan of Reorganization and emerged from its Chapter 11 proceedings, disputes with respect to the amount of allowed claims owed by XO Parent to certain of its general unsecured creditors, and claims of certain professionals remain outstanding. In addition, a party has filed a complaint in the Bankruptcy Court seeking relief from the court’s order confirming the Plan of Reorganization and declaratory judgment that such party’s derivative suit for the benefit of XO against a former director of XO Parent and an affiliate of that director should not be released by the confirmation order. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters, or any other relief that may be granted, will have a material adverse effect on our financial position, results of operations, or cash flows.

Item 2. Changes in Securities and Use of Proceeds

     The initial public offering, or IPO, of our pre-petition Class A common stock closed in October 1997, pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-32001) that became effective on September 26, 1997. The net proceeds we received from the offering totaled approximately $226.8 million. During the quarter ended March 31, 2003, we used all such proceeds from the IPO to fund operations during such period.

Item 3. Defaults Upon Securities

     As of January 15, 2003, we failed to make interest payments with respect to all interest paying pre-petition senior notes, pre-petition convertible subordinated notes and the Pre-Petition Credit Facility of XO Parent or, collectively, the Payment Default Indebtedness. Consequently, the failure to make these interest payments had triggered the default provisions of the governing documents relating to the Payment Default Indebtedness and the cross-default provisions of the indentures under which all pre-petition senior discount notes of XO Parent were issued.

     In addition, we failed to make dividend payments under the terms of certain of XO Parent’s pre-petition series of redeemable preferred stock that, by their terms require the payment of dividends in cash during such periods.

     As discussed further in the 2002 Annual Report, on January 16, 2003, the day we emerged from Chapter 11 proceedings, all of XO Parent’s pre-petition senior notes, all pre-petition convertible subordinated notes, and the Pre-Petition Credit Facility were cancelled, with each respective party receiving various distributions under the confirmed Plan of Reorganization. The pre-petition redeemable preferred stock was cancelled and discharged and the holders of such securities will receive no distribution under the Plan of Reorganization.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.1	Employment Term Sheet between XO Communications, Inc. and Carl J. Grivner.

10.2	Change of Control Agreement, dated April 25, 2003, by and between XO Communications, Inc. and Carl J. Grivner.

99.1	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

(1)	Current Report on Form 8-K filed on January 30, 2003, reporting under Item 1 the change of control of XO Parent resulting from the consummation of the Plan of Reorganization.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: May 14, 2003	By: /s/ Wayne M. Rehberger Wayne M. Rehberger Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Nathaniel A. Davis, certify that:

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Wayne M. Rehberger Wayne M. Rehberger Executive Vice President and Chief Financial Officer (Principal Financial Officer)