Form 10-Q
period 2003-06-30
XO COMMUNICATIONS INC
filed 2003-08-14
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

As of August 6, 2003, the number of shares of common stock of XO Communications, Inc. issued and outstanding was 96,049,026.

XO Communications, Inc. and Subsidiaries
Index to Form 10-Q

		Page

Part I	Financial Information
Item 1.	XO Communications, Inc. and Subsidiaries Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets for Reorganized XO as of June 30, 2003 and January 1, 2003 and for Predecessor XO as of December 31, 2002	1
	Condensed Consolidated Statements of Operations for Reorganized XO for the Three Months Ended June 30, 2003 and for Predecessor XO for the Three Months Ended June 30, 2002	2
	Condensed Consolidated Statements of Operations for Reorganized XO for the Six Months Ended June 30, 2003 and for Predecessor XO for January 1, 2003 and for the Six Months Ended June 30, 2002	3
	Condensed Consolidated Statements of Cash Flows for Reorganized XO for the Six Months Ended June 30, 2003 and for Predecessor XO for January 1, 2003 and for the Six Months Ended June 30, 2002	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36
Part II.	Other Information
Item 1.	Legal Proceedings	37
Item 2.	Changes in Securities and Use of Proceeds	37
Item 3.	Defaults Upon Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits and Reports on Form 8-K	37
Signatures		39
Certifications		40

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	Reorganized XO	Reorganized XO	Predecessor XO
	June 30,	January 1,	December 31,
	2003	2003	2002

	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$361,161	$314,038	$314,038
Marketable securities	2,247	246,945	246,945
Investment in debt securities	158,516	—	—
Accounts receivable, net of allowance for doubtful accounts of $39,804 at June 30, 2003; and $37,030, at January 1, 2003 and at December 31, 2002, respectively	109,415	116,541	116,541
Other current assets	18,884	35,192	83,480

Total current assets	650,223	712,716	761,004
Property and equipment, net	475,288	476,588	2,780,589
Fixed wireless licenses and other intangibles, net	122,596	135,678	984,614
Other assets, net	45,924	23,108	59,289

Total assets	$1,294,031	$1,348,090	$4,585,496
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$62,747	$67,268	$63,729
Accrued liabilities	200,713	235,192	266,102
Current liabilities subject to compromise	—	—	5,497,207

Total current liabilities	263,460	302,460	5,827,038
Long-term liabilities not subject to compromise	—	—	75,242
Long-term liabilities subject to compromise	—	—	7,182
Long-term debt	517,274	500,000	—
Other long-term liabilities	74,645	70,630	—

Total liabilities	855,379	873,090	5,909,462
Predecessor XO redeemable preferred stock: par value $0.01 per share, 25,000,000 shares authorized: 7,856,918 shares issued and outstanding, aggregate liquidation preference of $1,693,293, subject to compromise	—	—	1,708,316
Commitments and contingencies
Stockholders’ equity (deficit):
Reorganized XO preferred stock: par value $0.01 per share, 200,000,000 shares authorized: none issued	—	—	—
Reorganized XO common stock, par value $0.01 per share, 1,000,000,000 shares authorized: 95,740,826 and 95,000,001 shares issued and outstanding on June 30, 2003 and January 1, 2003, respectively	478,957	475,000	—
Predecessor XO common stock, par value $0.02 per share, Class A, 1,000,000,000 shares authorized:
331,033,219 shares issued and outstanding, Class B, 120,000,000 shares authorized: 104,423,158 shares issued and outstanding	—	—	4,628,139
Deferred compensation	—	—	(8,500)
Accumulated other comprehensive income	19	—	2,512
Accumulated deficit	(40,324)	—	(7,654,433)

Total stockholders’ equity (deficit)	438,652	475,000	(3,032,282)

Total liabilities and stockholders’ equity (deficit)	$1,294,031	$1,348,090	$4,585,496

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Reorganized XO	Predecessor XO
	Three months ended	Three months ended
	June 30,	June 30,
	2003	2002

Revenue	$283,918	$325,480
Costs and expenses:
Cost of service	104,898	134,346
Selling, operating, and general	165,042	188,253
Stock-based compensation	—	8,891
Depreciation and amortization	27,238	167,843
Restructuring and asset write-downs	—	2,918

Total costs and expenses	297,178	502,251
Loss from operations	(13,260)	(176,771)
Interest income	4,671	4,225
Interest expense, net (contractual interest was $121,512 for the three months ended June 30, 2002)	(11,687)	(104,419)
Other income, net	440	2
Reorganization expense, net	—	(69,170)

Net loss	(19,836)	(346,133)
Recognition of preferred stock modification fee, net – reorganization item	—	78,703
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	(19,421)

Net loss applicable to common shares	$(19,836)	$(286,851)

Net loss per common share, basic and diluted:
Net loss	(0.21)	(0.78)
Recognition of preferred stock modification fee, net – reorganization item	—	0.17
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	(0.04)

Net loss per common share, basic and diluted	$(0.21)	$(0.65)

Weighted average shares, basic and diluted	95,129,610	442,219,619

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Reorganized XO	Predecessor XO
	Six months ended	Six months ended	Predecessor XO
	June 30,	June 30,	January 1,
	2003	2002	2003

Revenue	$570,011	$658,885	$—
Costs and expenses:
Cost of service	212,404	274,713	—
Selling, operating, and general	331,277	393,503	—
Stock-based compensation	—	17,986	—
Depreciation and amortization	53,605	329,199	—
Restructuring and asset write-downs	—	2,918	—

Total costs and expenses	597,286	1,018,319	—
Loss from operations	(27,275)	(359,434)	—
Interest income	7,881	9,765	—
Interest expense, net (contractual interest was $241,115 for the six months ended June 30, 2002)	(21,370)	(225,145)	—
Other income (loss), net	440	(200)	—
Reorganization gain (expense), net	—	(70,146)	3,032,282

Net income (loss) before cumulative effect of accounting change	(40,324)	(645,160)	3,032,282
Cumulative effect of accounting change	—	(1,876,626)	—

Net income (loss)	(40,324)	(2,521,786)	3,032,282
Recognition of preferred stock modification fee, net – reorganization item	—	78,703	—
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	(42,247)	—

Net income (loss) applicable to common shares	$(40,324)	$(2,485,330)	$3,032,282

Net income (loss) per common share, basic and diluted:
Net income (loss) before cumulative effect of accounting change	$(0.42)	$(1.46)	$6.86
Cumulative effect of accounting change	—	(4.24)	—

Net income (loss)	(0.42)	(5.70)	6.86
Recognition of preferred stock modification fee, net – reorganization item	—	0.17	—
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	(0.09)	—

Net income (loss) per common share, basic and diluted	$(0.42)	$(5.62)	$6.86

Weighted average shares, basic and diluted	95,071,784	442,212,843	441,964,342

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Reorganized XO	Predecessor XO
	Six months ended	Six months ended	Predecessor XO
	June 30,	June 30,	January 1,
	2003	2002	2003

OPERATING ACTIVITIES:
Net income (loss)	$(40,324)	$(2,521,786)	$3,032,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash reorganization items	—	57,189	(3,032,282)
Depreciation and amortization	53,605	329,199	—
Stock-based compensation	—	17,986	—
Cumulative effect of accounting change	—	1,876,626	—
Accretion of interest	21,234	—	—
Changes in assets and liabilities:
Accounts receivable	11,310	42,617	—
Other assets	6,057	(17,845)	—
Accounts payable	(120)		—
Accrued liabilities	(30,010)		—
Other liabilities subject to compromise	—	197,572	—
Other liabilities not subject to compromise	—	(45,733)	—

Net cash provided by (used in) operating activities	21,752	(64,175)	—
INVESTING ACTIVITIES:
Purchases of property and equipment	(38,994)	(149,467)	—
Sales of marketable securities	312,232	317,643	—
Purchases of marketable securities and debt securities	(226,030)	(15,786)	—
Purchases of escrowed/pledged securities	(25,000)	—	—

Net cash provided by investing activities	22,208	152,390	—
FINANCING ACTIVITIES:
Repayments of capital leases	(541)	(5,096)
Proceeds from issuance of common stock	3,704	—	—

Net cash provided by (used in) financing activities	3,163	(5,096)	—
Effect of exchange rate changes on cash	—	(1,256)	—

Net increase in cash and cash equivalents	47,123	81,863	—
Cash and cash equivalents, beginning of period	314,038	246,189	314,038

Cash and cash equivalents, end of period	$361,161	$328,052	$314,038

SUPPLEMENTAL DATA:
Non-cash financing and investing activities:
Accrued redeemable preferred stock dividends, payable in shares of redeemable preferred stock	$—	$45,683	$—
Cash paid for interest	$292	$30,452	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of XO Communications, Inc. (“XO Parent”) and its subsidiaries (together with its predecessors, collectively referred to as the “Company” or “XO”) are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial statements and the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. As discussed further in note 2, the condensed consolidated statements of operations and cash flows for reorganized XO for the three and six months ended June 30, 2003, show the operations of the reorganized Company from and including January 1, 2003, the date that the reorganized Company applied fresh start accounting, through June 30, 2003. Predecessor XO’s January 1, 2003 statements of operations and cash flows reflect only the effect of the reorganization and the application of fresh start as of such date and do not reflect any operating results. Operating results for the three and six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarterly period, or for the year ending December 31, 2003. In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of XO, included in its Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”).

     As further discussed in the 2002 Annual Report, on June 17, 2002 (the “Petition Date”), XO Parent filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). XO Parent emerged from the Bankruptcy Court proceedings pursuant to the terms of its third amended plan of reorganization (the “Plan of Reorganization”) on January 16, 2003 (the “Effective Date”). As discussed in note 2, the Company implemented the fresh start accounting provisions (“fresh start”) of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”) as of January 1, 2003. Under fresh start, the fair value of the reorganized Company was allocated among its assets and liabilities, and its accumulated deficit as of January 1, 2003 was eliminated. As discussed in note 2, the implementation of fresh start has resulted in a substantial reduction in the carrying value of the Company’s long-lived assets, including property and equipment, fixed wireless licenses, other intangible assets and other noncurrent assets. As a result, the predecessor financial statements are not comparable to financial statements of the reorganized Company.

2. REORGANIZATION AND FRESH START ACCOUNTING

     On the Effective Date, XO Parent consummated its Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. As described in more detail in the 2002 Annual Report, the consummation of the Plan of Reorganization resulted in the following changes in XO Parent’s capital structure:

•	The conversion of $1.0 billion of loans under its pre-petition secured credit facility into $500.0 million of outstanding principal amount under a new credit agreement (the “New Credit Agreement”);

•	The extinguishment of all amounts due under its pre-petition unsecured senior and subordinated notes and certain general unsecured obligations;

•	The cancellation of all outstanding shares and interests in its pre-petition preferred stock and pre-petition common stock; and

•	The issuance of approximately 95.0 million shares of common stock of the reorganized Company (“New Common Stock”) and warrants to purchase up to an additional 23.75 million shares of New Common Stock of the reorganized Company. As part of the distribution process, XO Parent is holding approximately 1.0 million shares of New Common Stock and warrants to purchase approximately 6.2 million shares of New Common Stock in a reserve for distribution to holders of XO Parent’s pre-petition unsecured senior notes and pre-petition general unsecured claims after the resolution of disputed bankruptcy claims.

     In accordance with the Plan of Reorganization, XO Parent intends to issue to certain holders of claims of interest in XO Parent, who held such claims and/or interests as of the November 15, 2002 record date, rights to subscribe for up to 40.0 million shares of New Common Stock, at $5.00 per share, through a rights offering, (the “Rights Offering”). In addition, pursuant to a stipulation relating to the settlement of a claim made against XO Parent purportedly on behalf of its shareholders (the “Stockholder Stipulation”), holders of shares of pre-petition class A common stock of XO Parent will receive additional nontransferable rights exercisable for up to 3.3 million shares of New Common Stock to the extent that the rights otherwise allocable to such holders in the Rights Offering are exercisable for less than 3.3 million shares of New Common Stock, at $5.00 per share. Accordingly, not less than 40.0 million shares and not more than 43.3 million shares will be offered in the Rights Offering. XO Parent filed a registration statement with the Commission on July 22, 2003 with respect to the shares of New Common Stock issuable upon exercise of these rights.

     The Company adopted fresh start as of January 1, 2003. Although the Effective Date of the Plan of Reorganization was January 16, 2003, due to the immateriality of the results of operations for the period between January 1, 2003 and the Effective Date, the Company has accounted for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implemented fresh start as of that date. Fresh start required that the Company adjust the historical cost of its assets and liabilities to their fair values as determined by the reorganization value of the Company and that the reorganization value be allocated among the reorganized entity’s net assets in conformity with procedures specified by SFAS No. 141, “Business Combinations,” (“SFAS No. 141”). The Company engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company’s assets and liabilities by determining the fair market value of its property and equipment, intangible assets and certain obligations related to its facility leases. The accompanying January 1, 2003 statement of operations and balance sheet show the impact of this valuation, but do not reflect any of the Company’s operating results as attributable to that date. A reconciliation of the adjustments recorded in connection with the reorganization and the adoption of fresh start is presented below (in thousands):

	Predecessor XO					Reorganized XO
	December 31,					January 1,
	2002				Fresh Start	2003
	(Audited)	Reorganization			Adjustments (d)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$314,038	$—			$—	$314,038
Marketable securities	246,945	—			—	246,945
Accounts receivable, net	116,541	—			—	116,541
Other current assets	83,480	—			(48,288)	35,192

Total current assets	761,004	—			(48,288)	712,716
Property and equipment, net	2,780,589	—			(2,304,001)	476,588
Fixed wireless licenses and other intangibles, net	984,614	—			(848,936)	135,678
Other assets, net	59,289	—			(36,181)	23,108

Total assets	$4,585,496	$—			$(3,237,406)	$1,348,090

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$63,729	$—			$3,539	$67,268
Accrued liabilities	266,102	—			(30,910)	235,192
Current liabilities subject to compromise	5,497,207	(5,466,667)	(a	)	(30,540)	—

Total current liabilities	5,827,038	(5,466,667)			(57,911)	302,460

Long-term debt	—	500,000	(b	)	—	500,000
Other long-term liabilities	75,242	—			(4,612)	70,630
Long-term liabilities subject to compromise	7,182	—			(7,182)	—

Total liabilities	5,909,462	(4,966,667)			(69,705)	873,090
Predecessor XO redeemable preferred stock – subject to compromise	1,708,316	(1,708,316)	(a	)	—	—
Stockholders’ (deficit) equity:
Predecessor XO common stock	4,628,139	—			(4,628,139)	—
Reorganized XO common stock and warrants	—	475,000	(c	)	—	475,000
Deferred compensation	(8,500)	—			8,500	—
Accumulated other comprehensive income	2,512	—			(2,512)	—
Accumulated deficit	(7,654,433)	6,199,983			1,454,450	—

Total stockholders’ (deficit) equity	(3,032,282)	6,674,983			(3,167,701)	475,000

Total liabilities and stockholders’ (deficit) equity	$4,585,496	$—			$(3,237,406)	$1,348,090

(a)	To record the discharge of pre-petition indebtedness, including a $1.0 billion credit facility, $4.2 billion of senior and convertible subordinated notes, $245.2 million of accrued interest, the elimination of $1.7 billion of pre-petition redeemable preferred stock and $50.6 million of accrued dividends all in accordance with the Plan of Reorganization.

(b)	To record the outstanding principal under the New Credit Agreement, in accordance with the Plan of Reorganization.

(c)	To record the issuance of New Common Stock and warrants in accordance with the Plan of Reorganization.

(d)	To adjust the carrying value of assets, liabilities and stockholders’ equity to fair value, in accordance with fresh start.

     Reorganization gain, net on January 1, 2003 consisted of the following (dollars in thousands):

Net gain resulting from reorganization of debt, preferred stock and equity	$6,199,983
Net loss resulting from fresh start fair value adjustments to assets and liabilities	(3,167,701)

Total reorganization gain, net	$3,032,282

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

     Investment in Debt Securities

     Investment in debt securities at June 30, 2003 consists of investments in senior secured bank debt of Global Crossing Ltd. and Global Crossing Holdings Ltd. (collectively “Global Crossing”), a telecommunications company which is currently in Chapter 11 reorganization proceedings, see also note 12. The debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems. Accordingly, XO is currently reporting all Global Crossing debt securities at cost and has not accrued any interest income on this investment.

     Long-Lived Assets

     Long-lived assets includes property and equipment, fixed wireless licenses, and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of June 30, 2003. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

     Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if an event indicates that the asset might be impaired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), the fair value of these intangible assets is determined based on a discounted cash flow methodology.

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

     Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is provided using the straight-line method over the shorter of the estimated useful lives of the leased assets or the related lease term.

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

     Fixed Wireless Licenses and Other Intangibles

     Fixed wireless licenses acquired prior to December 31, 2002 are stated at their fair values at January 1, 2003, as required by fresh start, net of subsequent amortization. The reorganized Company is amortizing these licenses over an estimated useful life of 10 years based on the initial license term granted by the Federal Communications Commission. Amortization commences when commercial service using fixed wireless technology is deployed in the license’s geographic area.

     Other intangibles of the Company are valued at fair value as required by the provisions of fresh start and SFAS No. 141 and consist of customer relationships, internally developed technology and XO’s trade name. The customer relationships and internally developed technology are being amortized using the straight-line method over their estimated useful lives of three years. The XO trade name was determined to have an indefinite life. Accordingly, it is not subject to amortization; however, it is reviewed at least annually for impairment as required under SFAS No. 142.

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

     As of December 31, 2002, the Company had net operating loss carryforwards of approximately $4.0 billion and capital loss carryforwards of approximately $0.5 billion. As of the Effective Date, the Company recognized a substantial amount of taxable income from the cancellation of indebtedness, eliminating a substantial portion of these capital and net operating loss carryforwards. Other tax attributes, including property bases, have also been reduced. Any surviving capital or net operating loss carryforwards will be subject to limitations imposed under the ownership change rules in the U.S. Internal Revenue Code. As discussed in more detail in note 10, the Company will join with the affiliated group of corporations controlled by Mr. Carl C. Icahn in filing a consolidated federal income tax return for periods following the Effective Date.

     Revenue Recognition

     Revenues from telecommunications services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

     Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with service installations and other non-recurring charges are deferred and recognized ratably over the estimated customer life.

     The Company establishes allowances for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expense. The Company assesses the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of its customers. The Company believes that the established valuation allowances were adequate as of June 30, 2003 and December 31, 2002. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, XO’s estimate of the recoverability of its trade receivables could be further reduced.

     Revenue from the sale or lease of unlit network capacity is recognized upon consummation of the transaction and the acquirer’s acceptance of the capacity in instances when the Company receives upfront cash payments and is contractually obligated to transfer title to the specified capacity at the end of the contract term. If the transaction does not meet these criteria, revenue is recognized ratably over the contract term. There were no sales of unlit capacity during the reported periods.

     Cost of Service

     Cost of service includes expenses directly associated with providing telecommunications services to customers, including, among other items, the cost of connecting customers to the Company’s networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. All such costs are expensed as incurred. The Company accrues for the expected costs of services received from third party telecommunications providers during the period the services are rendered. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. The Company accrues for all invoiced amounts, even amounts in dispute, as these amounts represent contingent liabilities that are considered probable and measurable. Disputes resolved in the Company’s favor may reduce cost of service in the period the dispute is settled and typically reflect costs paid in the prior periods. Because the period of time required to resolve these types of disputes often lapses over several quarters, the benefits associated with the favorable resolution of such disputes normally are realized in periods subsequent to the accrual of the disputed invoice. During the first half of 2003, the settlements resulted in approximately $12.4 million of net benefit to cost of service.

     Net Income (Loss) Per Share

     Net income (loss) per common share, basic and diluted, is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options and warrants are anti-dilutive.

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

     As allowed by SFAS No. 148, the Company has chosen to continue to account for compensation cost associated with its employee stock plan in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) adopting the disclosure-only provisions of SFAS No. 123. Under this method, no compensation expense is recorded if stock options are granted at an exercise price equal to the fair market value of the Company’s stock on the grant date. If the Company had adopted the fair value method of accounting for its stock awards, stock-based compensation would have been determined based on the fair value for all stock awards at the grant date using a Black-Scholes pricing model and the assumptions noted below. The

Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, under the fair value method would have been as follows (dollars in thousands, except per share data):

	Reorganized XO	Predecessor XO
	Three months ended	Three months ended
	June 30, 2003	June 30, 2002

Net loss applicable to common shares, as reported	$(19,836)	$(286,851)
Add: Stock-based employee compensation expense included in net loss applicable to common shares, as reported	—	8,891
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards, net of related tax effects	(3,957)	(366)

Pro forma net loss	$(23,793)	$(278,326)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted – as reported	$(0.21)	$(0.65)

Net loss per common share, basic and diluted – pro forma	$(0.25)	$(0.63)

Black Scholes Assumptions:
Expected volatility	75.0%	125.0%
Risk free interest rate	2.4%	4.0%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Weighted average fair value per share at grant date	$2.73	$0.11

	Reorganized XO	Predecessor XO
	Six months ended	Six months ended
	June 30, 2003	June 30, 2002

Net loss applicable to common shares, as reported	$(40,324)	$(2,485,330)
Add: Stock-based employee compensation expense included in net loss applicable to common shares, as reported	—	17,986
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards, net of related tax effects	(7,995)	(732)

Pro forma net loss	$(48,319)	$(2,468,076)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted – as reported	$(0.42)	$(5.62)

Net loss per common share, basic and diluted – pro forma	$(0.51)	$(5.58)

Black Scholes Assumptions:
Expected volatility	75.0%	125.0%
Risk free interest rate	2.6%	4.0%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Weighted average fair value per share at grant date	$2.83	$0.11

     Comprehensive Loss

     Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments and, for any periods prior to second quarter 2002, foreign currency translation adjustments relating to the Company’s European operations, which were disposed of in February 2002.

     Concentration of Credit Risk

     During the second quarter of 2003, XO liquidated its entire portfolio of marketable securities which consisted of an investment portfolio containing U.S. government agency issued and other securities with a duration of less than one year. The Company invested a portion of the proceeds, $158.5 million, in $761.1 million principal amount of senior secured bank debt of Global Crossing, a telecommunications company which is currently in reorganization proceedings. The debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems. If the Company chooses to liquidate its investment in this debt, it may not be able to locate a buyer that would allow it to liquidate the debt in a timely fashion to recover the amount paid. Accordingly, it cannot be assured that the Company will be able to dispose of the investment for an amount equal to or greater than the amount it paid for it, or that any distribution that may be received upon consummation of Global Crossing’s bankruptcy case will have a value equal to or greater than this investment.

     Other financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Although the Company’s trade receivables are geographically dispersed and include customers in many different industries, a portion of the Company’s revenue is generated from services provided to other telecommunications service providers. Several of these companies have filed for protection under Chapter 11 of the Bankruptcy Code. The Company believes that its established valuation and credit allowances are adequate as of June 30, 2003 to cover these risks.

     Fair Value of Financial Instruments

     SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS No. 107”), requires disclosure of fair value information about financial instruments, for which it is practicable to estimate the value. The carrying amounts for the Company’s financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities with the exception of the investment in debt securities which consists primarily of senior secured bank debt of Global Crossing, a telecommunications company which is currently in reorganization proceedings. The Global Crossing debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems and is therefore recorded at cost. Management believes that fair market value approximates cost for this investment.

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”), which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which a legal or contractual removal obligation is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, SFAS No. 143 requires the liability to be recognized when a reasonable estimate of the fair value can be made. As required by SOP 90-7, we implemented SFAS No. 143 on January 1, 2003, in conjunction with the implementation of fresh start and recorded an estimated asset retirement obligation of $12.0 million, as disclosed in note 5 to the accompanying condensed consolidated financial statements.

     Effective January 1, 2003, the Company adopted SFAS No. 145, “Rescission of the Financial Accounting Standards Board (the “FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (“SFAS No. 145”), which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). The adoption of SFAS No. 145 had no effect on the Company’s financial position or results of operations for the reported periods. The Company recognized extraordinary gains from debt repurchases in the third and fourth quarters of 2001. In the future, such gains will be reclassified in the respective consolidated statements of operations in accordance with SFAS No. 145.

     Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon managements’ commitment to an exit plan, which is generally before an actual liability has been incurred. In the six months ended June 30, 2003, the Company did not have any exit or disposal activities after December 31, 2002; however, the provisions of SFAS No. 146 were implemented in conjunction with the Company’s implementation of fresh start. Accordingly, as discussed in note 6, the Company’s remaining restructuring accrual has been reduced to its net present value.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS No. 148”) which amends SFAS No. 123, “Accounting for Stock-Based Compensation,”

(“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” or APB No. 28, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 28. Effective January 1, 2003, we adopted the disclosure provisions of SFAS No. 148. As allowed by SFAS No. 148, we have chosen to continue to account for compensation cost associated with our employee stock plans in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25.

     In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”), which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004. We do not believe the adoption of SFAS No. 150 will have a material impact on our consolidated financial statements.

4. LONG-LIVED ASSETS

     As discussed in note 2, the Company applied fresh start on January 1, 2003. Accordingly its property and equipment, fixed wireless licenses and other intangible assets as of January 1, 2003, have been recorded at their then fair values. Purchases of long-lived assets during 2003 have been recorded at cost.

     As of June 30, 2003, the Company had approximately $598 million of long-lived assets, including approximately $98 million of construction-in-progress and certain fixed wireless licenses that are not currently ready for their intended use or placed into service. Accordingly, these long-lived assets are not being depreciated or amortized.

     Property and Equipment

     Property and equipment consisted of the following components (dollars in thousands):

	Reorganized XO	Reorganized XO	Predecessor XO
	June 30,	January 1,	December 31,
	2003	2003	2002

Telecommunications networks and acquired bandwidth	$368,727	$359,247	$2,920,819
Furniture, fixtures, equipment, and other	72,161	61,501	656,994

	440,888	420,748	3,577,813
Less accumulated depreciation	(40,274)	—	(1,165,216)

	400,614	420,748	2,412,597
Network construction-in-progress	74,674	55,840	367,992

	$475,288	$476,588	$2,780,589

     Depreciation expense related to property and equipment for the reorganized Company’s three and six months ended June 30, 2003 was $20.7 million and $40.5 million, respectively, and for the predecessor Company’s three and six months ended June 30, 2002 was $141.5 million and $276.5 million, respectively.

     Fixed Wireless Licenses and Other Intangibles

     Fixed wireless licenses and other intangible assets consisted of the following components (dollars in thousands):

	Reorganized XO	Reorganized XO	Predecessor XO
	June 30,	January 1,	December 31,
	2003	2003	2002

Fixed wireless licenses	$59,508	$59,508	$997,942
Customer relationships	49,987	49,987	123,745
Internally developed technology	9,521	9,521	—
Acquired technology	—	—	130,515
Other	—	—	35,413

	119,016	119,016	1,287,615
Less accumulated amortization	(13,082)	—	(303,001)

	105,934	119,016	984,614
XO Trade name – indefinite life asset	16,662	16,662	—

	$122,596	$135,678	$984,614

     Amortization expense related to intangible assets for the reorganized Company’s three and six months ended June 30, 2003 was $6.5 million and $13.1 million, respectively, and for the predecessor Company’s three and six months ended June 30, 2002 was $26.4 million and $52.7 million, respectively.

     Goodwill

     In July 2001, SFAS No. 142 was issued and revised the accounting for purchased goodwill and intangible assets and superseded APB Opinion No. 17, “Intangible Assets” (“APB No. 17”). As described in greater detail in the 2002 Annual Report, the predecessor Company performed the required impairment tests of goodwill as of January 1, 2002, and as a result, during the first quarter of 2002, the predecessor Company recorded a $1,876.6 million adjustment as a cumulative effect of accounting change to write-off all of its goodwill.

5. ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) was issued which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which the entity makes the legal or contractual commitment related to the removal obligation if a reasonable estimate of fair value can be made. The Company implemented SFAS No. 143 on January 1, 2003 in conjunction with its implementation of fresh start.

     The Company leases Internet data center facilities and various technical sites. Terminating and decommissioning these locations would require the removal of any XO assets and restoration of the leased space to its original condition. Accordingly, upon adoption of SFAS No. 143, the Company recorded an estimated asset retirement obligation of $12.0 million, which was estimated using management’s best estimate of the expected cash flows. The present value of the asset retirement obligation was calculated using a discount rate of 8.0% over a period of 5-20 years, which is representative of the estimated remaining period XO will occupy its data centers and technical facilities.

6. RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS

     During the second half of 2001, and the first half of 2002, the Company implemented a plan to restructure certain of its business operations. The restructuring plan included reducing the Company’s discretionary spending, capital expenditures and workforce based on its assessment at that time of current and expected future market conditions and the divestiture of its European operations. As of June 30, 2003, the remaining restructuring accrual was $36.2 million, which relates primarily to payments due to landlords on exited leased facilities. The restructuring accrual has decreased from $79.0 million as of December 31, 2002, primarily due to payments associated with exited leased facilities and adjustments made in conjunction with the Company’s implementation of fresh start to appropriately reflect the remaining accrual at its net present value in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

7. LONG-TERM DEBT

     As discussed in the 2002 Annual Report and in note 2, upon the Effective Date, the $1.0 billion of loans under the pre-petition senior secured credit facility were converted into 90.25 million shares of New Common Stock of the reorganized Company and $500.0 million of outstanding principal amount of loans under the New Credit Agreement. The maturity date of the outstanding principal under the New Credit Agreement is July 15, 2009 and automatic and permanent quarterly reductions of the principal amount commence on October 15, 2007. The security for the New Credit Agreement consists of all assets of XO Parent, including stock of its direct and indirect subsidiaries, and all assets of virtually all of those subsidiaries. The New Credit Agreement limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to minimum cash balance and EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and maximum capital expenditures. Under certain circumstances, the New Credit Agreement permits the Company to obtain a senior secured facility of up to $200.0 million, subject to reduction in an amount equal to any proceeds received from the exercise of rights in the Rights Offering. At June 30, 2003, long-term debt of $517.3 million including $500.0 million principal amount outstanding on the New Credit Agreement and $17.3 million of accrued interest thereon. Approximately 85% of the underlying loans of the New Credit Agreement are held by Arnos Corp., an entity controlled by Mr. Carl C. Icahn, (“Mr. Icahn”) Chairman and controlling shareholder of XO.

     The Company is not required to pay cash interest accrued on the principal amount under the New Credit Agreement until it meets certain financial ratios; however the Company can elect to begin paying interest in cash prior to the required date. Loans under the New Credit Agreement bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate, plus in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At June 30, 2003, the annualized weighted average interest rate applicable to outstanding borrowings under the New Credit Agreement was 7.54%.

     Also upon the Effective Date, all of XO Parent’s pre-petition unsecured senior notes and pre-petition general unsecured claims were cancelled in exchange for (i) 4.75 million shares of New Common Stock of the reorganized Company, (ii) warrants to purchase shares up to an additional 23.75 million shares of New Common Stock of the reorganized Company (iii) rights to purchase shares of New Common Stock in accordance with the terms of the Rights Offering and (iv) a portion of the cash consideration received by XO Parent in connection with the settlement and termination of the proposed investment transaction that was the basis for the first restructuring alternative contemplated by the Plan of Reorganization. As part of the distribution process, XO Parent is holding approximately 1.0 million shares of New Common Stock and warrants to purchase approximately 6.2 million shares of New Common Stock in a reserve for distribution to holders of XO Parent’s pre-petition unsecured senior notes and pre-petition general unsecured claims. These securities will be distributed upon final resolution of disputed XO Parent bankruptcy claims. Holders of pre-petition subordinated notes of XO Parent had their securities cancelled, and received a cash payment under certain terms as defined by the Plan of Reorganization and are entitled to participate in the Rights Offering.

8. STOCKHOLDERS’ EQUITY

     Pursuant to the Company’s Certificate of Incorporation that was adopted in connection with the Plan of Reorganization, the Company has the authority to issue 1,000.0 million shares of New Common Stock and 200.0 million shares of new undesignated preferred stock. As of June 30, 2003, approximately 95.7 million shares of New Common Stock had been issued, more than 80% of which were owned and controlled by Cardiff Holding LLC (“Cardiff”), a Delaware limited liability company controlled by Mr. Icahn. As part of the distribution process, XO Parent is holding approximately 1.0 million shares of New Common Stock for distribution to XO Parent’s pre-petition unsecured senior notes and pre-petition unsecured general claims after the resolution of disputed bankruptcy claims.

     As a result of the cancellation of the pre-petition senior notes and pre-petition general unsecured claims, discussed in note 2, pursuant to the Plan of Reorganization on January 16, 2003, such holders were granted, among other consideration, warrants to purchase shares up to an additional 23.75 million shares of New Common Stock.

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

     As part of the distribution process, XO Parent is holding Series A Warrants to purchase approximately 2.5 million shares of New Common Stock, Series B Warrants to purchase approximately 1.8 million shares of New Common Stock and Series C Warrants to purchase approximately 1.8 million shares of New Common Stock in a reserve for distribution to holders of XO Parent’s pre-petition unsecured senior notes and pre-petition general unsecured claims after the resolution of disputed bankruptcy claims. The warrants are included in reorganized XO’s common stock in the accompanying condensed consolidated balance sheet. The warrants will expire 7 years after the date of issuance. The exercise price applicable to each respective series of warrants is subject to adjustment in certain events. Upon final distribution of warrants under the Plan of Reorganization, XO estimates Cardiff will own Series A Warrants to purchase approximately 3.0 million shares of New Common Stock, Series B Warrants to purchase approximately 2.3 million shares of New Common Stock, and Series C Warrants to purchase approximately 2.3 million shares of New Common Stock.

     In accordance with the Plan of Reorganization, XO Parent intends to issue to certain holders of claims of interest in XO Parent, who held such claims and/or interests as of the November 15, 2002 record date, rights to subscribe up to 40.0 million shares of New Common Stock, at $5.00 per share, through the Rights Offering. In addition, pursuant to the Stockholder Stipulation, holders of shares of pre-petition class A common stock of XO Parent will receive additional nontransferable rights exercisable for up to 3.3 million shares of New Common Stock to the extent that the rights otherwise allocable to such holders in the Rights Offering are exercisable for less than 3.3 million shares of New Common Stock at $5.00 per share. Accordingly, not less than 40.0 million shares and not more than 43.3 million shares will be offered in the Rights Offering. XO Parent filed a registration statement with the Commission on July 22, 2003 with respect to the shares of New Common Stock issuable upon exercise of these rights. The Rights Offering is not expected to commence prior to final disposition by the Bankruptcy Court of pending general unsecured claims. Any proceeds will be used to pay down principal outstanding under the New Credit Agreement.

     The Company’s pre-petition Class A common stock stopped trading on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (the “OTCBB”) as of the Effective Date, and the Company’s New Common Stock began trading on the OTCBB and the pink sheets (www.pinksheets.com) under the symbol “XOCM” shortly thereafter. Pursuant to the Plan of Reorganization, all interests in the Company’s pre-petition Class A and Class B common stock were terminated as of the Effective Date. As discussed in note 2, the Company’s pre-petition redeemable preferred stock was cancelled and discharged and the holders of such securities received no distribution under the Plan of Reorganization, but are entitled to participate in the Rights Offering.

     The Company has a stock option plan that can further dilute investors if exercised. This plan is discussed further in note 11. On June 30, 2003, there were 9.5 million in-the-money warrants and 2.6 million exercisable in-the-money stock options, which, if exercised, would have resulted in an additional 12.1 million shares of New Common Stock being issued.

9. OPERATING SEGMENTS

     The Company operates its business as one telecommunications segment and classifies its products and services revenues offered by its telecommunications services segment into voice services, data services and integrated voice and data services (dollars in thousands):

	Reorganized XO	Predecessor XO	Reorganized XO	Predecessor XO
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Voice services	$150,020	$175,321	$300,743	$344,155
Data services	97,321	118,630	199,298	254,391
Integrated voice and data	36,577	31,529	69,970	60,339

Total revenue	$283,918	$325,480	$570,011	$658,885

10. RELATED PARTY TRANSACTIONS

     After the initial distribution of New Common Stock pursuant to the Plan of Reorganization, Cardiff Holding LLC, a Delaware limited liability company controlled by Mr. Icahn, holds more than 80% of the outstanding shares of New Common Stock. Of the warrants to be distributed under the Plan of Reorganization to holders of the pre-petition senior unsecured notes, it is estimated Cardiff will receive Series A Warrants to purchase approximately 3.0 million shares of New Common Stock, Series B Warrants to purchase approximately 2.3 million shares of New Common Stock, and Series C Warrants to purchase approximately 2.3 million shares of New Common Stock. As companies controlled by Mr. Icahn owned portions of XO’s predecessor unsecured debt, they are claimants in the Company’s bankruptcy reorganization and will receive approximately 30% of the rights to participate in its Rights Offering. If the Icahn affiliates elect to exercise these rights they could acquire additional shares of New Common Stock. In addition, approximately 85% of the $500.0 million in loans outstanding under the New Credit Agreement are held by Arnos Corp., an entity which is also controlled by Mr. Icahn.

     Mr. Icahn, through various entities that he owns or controls, has the right to require XO to register, under the Securities Act of 1933, shares of New Common Stock held by such entities and to include shares of New Common Stock held by them in certain registration statements filed by XO, pursuant to a Registration Rights Agreement approved by the Bankruptcy Court in connection with the Company’s Chapter 11 proceedings.

     In February 2003, Dixon Properties, LLC (“Dixon”), which is controlled by Mr. Icahn, acquired ownership of the building in which XO headquarters is located in a transaction that was approved by the Bankruptcy Court. XO currently leases approximately 170,000 square feet of space in that building. In connection with Dixon’s purchase of the building, it assumed the Company’s existing lease agreement and amended the lease to include certain terms that are more favorable to the Company. Pursuant to the assumed lease agreement, XO has paid $1.6 million in lease expense to Dixon through June 30, 2003 and XO is obligated to pay approximately $17.0 million in the aggregate to Dixon through the expiration of the initial term of the lease, which is November 30, 2007.

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

     The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. For the three and six months ended June 30, 2003, the total revenue recognized and contracted on such services was less than $0.3 million.

11. STOCK-BASED COMPENSATION

     Upon the Effective Date of the Plan of Reorganization, all options under the predecessor XO stock option plans were cancelled and the plans were terminated. Upon the Effective Date of the Plan of Reorganization, the XO Communications, Inc. 2002 Stock Incentive Plan (“the 2002 Stock Incentive Plan”) was adopted. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of New Common Stock in the form of restricted stock or options to purchase stock. Non-qualified options to purchase 10.0 million shares of New Common Stock have been granted and are outstanding as of June 30, 2003.

     On June 20, 2003, XO filed a registration statement covering the offer and sale of stock options and stock appreciation rights (“SARs”) to be granted in conjunction with the 2003 Employee Retention and Incentive Plan (the “Retention Plan”) for an aggregate award of 1.9 million shares of New Common Stock. (the “Retention Plan Awards”). Approximately 200,000 options and approximately 10,500, SARs will be granted in the third quarter of 2003, fifty percent of which will be vested and exercisable on the date of grant, with the remaining fifty percent vesting ratably every month for twenty four months following the month of grant. Additional grants may be made in 2004 if the Company attains certain financial goals in the second half of 2003. The financial goals and the terms of the Retention Plan were established by the Company’s Board of Directors. The per share exercise price for the Retention Plan Awards was set at eighty percent of the fair market value of one share of Common Stock on the effective date of the Retention Plan, or $5.84. Any compensation expense will be recorded based on the associated vesting period.

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

     Investment in Debt Securities

     During the second quarter of 2003, XO liquidated its entire portfolio of marketable securities which consisted of an investment portfolio containing U.S. government agency issued and other securities with a duration of less than one year. The Company invested a portion of the proceeds, $158.5 million, in $761.1 million principal amount of senior secured bank debt of Global Crossing, a telecommunications company which is currently in reorganization proceedings. The debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems. If the Company chooses to liquidate its investment in this debt, it may not be able to locate a buyer that would allow it to liquidate the debt in a timely fashion to recover the amount paid. Accordingly, it cannot be assured that the Company will be able to dispose of the investment for an amount equal to or greater than the amount it paid for it, or that any distribution that may be received upon consummation of Global Crossing’s bankruptcy case will have a value equal to or greater than this investment.

     Bid to Purchase Assets

     In August 2003, XO bid at a Bankruptcy Court auction on certain of the assets and business of Touch America, Inc. (“Touch America”), a facilities-based telecommunications provider serving enterprise and carrier customers in the Western, Central and Southern United States. XO’s final bid of approximately $42.5 million, less $5.6 million of pass through revenue, was the second-highest bid received in the auction. As a result, under the rules governing the auction, if the winning bidder fails to close its proposed purchase, Touch America will have the right, but not the obligation, to accept XO’s final bid. XO’s final bid was subject to a number of contractual terms including, without limitation, Touch America’s compliance with representations and warranties, the absence of any material adverse change in Touch America’s business, additional covenants, regulatory approval, and other conditions.

     Prepaid Calling Card Tax Matter

     On July 26, 2002, the Company was advised by the staff of the Commission that it was conducting an informal inquiry primarily relating to the Company’s obligations with respect to, and its accrual of liabilities for, specified federal excise and state sales tax and similar tax obligations arising in connection with prepaid calling card services and relating to certain other matters. On July 29, 2003, the Company was notified by the Commission that the investigation was terminated and no enforcement action has been recommended.

     Unfunded Affiliate Pension Obligation

     As affiliates of Mr. Icahn hold over 80% of the outstanding New Common Stock of XO Parent, applicable pension and tax laws make each member of a plan sponsor’s “controlled group” (generally defined as entities in which there is at least an 80% common ownership interest) is jointly and severally liable for certain pension plan obligations of the plan sponsor. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, (the “PBGC”) against the assets of each member of the plan sponsor’s controlled group.

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

Overview

     We provide a comprehensive array of voice and data telecommunications services to business customers. Our voice services include local and long distance, both bundled and standalone, other voice-related services such as audio conferencing, domestic and international toll free services and voicemail, and transactions processing services for prepaid calling cards. Our data services include Internet access, private data networking, including dedicated transmission capacity on our networks, virtual private network services and Ethernet services, and hosting services. We also combine many of these services in flat rate service packages. These services are offered to a variety of customers, including small, medium and large retail business, multi-location businesses and carrier or wholesale customers.

     To serve our customers’ broad and expanding telecommunications needs, we operate a network comprised of a series of rings of fiber optic cables located in the central business districts of numerous metropolitan areas, which we refer to as metro fiber networks, that are connected primarily by a network of numerous dedicated wavelengths on fiber optic cables, which we refer to as an intercity network. By integrating these networks with advanced telecommunications technologies, we are able to provide a comprehensive array of telecommunications services entirely over a network that we own or control, from the initiation of the voice or data transmission to the point of termination, which we refer to as end-to-end service. This capability enables us to provide telecommunication services between customers connected to our network and among customers with multiple locations entirely over our network.

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

Recent Events

Announcement of Offer to Acquire All of the Assets of Global Crossing Ltd. and Global Crossing Holdings Ltd.

     On May 30, 2003, we made the first of a series of offers to acquire all of the assets and business of Global Crossing Ltd. and Global Crossing Holdings, Ltd. which we collectively refer to as Global Crossing, a telecommunications company which is currently in Chapter 11 reorganization proceedings. Thereafter, we made several modifications to, and enhancements of, our initial offer, and, on June 24, 2003, commenced an offer to purchase all of the senior secured bank debt of Global Crossing that we did not already own. As a result of these series of offers, we paid approximately $158.5 million to acquire approximately $761.1 million principal amount of the approximately $2,214.0 million principal amount of such debt outstanding.

     On July 1, 2003, the United States Bankruptcy Court for the Southern District of New York approved Global Crossing’s request to extend until October 28, 2003 the exclusivity period of its existing purchase agreement with Singapore Technologies PTE. We intend to actively monitor Global Crossing’s reorganization and the regulatory proceedings that are conditions to any closing under the Singapore Technologies PTE agreement.

     Bid to Purchase Assets

     In August 2003, XO bid at a Bankruptcy Court auction on certain of the assets and business of Touch America, Inc., a facilities-based telecommunications provider serving enterprise and carrier customers in the Western, Central and Southern United States. XO’s final bid of approximately $42.5 million, less $5.6 million of pass through revenue, was the second-highest bid received in the auction. As a result, under the rules governing the auction, if the winning bidder fails to close its proposed purchase, Touch America will have the right, but not the obligation, to accept XO’s final bid. XO’s final bid was subject to a number of contractual terms including, without limitation, Touch America’s compliance with representations and warranties, the absence of any material adverse change in Touch America’s business, additional covenants, regulatory approval, and other conditions.

      Announcement of Chief Executive Officer Appointment

     On April 28, 2003, we announced that we had hired Carl J. Grivner as our new Chief Executive Officer effective May 15, 2003. Effective May 1, 2003, Mr. Grivner joined XO as a member of the newly created Office of the Chairman. Mr. Grivner’s career in the telecommunications and technology industries spans more than 25 years. He most recently served as Chief Operating Officer of Global Crossing, Ltd. Prior to joining Global Crossing in June 2000, Mr. Grivner served as Chief Executive Officer of Worldport Communications and, before that, he served as Chief Executive Officer, Western Hemisphere, of Cable & Wireless PLC. Additionally, Mr. Grivner has held various senior executive positions at Advanced Fiber Communications and Ameritech.

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

     In accordance with the terms of our Plan of Reorganization we filed a registration statement with the Securities and Exchange Commission on July 22, 2003, under which XO Parent intends to issue to certain holders of claims and/or interests in XO Parent who held such claims and/or interests as of the November 15, 2002 record date, rights to subscribe for up to 40.0 million shares of New Common Stock, at $5.00 per share through a rights offering. In addition, holders of shares of pre-petition Class A common stock of XO Parent will receive additional nontransferable rights for up to 3.3 million shares of New Common Stock at $5.00 per share to the extent that the rights otherwise allocable to such holders in the Rights Offering are exercisable for less than 3.3 million shares of New Common Stock. Accordingly, not less than 40.0 million and not more than 43.3 million shares will be offered in the Rights Offering. The Rights Offering is not expected to commence prior to final disposition by the Bankruptcy Court of pending general unsecured claims. Any proceeds from the Rights Offering will be used to retire outstanding debt of the New Credit Agreement discussed further in Liquidity and Capital Resources.

     Distributions to and Interests Held by Entities Controlled by Mr. Carl C. Icahn

     After the initial distribution of New Common Stock pursuant to the Plan of Reorganization, Cardiff Holding LLC, a Delaware limited liability company controlled by Mr. Carl C. Icahn, Chairman of XO, holds more than 80% of the outstanding shares of New Common Stock. Upon final distribution of warrants under the Plan of Reorganization, we estimate Cardiff will receive Series A Warrants to purchase approximately 3.0 million shares of New Common Stock, Series B Warrants to purchase approximately 2.3 million shares of New Common Stock, and Series C Warrants to purchase approximately 2.3 million shares of New Common Stock. As companies controlled by Mr. Icahn owned portions of our predecessor unsecured debt, they are claimants in our reorganization and will receive approximately 30% of the rights to participate in our Rights Offering. If they elect to exercise these rights they could acquire additional shares of New Common Stock. In addition, approximately 85% of the $500.0 million in loans outstanding under the New Credit Agreement are held by Arnos Corp., an entity which is also controlled by Mr. Icahn.

     Accounting Impact of Implementing the Plan of Reorganization

     Due to XO Parent’s emergence from its Chapter 11 proceeding, we have implemented the “fresh start” accounting provisions of the American Institute of Certified Public Accountants, or the AICPA, Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” to our financial statements. Fresh start requires that, upon our emergence, we establish a “fair value” basis for the carrying value of the assets and liabilities for reorganized XO. Although the effective date of the Plan of Reorganization was January 16, 2003, due to the immateriality of the results of operations for the period between January 1, 2003 and the Effective Date, we accounted for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implemented fresh start as of that date. The January 1, 2003 balance sheet included in the accompanying condensed consolidated financial statements set forth in Item 1 above, and in note 2 to such financial statements, illustrates the impact of applying fresh start.

Comparison of Financial Results

     As a consequence of the Chapter 11 reorganization, the financial results for the three and six months ended June 30, 2003 have been separately presented under the label “Reorganized XO.” The results for “Predecessor XO” for January 1, 2003 reflect solely the impact of the application of fresh start on that date. The reorganized Company has adopted the policy of expensing customer installation costs and internal labor directly associated with network construction in the period in which the costs are incurred. The predecessor Company capitalized and amortized these costs. In accordance with SOP 90-7, the reorganized Company was required to implement newly issued accounting pronouncements that would require adoption within twelve months of applying fresh start.

     The operational results for the three and six months ended June 30, 2003 are discussed below.

     Three and Six Months Ended June 30, 2003 versus Three and Six Months Ended June 30, 2002

     Revenue. Total revenue for the three months ended June 30, 2003 decreased 12.8% to $283.9 million from $325.5 million in the same period of 2002 while total revenue for the six months ended June 30, 2003 decreased 13.5% to $570.0 million from $658.9 million for the same period of 2002. This decline is primarily due to a high level of customer disconnects due to reduced demand from other telecommunications companies, customer bankruptcies in the telecommunication industry, and the weakened economy. In addition, sales productivity has declined due to fewer direct sales representatives and adverse public perception that accompanied our Chapter 11 proceedings. To increase sales activity in 2003, we have hired and continue to hire additional direct sales personnel. Programs launched in 2002 to decrease customer disconnects will continue. Given our January 16, 2003 emergence from bankruptcy and continued uncertainty in the economy and in the telecommunications industry specifically, we are unable to predict revenue trends in future periods. Revenue was earned from providing the following services (dollars in thousands):

	Reorganized XO		Predecessor XO
	Three Months Ended		Three Months Ended
	June 30,		June 30,

	2003	% of Revenue	2002	% of Revenue	% Change

Voice services	$150,020	52.8%	$175,321	53.9%	(14.4%)
Data services	97,321	34.3%	118,630	36.4%	(18.0%)
Integrated voice and data	36,577	12.9%	31,529	9.7%	16.0%

Total revenue	$283,918	100.0%	$325,480	100.0%	(12.8%)

	Reorganized XO		Predecessor XO
	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2003	% of Revenue	2002	% of Revenue	% Change

Voice services	$300,743	52.7%	$344,155	52.2%	(12.6%)
Data services	199,298	35.0%	254,391	38.6%	(21.7%)
Integrated voice and data	69,970	12.3%	60,339	9.2%	16.0%

Total revenue	$570,011	100.0%	$658,885	100.0%	(13.5%)

     Voice services revenue includes revenue from bundled local and long distance voice services, prepaid calling card processing, and other voice telecommunications based services, interactive voice response services and stand-alone long distance services. Voice services revenue for the three months ended June 30, 2003 decreased to $150.0 million from $175.3 million for the same period of 2002, and for the six months ended June 30, 2003, decreased to $300.7 million from $344.2 million in the same period of 2002. The decrease is primarily attributable to customer disconnects and usage reductions arising from customers’ downsizing due to the state of the domestic economy and reduction in sales productivity while we were in bankruptcy.

     Data services revenue includes revenue from Internet access, network access and web applications hosting services. Data services revenue for the three months ended June 30, 2003 decreased to $97.3 million from $118.6 million for the same period of 2002, and for the six months ended June 30, 2003, it decreased to $199.3 million from $254.4 million for the same period of 2002. The decline was attributable to customer bankruptcies, continued customer disconnects, and a lower demand from large customers due to reductions in those customers’ data capacity needs. The sale of our European operations in February 2002 also partially contributed to this decline.

     Integrated voice and data services revenue is generated largely from our XOptions service offerings, a flat-rate bundled package offering a combination of voice and data services. Integrated voice and data services revenue for the three months ended June 30, 2003 increased to $36.6 million from $31.5 million for the same period in 2002, and for the six months ended June 30, 2003, it increased to $70.0 million from $60.3 million in the same period of 2002. The increase is due to the acceptance in the marketplace of our XOptions service offering.

     Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Reorganized XO		Predecessor XO
	Three Months Ended		Three Months Ended
	June 30,		June 30,

	2003	% of Revenue	2002	% of Revenue	% Change

Costs and expenses:
Cost of service	$104,898	36.9%	$134,346	41.3%	(21.9%)
Selling, operating and general	165,042	58.1%	188,253	57.8%	(12.3%)
Stock-based compensation	—	—	8,891	2.7%	NM
Depreciation and amortization	27,238	9.6%	167,843	51.6%	(83.8%)
Restructuring and asset write-downs	—	—	2,918	0.9%	NM

Total	$297,178		$502,251		(40.8%)

	Reorganized XO		Predecessor XO
	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2003	% of Revenue	2002	% of Revenue	% Change

Costs and expenses:
Cost of service	$212,404	37.3%	$274,713	41.7%	(22.7%)
Selling, operating and general	331,277	58.1%	393,503	59.7%	(15.8%)
Stock-based compensation	—	—	17,986	2.7%	NM
Depreciation and amortization	53,605	9.4%	329,199	50.0%	(83.7%)
Restructuring and asset write-downs	—	—	2,918	0.4%	NM

Total	$597,286		$1,018,319		(41.3%)

NM — Not Meaningful

     Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service for the three and six months ended June 30, 2003 decreased in absolute dollars and as a percentage of revenue compared to the same period in 2002. The year over year decline was due primarily to cost optimization programs which reduced expenses by transferring traffic from leased facilities onto our owned or controlled facilities, reduced costs due to customer disconnects, and $12.4 million of favorable resolution of disputed third party costs during the first half of 2003. The decline was partially offset by our adoption of an accounting policy during the first quarter of 2003 (in connection with the implementation of fresh start accounting), to cease the deferral of costs associated with the installation of customer services and instead, to expense such installation costs as incurred.

     We anticipate that cost of service will increase to historical levels as a percentage of revenue in future periods, based on our expectation that the reduction in expenses resulting from favorable dispute resolutions will be less than we experienced in the six months ended June 30, 2003. In addition, we expect cost of service will fluctuate based on trends in revenue, product mix, the impact of customer bankruptcies, the extension of services into new markets, and regulatory decisions.

     Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense for the three months ended June 30, 2003 was $165.0 million versus $188.3 million for the same period in 2002. For the six months ended June 30, 2003, selling, operating and general expense was $331.3 million versus $393.5 million for the same period in 2002. Selling, operating and general expense decreased in part due to the centralization of many functions, cost reduction and restructuring initiatives that included significant headcount reductions and the February 2002 divestiture of our European operations. In addition, recording our real estate contracts at their fair value, as required by fresh start, contributed to the decrease. During June 2003, a new Employee Retention and Incentive Plan, hereinafter referred to as the 2003 Retention Plan, was implemented which provides for both cash and equity based awards. Eligible employees were permitted to elect the Retention Plan in lieu of our existing cash only bonus plan. As a result, the Company reduced its bonus liability and selling, operating and general costs by approximately $5.4 million. The reduction was partially offset by our adoption of the policy of expensing internal labor costs directly associated with customer installation and the construction of our network.

     We expect selling, operating and general expense to increase in absolute dollars for the remainder of 2003 due primarily to new sales incentive and marketing programs.

     Stock-based compensation. Stock-based compensation expense represents non-cash charges recorded in connection with the grant of compensatory stock options and restricted stock to employees whose compensation is included in selling, operating and general expense. During the three months and six months ended June 30, 2003, XO incurred no stock-based compensation expense as its deferred compensation balance was eliminated in conjunction with fresh start. XO incurred $8.9 million in deferred compensation expense in the second quarter of 2002 and $18.0 million in the first half of 2002. The reorganized company will recognize stock-based compensation with respect to new grants of compensatory stock options and restricted stock when such awards are granted at less than fair market value on the grant date.

     Depreciation and amortization. As discussed above, we implemented fresh start on January 1, 2003 which resulted in a reduction of the carrying value of our property and equipment to its estimated fair value which is significantly lower than historical cost. Consequently, depreciation expense decreased to $20.7 million for the three months ended June 30, 2003, versus $141.5 million for the same period in 2002 and to $40.5 million for the first six months of 2003 versus $276.5 million in the first six months of 2002. Amortization expense includes the amortization of fixed wireless licenses and other intangible assets with definite lives. As a result of fresh start accounting, the carrying value of fixed wireless licenses and intangible assets was adjusted to their estimated fair value. The aggregate estimated fair value of these assets is significantly lower than their historical cost. Total amortization expense decreased to $6.5 million for the three months ended June 30, 2003 versus $26.4 million for the same period in 2002 and it decreased to $13.1 million for the first six months of 2003 versus $52.7 million for the first six months of 2002.

     We expect depreciation and amortization expense for the remainder of the year to continue to track with the first half of 2003. As of June 30, 2003, we had approximately $598 million of long-lived assets, including approximately $98 million of construction-in-progress and certain fixed wireless licenses that are not currently ready for their intended use or placed into service and, accordingly, are not currently being depreciated or amortized.

     Interest income. Interest income for the three months ended June 30, 2003 increased to $4.7 million from $4.2 million for the same period in 2002. The increase is due to the gain recognized on available-for-sale marketable securities that were sold to purchase the Global Crossing debt securities discussed in Recent Events. Prior to selling the marketable securities, the unrealized gains on these investments were recognized in comprehensive income. For the six months ended June 30, 2003, interest income decreased to $7.8 million versus $9.8 million for the first six months of 2002. The decrease in interest income is due primarily to reduced interest rates on lower invested balances, offset by the gain recognition.

     Interest expense, net. Interest expense, net for the reorganized Company for the three and six months ended June 30, 2003 was $11.7 million and $21.4 million, respectively. For the three and six months ended June 30, 2002, interest expense was $104.4 million and $225.1 million, respectively. The significant reduction was caused by the cancellation of our pre-petition senior notes, pre-petition convertible subordinated notes and the Pre-Petition Credit Facility upon consummation of our Plan of Reorganization. Interest expense for the six months ended June 30, 2003 primarily relates to interest on the New Credit Agreement. Proceeds from the Rights Offering will be used to retire outstanding debt of the New Credit Agreement, discussed further in Liquidity and Capital Resources.

Critical Accounting Policies

     Our significant accounting policies are more fully described in the notes to the consolidated financial statements in our 2002 Annual Report. The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. Management believes the following critical accounting policies represent the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

     Investment in Debt Securities

     Investment in debt securities at June 30, 2003 consist primarily of investments in senior secured bank debt of Global Crossing, a telecommunications company which is currently in Chapter 11 reorganization proceedings. The debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems. Accordingly, we currently report all Global Crossing debt securities at cost, which approximates fair value, and have not accrued any interest income on this investment.

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

     Depreciation or amortization of the long-lived asset begins when the asset is substantially complete or placed into service. At June 30, 2003, our balance sheet includes approximately $598 million of long-lived assets, including approximately $98 million of construction-in-process and certain fixed wireless licenses, that were either not ready for their intended use or not placed into service, and accordingly are not being depreciated or amortized.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. The criteria for determining impairment for long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. We believe that no impairment existed under SFAS No. 144 as of June 30, 2003. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

     Revenue Recognition

     Revenues from telecommunications services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs. For example, if a customer files bankruptcy, we believe the probability of collection is weakened. Consequently, under such circumstances, although we continue to bill the customer for all services provided, we do not recognize revenue until cash is received. In addition, telecommunications customers often dispute the amounts that we invoice them due to regulatory issues, late payment fees, and early termination charges based on differences of opinion regarding contract terms or service levels. Accordingly, these billings are not considered fixed and determinable and collection of such amounts is not considered probable while these amounts are disputed, revenue recognition is deferred until the dispute is resolved and the cash is collected.

     Service discounts and incentives related to telecommunications services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with customer installations and other non-recurring fees are deferred and recognized ratably over the estimated customer life. The estimated customer life is calculated by analyzing customer disconnects as a percentage of revenue. This calculation is reviewed every quarter.

     We establish an allowance for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expenses. We assess the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We can and have experienced material changes to our reserve requirements on a month to month basis as significant customers have in the past unexpectedly filed for bankruptcy or otherwise became insolvent. We believe that our established valuation allowances were adequate as of June 30, 2003. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known.

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

     Cost of Service

     Cost of service includes expenses directly associated with providing telecommunications services to customers, including, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for local access and transport services. All such costs are expensed as incurred. We accrue for the expected costs of services received from third party telecommunications providers during the period the services are rendered. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. We accrue for all invoiced amounts, even amounts in dispute, as these amounts represent contingent liabilities that are considered probable and measurable. Disputes resolved in our favor may reduce cost of service in the period the dispute is settled and typically reflect costs paid in prior periods. Because the period of time required to resolve these types of disputes often lapses over several quarters, the benefits associated with the favorable resolution of such disputes normally are realized in periods subsequent to the accrual of the disputed invoice.

     Income Taxes

     We account for income taxes in accordance with the provisions of SFAS No.109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires that deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

     As of December 31, 2002, we had net operating loss carryforwards of approximately $4.0 billion and capital loss carryforwards of approximately $0.5 billion. As of the Effective Date, we recognized a substantial amount of taxable income from the cancellation of indebtedness, eliminating a substantial portion of these capital and net operating loss carryforwards. Other tax attributes, including property bases, have also been reduced. Any surviving capital or net operating loss carryforwards will be subject to limitations imposed under the ownership change rules in the U.S. Internal Revenue Code. As discussed in more detail in note 10 to the accompanying Condensed Consolidated financial statements, we will join with the affiliated group of corporations controlled by Mr. Carl C. Icahn in filing a consolidated federal income tax return for periods following the Effective Date.

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

     Effective January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” or SFAS No. 145, which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under Accounting Principles Board Opinion, or APB, No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The

adoption of SFAS No. 145 had no effect on our financial position or results of operations for the three and six months ended June 30, 2003 and 2002. We recognized extraordinary gains from debt repurchases in the third and fourth quarters of 2001. In the future, such gains will be reclassified in the respective consolidated statements of operations in accordance with SFAS No. 145.

     Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 146, which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon managements’ commitment to an exit plan, which is generally before an actual liability has been incurred. In the first half of 2003, we did not have any exit or disposal activities initiated after December 31, 2002; however, the provisions of SFAS No. 146 were implemented in conjunction with our implementation of fresh start accounting. Accordingly, as disclosed in note 5 to the accompanying condensed consolidated financial statements, our remaining restructuring accrual has been reduced to its net present value.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” or SFAS No. 148 which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” or APB No. 28, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 28. Effective January 1, 2003, we adopted the disclosure provisions of SFAS No. 148. As allowed by SFAS No. 148, we have chosen to continue to account for compensation cost associated with our employee stock plans in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25.

     In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150, which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004. We do not believe the adoption of SFAS No. 150 will have a material impact on our consolidated financial statements.

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

     Our balance of cash, marketable securities, and investments in debt securities decreased to $521.9 million at June 30, 2003 from $561.0 million at December 31, 2002. During the second quarter of 2003 we liquidated our entire portfolio of marketable securities containing U.S. government agency issued securities. We made an offer to acquire any and all of the outstanding senior secured bank debt of Global Crossing. As a result, we paid $158.5 million to purchase $761.1 million principal amount of secured bank debt of Global Crossing Holdings Ltd. and Global Crossing North America, Inc., telecommunications companies which are currently in reorganization proceedings. We now hold approximately 34% of the $2.214 billion principal amount of such debt outstanding.

These Global Crossing securities are classified as investment in debt securities, they are significantly higher in risk than our previous marketable securities as they are thinly traded between dealers, not listed on any exchange or on the over-the-counter market and may not be recoverable at our cost should Global Crossing’s financial condition deteriorate or reorganization plan be further delayed or not consummated.

     Capital Resources and Liquidity Assessment

     We expect that, in the near term, our business will use existing cash to fund capital expenditures and working capital requirements. We expect that the majority of our planned capital expenditure requirements will be “success-based” in that they will be used to purchase and install optical equipment, channel banks, routers, servers or other customer-related equipment and electronics in connection with growing revenue by adding new customers or increasing the amount of services provided to existing customers. Much of the remaining planned capital expenditures will be for the continued development and implementation of our information systems to support and enhance the provisioning and billing of new and existing customers. Part of our working capital requirements are commitments under lease and contractual obligations for software licenses and ongoing support of software for IT and network applications.

     There are no additional borrowings available under our New Credit Agreement, although, under certain circumstances, the New Credit Agreement permits us to obtain a senior secured facility of up to $200.0 million, less the amount of any proceeds from the Rights Offering, so long as the terms are satisfactory to the administrative agent and holders of a majority of the principal amount of the loans outstanding under the New Credit Agreement. We have no current debt service requirements since automatic and permanent quarterly reductions of the principal amount outstanding under the New Credit Agreement do not commence until October 15, 2007. We are not required to pay cash for interest accrued on the principal amount under the New Credit Agreement until we meet certain financial ratios. As previously noted, XO filed the Rights Offering registration statement with the Commission on July 22, 2003. We cannot predict at this time how much capital will be raised, but all proceeds will be used to pay down principal outstanding under the New Credit Agreement and will reduce the amount permissible under the $200.0 million senior secured facility discussed above.

     We expect that our current cash balance of $361.2 million will be sufficient to fund our working capital and capital expenditure needs and allow us to successfully execute our business plans. Current economic conditions of the telecommunications industry, however, have created potential opportunities for XO to acquire companies or portions of companies at attractive prices. We may in the future make offers to acquire additional debt instruments or control of, or otherwise invest in, lend to or otherwise do business with Global Crossing, as well as acquire additional telecommunication companies or assets. If we do so, we do not know what the terms of any such transactions would be. Such transactions, if any, involving cash consideration could significantly and adversely affect our liquidity. To support further business expansion, including investments in or acquisitions of other companies, we may consider additional equity and debt financings.

      Our current financial projections do not assure that we will have sufficient cash to repay debt amounts due in 2006 under the New Credit Agreement. We expect to be able to refinance the debt outstanding under our New Credit Agreement in or prior to 2006, and expect to be in position to do so on commercially reasonable terms, however no assurance can be given that we will be successful in refinancing this debt or under terms that are commercially reasonable. Approximately 85% of the Underlying Loans of the New Credit Agreement are currently held by an entity controlled by Mr. Icahn.

     Off-Balance Sheet Transactions

     We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure.

     Credit Risk

     During the second quarter of 2003, XO liquidated its entire portfolio of marketable securities which consisted of an investment portfolio containing U.S. government agency issued and other securities with a duration of less than one year. XO invested a portion of the proceeds, $158.5 million, in $761.1 million principal amount of senior secured bank debt of Global Crossing, a telecommunications company which is currently in reorganization proceedings. The debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems. If XO chooses to liquidate its investment in this debt, it may not be able to locate a buyer that would allow it to liquidate the debt in a timely fashion to recover the amount paid. Accordingly, it cannot be assured that XO will be able to dispose of the investment for an amount equal to or greater than the amount it paid for it, or that any distribution that may be received upon consummation of Global Crossing’s bankruptcy case will have a value equal to or greater than this investment.

     Other financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. Although our trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. Several of these companies have filed for protection under Chapter 11 of the Bankruptcy Code. We believe that our established valuation and credit allowances are adequate as of June 30, 2003 to cover these risks.

Regulatory Overview

     Overview

     The Telecommunications Act of 1996, or the “Telecom Act”, which substantially revised the Communications Act of 1934, has established the regulatory framework for the introduction of competition for local telecommunications services throughout the United States by new competitive entrants such as us. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier — often a former subsidiary of AT&T known as a Regional Bell Operating Company (“RBOC”) — which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs, following some recent consolidation, now consist of the following companies: BellSouth, Verizon, Qwest Communications and SBC Communications.

     Among other things, the Telecom Act preempts state and local governments from prohibiting any entity from providing telecommunications service, which has the effect of eliminating prohibitions on entry that existed in almost half of the states at the time the Telecom Act was enacted. At the same time, the Telecom Act preserved state and local jurisdiction over many aspects of local telephone service and, as a result, we are subject to varying degrees of federal, state and local regulation. Consequently, federal, state and local regulation, and other legislative and judicial actions relating to the telecommunications industry could significantly affect our business.

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

     Although the Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled new entrants like us to capture a portion of the incumbent carriers’ market share of local services, there have been numerous attempts to limit or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, adoption of new rules by the FCC, and challenges to existing and proposed regulations by the incumbent carriers. We expect these efforts to limit the benefits of the Telecom Act to continue. Successful implementation of our business plan is predicated on the assumption that the basic competitive framework will remain in place.

     Federal Regulation

     The FCC exercises jurisdiction over our communication facilities and services. We have authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based domestic and international services. In addition, we have obtained FCC authorizations for the operation of our Local Multipoint Distribution System (LMDS) and 39 GHz fixed wireless facilities. Unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation, which leaves us free to set our own pricing policies for end user services subject only to the general federal guidelines that our charges for interstate and international services be just, reasonable, and non-discriminatory. The FCC allows us to file interstate tariffs on an ongoing basis for interstate access (rates charged among carriers for access to their networks). The FCC, however, has issued a decision that required us (with only minor exceptions) to withdraw tariffs for interstate domestic long distance services and international long distance services. We, however, are still required to make the terms, conditions and rates of the detariffed services available to the public on our Company web page and such terms, conditions, and rates are located at http://www.xo.com/legal/.

     The following is a summary of the interconnection and other rights granted by the Telecom Act that are most important for full local competition and our belief as to the effect of the requirements, if properly implemented:

•	Interconnection with the networks of incumbents and other carriers, which permits customers of ours to exchange traffic with customers connected to other networks;

•	Local loop unbundling, which allows us to selectively gain access to incumbent carriers’ facilities and wires that connect the incumbent carriers’ central offices with customer premises, thereby enabling us to serve customers, on a facilities basis, not directly connected to our networks;

•	Reciprocal compensation, which mandates arrangements for local traffic exchange between us and both incumbent and competitive carriers and compensation for terminating local traffic originating on other carriers’ networks, thereby improving our margins for local service;

•	Number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to our local voice services;

•	Access to phone numbers, which mandates assignment of new telephone numbers to our customers, thereby enabling us to provide telephone numbers to new customers on the same basis as the incumbent carrier; and

•	Collocation of telecommunications equipment in incumbent central offices, which enables us to have direct access to unbundled loops and other network elements and facilitates their efficient integration with our switching and other network facilities.

     In January 1999, the U.S. Supreme Court, in a decision that was generally favorable to competitive telephone companies such as us, upheld key provisions of the FCC rules implementing the Telecom Act. In finding that the FCC has general jurisdiction to implement the Telecom Act’s local competition provisions, the Supreme Court confirmed the FCC’s role in establishing national telecommunications policy, and thereby created greater certainty regarding the rules governing local competition going forward.

     Although the rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented and enforced to permit competitive telephone companies like us to compete effectively with the incumbent carriers. Discussed below are several FCC and court proceedings relating to the application of certain FCC rules and policies that are significant to and directly impact our operations as well as the nature and scope of industry competition.

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

     On February 20, 2003, the FCC held an open meeting and adopted its Triennial Review decision. The full text of what is expected to be a voluminous order is not yet available, so we have only a broad outline of the FCC’s actions without the detail required to clearly understand all of the ramifications of this important decision. Based on the FCC’s press release and the comments of each FCC Commissioner at the meeting, it appears that, under that order, our ability to obtain access to certain unbundled network elements and incumbent network upgrades will be curtailed or more costly in the future. Also, it appears that the order would delegate to the states the overall responsibility for deciding what unbundled elements should be available to competitors like us in local markets of each of the respective states. Delegation of these determinations creates the risk that some states may decide to limit or eliminate unbundled elements to which we have access today and that we will be faced with different sets of rules and costs if states issue inconsistent decisions.

     Based on the FCC’s press release announcing the Triennial Review decision and related comments of the Commissioners, the following matters may impact us and many of our competitors once the order is issued:

•	Curtailed Access to Broadband: It appears that the order will adopt new rules that would restrict competitive carriers from leasing as unbundled elements certain upgrades that the incumbent carriers make to their networks, such as the deployment of new optical fiber or upgrades from copper to optical fiber. For example, a new fiber loop to a customer that replaces an existing copper loop could be exempt from unbundling, except that incumbents must continue to unbundle the pre-existing copper loop or provide a voice channel for us on the new fiber loops that is equivalent to the old copper loop. Although the imposition of any restrictions on our access to the incumbents’ broadband networks is not a favorable development for us, we believe that the adverse impact is partially mitigated by the fact that it appears that incumbents would be required to continue to provide us with basic access to those facilities that we currently lease from them to serve many of our customers.

•	Unbundled Local Loops: It appears that the order will make a general, national finding that competitive carriers should have access to certain unbundled loops of the incumbent carriers. The states, however, may remove competitive carriers’ access to such loops based on the results of specified competitive analyses. Incumbent carriers will no longer be required to provide competitive carriers with access to certain very high-capacity loops. We believe that the net result of such an order would not have a significant impact on us, as the access to the vast majority of unbundled loops that we use today would be preserved.

•	Unbundled Transport: It appears from the FCC’s press release announcing the Triennial Review decision that the order will change the definition of “dedicated transport” in such a way that competitive carriers would have to purchase certain transport facilities at higher rates than they do today. It appears that the order would maintain access to many types of transport between incumbent facilities, such as transport between incumbent central offices, but it redefines transport to eliminate the unbundling of other transport. It also appears that the order would set forth a test that the states must follow in considering whether transport should be available in local markets within the states. It appears that the order will provide that certain very high-capacity transport would no longer be available as an unbundled element and that shared transport would be unavailable as an unbundled element in most business markets. Although it is not possible to gauge the full effect of these changes without reviewing the text of the order and accompanying regulations, we believe that it is likely that these actions would raise our costs for transport services in the future.

•	Enhanced Extended Links and Co-Mingling: It appears that the order will facilitate the ability of competitive carriers like us to obtain a loop and transport combination of unbundled elements known as “enhanced extended links”, provided that the underlying loop and transport elements are available on an unbundled basis. It also appears that the order will permit competitive carriers to mix unbundled network elements with retail services instead of requiring them to artificially segregate unbundled elements from the remainder of our network. Because we currently take advantage of both services from the incumbent carriers, we believe that these developments could result in cost savings for us.

•	Calculation of Unbundled Element Rates: It appears that the order will allow the incumbent carriers to utilize a higher cost of capital and shorter depreciation lives to establish rates for unbundled elements. We believe that these modifications could raise our costs for leasing unbundled elements in the future.

     As indicated above, the text of the Triennial Review decision has not yet been released. We anticipate that, once the FCC’s new unbundling rules are effective, incumbent carriers and other entities will pursue appellate review, seek to institute administrative proceedings with the FCC and state regulatory agencies, and lobby the United States Congress, all in an effort to affect laws and regulations in a manner even more favorable to them and against the interests of competitive carriers. At the same time, we anticipate that competitive carriers will endeavor to improve their positions and access to the incumbents’ networks through similar means.

Collocation in Incumbent Central Offices

     Collocation regulations promulgated by the FCC specify in greater detail obligations that the Telecom Act imposes upon the incumbent carriers to open their local networks to competition by providing competitors space to locate their equipment in incumbent central offices and remote terminals for the purpose of interconnection. This allows the competitive carriers to provide local telephone services and to use portions of the incumbent carriers’ existing networks to offer new and innovative services. Over the past four years, the FCC’s collocation regulations have been the subject of very contentious proceedings at the FCC and litigation before several courts. On remand from a March 2000 decision by the U.S. Court of Appeals for the D.C. Circuit, the FCC issued a decision that revised its rules in a manner that permits incumbent companies to exercise more discretion in determining the placement of competitors’ equipment in their central offices, and does not require the incumbents to allow competitors to install and maintain cross-connections between other collocated competitors, but requires the incumbent carriers to provide this as part of their collocation services. In June, 2002, the U.S. Court of Appeals for the D.C. Circuit affirmed the FCC’s remand order, and the FCC has since clarified that incumbent carriers should make their cross-connection service available in the physical collocation tariffs they file with the FCC.

     In October 2002, Verizon filed an application with the FCC requesting authority to discontinue providing federally-tariffed physical collocation services, as required under current FCC regulations applicable to most incumbent carriers. Verizon asked the FCC to require its competitors instead to order collocation services solely pursuant to terms and conditions approved by state public service commissions. Verizon’s application remains pending but, if this authority is granted, such discontinuance would make it more costly and difficult for competitors such as us to obtain collocation services because the rates set by state public service commissions are typically significantly higher than those approved by the FCC, and may require competitors to engage in costly and lengthy negotiations in different states. If Verizon is successful, the RBOCs and other large incumbent carriers are likely to seek and receive comparable relief.

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

     The FCC has granted each of the RBOCs the authority to provide long distance service in a number of states. Verizon and BellSouth have been granted authority to provide long distance service in every state they operate. SBC has authority to provide long distance service in most of the states where it operates and is currently seeking authority to provide long distance service in the five remaining states (Ohio, Wisconsin, Michigan, Illinois, Indiana). Qwest has been granted authority to provide long distance in every state where it operates except for Arizona. We expect that the RBOCs will receive authority with respect to all of the remaining states in the near term. Although we cannot predict when such approvals are likely to occur, RBOC authorization to provide in-region long distance services could have an adverse affect on our ability to compete if not accompanied by effective post-approval safeguards to ensure that the RBOCs continue to comply with the market-opening requirements.

Provision of Broadband Telecommunications Services and Information Services

     Current federal and state regulation places certain restrictions and conditions on the provision of advanced telecommunications services, or broadband services, such as data and DSL services, by the RBOCs. Furthermore, the network elements that RBOCs must make available under the FCC’s unbundling rules to competitors may be used for the provision of broadband services. However, at the urging of the RBOCs and other incumbent carriers, the FCC, in its Triennial Review decision, appears to have greatly curtailed the extent to which the incumbents must unbundle the broadband portion of their networks for their competitors. Despite this apparent victory, the RBOCs have vowed to continue to push for further deregulation through federal and state legislative efforts. For example, broadband deregulation legislation is currently under consideration in several states, including Georgia, Texas and Missouri. In addition, it is anticipated that deregulatory legislation will be pursued by the RBOCs in Congress. In addition to possible legislation, the FCC has initiated another pending proceeding that could result in a further diminishment of incumbent carriers’ requirement to make unbundled network elements that are used for certain broadband or information services available to us. The FCC has issued a Notice of Proposed Rulemaking entitled “Appropriate Framework for Broadband Access to the Internet Over Wireline Facilities” that requests comments on the proper classification of broadband access services as either regulated telecommunications services or unregulated information services. The Triennial Review decision significantly restricts the availability on an unbundled basis of certain network elements deploying fiber or packet-switching technologies. That decision, in conjunction with a decision in this proceeding, legislative change or a court ruling further broadening the definition of what constitutes unregulated information services could have the effect of allowing RBOCs to provide terms, conditions and pricing to their own affiliates that provide data or information services that are better than those made available to competitive carriers such as us. Such developments could also be expected to adversely affect our cost of doing business by increasing the cost of purchasing or leasing such facilities from the RBOCs.

Universal Service

     In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as “universal service”. Specifically, the FCC established new subsidies for services provided to qualifying schools and libraries and rural health care providers, and expanded existing subsidies to low income consumers. Most telecommunications companies, including us, must pay for these programs based on their share of interstate and international telecommunications end user revenues. In a 1999 decision, the U.S. Court of Appeals for the Fifth Circuit issued a ruling that had the net effect of lowering our contribution of revenues to universal service, which stands at 7.28% of end user telecommunications revenues for the first quarter of 2003. The FCC has subsequently taken further steps to modify the system for assessment and recovery of universal service funds. In a December 2002 Notice of Proposed Rulemaking, the FCC has asked many broad-ranging questions regarding universal service, including whether to change its method of assessing contributions due from carriers by basing it on the number and capacity of connections they provide, rather than on interstate and international end user revenues they earn. At this time, we are unable to predict whether the FCC’s rulemaking or legislative initiatives will increase the size of our subsidy payments, the scope of the subsidy program, or our costs of calculating, collecting and remitting the universal service related payments.

Intercarrier Compensation Reform

     Currently, telecommunications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges, both of which are being considered for reform.

     Interstate Access Charges. Long distance carriers pay local facilities-based carriers, including us, interstate access charges for both originating and terminating the calls of long distance customers on the local carriers’ networks. Historically, the RBOCs set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. With the establishment of an explicit and competitively neutral universal service subsidy mechanism, however, the FCC is under increasing pressure to revise the current access charge regime to bring the charges closer to the actual cost of providing access. In response, the FCC issued a decision in 2001 setting the rates that competitive local carriers charge to long distance carriers at a level that will gradually decrease over three years from a current maximum of $0.025 per minute to the rates charged by incumbent carriers. As long as we are in compliance with the FCC’s rate schedule, the FCC’s order forbids long distance carriers from challenging our interstate access rates. Although this FCC decision lowering access charges will reduce our access charge revenues over time, we do not expect that such a reduction will have a material impact on our total revenues or financial position. The FCC is also considering, in a declaratory ruling proceeding commenced in November 2002, the question of whether voice over the Internet services or services utilizing an Internet protocol should be made subject to interstate access charges in the same manner as traditional telephone traffic. Like a growing number of carriers, we utilize an Internet protocol for a portion of our traffic as do some of our customers. The FCC has indicated on several occasions that such services are exempt from interstate access charges but, until the FCC issues its ruling in the current proceeding, it is unclear how such traffic will be treated for intercarrier compensation purposes.

     AT&T Declaratory Ruling Re: VOIP. AT&T has asked the FCC to find that voice over IP services (VOIP), including phone to phone services, are exempt from switched access charges. This proceeding has broad implications for the future of IP-based services, since a positive ruling will make VOIP extremely attractive. An adverse ruling would place VOIP services in the same regulatory category as traditional telecommunications services and therefore subject the services to access charges.

     Local Reciprocal Compensation Charges. Local telephone companies such as us that originate traffic that is terminated on the network of other carriers typically compensate the other local carriers for terminating that traffic. These payments flow in both directions between any two carriers. First, when we terminate traffic for another local carrier to a customer on our network, we collect compensation. Second, when we send our customers’ traffic to another carrier for termination, we pay compensation. Some competitors, however, have a customer base that generates many more minutes of terminating traffic from other carriers than originating traffic destined for other carriers. For example, a competitor that has a customer base that has many information service providers typically will have a large amount of compensation being paid to it by other carriers, while it will owe very little reciprocal compensation to other carriers. The FCC revamped the local reciprocal compensation structure in 2001 on an interim basis for three years to eliminate or reduce the opportunity for carriers to take advantage of an imbalance of originating and terminating traffic flows due to traffic terminated to information service providers. The FCC also initiated a rulemaking to examine inter-carrier compensation more comprehensively. Under the decision, at the election of the incumbent carrier, terminating traffic that is out-of-balance by a ratio of more than 3 to 1 can be compensated at a lower rate, or in some cases, at no charge. This ruling allows us to continue to collect reciprocal compensation payments from other carriers since we have an imbalance in the amount of traffic we terminate versus the amount we originate. Going forward, an adverse ruling in the general intercarrier compensation reform proceeding could end reciprocal compensation payments and eliminate this line of revenue for us.

     TELRIC Proceeding. The FCC is expected to initiate a new proceeding to consider significantly revamping the current TELRIC costing methodology applicable to pricing UNEs. We expect a Notice of Proposed Rulemaking to be released within the next couple of months. An adverse ruling in the new proceeding will allow the incumbent carriers to increase UNE rates and this would raise our costs for leasing unbundled elements in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We had $500.0 million in secured loans as of June 30, 2003. Currently we do not pay cash interest on the loans under the New Credit Agreement.

     During the second quarter of 2003, XO liquidated its entire portfolio of marketable securities which consisted of an investment portfolio containing U.S. government agency issued and other securities with a duration of less than one year. The Company invested a portion of the proceeds, $158.5 million, in $761.1 million principal amount of senior secured bank debt of Global Crossing, a telecommunications company which is currently in reorganization proceedings. The debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems. If the Company chooses to liquidate its investment in this debt, it may not be able to locate a buyer that would allow it to liquidate the debt in a timely fashion to recover the amount paid. Accordingly, it cannot be assured that the Company will be able to dispose of the investment for an amount equal to or greater than the amount it paid for it, or that any distribution that may be received upon consummation of Global Crossing’s bankruptcy case will have a value equal to or greater than this investment.

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

Changes in Internal Controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the six months ended June 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     XO is not currently a party to any other legal proceedings, other than regulatory and other proceedings that are in the normal course of business. However, as discussed above, although XO Parent has consummated its Plan of Reorganization and emerged from its Chapter 11 proceedings, disputes with respect to the amount of allowed claims owed by XO Parent to certain of its general unsecured creditors, and claims of certain professionals remain outstanding. In addition, party has filed a complaint in the Bankruptcy Court seeking relief from the court’s order confirming the Plan of Reorganization and a declaratory judgment that such party’s derivative suit for the benefit of XO against a former director of XO Parent and an affiliate of that director should not be released by the confirmation order. While the outcome of these matters, or any other relief that may be granted, is currently not determinable, we do not expect that the ultimate costs to resolve these matters, or any other relief that may be granted, will have a material adverse effect on the our financial position, results of operations, or cash flows.

Item 2. Changes in Securities and Use of Proceeds

     None.

Recent Sales of Unregistered Securities

     The following securities were issued by us within the past year pursuant to the Plan of Reorganization without registration under the Securities Act:

     (a)  approximately 95.0 million shares of New Common Stock to our pre-petition senior secured creditors in exchange for their claims;

     (b)  7-year warrants to purchase approximately:

(i) 9.5 million shares of New Common Stock at $6.25 per share;

(ii) 7.1 million shares of New Common Stock at $7.50 per share; and

(iii) 7.1 million shares of New Common Stock at $10.00 per share.

     Each of the transactions above is exempt from registration under the Securities Act pursuant to Section 1145 of the Chapter 11 of the United States Code or, in the case of certain affiliates of XO Parent, Section 4(2) of the Securities Act.

Item 3. Defaults Upon Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2003.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

31.1	Rule 13a-14(a)/15(d)-14(a) Certification

31.2	Rule 13a-14(a)/15(d)-14(a) Certification

32.1	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

(1)	Current Report on Form 8-K filed on June 3, 2003, reporting under Item 5, the Company’s offer to acquire all of the assets of Global Crossing LTD., and Global Crossing Holdings LTD.

(2)	Current Report on Form 8-K filed on July 23, 2003, reporting under Item 4, the Company’s filing of its Registration on Form S-1 for the shares of New Common Stock to be issued in the Rights Offering

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: August 14, 2003	By: _____________________________
Wayne M. Rehberger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)