Form 10-Q
period 2003-09-30
XO COMMUNICATIONS INC
filed 2003-11-10
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [  ]

As of October 28, 2003, the number of shares of common stock of XO Communications, Inc. issued and outstanding was 96.2 million.

XO Communications, Inc. and Subsidiaries
Index to Form 10-Q

Page

Part I. Financial Information
Item 1. XO Communications, Inc. and Subsidiaries Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets for Reorganized XO as of September 30, 2003 and January 1, 2003 and for Predecessor XO as of December 31, 2002	1
Condensed Consolidated Statements of Operations for Reorganized XO for the Three Months Ended September 30, 2003 and for Predecessor XO for the Three Months Ended September 30, 2002	2
Condensed Consolidated Statements of Operations for Reorganized XO for the Nine Months Ended September 30, 2003 and for Predecessor XO for January 1, 2003 and for the Nine Months Ended September 30, 2002	3
Condensed Consolidated Statements of Cash Flows for Reorganized XO for the Nine Months Ended September 30, 2003 and for Predecessor XO for January 1, 2003 and for the Nine Months Ended September 30, 2002	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	36
Part II. Other Information
Item 1. Legal Proceedings	36
Item 2. Changes in Securities and Use of Proceeds	36
Item 3. Defaults Upon Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits and Reports on Form 8-K	37
Signatures	39
Certifications	40

i

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	Reorganized XO	Reorganized XO	Predecessor XO
	September 30,	January 1,	December 31,
	2003	2003	2002

	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$361,619	$314,038	$314,038
Marketable securities	—	246,945	246,945
Investment in debt securities	158,516	—	—
Accounts receivable, net of allowance for doubtful accounts of $35,456 at September 30, 2003 and $37,030, at January 1, 2003 and at December 31, 2002, respectively	108,618	116,541	116,541
Other current assets	16,441	35,192	83,480

Total current assets	645,194	712,716	761,004
Property and equipment, net	474,640	476,588	2,780,589
Fixed wireless licenses and other intangibles, net	116,056	135,678	984,614
Other assets, net	45,749	23,108	59,289

Total assets	$1,281,639	$1,348,090	$4,585,496

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$57,685	$67,268	$63,729
Accrued liabilities	224,000	235,192	266,102
Current liabilities subject to compromise	—	—	5,497,207

Total current liabilities	281,685	302,460	5,827,038
Long-term debt	526,824	500,000	—
Other long-term liabilities	73,171	70,630	—
Long-term liabilities not subject to compromise	—	—	75,242
Long-term liabilities subject to compromise	—	—	7,182

Total liabilities	881,680	873,090	5,909,462
Predecessor XO redeemable preferred stock: par value $0.01 per share, 25,000,000 shares authorized: 7,856,918 shares issued and outstanding, aggregate liquidation preference of $1,693,293, subject to compromise	—	—	1,708,316
Commitments and contingencies
Stockholders’ equity (deficit):
Reorganized XO preferred stock, par value $0.01 per share, 200,000,000 shares authorized: none issued	—	—	—
Reorganized XO common stock, par value $0.01 per share, 1,000,000,000 shares authorized: 96,176,290 and 95,000,001 shares issued and outstanding on September 30, 2003 and January 1, 2003, respectively	481,877	475,000	—
Predecessor XO common stock, par value $0.02 per share, Class A, 1,000,000,000 shares authorized, 331,033,219 shares issued and outstanding; Class B, 120,000,000 shares authorized, 104,423,158 shares issued and outstanding	—	—	4,628,139
Deferred compensation	(807)	—	(8,500)
Accumulated other comprehensive income	—	—	2,512
Accumulated deficit	(81,111)	—	(7,654,433)

Total stockholders’ equity (deficit)	399,959	475,000	(3,032,282)

Total liabilities and stockholders’ equity (deficit)	$1,281,639	$1,348,090	$4,585,496

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Reorganized XO	Predecessor XO
	Three months	Three months
	ended	ended
	September 30,	September 30,
	2003	2002

Revenue	$279,433	$301,526
Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	106,935	126,215
Selling, operating, and general	179,795	175,030
Stock-based compensation	193	8,776
Depreciation and amortization	28,388	187,256
Restructuring and asset write-downs	—	477,250

Total costs and expenses	315,311	974,527
Loss from operations	(35,878)	(673,001)
Interest income	980	3,840
Interest expense, net (contractual interest was $128,546 for the three months ended September 30, 2002)	(5,889)	(641)
Reorganization expense, net	—	(25,407)

Net loss	$(40,787)	$(695,209)

Net loss per common share, basic and diluted	$(0.42)	$(1.57)

Weighted average shares, basic and diluted	96,019,526	442,260,268

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Reorganized XO	Predecessor XO
	Nine months	Nine months
	ended	ended	Predecessor XO
	September 30,	September 30,	January 1,
	2003	2002	2003

Revenue	$849,443	$960,411	$—
Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	319,339	400,928	—
Selling, operating, and general	510,817	568,533	—
Stock-based compensation	447	26,762	—
Depreciation and amortization	81,993	516,455	—
Restructuring and asset write-downs	—	480,168	—

Total costs and expenses	912,596	1,992,846	—
Loss from operations	(63,153)	(1,032,435)	—
Interest income	9,301	13,405	—
Interest expense, net (contractual interest was $369,661 for the nine months ended September 30, 2002)	(27,259)	(225,786)	—
Reorganization gain (expense), net	—	(95,553)	3,032,282

Net income (loss) before cumulative effect of accounting change	(81,111)	(1,340,369)	3,032,282
Cumulative effect of accounting change	—	(1,876,626)	—

Net income (loss)	(81,111)	(3,216,995)	3,032,282
Recognition of preferred stock modification fee, net – reorganization item	—	78,703	—
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	(42,247)	—

Net income (loss) applicable to common shares	$(81,111)	$(3,180,539)	$3,032,282

Net income (loss) per common share, basic and diluted:
Net income (loss) before cumulative effect of accounting change	$(0.85)	$(3.03)	$6.86
Cumulative effect of accounting change	—	(4.24)	—

Net income (loss)	(0.85)	(7.27)	6.86
Recognition of preferred stock modification fee, net – reorganization item	—	0.17	—
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	(0.09)	—

Net income (loss) per common share, basic and diluted	$(0.85)	$(7.19)	$6.86

Weighted average shares, basic and diluted	95,411,819	442,228,825	441,964,342

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Reorganized XO	Predecessor XO
	Nine months	Nine months
	ended	ended	Predecessor XO
	September 30,	September 30,	January 1,
	2003	2002	2003

OPERATING ACTIVITIES:
Net income (loss)	$(81,111)	$(3,216,995)	$3,032,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash reorganization items	—	557,366	(3,032,282)
Depreciation and amortization	81,993	516,455	—
Stock-based compensation	447	26,762	—
Cumulative effect of accounting change	—	1,876,626	—
Accrual of interest	26,824	—	—
Changes in assets and liabilities:
Accounts receivable	7,923	71,755	—
Other assets	17,089	(20,055)	—
Accounts payable	(4,948)	—	—
Accrued liabilities	(9,189)	—	—
Other liabilities subject to compromise	—	196,545	—
Other liabilities not subject to compromise	—	(50,243)	—
Post petition liabilities	—	20,155	—

Net cash provided by (used in) operating activities	39,028	(21,629)	—
INVESTING ACTIVITIES:
Purchases of property and equipment	(59,606)	(177,255)	—
Sales of marketable securities	314,460	339,942	—
Purchases of marketable securities and debt securities	(226,030)	(72,465)	—
Cash received for (paid for) divestitures (acquisitions)	—	3,000
Purchases of escrowed/pledged securities	(25,000)	—	—

Net cash provided by investing activities	3,824	93,222	—
FINANCING ACTIVITIES:
Repayments of capital leases	(895)	(5,096)
Proceeds from exercise of stock options	5,624	—	—

Net cash provided by (used in) financing activities	4,729	(5,096)	—
Effect of exchange rate changes on cash	—	(1,256)	—

Net increase in cash and cash equivalents	47,581	65,241	—
Cash and cash equivalents, beginning of period	314,038	246,189	314,038

Cash and cash equivalents, end of period	$361,619	$311,430	$314,038

SUPPLEMENTAL DATA:
Non-cash financing and investing activities:
Accrued redeemable preferred stock dividends, payable in shares of redeemable preferred stock	$—	$45,683	$—
Cash paid for interest	$1,843	$30,452	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of XO Communications, Inc. (“XO Parent”) and its subsidiaries (together with its predecessors, collectively referred to as the “Company” or “XO”) are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial statements and the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. As discussed further in note 2, the condensed consolidated statements of operations and cash flows for reorganized XO for the three and nine months ended September 30, 2003, show the operations of the reorganized Company from and including January 1, 2003, the date that the reorganized Company applied fresh start accounting, through September 30, 2003. Predecessor XO’s January 1, 2003 statements of operations and cash flows reflect only the effect of the reorganization and the application of fresh start as of such date and do not reflect any operating results. Operating results for the three and nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarterly period, or for the year ending December 31, 2003. In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of XO, included in its Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”).

     As further discussed in the 2002 Annual Report, on June 17, 2002 (the “Petition Date”), XO Parent filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). XO Parent emerged from the Bankruptcy Court proceedings pursuant to the terms of its third amended plan of reorganization (the “Plan of Reorganization”) on January 16, 2003 (the “Effective Date”). As discussed in note 2, the Company implemented the fresh start accounting provisions (“fresh start”) of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”) as of January 1, 2003. Under fresh start, the estimated fair value of the reorganized Company was allocated among its assets and liabilities, and its accumulated deficit as of January 1, 2003 was eliminated. As discussed in note 2, the implementation of fresh start has resulted in a substantial reduction in the carrying value of the Company’s long-lived assets, including property and equipment, fixed wireless licenses, other intangible assets and other noncurrent assets. As a result, the predecessor financial statements are not comparable to the financial statements of the reorganized Company.

2. REORGANIZATION AND FRESH START ACCOUNTING

     On the Effective Date, XO Parent consummated its Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. As described in more detail in the 2002 Annual Report, the consummation of the Plan of Reorganization resulted in the following changes:

•	The conversion of $1.0 billion of loans under the Company’s pre-petition secured credit facility into $500.0 million of outstanding principal amount under a new credit agreement (the “New Credit Agreement”);

•	The extinguishment of all amounts due under the Company’s pre-petition unsecured senior and subordinated notes and certain general unsecured obligations;

•	The cancellation of all outstanding shares and interests in the Company’s pre-petition preferred stock and pre-petition common stock;

•	The issuance of approximately 95.0 million shares of common stock of the reorganized Company (the “New Common Stock”) and warrants to purchase up to an additional 23.75 million shares of New Common

Stock of the reorganized Company. As part of the distribution process, XO Parent is holding approximately 1.0 million shares of New Common Stock and warrants to purchase approximately 6.2 million shares of New Common Stock in a reserve for distribution to holders of XO Parent’s pre-petition unsecured senior notes and pre-petition general unsecured claims. These securities will be distributed upon final resolution of disputed XO Parent bankruptcy claims; and

•	The requirement to issue rights to subscribe for 40.0 million to 43.3 million shares of New Common Stock, at $5.00 per share, through a two stage rights offering, (the “Rights Offering”). XO Parent has registered the New Common Stock to be issued upon exercise of subscription rights in the Rights Offering and transferable subscription rights issuable to XO Parent’s affiliates in the Rights Offering in its Registration Statement on Form S-1 (Reg. No. 333-107254), which became effective on October 16, 2003. The initial stage of the Rights Offering commenced on October 16, 2003.

     The Company adopted fresh start as of January 1, 2003. Although the Effective Date of the Plan of Reorganization was January 16, 2003, due to the immateriality of the results of operations for the period between January 1, 2003 and the Effective Date, the Company has accounted for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implemented fresh start as of that date. Fresh start required that the Company adjust the historical cost of its assets and liabilities to their estimated fair values as determined by the reorganization value of the Company and that the reorganization value be allocated among the reorganized entity’s net assets in conformity with procedures specified by SFAS No. 141, “Business Combinations,” (“SFAS No. 141”). The Company engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company’s assets and liabilities by determining the estimated fair market value of its property and equipment, intangible assets and certain obligations related to its facility leases. The accompanying January 1, 2003 statement of operations and balance sheet show the impact of this valuation, but do not reflect any of the Company’s operating results as attributable to that date. A reconciliation of the adjustments recorded in connection with the reorganization and the adoption of fresh start is presented below (in thousands):

	Predecessor					Reorganized
	XO					XO
	December 31,					January 1,
	2002				Fresh Start	2003
	(Audited)	Reorganization			Adjustments (d)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$314,038	$—			$—	$314,038
Marketable securities	246,945	—			—	246,945
Accounts receivable, net	116,541	—			—	116,541
Other current assets	83,480	—			(48,288)	35,192

Total current assets	761,004	—			(48,288)	712,716
Property and equipment, net	2,780,589	—			(2,304,001)	476,588
Fixed wireless licenses and other intangibles, net	984,614	—			(848,936)	135,678
Other assets, net	59,289	—			(36,181)	23,108

Total assets	$4,585,496	$—			$(3,237,406)	$1,348,090

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$63,729	$—			$3,539	$67,268
Accrued liabilities	266,102	—			(30,910)	235,192
Current liabilities subject to compromise	5,497,207	(5,466,667)	(a	)	(30,540)	—

Total current liabilities	5,827,038	(5,466,667)			(57,911)	302,460
Long-term debt	—	500,000	(b	)	—	500,000
Long-term liabilities not subject to compromise	75,242	—			(4,612)	70,630
Long-term liabilities subject to compromise	7,182	—			(7,182)	—

Total liabilities	5,909,462	(4,966,667)			(69,705)	873,090
Predecessor XO redeemable preferred stock – subject to compromise	1,708,316	(1,708,316)	(a	)	—	—
Stockholders’ equity (deficit):
Predecessor XO common stock	4,628,139	—			(4,628,139)	—
Reorganized XO common stock and warrants	—	475,000	(c	)	—	475,000

Deferred compensation	(8,500)	—	8,500	—
Accumulated other comprehensive income	2,512	—	(2,512)	—
Accumulated deficit	(7,654,433)	6,199,983	1,454,450	—

Total stockholders’ equity (deficit)	(3,032,282)	6,674,983	(3,167,701)	475,000

Total liabilities and stockholders’ equity (deficit)	$4,585,496	$—	$(3,237,406)	$1,348,090

(a)	To record the discharge of pre-petition indebtedness, including a $1.0 billion credit facility, $4.2 billion of senior and convertible subordinated notes, $245.2 million of accrued interest, the elimination of $1.7 billion of pre-petition redeemable preferred stock and $50.6 million of accrued dividends all in accordance with the Plan of Reorganization.

(b)	To record the outstanding principal under the New Credit Agreement, in accordance with the Plan of Reorganization.

(c)	To record the issuance of 95.0 million shares of New Common Stock and warrants in accordance with the Plan of Reorganization. Any participation in the Rights Offering will be recorded in the fourth quarter of 2003.

(d)	To adjust the carrying value of assets, liabilities and stockholders’ equity to estimated fair value, in accordance with fresh start.

     Reorganization gain, net on January 1, 2003 consisted of the following (dollars in thousands):

Net gain resulting from reorganization of debt, preferred stock and equity	$6,199,983
Net loss resulting from fresh start fair value adjustments to assets and liabilities	(3,167,701)

Total reorganization gain, net	$3,032,282

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

     Marketable Securities

     Marketable securities generally consist of U.S. government agency issued and other high-grade and highly-liquid securities with original maturities beyond three months. The Company classifies investments in debt and equity securities as available-for-sale and records such investments at fair value. The fair values are based on quoted market prices. Unrealized gains and losses on available-for-sale marketable securities are reported as a separate component of comprehensive income. Realized gains and losses for available-for-sale securities are recognized in interest income.

     Investment in Debt Securities

     Investment in debt securities at September 30, 2003 consists of investments in senior secured debt of Global Crossing Ltd. and Global Crossing Holdings Ltd. (collectively “Global Crossing”), a telecommunications company which is currently in Chapter 11 reorganization proceedings, see also note 12. The debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems. Accordingly, XO is currently reporting all Global Crossing debt securities at cost which approximates fair market value and has not accrued any interest income on this investment.

     Long-Lived Assets

     Long-lived assets includes property and equipment, fixed wireless licenses, and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of September 30, 2003. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

     Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if an event indicates that the asset might be impaired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), the fair value of these intangible assets is determined based on a discounted cash flow methodology.

     Property and Equipment

     Property and equipment acquired prior to December 31, 2002 was recorded at its fair value at January 1, 2003, as required by fresh start, net of subsequent depreciation. Additions to property and equipment during 2003 are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets beginning in the month telecommunications networks and acquired bandwidth are substantially complete and available for use and in the month equipment and furniture are acquired. Telecommunications networks and bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the expressed purpose of delivering telecommunications services. Costs of additions and improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Direct external costs of constructing property and equipment are capitalized including interest costs related to construction. The reorganized Company has adopted the policy of expensing internal labor directly associated with network construction in the period in which the costs are incurred.

     Equipment held under capital leases acquired prior to December 31, 2002 was recorded at its fair value at January 1, 2003 as required by fresh start accounting. Additions during 2003 to equipment held under capital leases are recorded at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is provided using the straight-line method over the shorter of the estimated useful lives of the leased assets or the related lease term.

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

     Fixed Wireless Licenses and Other Intangibles

     Fixed wireless licenses acquired prior to December 31, 2002 were recorded at their fair values at January 1, 2003, as required by fresh start. The reorganized Company is amortizing these licenses over an estimated useful life of 10 years based on the initial license term granted by the Federal Communications Commission. Amortization commences when commercial service using fixed wireless technology is deployed in the license’s geographic area.

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

     Other Assets

     Other assets consist primarily of escrow and security deposits which are stated at cost, and their fair value approximates their carrying value.

     Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No.109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires that deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized. The provisions of SFAS No. 109 have been applied as if the Company were a separate taxpayer.

     As of December 31, 2002, the Company had net operating loss carryforwards of approximately $4.0 billion and capital loss carryforwards of approximately $0.5 billion. As of the Effective Date, the Company recognized a substantial amount of taxable income from the cancellation of indebtedness, eliminating a substantial portion of these capital and net operating loss carryforwards. Other tax attributes, including property bases, have also been reduced. Any surviving capital or net operating loss carryforwards will be subject to limitations imposed under the ownership change rules in the U.S. Internal Revenue Code. As discussed in more detail in note 10, the Company will join with the affiliated group of corporations controlled by Mr. Carl C. Icahn, Chairman and controlling shareholder of XO, (“Mr. Icahn”) in filing a consolidated federal income tax return for periods following the Effective Date.

     Revenue Recognition

     Revenues from telecommunications services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

     Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with service installations and other non-recurring charges are deferred and recognized ratably over the estimated customer life of 3 years.

     The Company establishes allowances for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expense. The Company assesses the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of its customers. The Company believes that the established valuation allowances were adequate as of September 30, 2003 and December 31, 2002. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, XO’s estimate of the recoverability of its trade receivables could be further reduced.

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

     Stock-Based Compensation

     Effective January 1, 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS No. 148”). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As allowed by SFAS No. 148, the Company has chosen to continue to account for compensation cost associated with its employee stock option plan in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) adopting the disclosure-only provisions of SFAS No. 123. Under this method, no compensation expense is recorded if stock options are granted at an exercise price equal to the fair market value of the Company’s stock on the grant date. If the Company had adopted the fair value method of accounting for its stock option awards, the Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, would have been as follows (dollars in thousands, except per share data):

	Reorganized XO	Predecessor XO
	Three months ended	Three months ended
	September 30, 2003	September 30, 2002

Net loss applicable to common shares, as reported	$(40,787)	$(695,209)
Add: Stock-based employee compensation expense included in net loss applicable to common shares, as reported	193	8,776
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock option awards	(3,735)	(366)

Pro forma net loss	$(44,329)	$(686,799)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted – as reported	$(0.42)	$(1.57)

Net loss per common share, basic and diluted – pro forma	$(0.46)	$(1.55)

	Reorganized XO	Predecessor XO
	Nine months ended	Nine months ended
	September 30, 2003	September 30, 2002

Net loss applicable to common shares, as reported	$(81,111)	$(3,180,539)
Add: Stock-based employee compensation expense included in net loss applicable to common shares, as reported	447	26,762
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock option awards	(11,730)	(1,097)

Pro forma net loss	$(92,394)	$(3,154,874)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted – as reported	$(0.85)	$(7.19)

Net loss per common share, basic and diluted – pro forma	$(0.97)	$(7.13)

     Comprehensive Loss

     Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments and, for any periods prior to the second quarter of 2002, foreign currency translation adjustments relating to the Company’s European operations, which were disposed of in February 2002.

     Concentration of Credit Risk

     During the second quarter of 2003, XO liquidated its entire portfolio of marketable securities which consisted of an investment portfolio containing U.S. government agency issued and other securities with duration of less than one year. The Company invested a portion of the proceeds, $158.5 million, in $761.1 million principal amount of senior secured debt of Global Crossing, a telecommunications company which is currently in reorganization proceedings. The debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems. If the Company chooses to liquidate its investment in this debt, it may not be able to locate a buyer that would allow it to liquidate the debt in a timely fashion to recover the amount paid. Accordingly, it cannot be assured that the Company will be able to dispose of the investment for an amount equal to or greater than the amount it paid for it. The distribution that would be received upon consummation of Global Crossing’s bankruptcy case is expected to have a value greater than this investment. However, no assurance can be made by the Company as to the timing of Global Crossing’s emergence from bankruptcy.

     Other financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Although the Company’s trade receivables are geographically dispersed and include customers in many different industries, a portion of the Company’s revenue is generated from services provided to other telecommunications service providers. Several of these companies have filed for protection under Chapter 11 of the Bankruptcy Code. The Company believes that its established valuation and credit allowances are adequate as of September 30, 2003 to cover these risks.

     Fair Value of Financial Instruments

     SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS No. 107”), requires disclosure of fair value information about financial instruments, for which it is practicable to estimate the value. The carrying amounts for the Company’s financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities with the exception of the investment in debt securities which consists primarily of senior secured debt of Global Crossing, a telecommunications company which is currently in reorganization proceedings. The Global Crossing debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems and is therefore recorded at cost. Management believes that fair market value approximates cost for this investment.

     Other Consolidated Financial Information

     As part of its implementation of fresh start accounting, the Company recorded provisions related to certain operating leases which had either unfavorable market rates or were unutilized. These provisions were recorded at their estimated fair value, which was determined by calculating the net present value of the appropriate future cash flow stream. During the first and second quarters of 2003, the Company accreted the imputed interest portion of the total present value adjustment to interest expense, using the interest method, and amortized the remainder of the provision, on a straight line basis, to selling, operating and general expense. During the third quarter of 2003, in conjunction with a review of its accounting policies, the Company determined that recording straight line amortization of the imputed interest amount through selling, operating and general expense is the appropriate treatment and adopted this approach. The effect of this difference on the financial statements for the first two quarters of 2003 was not material. Accordingly, the Company has recorded the effect of this change for the first half of 2003 in the third quarter of 2003, which increased selling, operating and general expense by $1.3 million, reduced interest expense by $3.5 million and improved net loss by $2.2 million or $0.02 per share for the three month period ended September 30, 2003.

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

     Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon managements’ commitment to an exit plan, which is generally before an actual liability has been incurred. In the nine months ended September 30, 2003, the Company did not have any exit or disposal activities initiated after December 31, 2002; however, in conjunction with the Company’s implementation of fresh start accounting, the Company’s remaining restructuring accrual has been reduced to its fair value as discussed in note 6.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS No. 148”) which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” or APB No. 28, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 28. Effective January 1, 2003, we adopted the disclosure provisions of SFAS No. 148. As allowed by SFAS No. 148, we have chosen to continue to account for compensation cost associated with our employee stock option plans in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25.

     In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.

133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”), which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It require companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No.51, “Consolidated Financial Statements” (“FIN 46”). FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. The Company does not believe it has investments in, or contractual or other business relationships with VIEs. Therefore, the adoption of FIN 46 had no effect on the Company’s consolidated financial position as of September 30, 2003 or the results of operations for the three and nine months ended September 30, 2003.

     In November 2002, the FASB’s Emerging Issues Task Force reached a final consensus on Issue No.00-21, “Accounting for Revenue arrangements with Multiple Deliverables” (“EITF Issue No.00-21”), which is effective for revenue arrangements entered into its fiscal periods beginning after June 15, 2003. Under the EITF issue No.00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated financial statements.

4. LONG-LIVED ASSETS

     As discussed in note 2, the Company applied fresh start on January 1, 2003. Accordingly its property and equipment, fixed wireless licenses and other intangible assets as of January 1, 2003, have been recorded at their then fair values. Purchases of long-lived assets during 2003 have been recorded at cost.

     Property and Equipment

     Property and equipment consisted of the following components (dollars in thousands):

	Reorganized XO	Reorganized XO	Predecessor XO
	September 30,	January 1,	December 31,
	2003	2003	2002

Telecommunications networks and acquired bandwidth	$383,362	$359,247	$2,920,819
Furniture, fixtures, equipment, and other	71,687	61,501	656,994

	455,049	420,748	3,577,813
Less accumulated depreciation	(62,024)	—	(1,165,216)

	393,025	420,748	2,412,597
Network construction-in-progress	81,615	55,840	367,992

	$474,640	$476,588	$2,780,589

     Depreciation expense related to property and equipment for the reorganized Company’s three and nine months ended September 30, 2003 was $21.8 million and $62.4 million, respectively, and for the predecessor Company’s three and nine months ended September 30, 2002 was $161.0 million and $437.5 million, respectively. Assets classified as construction-in-progress are not being depreciated as they are not currently ready for their intended use.

     Fixed Wireless Licenses and Other Intangibles

     Fixed wireless licenses and other intangible assets consisted of the following components (dollars in thousands):

	Reorganized XO	Reorganized XO	Predecessor XO
	September 30,	January 1,	December 31,
	2003	2003	2002

Fixed wireless licenses	$59,508	$59,508	$997,942
Customer relationships	49,987	49,987	123,745
Internally developed technology	9,521	9,521	—
Acquired technology	—	—	130,515
Other	—	—	35,413

	119,016	119,016	1,287,615
Less accumulated amortization	(19,622)	—	(303,001)

	99,394	119,016	984,614
XO Trade name – indefinite life asset	16,662	16,662	—

	$116,056	$135,678	$984,614

     Amortization expense related to intangible assets for the reorganized Company’s three and nine months ended September 30, 2003 was $6.5 million and $19.6 million, respectively, and for the predecessor Company’s three and nine months ended September 30, 2002 was $26.3 million and $79.0 million, respectively. As of September 30, 2003, approximately $23.5 million of fixed wireless licenses are not being amortized as commercial services have not been deployed in the license’s geographic area.

     Goodwill

     In July 2001, SFAS No. 142 was issued and revised the accounting for purchased goodwill and intangible assets and superseded APB Opinion No. 17, “Intangible Assets” (“APB No. 17”). As described in greater detail in the 2002 Annual Report, the predecessor Company performed the required impairment tests of goodwill as of January 1, 2002, and as a result, during the first quarter of 2002, the predecessor Company recorded a $1.9 billion adjustment as a cumulative effect of accounting change to write-off all of its goodwill.

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

     The Company leases Internet data center facilities and various technical sites. Terminating and decommissioning these locations would require the removal of any XO assets and restoration of the leased space to its original condition. Accordingly, upon adoption of SFAS No. 143, the Company recorded an estimated asset retirement obligation of $12.0 million, which was estimated using management’s best estimate of the expected cash expenditures. The present value of the asset retirement obligation was calculated using a discount rate of 8.0% over a period of 5-20 years, which is representative of the estimated remaining period XO will occupy its data centers and technical facilities.

6. RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS

     During the second half of 2001, and the first half of 2002, the Company implemented a plan to restructure certain of its business operations. The restructuring plan included reducing the Company’s discretionary spending, capital expenditures and workforce based on its assessment at that time of current and expected future market conditions and the divestiture of its European operations. As of September 30, 2003, the remaining restructuring accrual was $35.1 million, which relates primarily to payments due to landlords on exited leased facilities. The restructuring accrual has decreased from $79.0 million as of December 31, 2002, primarily due to payments associated with exited leased facilities and adjustments made in conjunction with the Company’s implementation of fresh start to appropriately reflect the remaining accrual at its net present value.

7. LONG-TERM DEBT

     As discussed in the 2002 Annual Report and in note 2, upon the Effective Date, the $1.0 billion of loans under the pre-petition senior secured credit facility were converted into 90.25 million shares of New Common Stock of the reorganized Company and $500.0 million of outstanding principal amount of loans under the New Credit Agreement. The maturity date of the outstanding principal under the New Credit Agreement is July 15, 2009 and automatic and permanent quarterly reductions of the principal amount commence on October 15, 2007. In the event that consolidated excess cash flow (as defined in the New Credit Agreement) for any fiscal quarter during the term of the agreement is greater than $25 million, at the request of the lender, the Company will pay an amount equal to 50% of such excess cash flow greater than $25 million toward the reduction of outstanding indebtedness. The security for the New Credit Agreement consists of all assets of XO Parent, including the stock of its direct and indirect subsidiaries, and all assets of virtually all of those subsidiaries.

     The New Credit Agreement limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and maximum capital expenditures. The Company is also to maintain an unrestricted cash balance of $80 million at September 30, 2003, $45 million at December 31, 2003, and $25 million at the end of each fiscal quarter thereafter during the term of the New Credit Agreement. Under certain circumstances, the New Credit Agreement permits the Company to obtain a senior secured facility of up to $200.0 million, subject to reduction in an amount equal to any proceeds received from the exercise of rights in the Rights Offering. At September 30, 2003, long-term debt of $526.8 million including $500.0 million principal amount outstanding on the New Credit Agreement and $26.8 million of accrued interest thereon. More than 90% of the underlying loans of the New Credit Agreement are held by an entity controlled by Mr. Icahn.

     The Company is not required to pay cash interest accrued on the principal amount under the New Credit Agreement until it meets certain financial ratios; however the Company can elect to begin paying interest in cash prior to the required date. Loans under the New Credit Agreement bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate, plus in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At September 30, 2003, the annualized weighted average interest rate applicable to outstanding borrowings under the New Credit Agreement was 7.52%.

     Also upon the Effective Date, all of XO Parent’s pre-petition unsecured senior notes and pre-petition general unsecured claims were cancelled in exchange for (i) 4.75 million shares of New Common Stock (ii) warrants to purchase shares up to an additional 23.75 million shares of New Common Stock (iii) rights to purchase shares of New Common Stock in accordance with the terms of the Rights Offering and (iv) a portion of the cash consideration received by XO Parent in connection with the settlement and termination of the proposed investment transaction that was the basis for the first restructuring alternative contemplated by the Plan of Reorganization. As part of the distribution process, XO Parent is holding approximately 1.0 million shares of New Common Stock and warrants to purchase approximately 6.2 million shares of New Common Stock in a reserve for distribution to holders of XO Parent’s pre-petition unsecured senior notes and pre-petition general unsecured claims. These securities will be distributed upon final resolution of disputed XO Parent bankruptcy claims. Holders of pre-petition subordinated notes of XO Parent had their securities cancelled, and received a cash payment under certain terms as defined by the Plan of Reorganization and are entitled to participate in the Rights Offering.

8. STOCKHOLDERS’ EQUITY

     Pursuant to the Company’s Certificate of Incorporation that was adopted in connection with the Plan of Reorganization, the Company has the authority to issue 1,000.0 million shares of New Common Stock and 200.0 million shares of new undesignated preferred stock. As of September 30, 2003, approximately 96.2 million shares of New Common Stock had been issued, more than 80% of which were owned and controlled by an entity controlled by Mr. Icahn. As part of the distribution process, XO Parent is holding approximately 1.0 million shares of New Common Stock for distribution to XO Parent’s pre-petition unsecured senior notes and pre-petition unsecured general claims after the resolution of disputed bankruptcy claims.

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

     As part of the distribution process, XO Parent is holding Series A Warrants to purchase approximately 2.5 million shares of New Common Stock, Series B Warrants to purchase approximately 1.8 million shares of New Common Stock and Series C Warrants to purchase approximately 1.8 million shares of New Common Stock in reserve for distribution to holders of XO Parent’s pre-petition unsecured senior notes and pre-petition general unsecured claims after the resolution of disputed bankruptcy claims. The warrants are included in reorganized XO’s common stock in the accompanying condensed consolidated balance sheet. The warrants will expire 7 years after the date of issuance. The exercise price applicable to each respective series of warrants is subject to adjustment in certain events. Upon final distribution of warrants under the Plan of Reorganization, XO estimates the entity controlled by Mr. Icahn will own Series A Warrants to purchase approximately 4.0 million shares of New Common Stock, Series B Warrants to purchase approximately 3.0 million shares of New Common Stock, and Series C Warrants to purchase approximately 3.0 million shares of New Common Stock.

     In accordance with the Plan of Reorganization, the first stage of the Rights Offering began on October 16, 2003 and will continue until 5:00 p.m., New York time on November 14, 2003 (the “Subscription Rights Expiration Date”). The thirty day second stage of the Rights Offering, if any, will begin as soon as commercially practicable after the Subscription Rights Expiration Date. Any proceeds of the Rights Offering will be used to pay down principal outstanding under the New Credit Agreement.

     The Company has a stock option plan that can further dilute investors if exercised. This plan is discussed further in note 11. On September 30, 2003, there were 2.4 million exercisable “in-the-money” stock options, which, if exercised, would have resulted in an additional 2.4 million shares of New Common Stock being issued.

9. OPERATING SEGMENTS

     The Company operates its business as one telecommunications segment and classifies its products and services revenues offered by its telecommunications services segment into voice services, data services and integrated voice and data services (dollars in thousands):

	Reorganized XO	Predecessor XO	Reorganized XO	Predecessor XO
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Voice services	$140,387	$158,208	$441,129	$502,363
Data services	101,038	109,892	300,336	364,283
Integrated voice and data	38,008	33,426	107,978	93,765

Total revenue	$279,433	$301,526	$849,443	$960,411

10. RELATED PARTY TRANSACTIONS

     After the initial distribution of New Common Stock pursuant to the Plan of Reorganization, an entity controlled by Mr. Icahn, holds more than 80% of the outstanding shares of New Common Stock. Of the warrants to be distributed under the Plan of Reorganization to holders of the pre-petition senior unsecured notes, it is estimated this Icahn controlled entity will receive Series A Warrants to purchase approximately 4.0 million shares of New Common Stock, Series B Warrants to purchase approximately 3.0 million shares of New Common Stock, and Series C Warrants to purchase approximately 3.0 million shares of New Common Stock. As entities controlled by Mr. Icahn owned portions of XO’s predecessor unsecured debt, they are claimants in the Company’s bankruptcy reorganization and will receive approximately 40% of the rights to participate in its Rights Offering. If the Icahn affiliates elect to exercise these rights they could acquire additional shares of New Common Stock. In addition, more than 90% of the $500.0 million in loans outstanding under the New Credit Agreement are held by an entity which is also controlled by Mr. Icahn.

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

     In February 2003, an entity controlled by Mr. Icahn, acquired ownership of the building in which XO headquarters is located in a transaction that was approved by the Bankruptcy Court. XO currently leases approximately 170,000 square feet of space in that building. In connection with its purchase of the building, the entity controlled by Mr. Icahn assumed the Company’s existing lease agreement and amended the lease to include certain terms that are more favorable to the Company. Pursuant to the assumed lease agreement, XO has paid $2.5 million in lease expense through September 30, 2003 and XO is obligated to pay approximately $16.1 million in the aggregate through the expiration of the initial term of the lease, which is November 30, 2007.

     XO Parent has entered into a Tax Allocation Agreement, dated January 16, 2003, between XO Parent and Starfire Holding Corporation (“Starfire”), the parent entity of the affiliated group of corporations controlled by Mr. Icahn, because it is contemplated that these Icahn controlled entities will be filing consolidated federal income tax returns, and possibly combined returns for state tax purposes. The Tax Allocation Agreement, which was approved by the Bankruptcy Court in connection with XO Parent’s Chapter 11 proceedings, establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Starfire for income tax purposes. Generally, the Tax Allocation Agreement provides that Starfire will pay all consolidated federal income taxes on behalf of the consolidated group that includes the Company, and the Company will make payments to Starfire in an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Starfire.

     The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. For the three and nine months ended September 30, 2003, the total revenue recognized on such services was $0.1 million and $0.3 million respectively.

11. STOCK-BASED COMPENSATION

     Upon the Effective Date of the Plan of Reorganization, all options under the predecessor XO stock option plans were cancelled and the plans were terminated. Upon the Effective Date of the Plan of Reorganization, the XO Communications, Inc. 2002 Stock Incentive Plan (“the 2002 Stock Incentive Plan”) was adopted. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of New Common Stock in the form of restricted stock or options to purchase New Common Stock. Non-qualified options to purchase 10.8 million shares of New Common Stock have been granted and are outstanding as of September 30, 2003.

     On June 20, 2003, XO filed a registration statement covering the offer and sale of stock options and stock appreciation rights (“SARs”) to be granted in conjunction with the 2003 Employee Retention and Incentive Plan (the “ 2003 Retention Plan”) for an aggregate award of 1.9 million shares of New Common Stock. (the “Retention Plan Awards”). In the third quarter of 2003, XO granted 208,375 options and 10,644 SARs in conjunction with the 2003 Retention Plan, 50% of which were vested and exercisable on the date of grant, with the remaining 50% vesting ratably every month over the next twenty four months following the month of grant. Additional grants may be made in 2004 if the Company attains certain financial goals in the second half of 2003. The financial goals and the terms of the Retention Plan were established by the Company’s Board of Directors. The per share exercise price for the Retention Plan Awards was set at $5.84. Compensation expenses were approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2003, respectively.

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

     Investment in Debt Securities

     During the second quarter of 2003, XO liquidated its entire portfolio of marketable securities which consisted of an investment portfolio containing U.S. government agency issued and other securities with a duration of less than one year. The Company invested a portion of the proceeds, $158.5 million, in $761.1 million principal amount of senior secured debt of Global Crossing, a telecommunications company which is currently in reorganization proceedings. The debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems. If the Company chooses to liquidate its investment in this debt, it may not be able to locate a buyer that would allow it to liquidate the debt in a timely fashion to recover the amount paid. Accordingly, it cannot be assured that the Company will be able to dispose of the investment for an amount equal to or greater than the amount it paid for it. The distribution that may be received upon consummation of Global Crossing’s bankruptcy case is expected to have a value greater than this investment. However, no assurance can be made by the Company as to the timing of Global Crossing’s emergence from bankruptcy.

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

     Unfunded Affiliate Pension Obligation

     As entities controlled by Mr. Icahn hold over 80% of the outstanding New Common Stock, applicable pension and tax laws make each member of a plan sponsor’s “controlled group” (generally defined as entities in which there is at least an 80% common ownership interest) jointly and severally liable for certain pension plan obligations of the plan sponsor. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, (the “PBGC”) against the assets of each member of the plan sponsor’s controlled group.

     As a result of the more than 80% ownership interest in XO Parent by entities controlled by Mr. Icahn’s affiliates, XO Parent and its subsidiaries will be subject to the pension liabilities of any entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes ACF Industries, Inc. (“ACF”), which is the sponsor of certain pension plans. As most recently reported by the ACF plans’ actuaries, pension plans maintained by ACF are underfunded in the aggregate by approximately $14.0 million on an ongoing actuarial basis and by approximately $102.0 million if those plans were terminated. As a member of the same controlled group, XO Parent and each of its subsidiaries would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans.

     The current underfunded status of the ACF pension plans requires ACF to notify the PBGC if XO Parent or its subsidiaries cease to be a member of the ACF controlled group. In addition, so long as entities controlled by Mr. Icahn holds more than 80% of the Company’s New Common Stock, certain other “reportable events,” including certain extraordinary dividends and stock redemptions, must be reported to the PBGC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

     Some statements and information contained in this document are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of data products and services based on IP, Ethernet and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network and back office systems, including with respect to the development of IP protocols;

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness; and

•	trends related to and expectations regarding the results of operations in future periods, including but not limited to those statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the “Liquidity Assessment” discussions set forth below and the “Risks and Uncertainties” discussion and the “Risk Factors” section of our 2002 Annual Report, including, but not limited to:

•	general economic conditions in the geographic areas that we are targeting for the sale of telecommunications services;

•	the ability to achieve and maintain market penetration and average per customer revenue levels sufficient to provide financial viability to our business;

•	the quality and price of similar or comparable telecommunications services offered, or to be offered, by our current or future competitors; and

•	future telecommunications-related legislation or regulatory developments and the conduct of incumbent carriers in reaction to such developments.

Overview

     We provide a comprehensive array of voice and data communications services to business customers. Our voice services include local and long distance services, both bundled and standalone, other voice-related services such as conferencing, domestic and international toll free services and voicemail, and transactions processing services for prepaid calling cards. Our data services include Internet access, private data networking, including dedicated transmission capacity on our networks, virtual private network services, Ethernet services, and web hosting services. We also combine many of these services in flat rate service packages. These services are offered to a variety of customers, including small, medium and large retail businesses, multi-location businesses and carrier or wholesale customers.

     To serve our customers’ broad and expanding telecommunications needs, we operate a network comprised of a series of rings of fiber optic cables located in the central business districts of numerous metropolitan areas, which we refer to as metro fiber networks, that are connected primarily by a network of numerous dedicated wavelengths of transmission capacity on fiber optic cables, which we refer to as an intercity network. By integrating these networks with advanced telecommunications technologies, we are able to provide a comprehensive array of telecommunications services primarily or entirely over a network that we own or control, from the initiation of the voice or data transmission to the point of termination, which we refer to as end-to-end service. This capability enables us to provide telecommunications services between customers connected to our network and among customers with multiple locations primarily or entirely over our network.

     To develop these networks, we have assembled metro and intercity network assets in the United States, substantially all of which we own or control through indefeasible exclusive rights or other leasing arrangements, making us a facilities-based carrier. These network assets incorporate state-of-the-art fiber optic cable, dedicated wavelengths of transmission capacity on fiber optic networks and transmission equipment capable of carrying high volumes of data, voice, video and Internet traffic. We operate 37 metro fiber networks in 22 states and the District of Columbia, including 25 of the 30 largest metropolitan areas in the U.S. We have constructed, acquired or leased many of these metro fiber networks, which consist of up to 432 strands of fiber optic cable and, in some cases, additional empty conduits through which fiber optic cable can be deployed. For our inter-city network, we have leased dedicated, high-capacity wavelengths of transmission capacity on fiber optic cables, onto which we have deployed our own switching, routing and optical equipment, which give us greater control over how voice and data information is transmitted. We also hold indefeasible exclusive rights to use 18 fiber optic strands on the routes served by our intercity networks pursuant to arrangements with Level 3 Communications, Inc, substantially all of which are unlit.

Recent Events

     Changes in Certifying Accountant

     On September 24, 2003, XO notified its independent auditors, Ernst & Young LLP that XO had decided to change auditors. On September 30, 2003, the Audit Committee of XO’s Board of Directors appointed KPMG, LLP to serve as its new independent auditors for the year ending December 31, 2003. The change was effective immediately and was reported on Form 8-K filed with the Commission on September 30, 2003.

     Announcement of Offer to Acquire All of the Assets of Global Crossing Ltd. and Global Crossing Holdings Ltd.

     On May 30, 2003, we made the first of a series of offers to acquire all of the assets and business of Global Crossing Ltd. and Global Crossing Holdings Ltd, which we collectively refer to as Global Crossing, a telecommunications company which is currently in Chapter 11 reorganization proceedings. Thereafter, we made several modifications to, and enhancements of, our initial offer, and, on June 24, 2003, commenced an offer to purchase all of the senior secured debt of Global Crossing that we did not already own. To date, we paid approximately $158.5 million to acquire approximately $761.1 million principal amount of the approximately $2,214.0 million principal amount of such debt outstanding.

     The United States Bankruptcy Court for the Southern District of New York approved Global Crossing’s request to extend until November 14, 2003 the exclusivity period of its existing purchase agreement with Singapore Technologies PTE. On September 19, 2003 Global Crossing announced that it received approval from the Committee for Foreign Investment in the United States for Singapore Technologies PTE’s proposed investment in Global Crossing and on October 8, 2003 the FCC also approved this purchase agreement. Upon consummation of Global Crossings’ Plan of Reorganization, we estimate that we will receive the following in exchange for our share of Global Crossings’ pre-petition senior secured debt:

•	$105 million in cash;

•	$60 million of new senior secured notes of Global Crossing; and

•	Approximately 2% of new common stock in Global Crossing.

     However, no assurance can be made by the Company as to the timing of Global Crossing’s emergence from bankruptcy.

     Bid to Purchase Assets

     In August 2003, XO bid at a Bankruptcy Court auction on certain of the assets and business of Touch America, Inc., a facilities-based telecommunications service provider serving retail and carrier customers in the Western,

Central and Southern United States. XO’s final bid of approximately $42.5 million, less $5.6 million of pass through revenue, was the second-highest bid received in the auction. As a result, under the rules governing the auction, if the winning bidder fails to close its proposed purchase, Touch America will have the right, but not the obligation, to accept XO’s final bid. However, and since XO’s final bid was subject to a number of contractual terms including, without limitation, Touch America’s compliance with representations and warranties, the absence of any material adverse change in Touch America’s business, additional covenants, regulatory approval, and other conditions, it is not known whether or not XO would be obligated to make such purchase.

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

     Our Chapter 11 Reorganization and Emergence

     The Reorganization Proceedings

     On June 17, 2002, XO Parent filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On November 15, 2002, the Bankruptcy Court confirmed XO Parent’s plan of reorganization, and, on January 16, 2003, the Effective Date, XO Parent consummated the plan of reorganization and it emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. As described in more detail in our annual report on Form 10-K for the year ended December 31, 2002 as filed with the Commission on March 21, 2003, hereinafter referred to as the 2002 Annual Report, the consummation of the Plan of Reorganization resulted in the following changes:

•	The conversion of $1.0 billion of loans under XO Parent’s pre-petition senior secured credit facility, which we refer to as the Pre-Petition Credit Facility, into $500.0 million of outstanding principal amount which we refer to as the New Credit Agreement;

•	The extinguishment of all amounts due under our pre-petition unsecured senior and subordinated notes and certain general unsecured obligations;

•	The cancellation of all outstanding shares and interest in our pre-petition preferred stock and pre-petition common stock.

•	The issuance of approximately 95.0 million shares of common stock of the reorganized Company which we refer to as the New Common Stock and warrants to purchase up to an additional 23.75 million shares of New Common Stock of the reorganized Company. As part of the distribution process, XO Parent is holding approximately 1.0 million shares of New Common Stock and warrants to purchase approximately 6.2 million shares of New Common Stock in a reserve for distribution to holders of XO Parent’s pre-petition unsecured senior notes and pre-petition general unsecured claims. These securities will be distributed upon final resolution of disputed XO Parent bankruptcy claims; and

•	The requirement to issue rights to subscribe for 40.0 million to 43.3 million shares of New Common Stock, at $5.00 per share, through the Rights Offering. XO Parent has registered the New Common Stock to be issued upon exercise of subscription rights in the Rights Offering and transferable subscription rights issuable to XO Parent’s affiliates in the Rights Offering in its Registration Statement on Form S-1 (Reg. No. 333-107254), which became effective on October 16, 2003. The initial stage of the Rights Offering commenced on October 16, 2003.

     Distributions to and Interests Held by Entities Controlled by Mr. Carl C. Icahn

     After the initial distribution of New Common Stock pursuant to the Plan of Reorganization, an entity controlled by Mr. Carl C. Icahn, Chairman of XO, holds more than 80% of the outstanding shares of New Common Stock. Upon final distribution of warrants under the Plan of Reorganization, we estimate the entity controlled by Mr. Icahn will receive Series A Warrants to purchase approximately 4.0 million shares of New Common Stock, Series B

Warrants to purchase approximately 3.0 million shares of New Common Stock, and Series C Warrants to purchase approximately 3.0 million shares of New Common Stock. As entities controlled by Mr. Icahn owned portions of our pre-petition unsecured debt, they are claimants in our reorganization and will receive approximately 40% of the rights to participate in our Rights Offering. If they elect to exercise these rights they could acquire additional shares of New Common Stock. In addition, more than 90% of the $500.0 million in loans outstanding under the New Credit Agreement are held by an entity which is also controlled by Mr. Icahn.

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

Comparison of Financial Results

     As a consequence of the Chapter 11 reorganization, the financial results for the three and nine months ended September 30, 2003 have been separately presented under the label “Reorganized XO” and are not comparable with prior year results. The results for “Predecessor XO” for January 1, 2003 reflect solely the impact of the application of fresh start on that date. The reorganized Company has adopted the policy of expensing customer installation costs and internal labor directly associated with network construction in the period in which the costs are incurred. The predecessor Company capitalized and amortized these costs. In accordance with SOP 90-7, the reorganized Company was required to implement newly issued accounting pronouncements that would require adoption within twelve months of applying fresh start.

     The operational results for the three and nine months ended September 30, 2003 are discussed below.

     Three and Nine Months Ended September 30, 2003 versus Three and Nine Months Ended September 30, 2002

     Revenue. Total revenue for the three months ended September 30, 2003 decreased 7.3% to $279.4 million from $301.5 million in the same period of 2002 while total revenue for the nine months ended September 30, 2003 decreased 11.6% to $849.4 million from $960.4 million for the same period of 2002. This decline is primarily due to a high level of customer disconnects due to reduced demand from other telecommunications companies as a result of a weakened economy, customer bankruptcies in the telecommunication industry, and regulatory and competitive pricing pressures across certain services. To increase sales activity in 2003, we have hired additional direct sales personnel and sales agents. Programs launched in 2002 and 2003 to decrease customer disconnects will continue. We expect that total revenue will decline in the near term as customer churn continues and the level of new customer installations lag behind increased sales productivity. Price declines in carrier long-distance services will also contribute to this trend. Revenue was earned from providing the following services (dollars in thousands):

	Reorganized XO		Predecessor XO
	Three Months Ended		Three Months Ended
	September 30,		September 30,

	2003	% of Revenue	2002	% of Revenue	% Change

Voice services	$140,387	50.2%	$158,208	52.5%	(11.3%)
Data services	101,038	36.2%	109,892	36.4%	(8.1%)
Integrated voice and data	38,008	13.6%	33,426	11.1%	13.7%

Total revenue	$279,433	100.0%	$301,526	100.0%	(7.3%)

	Reorganized XO		Predecessor XO
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	% of Revenue	2002	% of Revenue	% Change

Voice services	$441,129	51.9%	$502,363	52.3%	(12.2%)
Data services	300,336	35.4%	364,283	37.9%	(17.6%)
Integrated voice and data	107,978	12.7%	93,765	9.8%	15.2%

Total revenue	$849,443	100.0%	$960,411	100.0%	(11.6%)

     Voice services revenue includes revenue from bundled local and long distance voice services, prepaid calling card processing, and other voice telecommunications based services, interactive voice response services and stand-alone long distance services. Voice services revenue for the three months ended September 30, 2003 decreased to $140.4 million from $158.2 million for the same period of 2002, and for the nine months ended September 30, 2003, decreased to $441.1 million from $502.4 million in the same period of 2002. The decrease is primarily attributable to customer disconnects and usage reductions arising from customers’ downsizing due to the state of the domestic economy and reduced carrier access billing rates.

     Data services revenue includes revenue from Internet access, network access and web applications hosting services. Data services revenue for the three months ended September 30, 2003 decreased to $101.0 million from $109.9 million for the same period of 2002, and for the nine months ended September 30, 2003, it decreased to $300.3 million from $364.3 million for the same period of 2002. The decline was attributable to customer bankruptcies, customer disconnects, and a lower demand from large customers due to reductions in those customers’ data capacity needs.

     Integrated voice and data services revenue is generated largely from our XOptions service offerings, a flat-rate bundled package offering a combination of voice and data services. Integrated voice and data services revenue for the three months ended September 30, 2003 increased to $38.0 million from $33.4 million for the same period in 2002, and for the nine months ended September 30, 2003, it increased to $108.0 million from $93.8 million in the same period of 2002. The increase is due to the acceptance in the marketplace of our XOptions service offering.

     Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Reorganized XO		Predecessor XO
	Three Months Ended		Three Months Ended
	September 30,		September 30,

	2003	% of Revenue	2002	% of Revenue	% Change

Costs and expenses:
Cost of service	$106,935	38.3%	$126,215	41.9%	(15.3%)
Selling, operating and general	179,795	64.3%	175,030	58.0%	2.7%
Stock-based compensation	193	0.0%	8,776	2.9%	(97.8%)
Depreciation and amortization	28,388	10.2%	187,256	62.1%	(84.8%)
Restructuring and asset write-downs	—	—	477,250	158.3%	NM

Total	$315,311		$974,527		(67.6%)

	Reorganized XO		Predecessor XO
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	% of Revenue	2002	% of Revenue	% Change

Costs and expenses:
Cost of service	$319,339	37.6%	$400,928	41.7%	(20.4%)
Selling, operating and general	510,817	60.1%	568,533	59.2%	(10.2%)
Stock-based compensation	447	0.1%	26,762	2.8%	(98.3%)
Depreciation and amortization	81,993	9.7%	516,455	53.8%	(84.1%)
Restructuring and asset write-downs	—	—	480,168	50.0%	NM

Total	$912,596		$1,992,846		(54.2%)

NM - Not Meaningful

     Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service for the three and nine months ended September 30, 2003 decreased in absolute dollars and as a percentage of revenue compared to the same period in 2002. The year over year decline was due primarily to cost optimization programs which reduced expenses by transferring traffic from leased facilities onto our owned or controlled facilities, reduced costs due to reduced revenue, and favorable resolutions of disputed third party costs during the first nine months of 2003. The decline was partially offset by our adoption of an accounting policy during the first quarter of 2003, to expense rather than defer costs associated with the installation of customer services.

     We anticipate that cost of service as a percentage of revenue will fluctuate based on trends in revenue, product mix, the impact of customer bankruptcies, the extension of services into new markets, regulatory decisions and our ability to continue favorable resolution of third party billing disputes.

     Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense for the three months ended September 30, 2003 was $179.8 million versus $175.0 million for the same period in 2002. Selling, operating and general expenses for the third quarter of 2003 increased in absolute dollars and as a percentage of revenue when compared to the third quarter of 2002 due to increased costs associated with hiring, training and compensating new sales personnel. For the nine months ended September 30, 2003, selling, operating and general expense was $510.8 million versus $568.5 million for the same period in 2002. Selling, operating and general expense for the nine months ended September 30, 2003 decreased from the nine months ended September 30, 2002 in part due to cost reduction and restructuring initiatives that included significant headcount reductions. In addition, bankruptcy allowed us to reject or renegotiate many contracts and fresh start accounting required us to adjust our lease commitments and property to fair value resulting in expense savings in various contracted services, rent and property taxes. These reductions were partially offset by our adoption of the policy of expensing internal labor costs directly associated with customer installation and the construction of our network.

     We expect selling, operating and general expense to remain relatively stable in absolute dollars but increase as a percentage of revenue for the remainder of 2003 until the investment made in the expanded sales force is realized in revenue growth.

     Stock-based compensation. Stock-based compensation expense represents non-cash charges recorded in connection with the grant of compensatory stock options and restricted stock to employees whose compensation is included in selling, operating and general expense. XO incurred $8.8 million in deferred compensation expense in the third quarter of 2002 and $26.8 million in the first nine months of 2002. With respect to new grants of compensatory stock options and restricted stock the reorganized company recognized stock-based compensation expense of approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2003, respectively.

     Depreciation and amortization. As discussed above, we implemented fresh start on January 1, 2003 which resulted in a reduction of the carrying value of our property and equipment to its estimated fair value which is significantly lower than historical cost. Consequently, depreciation expense decreased to $21.8 million for the three months ended September 30, 2003, versus $161.0 million for the same period in 2002 and to $62.4 million for the first nine months of 2003 versus $437.5 million in the first nine months of 2002. Amortization expense includes the amortization of fixed wireless licenses and other intangible assets with definite lives. As a result of fresh start accounting, the carrying value of fixed wireless licenses and intangible assets was adjusted to their estimated fair value. The aggregate estimated fair value of these assets is significantly lower than their historical cost. Total amortization expense decreased to $6.5 million for the three months ended September 30, 2003 versus $26.3 million for the same period in 2002 and it decreased to $19.6 million for the first nine months of 2003 versus $79.0 million for the first nine months of 2002.

     We expect depreciation and amortization expense for the remainder of the year to continue to track with the first nine months of 2003. As of September 30, 2003, we had approximately $81.6 million of construction-in-progress plus $23.5 million of fixed wireless licenses that are not currently ready for their intended use or placed into service and, accordingly, are not currently being depreciated or amortized.

     Loss from Operations. Loss from operations was $35.9 million for the third quarter of 2003 and $63.2 million for the first nine months of 2003. As discussed above, we expect revenue to decrease and costs and expenses to increase from third quarter results. Consequently we expect our loss from operations to increase to approximately $50.0 million during the fourth quarter of 2003.

     Interest income. Interest income for the three months ended September 30, 2003 decreased to $1.0 million from $3.8 million for the same period in 2002. For the nine months ended September 30, 2003, interest income decreased to $9.3 million from $13.4 million for the same period in 2002. The decrease in interest income is due primarily to reduced interest rates on lower invested balances and our policy of not accruing interest income on our investment in debt securities of Global Crossing.

     Interest expense, net. Interest expense, net for the reorganized Company for the three and nine months ended September 30, 2003 was $5.9 million and $27.3 million, respectively. During the third quarter of 2003, we reduced interest expense by $3.5 million that have been accreted during the first half of 2003 on our unfavorable lease commitments (see note 3 to the condensed consolidated financial statements). For the three and nine months ended September 30, 2002, interest expense was $0.6 million and $225.8 million, respectively. The increase for the three months ended September 30, 2003 is due to no accrual of interest expense on our pre-petition debt in the third quarter of 2002 as we were in bankruptcy. Contractual interest was $128.5 million for the third quarter of 2002. The significant reduction for the nine months was caused by the cancellation of our pre-petition senior notes, pre-petition convertible subordinated notes and the Pre-Petition Credit Facility upon consummation of our Plan of Reorganization. Interest expense for the nine months ended September 30, 2003 primarily relates to interest on the New Credit Agreement. Any proceeds from the Rights Offering will be used to retire outstanding debt of the New Credit Agreement, discussed further in Liquidity and Capital Resources.

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

     Investment in Debt Securities

     Investment in debt securities at September 30, 2003 consist of investments in senior secured debt of Global Crossing, a telecommunications company which is currently in Chapter 11 reorganization proceedings. The debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems. Accordingly, we currently report all Global Crossing debt securities at cost, which approximates fair value, and have not accrued any interest income on this investment.

     Long-Lived Assets

     Our long-lived assets include property and equipment, fixed wireless licenses, and identifiable intangible assets to be held and used. Property and equipment acquired prior to December 31, 2002 was recorded at fair value as required by fresh start, net of accumulated depreciation. Additions to property and equipment during 2003 are recorded at historical cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of telecommunications networks and acquired bandwidth are 3 to 20 years and 5 to 7 years for furniture fixtures, equipment and other. These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. This latter assessment is significant because we operate within an industry in which new technological changes could render some or all of our network related equipment obsolete requiring application of a shorter useful life or, in certain circumstances, a write-off of the entire value of the asset. Accordingly, in making this assessment, we consider our planned use of the assets, the views of experts both from internal and outside sources regarding the impact of technological advances and trends in the industry on the value and useful lives of our network assets. Costs of additions and improvements (other than internal labor costs related to network construction, as discussed below) are capitalized and repairs and maintenance are charged to expense as incurred. Direct external costs of constructing property and equipment are capitalized including interest costs related to construction. The reorganized Company has adopted the policy of expensing internal labor directly associated with network construction in the period in which the costs are incurred.

     Investments in fixed wireless licenses acquired prior to December 31, 2002 were recorded at their fair values at January 1, 2003, as required by fresh start. We are amortizing these over the license period of 10 years as determined by the Federal Communications Commission. Other intangibles consist of customer relationships, internally developed technology and XO’s trade name. The customer relationships and internally developed technology are being amortized using the straight-line method over the estimated useful lives of three years. The XO trade name was determined to have an indefinite life and is not being amortized, but is reviewed at least annually for impairment, as required under Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets,” or SFAS No. 142.

     Depreciation or amortization of the long-lived asset begins when the asset is substantially complete or placed into service.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. The criteria for determining impairment for long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. We believe that no impairment existed under SFAS No. 144 as of September 30, 2003. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

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

     We establish an allowance for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expenses. We assess the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We can and have experienced material changes to our reserve requirements on a month to month basis as significant customers have in the past unexpectedly filed for bankruptcy or otherwise became insolvent. We believe that our established valuation allowances were adequate as of September 30, 2003. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known.

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

     Income Taxes

     We account for income taxes in accordance with the provisions of SFAS No.109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires that deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized. The provisions of SFAS No. 109 have been applied as if the Company were a separate taxpayer.

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

     Effective January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” or SFAS No. 145, which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under Accounting Principles Board Opinion, or APB, No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The adoption of SFAS No. 145 had no effect on our financial position or results of operations for the three and nine months ended September 30, 2003 and 2002.

     Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 146, which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon managements’ commitment to an exit plan, which is generally before an actual liability has been incurred. In the first nine months of 2003, we did not have any exit or disposal activities initiated after December 31, 2002; however, in conjunction with our implementation of fresh start accounting, our remaining restructuring accrual has been reduced to its fair value as discussed in note 6.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” or SFAS No. 148 which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” or APB No. 28, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 28. Effective January 1, 2003, we adopted the disclosure provisions of SFAS No. 148. As allowed by SFAS No. 148, we have chosen to continue to account for compensation cost associated with our employee stock option plans in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25.

     In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150, which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No.51, “Consolidated Financial Statements” (“FIN 46”). FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. We believe we have no investments in, or contractual or other business relationships with VIEs. Therefore, the adoption of FIN 46 had no effect on our consolidated financial position as of September 30, 2003 or the results of our operations for the three and nine months ended September 30, 2003.

     In November 2002, the FASB’s Emerging Issues Task Force reached a final consensus on Issue No.00-21. “Accounting for Revenue arrangements with Multiple Deliverables” (“EITF issue No. 00-21”), which is effective for revenue arrangements entered into its fiscal periods beginning after June 15, 2003. Under the EITF issue No.00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated financial statements.

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

     Our balance of cash, marketable securities, and investments in debt securities decreased to $520.1 million at September 30, 2003 from $561.0 million at December 31, 2002. During the second quarter of 2003, we liquidated our entire portfolio of marketable securities containing U.S. government agency issued securities and we paid $158.5 million to purchase $761.1 million principal amount of senior secured debt of Global Crossing Holdings Ltd. and Global Crossing North America, Inc., telecommunications companies which are currently in reorganization proceedings. We now hold approximately 34% of the $2.214 billion principal amount of such debt outstanding. These Global Crossing securities are classified as investment in debt securities. They are significantly higher in risk than our previous marketable securities as they are thinly traded between dealers, not listed on any exchange or on the over-the-counter market and may not be recoverable at our cost should Global Crossing’s financial condition deteriorate or reorganization plan be further delayed or not consummated.

     On September 19, 2003, Global Crossing announced that it received approval from the Committee for Foreign Investment in the United States for ST Telemedia’s proposed investment in Global Crossing and on October 8, 2003 the FCC also approved this purchase agreement. Upon consummation of Global Crossings’ Plan of Reorganization, we estimate that we will receive the following in exchange for our share of Global Crossings’ pre-petition senior secured debt:

•	$105 million in cash;

•	$60 million of new senior secured notes of Global Crossing; and

•	Approximately 2% of new common stock in Global Crossing.

     However, no assurance can be made by the Company as to the timing of Global Crossing’s emergence from bankruptcy.

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

     There are no additional borrowings available under our New Credit Agreement, although, under certain circumstances, the New Credit Agreement permits us to obtain a senior secured facility of up to $200.0 million, less the amount of any proceeds from the Rights Offering, so long as the terms are satisfactory to the administrative agent and holders of a majority of the principal amount of the loans outstanding under the New Credit Agreement. We have no current debt service requirements since automatic and permanent quarterly reductions of the principal amount outstanding under the New Credit Agreement do not commence until October 15, 2007. In the event that consolidated excess cash flow (as defined in the New Credit Agreement) for any fiscal quarter during the term of the agreement is greater than $25 million, at the request of the lender, the Company will pay an amount equal to 50% of such excess cash flow greater than $25 million toward the reduction of outstanding indebtedness. We are not required to pay cash for interest accrued on the principal amount under the New Credit Agreement until we meet certain financial ratios. As previously noted, XO filed an amended Rights Offering registration statement with the Commission and commenced the offering on October 16, 2003. We cannot predict at this time how much capital will be raised, but all proceeds will be used to pay down principal outstanding under the New Credit Agreement and will reduce the amount permissible under the $200.0 million senior secured facility discussed above.

     We expect that our current cash balance of $361.6 million will be sufficient to fund our working capital and capital expenditure needs and allow us to successfully execute our business plan. Current economic conditions of the telecommunications industry, however, have created potential opportunities for XO to invest or acquire companies or portions of companies at attractive prices. We may in the future make offers to acquire additional telecommunication companies or assets. If we do so, we do not know what the terms of any such transactions would be. Such transactions, if any, involving cash consideration could significantly and adversely affect our liquidity. To support further business expansion, including investments in or acquisitions of other companies or portion of other companies, we may consider additional equity and debt financings.

     Our current financial projections do not assure that we will have sufficient cash to repay debt amounts due in 2007 under the New Credit Agreement. We expect to be able to refinance the debt outstanding under our New Credit Agreement in or prior to 2007, and expect to be in position to do so on commercially reasonable terms, however no assurance can be given that we will be successful in refinancing this debt or under the terms that are commercially reasonable. More than 90% of the underlying loans of the New Credit Agreement are currently held by an entity controlled by Mr. Icahn.

     Off-Balance Sheet Transactions

     We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure.

     Credit Risk

     During the second quarter of 2003, XO liquidated its entire portfolio of marketable securities which consisted of an investment portfolio containing U.S. government agency issued and other securities with a duration of less than one year. XO invested a portion of the proceeds, $158.5 million, in $761.1 million principal amount of senior secured debt of Global Crossing, a telecommunications company which is currently in reorganization proceedings. The debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems. If XO chooses to liquidate its investment in this debt, it may not be able to locate a buyer that would allow it to liquidate the debt in a timely fashion to recover the amount paid. Accordingly, it cannot be assured that XO will be able to dispose of the investment for an amount equal to or greater than the amount it paid for it. The distribution that would be received upon consummation of Global Crossing’s bankruptcy case is expected to have a value greater than this investment. However, no assurance can be made by the Company as to the timing of Global Crossing’s emergence from bankruptcy.

     Other financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. Although our trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. Several of these companies have filed for protection under Chapter 11 of the Bankruptcy Code. We believe that our established valuation and credit allowances are adequate as of September 30, 2003 to cover these risks.

Regulatory Overview

     Overview

     The Telecommunications Act of 1996, or the “Telecom Act”, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local telecommunications services throughout the United States by new competitive entrants such as us. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier - often a former subsidiary of AT&T known as a Regional Bell Operating Company (“RBOC”) - which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs, following some recent consolidation, now consist of the following companies: BellSouth, Verizon, Qwest Communications and SBC Communications.

     Among other things, the Telecom Act preempts state and local governments from prohibiting any entity from providing telecommunications service, which has the effect of eliminating prohibitions on entry that existed in almost half of the states at the time the Telecom Act was enacted. At the same time, the Telecom Act preserved state and local jurisdiction over many aspects of local telephone service and, as a result, we are subject to varying degrees of federal, state and local regulation. Consequently, federal, state, and local regulation, and other legislative and judicial actions relating to the telecommunications industry could significantly affect our business.

     We believe that the Telecom Act provided the opportunity to accelerate the development of competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors’ entry into the local exchange market. We have developed our business and designed and constructed our networks to take advantage of the features of the Telecom Act that require cooperation from the incumbent carriers, and believe that the continued viability of the pro-competitive statutory provisions is critical to the success of the competitive framework contemplated by the Telecom Act.

     Although the Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled new entrants like us to capture a portion of the incumbent carriers’ market share of local services, there have been numerous attempts to limit or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, adoption of new rules by the FCC, and challenges to existing and proposed regulations by the RBOCs. We expect these efforts to limit the benefits of the Telecom Act to continue. Successful implementation of our business plan is predicated on the assumption that the basic competitive framework will remain in place.

     Federal Regulation

     The FCC exercises jurisdiction over our telecommunications facilities and services. We have authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based domestic and international services. In addition, we have obtained FCC authorizations for the operation of our Local Multipoint Distribution System (“LMDS”) and 39 GHz fixed wireless facilities. Unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation, which leaves us free to set our own pricing policies for end user services subject only to the general federal guidelines that our charges for interstate and international services be just, reasonable, and non-discriminatory. The FCC allows us to file interstate tariffs for interstate access services (rates charged by carriers for access to their networks). The FCC, however, required that, with only minor exception, we withdraw our tariffs for interstate domestic long distance services and international long distance services. We, however, are still required to make the terms, conditions and rates of the detariffed services available to the public on our Company web page, and such terms, conditions, and rates are located at http://www.xo.com/legal/.

     The following is a summary of the interconnection and other rights granted by the Telecom Act that are important for effective local service competition and our belief as to the effect of the requirements, if properly implemented:

•	Interconnection with the networks of incumbents and other carriers, which permits our customers to exchange traffic with customers connected to other networks;

•	Local loop and transport unbundling, which allows us to selectively gain access to incumbent carriers’ facilities and wires that connect the incumbent carriers’ central offices and/or customer premises, thereby enabling us to serve customers not directly connected to our networks;

•	Reciprocal compensation, which mandates arrangements for local traffic exchange between us and both incumbent and competitive carriers and compensation for terminating local traffic originating on other carriers’ networks, thereby improving our margins for local service;

•	Number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to our local voice services;

•	Access to phone numbers, which mandates assignment of new telephone numbers to our customers, thereby enabling us to provide telephone numbers to new customers on the same basis as incumbent carriers; and

•	Collocation of telecommunications equipment in incumbent carrier central offices, which enables us to have direct access to unbundled loops and other network elements and facilitates for efficient integration with our switching and other network facilities.

     In January 1999, the U.S. Supreme Court, in a decision that was generally favorable to competitive telephone companies such as us, upheld key provisions of the FCC rules implementing the Telecom Act. In finding that the FCC has general jurisdiction to implement the Telecom Act’s local competition provisions, the Court confirmed the FCC’s role in establishing national telecommunications policy, and thereby created greater certainty regarding the rules governing local service competition on a going forward basis.

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

Unbundling of Incumbent Network Elements

     In the January 1999 Supreme Court decision discussed above, the Court affirmed the FCC’s interpretation of matters related to unbundling of incumbent carriers’ network elements. It held that the FCC correctly interpreted the meaning of the term “network element”, which defines the parts of an incumbent carrier’s operations that may be subject to the “unbundling” requirement of the Telecom Act. The Court, however, also held that the FCC did not correctly determine which network elements must be unbundled and made available to competitive telephone companies such as us. In November 1999, the FCC released its “UNE (unbundled network element) Remand Order”, which addressed the deficiencies in the FCC’s original ruling cited by the Court. The order generally was viewed as favorable to us and other competitive carriers because it ensured that incumbent carriers would be required to continue to make available those network elements, including unbundled loops, that are crucial to our ability to provide local and other services. The UNE Remand Order subsequently was appealed by the incumbent carriers.

     On May 24, 2002, the United States Court of Appeals for the D.C. Circuit released an opinion remanding the UNE Remand Order to the FCC for further consideration.

     In response to the Court of Appeals’ decision, and as part of its statutorily required periodic review of its list of unbundled elements, the FCC initiated its “Triennial Review” proceeding.

     On August 21, 2003, the FCC released its Triennial Review Order (“TRO”). Under the TRO, our ability to obtain access to certain unbundled network elements and incumbent network upgrades may be curtailed or more costly in the future. Also, the TRO has delegated to the states the overall responsibility for deciding what unbundled elements should be available to competitors like us in local markets of each of the respective states. Delegation of these determinations creates the risk that some states may decide to limit or eliminate unbundled elements to which we have access today and that we will be faced with different sets of rules and costs if states issue inconsistent decisions.

     The following Triennial Review Order matters directly impact us and many of our competitors:

•	Curtailed Access to Broadband: The TRO adopted new rules that, for certain very small customers, will restrict competitive carriers from leasing as unbundled elements certain upgrades that the incumbent carriers make to their networks, such as the deployment of new optical fiber or upgrades from copper to optical fiber. For example, a new fiber loop to a very small customer that replaces an existing copper loop could be exempt from unbundling, except that incumbents must continue to unbundle the pre-existing copper loop or provide a voice channel for us on the new fiber loops that is equivalent to the old copper loop. Although the imposition of any restrictions on our access to the incumbents’ broadband networks is not a favorable development for us, we believe that the adverse impact is partially mitigated by the fact that incumbents are required to continue to provide us with basic access to those facilities that we currently lease from them to serve many of our customers.

•	Unbundled Local Loops: The Order made a general, national finding that, with the exception of optical carrier (“OC”) level loops, competitive carriers should have access to unbundled loops of the incumbent carriers. The states, however, may remove competitive carriers’ access to certain non-OC level high capacity and dark fiber loops based on the results of specified competitive analyses. Incumbent carriers will no longer be required to provide competitive carriers with access to OC level loops. We believe that the net result of these changes will not have a significant impact on us because the access to the vast majority of unbundled loops that we use today will be preserved.

•	Unbundled Dedicated Transport: The TRO has changed the definition of “dedicated transport” in such a way that competitive carriers will have to purchase certain transport facilities at higher rates than they do today. The TRO has maintained unbundled access to many types of transport between incumbent facilities, such as transport between incumbent central offices, but it redefines dedicated transport to eliminate the unbundling of other transport. The TRO also sets forth a test that the states must follow in considering whether unbundled transport should be available in local markets within the states. The FCC also ruled that OC level transport would no longer be available as an unbundled element and that shared transport would be unavailable as an unbundled element in most business markets. We believe that it is likely that this determination will raise our costs for transport services in the future.

•	Enhanced Extended Links and Co-Mingling: The TRO will enhance the ability of competitive carriers like us to obtain a combination of unbundled loop and transport elements known as “enhanced extended links”, provided that the underlying loop and transport elements are individually available on an unbundled basis. The FCC created new rules that will permit competitive carriers to mix services that they lease from the incumbent carriers. We will now be able to mix incumbent carrier unbundled network elements with services purchased from the wholesale tariff (e.g., switched and special access services) instead of being required to artificially segregate unbundled network elements from such wholesale services. Because we currently lease both wholesale services and unbundled network elements from the incumbent carriers, we believe that these developments will result in cost savings for us.

•	Calculation of Unbundled Element Rates: The TRO will allow incumbent carriers to utilize a higher cost of capital and shorter depreciation lives to establish rates for unbundled elements. We believe that these modifications could raise our costs for leasing unbundled network elements in the future.

     Several carriers and other entities have appealed the FCC’s TRO decision. The U.S. Court of Appeals for the D.C. Circuit in Washington, D.C. will have jurisdiction over the appellate review process. In addition, many incumbent carriers will continue to seek to institute follow-on administrative proceedings with the FCC and state regulatory agencies, and lobby the United States Congress, all in an effort to affect laws and regulations in a manner even more favorable to them and against the interests of competitive carriers. At the same time, we anticipate that competitive carriers will endeavor to improve their positions and access to the incumbents’ networks through similar means. The implementation and review of the Triennial Review Order is expected to continue for the next year or more. The final outcome of the appellate review and implementation process remains unknown at this time but it is possible that further changes to the rules could adversely affect our cost of doing business by increasing the cost of purchasing or leasing network facilities from the incumbent carriers.

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

     In October 2002, Verizon filed an application with the FCC requesting authority to discontinue providing new orders for federally-tariffed physical collocation services. Verizon asked the FCC to require its competitors instead to order collocation services going forward solely pursuant to terms and conditions approved by state public service commissions. Verizon’s application was granted on October 22, 2003. This discontinuance will potentially make it more costly and difficult for competitors such as us to obtain new collocation services because the rates set by state public service commissions are typically significantly higher than those approved by the FCC, and may require competitors such as us to engage in costly and lengthy negotiations in different states.

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

     The FCC has granted each of the RBOCs the authority to provide long distance service in a number of states. Verizon, SBC and BellSouth have been granted authority to provide long distance service in every state they operate. Qwest has been granted authority to provide long distance in every state where it operates except for Arizona. We expect that Qwest will receive authority with respect to Arizona in the near term. RBOC authorization to provide in-region long distance services could have an adverse affect on our ability to compete if effective post-approval safeguards are not enforced to ensure that the RBOCs continue to comply with the market-opening requirements.

Provision of Broadband Telecommunications Services and Information Services

     Current federal and state regulation places certain restrictions and conditions on the provision of advanced telecommunications services, or broadband services, such as data and DSL services, by the RBOCs. Furthermore, the network elements that RBOCs must make available under the FCC’s unbundling rules to competitors may be used for the provision of broadband services. However, at the urging of the RBOCs and other incumbent carriers, the FCC, in its Triennial Review decision, appears to have greatly curtailed the extent to which the incumbents must unbundle the broadband portion of their networks for their competitors. Despite this apparent victory, the RBOCs have vowed to continue to push for further deregulation through federal and state legislative efforts. In addition, it is anticipated that deregulatory legislation will be pursued by the RBOCs in Congress. In addition to possible legislation, the FCC has initiated another pending proceeding that could relax incumbent carriers’ obligation to make unbundled network elements that are used for certain broadband or information services available to us. The FCC has issued a Notice of Proposed Rulemaking entitled “Appropriate Framework for Broadband Access to the Internet Over Wireline Facilities” that requests comments on the proper classification of broadband access services as either regulated telecommunications services or unregulated information services. The TRO decision, in conjunction with a decision in this proceeding, a legislative change or a court ruling further broadening the definition of what constitutes unregulated information services could have the effect of allowing RBOCs to provide terms, conditions and pricing to their own affiliates that provide data or information services that are better than those made available to competitive carriers such as us. Such developments could also be expected to adversely affect our cost of doing business by increasing the cost of purchasing or leasing such facilities from the RBOCs.

Universal Service

     In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as “universal service”. Specifically, the FCC established new subsidies for services provided to qualifying schools and libraries and rural health care providers, and expanded existing subsidies to low income consumers. Most telecommunications companies, including us, must pay for these programs based on their share of interstate and international telecommunications end user revenues. On June 6, 2003 the FCC increased the contribution factor to 9.50% of end user telecommunications revenue for the third quarter of 2003. The FCC has taken further steps to modify the system for assessment and recovery of universal service funds. In a December 2002 Notice of Proposed Rulemaking, the FCC has asked many broad-ranging questions regarding universal service, including whether to change its method of assessing contributions due from carriers by basing it on the number and capacity of connections they provide, rather than on interstate and international end user revenues they earn. At this time, we are unable to predict whether the FCC’s rulemaking or legislative initiatives will increase the size of our subsidy payments, the scope of the subsidy program, or our costs of calculating, collecting and remitting the universal service related payments.

Intercarrier Compensation Reform

     Currently, telecommunications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges, both of which are being considered for reform.

     Interstate Access Charges. Long distance carriers pay local facilities-based carriers, including us, interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers’ networks. Historically, the incumbent carriers set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. With the establishment of an explicit and competitively neutral universal service subsidy mechanism, however, the FCC is under increasing pressure to revise the current access charge regime to bring the charges closer to the actual cost of providing access. In response, the FCC issued a decision in 2001 setting the rates that competitive local carriers charge to long distance carriers at a level that will gradually decrease over three years from a maximum of $0.025 per minute to the rates charged by incumbent carriers. As long as we are in compliance with the FCC’s rate schedule, the FCC’s order forbids long distance carriers from challenging our interstate access rates. Although this FCC decision lowering access charges will reduce our access charge revenues over time, we do not expect that such a reduction will have a material impact on our total revenues or financial position.

     AT&T Declaratory Ruling Re: VOIP. AT&T has petitioned the FCC to find that voice over Internet protocol (“VOIP”) services, including phone to phone services, are exempt from switched access charges. This proceeding has broad implications for the future of IP-based services because a ruling in favor of the AT&T petition will create incentives to deploy VOIP technology for the origination and termination of long distance and other calls. A ruling against the AT&T petition could place VOIP services in the same regulatory category as traditional telecommunications services and, therefore, subject VOIP services to access charges and other regulatory obligations. Like a growing number of carriers, we utilize Internet protocol technology for the transmission of a portion of our network traffic. The FCC has indicated on several occasions that such services are exempt from interstate access charges but, until the FCC issues its ruling in the current proceeding, it is unclear how such traffic will be treated for intercarrier compensation purposes. Additionally, several state commissions are in the process of addressing whether to regulate VOIP services, and this development could result in the emergence of inconsistent rules for intrastate VOIP services.

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

     TELRIC Proceeding. On September 10, 2003, the FCC initiated a new proceeding to consider significantly revamping the current Total Element Long Run Incremental Cost (“TELRIC”) methodology used for the pricing of unbundled network elements. An adverse ruling in the new proceeding will allow the incumbent carriers to increase unbundled network element rates and this would raise our costs for leasing unbundled network elements in the future. The comment and reply period extends to the end of 2003 and a decision is expected sometime in 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We had $500.0 million in secured loans as of September 30, 2003. Currently we do not pay cash interest on the loans under the New Credit Agreement.

     During the second quarter of 2003, XO liquidated its entire portfolio of marketable securities which consisted of an investment portfolio containing U.S. government agency issued and other securities with a duration of less than one year. The Company invested a portion of the proceeds, $158.5 million, in $761.1 million principal amount of senior secured debt of Global Crossing, a telecommunications company which is currently in reorganization proceedings. The debt trades in a thin market primarily between dealers but is neither listed on any exchange nor on any over-the-counter NASDAQ or National Quotation Bureau systems. If the Company chooses to liquidate its investment in this debt, it may not be able to locate a buyer that would allow it to liquidate the debt in a timely fashion to recover the amount paid. Accordingly, it cannot be assured that the Company will be able to dispose of the investment for an amount equal to or greater than the amount it paid for it. The distribution that would be received upon consummation of Global Crossing’s bankruptcy is expected to have a value greater than this investment. However, no assurance can be made by the Company as to the timing of Global Crossing’s emergence from bankruptcy.

     We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation they have concluded that, as of the end of such period the controls and procedures were effective at ensuring that required information was disclosed on a timely basis in our report filed under the Exchange Act.

Changes in Internal Controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the nine months ended September 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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

     (c)  non-transferable and transferable subscription rights to purchase up to 43,333,333 shares of New Common Stock in the Rights Offering to holders of our pre-petition senior notes and general unsecured creditors in exchange for their claims.

          Each of the transactions above is exempt from registration under the Securities Act pursuant to Section 1145 of the Chapter 11 of the United States Code or, in the case of certain affiliates of XO Parent, Section 4(2) of the Securities Act.

     Under the Plan of Reorganization we also issued non-transferable subscription rights to purchase up to 43,333,333 shares of New Common Stock in the Rights Offering (the “Non-Transferable Subscription Rights”) to holders of our pre-petition class A common stock, pre-petition subordinated notes, pre-petition preferred stock and pre-petition class B common stock. The issuance of Non-Transferable Subscription Rights is exempt from registration under the Securities Act pursuant to Section 1145 of the Chapter 11 of United States Code, the no sale doctrine or, in the case of certain affiliates of XO Parent, Section 4(2) of the Securities Act.

     A number of transferable subscription rights to purchase up to 43,333,333 shares of New Common Stock in the Rights Offering (the “Transferable Subscription Rights”) equal to the number of rights that remained unexercised on the Subscription Rights Expiration Date (excluding rights added to the offering pursuant to the shareholder stipulation) will be issued, if available, to holders of pre-petition senior secured lenders claims and is exempt from registration under the Securities Act pursuant to Section 1145 of the Chapter 11 of the United States Code or, in the case of certain affiliates of XO Parent, Section 4(2) of the Securities Act. The Transferable Rights to be issued, if available, to certain affiliates to XO Parent has also been registered with the Commission pursuant to the Registration Statement of XO Parent on Form S-1 (Reg. No. 333-107254), which became effective on October 16, 2003.

Item 3. Defaults Upon Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2003.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

31.1	Rule 13a - 14(a)/15(d) - 14(a) Certification

31.2	Rule 13a - 14(a)/15(d) - 14(a) Certification

32.1	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

(1)	Current Report on Form 8-K filed on September 30, 2003, reporting under item 4, changes in the Company’s Certifying Accountant.

(2)	Current Report on Form 8-K filed on October 7, 2003, reporting under item 7, preliminary financial information for the third quarter of 2003.

(3)	Current Report on Form 8-K file on October 16, 2003, reporting under item 5, the Company’s filing of its amended Registration on Form S-1 for the shares of New Common Stock to be issued in the Rights Offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: November 10, 2003	By:	/s/ Wayne M. Rehberger
Wayne M. Rehberger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)