Form 10-K
period 2003-12-31
XO COMMUNICATIONS INC
filed 2004-03-15
CIK 1111634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30900

XO COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1983517
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

11111 Sunset Hills Road

Reston, Virginia 20190
(Address of principal executive offices, including zip code)

(703) 547-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑         NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.).    YES ☑         NO ☐

     The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2003 (which is the last business day of the Registrant’s second fiscal quarter), as reported on the Nasdaq Over-the-Counter Bulletin Board, was approximately $139 million. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES ☑         NO ☐

     Number of shares of common stock outstanding as of February 20, 2004: 136,510,535

DOCUMENTS INCORPORATED BY REFERENCE

     Part III — Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual stockholders’ meeting to be held on May 27, 2004.

TABLE OF CONTENTS

PART I

1.	Business	1
2.	Properties	33
3.	Legal Proceedings	34
4.	Submission of Matters to a Vote of Security Holders	34
PART II

5.	Market for Registrant’s Common Stock and Related Stockholder Matters	34
6.	Selected Financial Data	35
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
7A.	Quantitative and Qualitative Disclosures about Market Risk	51
8.	Financial Statements and Supplementary Data	51
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
9A.	Controls and Procedures	52
PART III

10.	Directors and Executive Officers of the Registrant	52
11.	Executive Compensation	53
12.	Security Ownership of Certain Beneficial Owners and Management	53
13.	Certain Relationships and Related Transactions	53
14.	Principal Accounting Fees and Services	54
PART IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	55
	Signatures	56

PART I

Item 1.	Business

      This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of XO Communications, Inc. or XO Parent and its consolidated subsidiaries or XO to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry comparisons; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by vendors and customers; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in XO’s Securities and Exchange Commission reports including but not limited to the items discussed in “Business — Factors that Could Affect Future Results”. XO assumes no obligation and does not intend to update these forward-looking statements.

Introduction

      XO Communications, Inc., a Delaware corporation, is a leading independent broadband telecommunications services provider that markets a comprehensive array of telecommunications services, including local and long distance voice, Internet access, private data networking and hosting services.

      The initial predecessor entity of XO Parent was formed as a Washington limited partnership in 1994. In 1995, that entity merged into a Washington limited liability company that became known as “NEXTLINK Communications, L.L.C.” In January 1997, NEXTLINK Communications, L.L.C. merged into NEXTLINK Communications, Inc., a Washington corporation, which in June 1998 reincorporated in Delaware under the same name. On June 16, 2000, in connection with the acquisition of Concentric Network Corporation, NEXTLINK Communications, Inc. merged with and into a new corporation and that corporation, as the surviving corporation in the merger, changed its name to NEXTLINK Communications, Inc. On September 25, 2000, NEXTLINK Communications, Inc. began doing business as “XO Communications” and, on October 25, 2000, changed its name to XO Communications, Inc. We conduct our business primarily through the more than 70 subsidiaries that XO Parent owns and manages.

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

      In December 2001, XO Parent voluntarily delisted its pre-petition class A common stock from the Nasdaq National Market, which was traded under the symbol “XOXO”, and, on December 17, 2001, began trading on the Over-the-Counter Bulletin Board, or OTCBB. As of January 16, 2003, XO Parent’s pre-petition class A common stock stopped trading on the OTCBB and all interests in XO Parent’s pre-petition class A common stock were terminated pursuant to the plan of reorganization. The shares of common stock issued by the reorganized XO Parent pursuant to its plan of reorganization began trading in January 2003 on the OTCBB and in the Pink Sheets under the symbol “XOCM.OB” shortly after the first distribution of common stock pursuant to its plan of reorganization.

      Our principal executive and administrative offices are located at 11111 Sunset Hills Road, Reston, Virginia 20190 and our telephone number is (703) 547-2000. Our Internet address is www.xo.com, where, under “About XO-Investor Center”, you can find copies of our annual report on Form 10-K as of and for the year ended December 31, 2003, and our quarterly reports on Form 10-Q and current reports on Form 8-K, all of which we make available as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission, or the Commission.

Overview of Our Company

      The Telecommunications Act of 1996, or the “Telecom Act”, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local telecommunications services throughout the United States by new competitive independent entrants such as us. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier — often a former subsidiary of AT&T known as a Regional Bell Operating Company (“RBOC”) — which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs, following some recent consolidation, now consist of the following companies: BellSouth, Verizon, Qwest Communications and SBC Communications.

      We provide business customers with a comprehensive array of telecommunications services, including local and long distance voice, Internet access, private data networking and hosting services. Our services are designed to be provided through our network assets, which are capable of carrying high volumes of all types of telecommunications traffic. We market our services primarily to business customers, including small and middle-market businesses, Fortune 500 companies, and carrier and wholesale customers. Although our services benefit businesses of all sizes, we believe them to be of particular benefit to multi-location businesses that desire to improve telecommunications among their locations, whether within a single metropolitan area or across the country. Our services include the following:

      1) Voice services:

•	Local and long distance services, other voice-related services such as conferencing, domestic and international toll free services and voicemail, and transaction processing services for prepaid calling cards; and

•	Hosted interactive voice response, or IVR, systems that we develop, host and manage that enable our customers’ end-users to order products and services, collect and receive information, seek assistance, facilitate bill payment and a host of other capabilities over the telephone using natural language speech recognition and systems that enable persons to access web-based information over the telephone;

      2) Data services:

•	Internet access:

•	Dedicated Internet access for customers with large, high-speed Internet access requirements;

•	Digital subscriber line, or DSL, services for businesses that require high-speed Internet access over existing copper wire telephone lines; and

•	Dial access, which allows remote users to connect to XO’s network;

•	Private data networking:

•	Dedicated transmission capacity on our network, including dedicated circuits and the lease of one or more dedicated wavelengths on a fiber optic cable, to customers that desire high-bandwidth links between locations;

•	Virtual private network, or VPN, services, which provide customers with a managed, private data service over the public Internet, designed for medium and large businesses that want to create secure, wide-area networks for users at various and remote locations; and

•	Ethernet services, which are designed to connect the local area networks, or LANs, of medium and large customers within and between metropolitan areas at speeds of up to one gigabit per second;

• Hosting services:

•	Web site services, which allow a customer to establish a Web presence;

•	Web hosting, including hosting and web site traffic management tools, for Internet-centric businesses, and streamed media services designed for small and middle-market businesses; and

•	Server collocation and management and customer support to manage a customer’s hosting needs; and

      3) Integrated voice and data services

•	Integrated, flat rate service packages that we refer to as XOptions. These packages eliminate the separation between local and long-distance telecommunications services, and combine our “all distance” telephone services with high-speed Internet access and web hosting services, all for one flat monthly rate.

•	Shared tenant services, which are telecommunications management services provided to groups of small and middle-market business located in the same office building.

      We believe that a significant factor considered by business customers in making the decision to purchase telecommunications services is the quality of service and customer support offered by the service provider. We focus on proactive resolution of customer issues by training our customer care representatives extensively on the services that we offer and promoting accountability of the customer care team. We also have developed a secure, on-line business center, through which many customers can access information about their accounts and track requests, review services, analyze trends, make decisions and pay bills.

      To serve our customers’ broad and expanding telecommunications needs, we utilize network assets located across the United States, substantially all of which we own or control through indefeasible exclusive rights or other leasing arrangements, making us a facilities-based carrier. Indefeasible exclusive rights are contracts with the owners of fiber optic cables that allow us to use a specified amount of capacity on a specified fiber on those cables for terms ranging from 10 to 25 years. Our network assets incorporate state-of-the-art fiber optic cable, dedicated wavelengths of transmission capacity on fiber optic networks and transmission equipment capable of carrying high volumes of data, voice, video and Internet traffic. We are able to provide a comprehensive array of telecommunications services primarily or entirely over our integrated network, from the initiation of the voice or data transmission to the point of termination. This capability enables us to provide “end-to-end” telecommunications services between customers connected to our network, and among a customer’s multiple locations, primarily or entirely over our integrated network.

      Our network consists of metro fiber networks located in the U.S. metropolitan areas that we serve, connected by our intercity network. Our metro fiber networks consist of rings of fiber optic cables encircling the central business districts of numerous metropolitan areas. We operate 37 metro fiber networks in 22 states and the District of Columbia, including 25 of the 30 largest metropolitan areas in the U.S. We have constructed, acquired or leased our metro fiber networks, each of which consists of up to 432 strands of fiber optic cable and, in some cases, empty conduits through which additional fiber optic cable can be deployed.

      Our metro fiber networks are connected primarily by dedicated wavelengths of transmission capacity that we have obtained on intercity fiber optic cables, which we refer to as our intercity network. To deploy our intercity network, we have leased dedicated, high-capacity wavelengths of transmission capacity on fiber optic cables, onto which we have deployed our own switching, routing and optical equipment. We also hold indefeasible exclusive rights to use 18 fiber optic strands on the routes served by our intercity networks pursuant to arrangements with Level 3, substantially all of which are not currently in use, referred to in our industry as unlit. As a result, we have the ability to utilize significant additional network capacity as our business grows.

      We hold licenses for 1,150 to 1,300 MHz of local multipoint distribution services, or LMDS, spectrum in 59 cities. Our licenses also include:

•	150 MHz of LMDS spectrum in 14 other cities;

•	150 MHz of LMDS spectrum in the five boroughs that comprise New York City (300 MHz total); and

•	400 MHz of LMDS spectrum in Denver.

      We also hold ten broadband wireless licenses in the 39 GHz (gigahertz) frequency band, of which five provide from 100 to 300 additional MHz in two cities where we hold a 150 MHz LMDS license, plus 100 MHz in Denver and 200 MHz of spectrum in Las Vegas, where we do not hold a LMDS license.

Our Reorganization

      From 1996 through 2001, XO Parent accumulated outstanding indebtedness in excess of $5 billion in connection with the financing and acquisition of our network. Following the decline in the market valuations of emerging telecommunications companies in 2001, we were unable to obtain additional funding for our operations and to support our outstanding indebtedness. As a result, despite reductions in our operating expenses, including a reduction in our workforce in 2001 from 7,400 to 6,712 employees, and the implementation of other cost control measures, we concluded that our cash on hand would not be sufficient to fund operations, capital expenditures and debt service until such time as we expected our operations to become profitable and we determined that a restructuring of our business was necessary.

      On June 17, 2002, XO Parent filed for protection under the Bankruptcy Code. On November 15, 2002, the Bankruptcy Court confirmed XO Parent’s plan of reorganization, and, on January 16, 2003, XO Parent consummated the plan of reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet.

Implementation of the Plan of Reorganization

      On January 16, 2003, our Effective Date, XO Parent consummated its Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. The consummation of the Plan of Reorganization resulted in the following changes in XO Parent’s capital structure:

•	The conversion of $1.0 billion of loans under our pre-petition secured credit facility into $500.0 million of outstanding principal amount under an amended and restated secured credit agreement;

•	The extinguishment of all amounts due under our pre-petition unsecured senior and subordinated notes and certain general unsecured obligations;

•	The cancellation of all outstanding shares and interests in our pre-petition preferred stock and pre-petition common stock; and

•	The issuance of approximately 95.0 million shares of new common stock in reorganized XO and warrants to purchase up to an additional 23.75 million shares of New Common Stock of reorganized XO.

      The following table shows the distribution each party of interest impacted by XO Parent’s bankruptcy was entitled to. As certain claims are still being reviewed by the Bankruptcy Court, certain proportional distributions have not yet been made and can not occur until the court rules (dollars in thousands, except share data).

	Shares of New
	Common	Series A	Series B	Series C
Party of Interest	Stock	Warrants	Warrants	Warrants	Credit Facility	Cash

$1 Billion senior secured credit facility	90,250,001	—	—	—	$500,000	$—
Senior unsecured notes	4,715,344	9,430,689	7,073,015	7,073,015	—	1,600
Subordinated notes	—	—	—	—	—	616
General unsecured creditors	34,656	69,309	51,980	51,980	—	403

Total entitlement	95,000,001	9,499,998	7,124,995	7,124,995	$500,000	$2,619

Not yet distributed	1,230,638	2,461,743	1,846,151	1,846,151	—	1,612

Total issued or paid	93,769,363	7,038,255	5,278,844	5,278,844	$500,000	$1,007

      As part of our Plan of Reorganization, we agreed to initiate a Rights Offering that allowed certain holders of claims and interests in XO Parent as of the November 15, 2002 record date to subscribe for up to 40.0 million shares of New Common Stock at $5.00 per share. The Rights Offering closed on January 5, 2004. An aggregate of 39.7 million shares were issued, yielding net proceeds of $197.6 million. Subsequent to closing, these proceeds were used to pay down our Credit Facility from $536.8 million at December 31, 2003 to approximately $339.2 million.

Interests Held by Entities Controlled by Mr. Carl C. Icahn

      Various entities controlled by Mr. Carl C. Icahn, Chairman of XO Parent, hold the following interests in reorganized XO:

Series A, B and
	Common Stock	C Warrants	Credit Facility

At December 31, 2003	Greater than 80%	Greater than 40%	Greater than 90%
At January 31, 2004	Greater than 60%	Greater than 40%	Greater than 90%

      In addition entities controlled by Mr. Icahn have acquired an option to purchase 6.25 million additional shares of common stock from Franklin Mutual Advisors, LLC at a strike price of $4.25 per share which expires June 21, 2004. After closing our rights offering in January 2004, Mr. Icahn’s ownership interest in our outstanding common stock was reduced to over 60%. On January 27, 2004, Icahn and Associates filed a Form 13D with the Securities and Exchange Commission stating they held beneficial ownership as defined therein of 69% of XO Parent.

Accounting Impact

      As a result of the consummation of the Plan of Reorganization, XO Parent was required to implement the fresh start accounting provisions of SOP 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” to its financial statements. The fresh start accounting provisions required that we establish a “fair value” basis for the carrying value of the assets and liabilities for Reorganized XO.

      For further discussion of the effects of our implementation of the Plan of Reorganization on our financial condition and results of operations, see “Our Chapter 11 Reorganization” and “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Acquisition of Assets of Allegiance Telecom, Inc.

      On February 19, 2004, the United States Bankruptcy Court for the Southern District of New York approved the Asset Purchase Agreement by and between XO Parent and Allegiance Telecom, Inc., or Allegiance, pursuant to which we have agreed to acquire substantially all of the assets of Allegiance for approximately $311.0 million in cash and approximately 45.4 million shares of our New Common Stock. We anticipate we will receive the required governmental approval prior to or shortly after the beginning of the second quarter of 2004. At that point in time, we will operate under a management agreement whereby the combined management team will exercise day to day operating control over the assets and operations to be acquired from Allegiance. We anticipate that our acquisition of the Allegiance assets will be consummated during the third quarter of 2004 after all other federal and state regulatory approvals are obtained.

      The Allegiance assets consist primarily of:

•	switching and routing equipment, located both in current Allegiance facilities and in facilities operating by one or more incumbent local exchange carriers;

•	physical points of presence in the form of network operations centers, data centers, central offices, and sales offices located in 36 major metropolitan areas;

•	customer and sales agreements that constitute a majority of Allegiance’s voice and data revenues;

•	leased intercity and metro fiber network capacity that is both redundant to and expansive of our current network; and

•	billing, provisioning, and other back-office information technology platforms.

      With the acquisition of substantially all of Allegiance’s network assets and customer base, XO will become one of the nation’s largest competitive independent providers of national local telecommunications and broadband services with approximately 250,000 customers and approximately $1.6 billion in annual revenues. We will own one of the largest network of nationwide connections to the RBOC’s networks, and will double our Points of Presence (PoPs) within the 36 metropolitan areas where both XO and Allegiance operate. XO believes that this extensive network will allow XO to (i) improve delivery of service to customers (ii) reduce network costs (iii) improve operating results and (iv) improve our ability to compete with other companies in the nationwide local telecommunications services market. In addition, the combination of XO and Allegiance will enhance the strength and depth of the combined human resource team by combining the sales, technical and management expertise of both companies.

      Based on information made available to us by Allegiance, we estimate the annual revenue associated with the operations that we will acquire will exceed $500.0 million. Allegiance’s filings with the Securities and Exchange Commission can be found on their web site www.allegiancetelecom.com. We believe that we will be able to realize network operations and selling, operating, and administrative synergies over time of approximately $160.0 million annually. By reducing expenses, and achieving the operational benefits noted above, we believe that the combined entity will move to profitability more quickly than XO would have had we not entered into the Allegiance asset acquisition.

      Our acquisition of substantially all of the assets of Allegiance, although approved by the U.S. Bankruptcy Court, remains contingent upon the fulfillment of a variety of covenants contained in the definitive documentation pursuant to which we anticipate acquiring the Allegiance assets. Such contingencies include, without limitation, our obtaining regulatory clearances, such as Hart-Scott-Rodino and approval of the Federal Communication Commission, or FCC, and state public utility commissions. While we believe the approvals will be forthcoming, there can be no assurance that we will obtain the governmental approvals and clearances required to consummate our acquisition of the Allegiance assets.

Services

      We provide business customers with a comprehensive array of data and voice telecommunications services, which include voice, Internet access, private data networking and hosting services. We have designed these telecommunications services to meet the needs of all sizes of commercial business customers, from small and medium businesses to multi-location businesses, large enterprises, as well as carrier and wholesale customers.

Voice Services

Local and Long Distance Voice Services

      We offer a variety of voice applications and services as an alternative to comparable local services from the Incumbent Local Exchange Carriers, or ILECs. These voice services include:

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

      In each of our markets, we have negotiated and entered into interconnection agreements with the ILEC and certain independent carriers, and implemented permanent local number portability, which allows customers to retain their telephone numbers when changing telephone service providers.

Hosted Interactive Voice Response

      We develop and manage hosted interactive voice response, or IVR, systems for customers that enable end users to order products and services, collect and receive information, seek assistance, facilitate bill payments, and a host of other capabilities over the telephone. Our hosted IVR capabilities utilize a wide range of technologies, from standard touch-tone/push-button dialing to natural language speech recognition and extensible markup language, or XML, and VoiceXML technologies, which are sophisticated systems that enable persons to access Web-based information over the telephone. We customize for our clients’ particular needs telephony-based software applications and technologies developed by third parties to create IVR systems. We integrate these IVR systems with our clients’ other business systems, such as information databases and customer relationship management systems. We host and maintain the IVR systems in data centers and deploy them to clients across a network, thereby alleviating the need for our clients to purchase, own, install, or maintain these applications. Clients pay for the use of these customized solutions through a combination of “upfront” payments for development and recurring fees based on transaction volume. We also host and manage personal identification number, or PIN, management systems for customers, which consist of primarily pre-paid calling card systems, including providing transaction processing services relating to prepaid calling card services provided by other telecommunications carriers.

Data Services

Internet Access

      Our Internet access offerings include dedicated access services targeted at businesses that desire single or multipoint high-speed, dedicated connections to the Internet. Our Dedicated Internet Access service provides service guarantees for internet speeds ranging from 56 kilobits per second, or kbps, to 1 Gigabit per second, or Gbps. Our digital subscriber line, or DSL, service also includes a wide range of dedicated access speeds for Small and Medium Business, or SMBs. We are a tier-1 Internet backbone provider in the U.S., with over 200 public and private peering arrangements with other Internet backbones.

Private Data Networking

      We provide dedicated transmission capacity on our networks to customers that desire high-bandwidth links between locations. We offer special access and point-to-point circuits to long distance carriers and other high volume customers, which are used as both primary and back-up circuits. In addition, fiber optic technology that enables signals to be transmitted at different wavelengths on a single fiber allows us to lease one or more dedicated wavelengths to customers that desire high-bandwidth links between locations. We currently offer these services with connections of up to 9.6 gigabits per second, a transmission rate that is described in our industry as OC-192. This service supports a variety of transmission protocols, including Asynchronous Transfer Mode or ATM, Frame Relay and Synchronous Optical Network, or SONET.

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

      Finally, we offer a suite of Ethernet services, including Gigabit Ethernet, or GigE, in most of our U.S. markets, as well as intercity Ethernet services between our markets. Our Ethernet services are designed to provide high-speed, high-capacity connections between customers’ local area networks, or LANs, within and between metropolitan areas, while eliminating the need for ongoing configuration, management and acquisition of equipment by the customer. These services are designed to provide private networking data speeds ranging from 10 or 100 megabits per second to one gigabit per second connections, to simplify customers’ network connections, and to significantly reduce their costs.

Hosting Services

      We offer a range of applications hosting services that can manage a customer’s web-based infrastructure and operational needs, allowing customers to focus on their web-based content. In addition, we provide server management tools and services to manage customers’ larger computers (which are known as servers) for them.

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

      As part of some of our XOptions integrated packages of telecommunications services, we offer web hosting with Microsoft’s bCentral web-based tools and applications, which enables customers to conduct targeted email marketing, register their web site with hundreds of Internet search engines and directories, build catalogues and sell products over the web, and coordinate meetings and appointments online. We also offer a suite of hosting outsourcing services that provides customers web-based access to email, group distribution lists, calendaring, contacts databases management and file sharing. Hosting can be “shared”, in which we own the equipment and provide the underlying services, or “dedicated,” in which we provide some or all of the hosting and services from our data centers using the customer’s own equipment.

Integrated Voice and Data Services

      We offer bundled packages of voice and data products, known as XOptions, to small and middle-market businesses that include integrated, flat-rate packages for specified amounts of certain services, including local and long distance voice services, Internet access and web hosting services. These services include a variety of service packages designed to accommodate different sized customers with anywhere from 10 to 100 employees per location. XOptions eliminates the complexity of working with multiple service providers for installation, maintenance and billing, and also can result in significant savings over the average cost of buying these services from separate competitive voice and data providers. We also offer Integrated Access Services, which can reduce telecommunications costs by combining local voice, long distance, and dedicated Internet access on a single facility.

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

      Our integrated services also include shared tenant services, which are telecommunications management services provided to groups of small and middle-market businesses located in the same office building. This service enables businesses too small to justify hiring their own telecommunications managers to benefit from the efficiencies, including volume discounts, normally available only to larger enterprises. We install an advanced telecommunications system throughout each building we serve, leasing space for on-site sales and service, and offer tenants products and services such as telephones, voice mail, local calling lines, discounted long distance and high-speed Internet connections, all on a single, detailed invoice.

XO’s Networks

      The following diagrams depict the physical components of our nationwide networks and technology. There are additional maps located on our web site at www.xo.com.

Metro Fiber Networks

      The core of each of our metro fiber networks is a ring of fiber optic cable in a city’s central business district that connects to our central offices. These central offices contain the switches and routers that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services. Whenever we can, we build and own these metro fiber networks ourselves or obtain indefeasible rights to use fiber so that we can control the design and technology used to best meet our customers’ needs. We operate 37 metro fiber networks serving the markets noted below:

Metro Fiber
State	Network Location	Service Market

AZ	Phoenix	Phoenix*
CA	Los Angeles	Los Angeles*
CA	Orange County	Anaheim* Costa Mesa* Fullerton* Garden Grove* Huntington Beach* Inglewood* Irving* Long Beach* Orange* Santa Ana*
CA	Sacramento	Sacramento*
CA	San Diego	San Diego*
CA	San Francisco	San Francisco* Oakland* Fremont* Milpitas* Mountain View* Palo Alto* Santa Clara* Sunnyvale*
CA	San Jose	San Jose*
CO	Denver	Denver* Boulder-Longmont
DC/VA	Washington DC/ No VA	Washington, DC-MD-VA-WV*
FL	Ft Lauderdale	Ft Lauderdale*
FL	Miami	Miami* West Palm Beach-Boca Raton*
FL	Orlando	Orlando
FL	Tampa	Tampa-St. Petersburg- Clearwater*
GA	Atlanta	Atlanta* Marietta*
IL	Chicago	Chicago*
MA	Boston	Boston, MA-NH* Brockton Lawrence, MA-NH* Lowell, MA-NH* Worcester, MA-CT
MD	Baltimore	Baltimore*
MI	Detroit	Detroit*
MN	Minneapolis	Greater Minneapolis/St. Paul*
MO	St Louis	St Louis*
NJ	New Jersey	Bergen/Passaic* Middlesex-Somerset-Hunterdon Newark* Jersey City* Monmouth-Ocean Trenton
NV	Las Vegas	Las Vegas
NY	New York	Manhattan* Nassau-Suffolk*
OH	Cleveland/Akron	Cleveland-Lorain-Elyria* Akron Canton-Massillon
OH	Columbus	Columbus
OR	Portland	Portland-Vancouver, OR-WA
PA/DE	Central PA	Allentown-Bethlehem-Easton* Harrisburg-Lebanon-Carlisle Lancaster Reading Scranton-Wilkes-Barre-Hazleton York Wilmington-Newark, DE-MD Dover*
PA	Philadelphia	Philadelphia, PA-NJ*
TN	Memphis	Memphis, TN-AR-MS
TN	Nashville	Nashville
TX	Austin	Austin-San Marco*
TX	Dallas/Ft Worth	Dallas*
TX	Houston	Fort Worth-Arlington* Houston*
TX	San Antonio	San Antonio*
UT	Salt Lake City	Salt Lake City-Ogden Orem/Provo
WA	Seattle	Seattle-Bellevue-Everett*
WA	Spokane	Spokane Lewiston Clarkston Coeur d’Alene

*	Indicates markets with Allegiance service presence. In addition, Allegiance has a service presence in Pittsburgh, PA and White Plains, NY.

     We built our high capacity metro fiber networks using a backbone density typically ranging between 72 and 432 strands of fiber optic cable. Fiber optic cables have the capacity, or bandwidth, to carry tens of thousands of times the amount of traffic as traditionally-configured copper wire. We believe that installing high-count fiber strands will allow us to offer a higher volume of broadband and voice services without incurring significant additional construction costs. To enhance our ability to economically connect customers to our networks and services, we design our networks to serve both core downtown areas and other metropolitan and suburban areas where business development supports the capital required for the network construction.

Intercity Network

      We provide intercity transport primarily through five year leases of wavelength capacity from Level 3 on routes linking our metro fiber networks to one another and onto which we have deployed transmission and routing equipment to create a single, end-to-end network. The first of these leases will expire in 2006. We expect to either renew the leases for wavelengths or to light our intercity fiber network discussed below based on the most cost effective approach. We have designed and installed much of the equipment we use to route traffic and control our intercity wavelengths so that we can easily transfer voice and data traffic from leased wavelength capacity onto our intercity fiber network as portions of that network are lit. By using our own transmission and routing equipment, we maximize the capacity and enhance the performance of the network as needed to meet our customers’ current and future broadband data and other telecommunications needs.

      Using Level 3 leased wavelength capacity and our own routers and transport equipment, we also operate an OC-192 capacity Internet backbone, onto which a substantial amount of our Internet-related services and customer traffic runs. This backbone provides our customers with improved network redundancy, security and performance, and enables us to offer customers services that take advantage of future Internet Protocol technologies.

      In addition to our Level 3 leased wavelength capacity, we have intercity fiber network assets primarily consisting of an exclusive interest in 18 fibers in a shared, filled conduit in the Level 3 North American network, substantially all of which are unlit. These fibers are part of a fiber network that traverses over 16,000 miles and connects more than 60 cities in the United States and Canada, including most of the major metropolitan markets served by our metro networks.

      To conserve capital, we delayed “lighting” much of our intercity fiber network. In order to light a segment of our intercity fiber network, we would install optical network equipment at our facilities that would allow for the transmission and routing of network traffic over that fiber segment. In the aggregate, the capital expenditures that would be required to light our entire intercity network would be approximately $45 million. Given the level of traffic in relationship to capacity and the current availability of intercity wavelength capacity that is available to us at cost-efficient lease rates, to date it has generally been more cost-effective to lease the required intercity wavelength capacity rather than light our own intercity network.

      However, along specific segments of our intercity network where the demand for telecommunications capacity justifies the required capital expenditures, we have proceeded with lighting those specific segments. Due to the need for additional, cost efficient capacity along the segment that runs from Los Angeles to San Diego, we lit this segment in June 2003, and we lit the Denver to Salt Lake City segment in November 2003. Additionally, we previously lit fiber acquired from Metromedia Fiber Network, Inc. that runs from New York to Washington, D.C. to provide an additional route to the lit intercity fiber network along that segment and we have also lit fiber in Texas. As discussed above, as leases for segments of wavelength capacity expire, we will either renew the leases for wavelengths or light our intercity fiber segment based on the most cost effective approach.

      In August 2002, we entered into a Master Agreement with Level 3 Communications, Inc., which amends various agreements related to our acquisition of fiber networks in the United States from Level 3 and the recurring maintenance charges relating to those networks. Beginning on January 1, 2003 and continuing through the remaining term of the initial agreement ending 2018, Level 3 has reduced the operating and maintenance fees as well as fiber relocation charges from approximately $17.0 million annually to a fixed rate of $5.0 million annually. In exchange for this reduction and certain other concessions, we surrendered our indefeasible right to use an empty conduit and our indefeasible right to use six of the 24 fibers previously acquired from Level 3 and recorded a one-time charge of approximately $477.3 million in connection therewith. We believe that the 18 fibers that we retained from Level 3 in connection with the execution of the Master Agreement will be sufficient capacity to expand our business.

Connecting Customers to Our Networks

      We connect our customers directly to our networks when it is economical and technologically feasible to do so. We connect customers to our networks by using fiber optic cable and, in limited circumstances, broadband wireless spectrum. We believe that by deploying direct connections to our customers, rather than connecting through the ILECs’ facilities, we will reduce our costs and be better positioned to meet our customers’ telecommunications requirements and to more rapidly deploy our service.

      In most cases, we are required to lease facilities from an ILEC to connect a customer to our network. By building our metro fiber networks in central business districts, in many cases we have minimized the distance from our network to a potential customer. By reducing the distance between our customers and our network, we have minimized the costs associated with the facilities we lease from the ILECs because the cost of those facilities is generally based, on the distance of the leased connection.

      Fiber Optics. In cases where the anticipated revenues justify the construction cost, we will install a new fiber optic extension from our network to the customer’s premises. Whether it is economical to construct a fiber optic extension depends, among other things, on:

•	the existing and potential revenue base located in the building in question;

•	the building location relative to our network and our ability to access the communications equipment in that building, and

•	local permit requirements and construction costs.

      Even if we initially determine that it is not economical to construct a fiber connection to a building, we will continually reexamine the costs and benefits of a fiber connection and may, at a later date, determine that construction of one is justified.

      Broadband Wireless Spectrum. In cases where construction of a fiber optic connection is not practical or economical, in limited cases we have deployed a high-bandwidth wireless connection between an antenna on the roof of the customer’s premises and an antenna attached to our metro fiber network. In those limited cases, we and/or our customers must secure roof and other building access rights, including access to conduits and wiring from the owners of each building or other structure on which we propose to install our equipment, and may need to obtain construction, zoning, franchise or other governmental permits.

      DSL Technology. We have also deployed DSL technology to meet the high-bandwidth needs of many customers located less than three miles from the ILEC’s central office and whose customer connection remains over copper wire. DSL technology reduces the bottleneck in the transport of information, particularly for data services, by increasing the data carrying capacity of copper telephone lines. We believe that, for many small and middle-market businesses within the geographic areas that can be served by DSL technology, existing copper connections using DSL technology from customer buildings to our metro fiber networks offers a lower cost alternative for high-quality broadband services than fiber or broadband wireless connections.

      We offer DSL services in numerous markets in the U.S., mainly through wholesale arrangements with the ILECs and other DSL service providers. We have introduced our own DSL equipment and services at many collocation sites, including central offices of the ILECs that serve a significant number of business customers.

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

      Over the past few years, both optical and IP-based networking technologies have undergone rapid innovation. These technological developments enable us to offer our customers numerous high-speed data services. Many of these innovations have the effect of increasing the efficiency of the physical components of our network by increasing the effective capacity of networks for these types of applications. In the future, we expect that IP-based technology will become the preferred technology for voice calls and facsimile transmission as well. We plan to remain flexible in our use of technology, so that, as underlying telecommunications technology changes, we will have the ability to take advantage of and implement new technologies that best meet our network requirements and customers’ needs.

Fiber Optic Technology

      To enhance the capacity of our metro fiber networks, we are incorporating dense wavelength division multiplexing technology, which makes it possible to simultaneously transmit data at more than one wavelength. This capability allows the transmission of multiple signals through the same fiber at different wavelengths. When utilized with the optical fiber deployed in many of our metro fiber networks and in our intercity network, this technology can significantly increase the capacity of those metro fiber networks.

Switching Technology

      There are two commonly used switching technologies currently deployed in most telecommunications networks: circuit switched-based systems and packet switched-based systems. Circuit switch-based systems are currently used on a majority of telecommunications networks. Circuit switch-based systems establish a dedicated channel for each telecommunication signal (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call.

      Packet switch-based telecommunications systems, which format the information to be transmitted into a series of shorter digital messages called “packets,” are the preferred means of data transmission. Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. A key feature that distinguishes Internet architecture from the public telephone network is that on the packet-switched Internet, a single dedicated channel between telecommunication points is not required.

      Packet switch-based systems offer several advantages over circuit switch-based systems, particularly the ability to commingle packets from several telecommunications sources together simultaneously onto a single channel. For most telecommunications, particularly those with bursts of information followed by periods of “silence,” the ability to commingle packets provides for superior network utilization and efficiency, resulting in more information being transmitted through a given telecommunication channel.

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

      We believe that a form of IP-based switching will eventually replace both ATM and circuit switched technologies, and will be the foundation of integrated networks that treat all transmissions — including voice, fax and video — simply as forms of data transmission. Although not always the case, voice over IP, or VoIP, technology now incorporates the quality of service necessary for commercial deployments, but the pricing of equipment that must be installed at customer locations in order to implement VoIP applications is not yet cost-effective for widespread application. We expect that, over time, improved technology and the manufacture of sufficient volumes of equipment will make customer adoption of VoIP applications more cost-effective.

      We have constructed IP points of presence in all of our major markets using high-capacity IP routers, through which we offer Internet-related services. We currently connect these points of presence with our intercity fiber network, which serves as our OC-192 IP backbone.

      We have deployed a number of newly-developed packet-based switching technologies, including soft-switch, optical and Ethernet switching technologies. The soft-switch is a distributed computer system that performs the same functions as a circuit switch. It can route and switch information at an extremely fast rate. Initially, we will use soft-switch technology to complement and relieve traffic from our circuit switches. We have deployed optical switching, routing and transmission equipment on our intercity network to create an all-optical network. This technology is designed to make significant amounts of bandwidth available to our customers. It also is designed to enable us to more effectively and efficiently manage our customers’ transmissions and to enhance our deployment of dense wavelength division multiplexing technology. Optical switching will support all transmission protocols, including IP, ATM, and frame relay. We also are deploying Ethernet switching technology to support and expand our Ethernet services.

Broadband Wireless Technology

      We hold 91 local multipoint distribution service or LMDS licenses and ten 39 GHz licenses. There are additional holders in some of the cities where we hold licenses. The following tables shows (i) the license number, (ii) the metropolitan areas and frequency band for each area covered by the license, (iii) the estimated population for each area, (iv) the amount of spectrum for each area, and (v) the expiration date for each license. This makes us the licensee of the largest US footprint of fixed wireless spectrum.

License					B	39 GHz	License
Number	City	State	Population	A Band	Band	Chanls	Renewal

WPOL286	New York (PMSA of 5 boroughs & 3 counties)	NY	8,546,846	A3			2/1/2006

WPLM417	Atlanta	GA	3,197,171		B		6/17/2008
WPLM412	Austin	TX	899,361		B		6/17/2008
WPLM416	Baltimore	MD	2,430,563		B		6/17/2008
WPLM430	Birmingham	AL	1,200,336	A			6/17/2008
WPLM413	Boston	MA	4,133,895		B		6/17/2008
WPLM418	Chattanooga	TN	510,860	A			6/17/2008
WPLM405	Chicago	IL	8,182,076		B		6/17/2008
WPLM424	Cincinnati	OH	1,990,451		B		6/17/2008
WPLM422	Cleveland-Akron	OH	2,894,133		B		6/17/2008
WPLM410	Columbia	SC	568,754	A			6/17/2008
WPLM438	Columbus	OH	1,477,891		B		6/17/2008
WPON926	Denver	CO	2,073,952	A1(part)			6/17/2008
WPLM408	Detroit	MI	4,705,164		B		6/17/2008
WPLM398	Hartford	CT	1,123,678		B		6/17/2008
WPLM411	Hickory-Lenoir-Morganton	NC	292,409	A			6/17/2008
WPLM431	Huntsville	AL	439,832	A			6/17/2008
WPLM435	Indianapolis	IN	1,321,911		B		6/17/2008
WPLM436	Kansas City	MO	1,839,569		B		6/17/2008
WPLM434	Klamath Falls	OR	74,566		B		6/17/2008
WPLM420	Lakeland-Winterhaven	FL	405,382		B		6/17/2008

License					B	39 GHz	License
Number	City	State	Population	A Band	Band	Chanls	Renewal

WPLM429	Lexington	KY	816,101	A			6/17/2008
WPLM401	Los Angeles*	CA	14,549,810	A			6/17/2008
WPLM428	Louisville	KY	1,352,955	A			6/17/2008
WPLM423	Mansfield	OH	221,514		B		6/17/2008
WPLM433	Medford-Grants Pass	OR	209,038		B		6/17/2008
WPOH970	Milwaukee	WI	1,751,525	A			6/17/2008
WPLM419	Minneapolis-St. Paul	MN	2,840,561	A			6/17/2008
WPOH945	New Haven-Waterbury-Meriden	CT	978,311		B		6/17/2008
WPLM400	New London-Norwich	CT	357,482		B		6/17/2008
WPLM397	New York (whole BTA)	NY	18,050,615		B		6/17/2008
WPLM421	Ocala	FL	194,833		B		6/17/2008
WPLM432	Portland	OR	1,690,930	A			6/17/2008
WPOH956	Providence-Pawtucket, New Bedford-Fall River	RI,MA	1,509,789	A			6/17/2008
WPLM437	Rochester	NY	1,118,963		B		6/17/2008
WPLM407	Sacramento	CA	1,656,581	A			6/17/2008
WPLM402	San Diego	CA	2,498,016		B		6/17/2008
WPLM406	San Francisco-Oakland-San Jose	CA	6,420,984		B		6/17/2008
WPLM404	San Luis Obispo	CA	217,162	A			6/17/2008
WPLM403	Santa Barbara-Santa Maria	CA	369,608	A			6/17/2008
WPLM427	Seattle-Tacoma	WA	2,708,949	A			6/17/2008
WPLM425	St. Louis	MO	2,742,114		B		6/17/2008
WPLM409	Toledo	OH	782,184		B		6/17/2008
WPLM415	Washington	DC	4,118,628		B		6/17/2008

WPOH677	Albuquerque	NM	688,612	A			9/1/2008
WPOH679	El Paso	TX	649,860	A			9/1/2008
WPOH676	Tucson	AZ	666,880	A			9/1/2008
WPOH683	Lawton-Duncan	OK	177,830	A			9/1/2008
WPOH682	Oklahoma City	OK	1,305,472	A			9/1/2008
WPOH684	Omaha	NE	905,991	A			9/1/2008
WPOH676	Tulsa	OK	836,559	A			9/1/2008

WPHOH944	Albany-Schenectady	NY	1,028,615	A			10/6/2008
WPOH963	Atlanta	GA	3,197,171	A			10/6/2008
WPOH954	Austin	TX	899,361	A			10/6/2008
WPOH962	Baltimore	MD	2,430,563	A			10/6/2008
WPOH955	Boston	MA	4,133,895	A			10/6/2008
WPOH955	Buffalo-Niagara Falls	NY	1,231,795	A			10/6/2008
WPOH950	Charlotte-Gastonia	NC	1,671,037	A			10/6/2008
WPOH948	Chicago	IL	8,182,076	A			10/6/2008
WPOH953	Dallas	TX	4,329,924	A			10/6/2008
WPOH975	Des Moines	IA	728,830	A			10/6/2008
WPOH949	Detroit	MI	4,705,164	A			10/6/2008
WPOH952	Greenville-Spartanburg	NC	788,212	A			10/6/2008
WPOH943	Hartford	CT	1,123,678	A			10/6/2008
WPOH966	Houston	TX	4,054,253	A			10/6/2008
WPOH974	Indianapolis	IN	1,321,911	A			10/6/2008
WPOH979	Jacksonville	FL	1,114,847	A			10/6/2008
WPOH981	Knoxville	TN	948,055	A			10/6/2008
WPOH947	Los Angeles	CA	14,549,810		B		10/6/2008
WPOH959	Manchester-Nashua-Concord	NH	540,704	A			10/6/2008
WPOH973	Memphis	TN	1,396,390	A			10/6/2008
WPOH967	Miami-Ft. Lauderdale	FL	3,270,606	A			10/6/2008
WPLM426	Milwaukee	WI	1,751,525		B		10/6/2008
WPOH964	Minneapolis-St. Paul	MN	2,840,561		B		10/6/2008
WPOH980	Nashville	TN	1,429,309	A			10/6/2008

License					B	39 GHz	License
Number	City	State	Population	A Band	Band	Chanls	Renewal

WPLM399	New Haven-Waterbury-Meriden	CT	978,311	A			10/6/2008
WPOH942	New York (unencumbered by PMSA) Philadelphia, Wilmington (DE), Trenton	NY	9,503,769	A			10/6/2008
WPOH960	(NJ)	PA	5,899,345	A			10/6/2008
WPOH971	Pittsburgh Providence-Pawtucket, New Bedford-Fall	PA	2,507,839	A			10/6/2008
WPLM414	River	RI,MA	1,509,789		B		10/6/2008
WPOH951	Raleigh-Durham	NC	1,089,423	A			10/6/2008
WPOH972	Richmond-Petersburg	VA	1,090,869	A			10/6/2008
WPOH978	Rochester	NY	1,118,963	A			10/6/2008
WPOH976	San Antonio	TX	1,530,954	A			10/6/2008
WPOH958	Springfield-Holyoke	MA	672,970	A			10/6/2008
WPOH969	St. Louis	MO	2,742,114	A			10/6/2008
WPOH946	Syracuse	NY	791,140	A			10/6/2008
WPOH965	Tampa-St. Petersburg-Clearwater	FL	2,249,405	A			10/6/2008
WPOH961	Washington	DC	4,118,628	A			10/6/2008
WPOH968	West Palm Beach-Boca Raton	FL	893,145	A			10/6/2008
WPOH957	Worcester-Fitchburg-Leominster	MA	709,705	A			10/6/2008

WPQT938	Denver-Boulder-Greeley	CO	2,073,952			B	10/18/2010
WPQT942	Las Vegas	NV	857,856			E	10/18/2010
WPQT946	Las Vegas	NV	857,856			G	10/18/2010
WPQT939	San Diego	CA	2,498,016			B	10/18/2010
WPQT944	San Diego	CA	2,498,016			F	10/18/2010
WPQT947	San Diego	CA	2,498,016			N	10/18/2010
WPQT940	San Francisco	CA	6,420,984			D	10/18/2010
WPQT945	San Francisco	CA	6,420,984			F	10/18/2010
WPQT941	Toledo	OH	782,184			E	10/18/2010
WPQT943	Toledo	OH	782,184			F	10/18/2010

Legend

A	27,500 to 28,350 MHz, 29,100 to 29,250 GHz, 31,075 to 31,225 GHz = 1,150 MHz
A1	27,500 to 28,350 MHz = 850 MHz
A3	31,075 to 31,225 GHz = 150 MHz
B	31,000 to 31,075 MHz, 31.225 to 31,300 MHz = 150 MHz
39 GHz B	38,650 to 38,700 MHz, 39,350 to 39,400 = 100 MHz
39 GHz E	38,800 to 38,850 MHz, 39,500 to 39,550 = 100 MHz
39 GHz G	38,900 to 38,950 MHz, 39,600 to 39,650 = 100 MHz
39 GHz F	38,850 to 38,900 MHz, 39,550 to 39,600 = 100 MHz
39 GHz N	39,250 to 39,300 MHz, 39,950 to 40,000 = 100 MHz
39 GHz D	38,750 to 38,800 MHz, 39,450 to 39,500 = 100 MHz
The higher the frequency, the higher the attenuation (loss). For the same amount of transmission power, a lower frequency signal will propagate farther.

      The spectrum under the licenses we hold is not suitable for mobile telephones, but can transmit voice, data or video signals from one fixed antenna to one or many others. As the word “local” in the local multipoint distribution service name implies, the radio links provided using LMDS frequencies are of limited distance, typically five miles or less, due to the degradation of these high-frequency signals over greater distances. This also is true of the 39 GHz spectrum.

      A wireless connection typically consists of paired antennas placed at a distance of up to 5 miles from one another with a direct, unobstructed line of sight. The antennas are typically installed on rooftops, towers or windows. This technology works by connecting the end user through fixed wireless access to points of presence on our metro fiber network, thus eliminating the need for the RBOC’s last mile of infrastructure. This third generation fixed wireless broadband access, in conjunction with our intercity and metro fiber network, allows us to offer a wide range of metro, national and global connectivity solutions.

      There are additional holders in some of the cities where we hold licenses. There are also competitors who are licensed broadband fixed wireless operators in the 39 GHz spectrum bands. Examples include First Avenue Networks and AT&T Business Services. There are existing users of the 39 GHz spectrum that may require XO as a new user of the spectrum to coordinate its use to avoid interference with an existing user. We do not believe that the coordination process will significantly limit our ability to make use of the spectrum.

      The term of the licenses for our broadband wireless spectrum generally is ten years. Although the licenses are renewable for an additional ten year term, renewal is conditioned on our ability to satisfy utilization requirements established by the FCC. During 2003 we had successful trials in our San Diego and Irvine, California markets and deployed services at approximately 20 customers. We continue to evaluate recent improvements in the price and performance of fixed wireless equipment, and have plans to meet the FCC’s “substantial service” test before the licenses are due for renewal proceedings. In the event that we do not meet the FCC’s substantial service test at the end of the license expiration date, we may request an extension of time or waiver of license forfeiture from the FCC.

Sales, Network Services and Customer Care

Sales Overview

      Our sales organization includes a direct field sales force and indirect sales channels. Our direct sales force includes two sales organizations, one that addresses the needs of commercial customers and one that services carrier accounts. Our commercial sales organization focuses on all retail customers, growing businesses within a market, developing multi-market accounts and targeting national accounts. Our carrier sales organization focuses solely on servicing telecommunications providers who, in combination with other capabilities, provide telecommunications services under their own brand.

      Our market research indicates that commercial customers prefer a single source for all of their telecommunications requirements, including products, billing, installation, maintenance, and customer service. By offering these customers our local, long distance or data services individually or through our XOptions packages, which combine local and long distance voice services, Internet access and web hosting services, we believe we provide our customers a level of convenience that generally is unavailable in the telecommunications marketplace.

      We market and sell our products to other telecommunications providers through our carrier services organization. These customers benefit from our national network, our data service capabilities, our broad range of services and our cost effective solution design.

Direct Sales Force

      We have established a highly motivated and experienced direct sales forces. Our strategy is to design the structure of our sales efforts so that our sales personnel are able to develop a direct and personal relationship with our customers. We seek to recruit salespeople with strong sales and telecommunications backgrounds, including salespeople from long distance companies, telecommunications equipment manufacturers, network systems integrators and the ILECs. Our salespeople are offered incentives through a commission structure that generally targets 40% to 50% of a salesperson’s total compensation to be based on performance. Our direct sales and sales support organization consisted of approximately 1,700 employees at December 31, 2003, up from approximately 1,100 employees at December 31, 2002. As part of the performance review process and to reduce expenses, the sales organization declined to approximately 1,200 in March 2004. We will continue to evaluate sales performance and revenue growth in the most cost effective manner.

Indirect Sales Channels

      We have complemented our direct sales force by developing an indirect sales channels to distribute the increasing number of products and services available to our customer base. These channels include numerous third party sales agents. We currently have distribution arrangements with a number of national, regional and local agents and agency firms, whose representatives market a broad range of XO services. As of December 31, 2003, we had staff of approximately 60 employees who manage our agent relationships and more than 700 indirect sales agents in markets throughout the United States. During the fourth quarter of 2003, approximately 20% of new sales were generated by indirect agents.

Network Services

      Our network services organization consists of 2,100 employees whose main objective is to deliver superior service and to enhance the customers’ experience. Network service employees are located in all of our markets. Their main objectives include the design, deployment, maintenance and when necessary, repair of our network assets. In addition, they are responsible for installing customer premise equipment and activating new customers as well as maintaining and when necessary, repairing any service outages our customers might experience. We maintain a very competitive median repair time.

Customer Care

      Once a customer’s services have been installed, our customer care operations support customer retention and satisfaction. Our goal is to provide customers with a customer care group that has the ability and resources to respond to and resolve customer questions and issues as they arise. In 2003, although we conducted much of our customer care operations from three call centers, we also provided locally-based care for many large customers. Because we believe that a more centralized care structure not only takes advantage of economies of scale, but also enables us to provide better customer service, we closed one of our care facilities in 2003. The size of our customer care organization has remained constant from December 31, 2002 to December 31, 2003, with approximately 700 employees.

Regulatory Overview

          Overview

      The Telecommunications Act of 1996, or the “Telecom Act”, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local telecommunications services throughout the United States by new competitive independent entrants such as us. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier — often a former subsidiary of AT&T known as an RBOC — which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs, following some recent consolidation, now consist of the following companies: BellSouth, Verizon, Qwest Communications and SBC Communications.

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

      Although the Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled new entrants like us to capture a portion of the incumbent carriers’ market share of local services, there have been numerous attempts to limit or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, adoption of new rules by the FCC, and RBOC challenges to existing and proposed regulations. We expect these efforts to limit the benefits of the Telecom Act to continue. Successful implementation of our business plan is predicated on the assumption that the basic competitive framework will remain in place.

          Federal Regulation

      The FCC exercises jurisdiction over our telecommunications facilities and services. We have authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based domestic interstate and international services. In addition, we have obtained FCC authorizations for the operation of our LMDS and 39 GHz broadband wireless facilities. Unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation, which leaves us free to set our own pricing policies for end user services subject only to the general federal guidelines that our charges for interstate and international services be just, reasonable, and non-discriminatory. The FCC allows us to file interstate tariffs for interstate access services (rates charged by carriers for access to their networks). The FCC, however, required that, with only minor exception, we withdraw our tariffs for interstate domestic long distance services and international long distance services. We, however, are still required to make the terms, conditions and rates of the detariffed services available to the public on our Company web page, and such terms, conditions, and rates are located at http://www.xo.com/legal/.

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

      On August 21, 2003, the FCC released its Triennial Review Order (“TRO”). Under the TRO, our ability to obtain access to certain unbundled network elements and incumbent network upgrades may be curtailed or more costly in the future. Interconnection agreements that we have in place with the ILECs need to be amended to incorporate many of the TRO changes. We have started the negotiation process to complete these interconnection agreement amendments and anticipate that the agreements will be finalized during the second quarter of 2004. At this time, we cannot predict the full effect of the implementation of the TRO. Also, the TRO has delegated to the states the overall responsibility for deciding whether certain unbundled elements should remain available to competitors like us in local markets of each of the respective states. Delegation of these determinations creates the risk that some states may decide to limit or eliminate certain unbundled elements to which we have access today and that we will be faced with different sets of rules and costs if states issue inconsistent decisions.

      The following Triennial Review Order matters directly impact us and many of our competitors:

•	Curtailed Access to Broadband: The TRO adopted new rules that, for certain very small customers, restrict competitive carriers from leasing as unbundled elements certain upgrades that the incumbent carriers make to their networks, such as the deployment of new optical fiber or upgrades from copper to optical fiber. For example, a new fiber loop to a very small customer that replaces an existing copper loop could be exempt from unbundling, except that incumbents must continue to unbundle the pre-existing copper loop or provide a voice channel for us on the new fiber loops that is equivalent to the old copper loop. Although the imposition of any restrictions on our access to the incumbents’ broadband networks is not a favorable development for us, we believe that the adverse impact is partially mitigated by the fact that incumbents are required to continue to provide us with basic access to those facilities that we currently lease from them to serve many of our customers.

•	Unbundled Local Loops: The Order made a general, national finding that, with the exception of optical carrier (“OC”) level loops, competitive carriers should have access to unbundled loops of the incumbent carriers. The states, however, may remove competitive carriers’ access to certain non-OC level high capacity and unlit capacity loops based on the results of specified competitive analyses. Incumbent carriers will no longer be required to provide competitive carriers with access to OC level loops. We believe that the net result of these changes will not have a significant impact on us because the access to the vast majority of unbundled loops that we use today will be preserved.

•	Unbundled Dedicated Transport: The TRO has changed the definition of “dedicated transport” in such a way that competitive carriers have to purchase certain transport facilities at higher rates. The TRO maintained unbundled access to many types of transport between incumbent facilities, such as transport between incumbent central offices, but it redefines dedicated transport to eliminate the unbundling of other transport. The TRO also sets forth a test that the states must follow in considering whether certain non-OC level high capacity transport should be available in local markets within the states. The FCC also ruled that OC level transport would no longer be available as an unbundled element and that shared transport would be unavailable as an unbundled element in most business markets. We believe that it is likely that this determination will raise our costs for transport services in the future.

•	Enhanced Extended Links and Co-Mingling: The TRO enhance the ability of competitive carriers like us to obtain a combination of unbundled loop and transport elements known as “enhanced extended links”, provided that the underlying loop and transport elements are individually available on an unbundled basis. The FCC created new rules that permit competitive carriers to mix services that they lease from the incumbent carriers. We will now be able to mix incumbent carrier unbundled network elements with services purchased from the wholesale tariff (e.g., switched and special access services) instead of being required to artificially segregate unbundled network elements from such wholesale services. Because we currently lease both wholesale services and unbundled network elements from the incumbent carriers, we believe that these developments will result in cost savings for us.

•	Calculation of Unbundled Element Rates: The TRO will allow incumbent carriers to utilize a higher cost of capital and shorter depreciation lives to establish rates for unbundled elements. We believe that these modifications could raise our costs for leasing unbundled network elements in the future.

      Although the rules adopted by the FCC in the Triennial Review Order became effective on October 2, 2003, many of the requirements imposed by the FCC in the TRO were not self-executing. Accordingly, the FCC made clear that carriers must follow the change of law procedures in their applicable interconnection agreements to implement any TRO requirements that are not self-executing and that carriers must follow the procedures et forth in section 252(b) of the Telecom Act to modify interconnection agreements that are silent as to implementation of changes in law.

      Several carriers and other entities appealed the FCC’s TRO decision. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit in Washington, D.C. issued its opinion in United States Telecom Associations v. FCC, No. 00-1012 (“USTA Decision”). In the USTA Decision, the court reversed and vacated many of the conclusions of the TRO. Specifically, the court found that the FCC improperly delegated to the states the overall responsibility for deciding whether certain unbundled elements should remain available to competitive carriers in each of the respective states. The FCC’s determination in the TRO that competitive carriers should have access to switching platform services as a UNE (“UNE-P”) was vacated by the court. The court also vacated the portions of the TRO which held that competitive carriers should have access to all forms of non-OC level unbundled dedicated transport.

      XO does not rely on ILEC facilities to switch the majority of its customers’ traffic and, therefore, will not be affected by the court’s decision pertaining to UNE-P service, nor its likely impact on UNE-P providers if this decision is not reversed or stayed. Additionally, with the pending acquisition of Allegiance and its hundreds of collocation sites, we believe XO will lease less unbundled dedicated transport facilities from the ILECs. We expect these factors to mitigate the effects of any potential increases in the costs of leasing transport capacity.

      The USTA Decision is stayed until May 1, 2004. Parties will seek review of the USTA Decision at the Supreme Court and will also seek a further stay of the decision. If the USTA Decision does go into effect and reverses and vacates large portions of the TRO, our ability to obtain access to certain unbundled network elements and incumbent network upgrades may be curtailed or more costly in the future. In addition, many incumbent carriers will continue to seek to institute follow-on administrative proceedings with the FCC and state regulatory agencies, and lobby the United States Congress, all in an effort to affect laws and regulations in a manner even more favorable to them and against the interests of competitive carriers. At the same time, we anticipate that competitive carriers will endeavor to improve their positions and access to the incumbents’ networks through similar means. The final outcome of the appellate review and implementation process remains unknown at this time but it is possible that further changes to the rules could adversely affect our cost of doing business by increasing the cost of purchasing or leasing network facilities from the incumbent carriers.

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

      As of December 15, 2003, the FCC has granted all of the RBOCs the authority to provide long distance service in every state in which they operate. All of the RBOCs now have the authority to bundle in-region long distance services with in-region local services. RBOC authorization to provide in-region long distance services could have an adverse effect on our ability to compete if effective post-approval safeguards are not enforced to ensure that the RBOCs continue to comply with the market-opening requirements.

               Provision of Broadband Telecommunications Services and Information Services

      Current federal and state regulation places certain restrictions and conditions on the provision of advanced telecommunications services, or broadband services, such as data and DSL services, by the RBOCs. Furthermore, the network elements that RBOCs must make available under the FCC’s unbundling rules to competitors may be used for the provision of broadband services. However, at the urging of the RBOCs and other incumbent carriers, the FCC, in the TRO, appears to have greatly curtailed the extent to which the incumbents must unbundle the broadband portion of their networks for their competitors. The RBOCs continue to push for further deregulation through federal and state legislative efforts. In addition, it is anticipated that deregulatory legislation will be pursued by the RBOCs in Congress. In addition to possible legislation, the FCC has initiated another pending proceeding that could relax incumbent carriers’ obligation to make unbundled network elements that are used for certain broadband or information services available to us. The FCC has issued a Notice of Proposed Rulemaking entitled “Appropriate Framework for Broadband Access to the Internet Over Wireline Facilities” that requests comments on the proper classification of broadband access services as either regulated telecommunications services or unregulated information services. The TRO decision, in conjunction with a decision in this proceeding, a legislative change or a court ruling further broadening the definition of what constitutes unregulated information services could have the effect of allowing RBOCs to provide terms, conditions and pricing to their own affiliates that provide data or information services that are better than those made available to competitive carriers such as us. Such developments could also be expected to adversely affect our cost of doing business by increasing the cost of purchasing or leasing such facilities from the RBOCs.

               Universal Service

      In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as “universal service”. Specifically, the FCC established new subsidies for services provided to qualifying schools and libraries and rural health care providers, and expanded existing subsidies to low income consumers. Most telecommunications companies, including us, must pay for these programs based on their share of interstate and international telecommunications end user revenues. On December 4, 2003, the Wireline Competition Bureau released a public notice announcing that the proposed universal service contribution factor for the first quarter of 2004 is 8.7 percent compared to 9.5 percent for the third quarter of 2003 and 9.2 percent for the fourth quarter of 2003. The FCC has taken further steps to modify the system for assessment and recovery of universal service funds. In a December 2002 Notice of Proposed Rulemaking, the FCC asked many broad-ranging questions regarding universal service, including whether to change its method of assessing contributions due from carriers by basing it on the number and capacity of connections they provide, rather than on interstate and international end user revenues they earn. At this time, we are unable to predict whether the FCC’s rulemaking or legislative initiatives will increase the size of our subsidy payments, the scope of the subsidy program, or our costs of calculating, collecting and remitting the universal service related payments.

               Intercarrier Compensation Reform

      Currently, telecommunications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges. These two forms of Intercarrier compensation have been under review by the FCC since 2001. The FCC continues to consider a broad order reforming the Intercarrier compensation system and the following specific proceedings also impact Intercarrier compensation issues for us.

      Access Charges. Long distance carriers pay local facilities-based carriers, including us, interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers’ networks. Historically, the incumbent carriers set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. With the establishment of an explicit and competitively neutral universal service subsidy mechanism, however, the FCC is under increasing pressure to revise the current access charge regime to bring the charges closer to the actual cost of providing access. In response, the FCC issued a decision in 2001 setting interstate rates that competitive local carriers charge to long distance carriers at a level that will gradually decrease over three years from a maximum of $0.025 per minute to the rates charged by incumbent carriers. As long as we are in compliance with the FCC’s rate schedule, the FCC’s order forbids long distance carriers from challenging our interstate access rates. Although this FCC decision lowering access charges will reduce our access charge revenues over time, we do not expect that such a reduction will have a material impact on our total revenues or financial position. In 2001, the FCC also issued a declaratory ruling that commercial mobile radio service (“CMRS”) providers are not permitted to collect switched access charges from long distance carriers absent a contract between the parties that imposes a payment obligation on the long distance carrier. In November 2003, the United States Court of Appeals for the District of Columbia denied petitions for review of the FCC’s declaratory ruling on CMRS access charges. Sprint PCS and AT&T are currently litigating in federal district court in Missouri the issue of whether, in the absence of a written contract, Sprint PCS can charge AT&T for switched access services. We are unable to determine how the court will ultimately rule; however, if Sprint PCS prevails in this lawsuit against AT&T, it may encourage CMRS providers to attempt to collect switched access charges from us even in the absence of a written contract.

      AT&T Declaratory Ruling Re: VoIP. AT&T has petitioned the FCC to find that voice over Internet protocol (“VoIP”) services, including phone to phone services, are exempt from switched access charges. This proceeding has broad implications for the future of IP-based services because a ruling in favor of the AT&T petition will create incentives to deploy VoIP technology for the origination and termination of long distance and other calls. A ruling against the AT&T petition could place VoIP services in the same regulatory category as traditional telecommunications services and, therefore, subject VoIP services to access charges and other regulatory obligations including Universal Service fees. Like a growing number of carriers, we utilize Internet protocol technology for the transmission of a portion of our network traffic. The FCC has indicated on several occasions that such services are exempt from interstate access charges but, until the FCC issues its ruling in the current proceeding, it is unclear how such traffic will be treated for intercarrier compensation purposes. Additionally, several state commissions are in the process of addressing whether to regulate VoIP services, and this development could result in the emergence of inconsistent rules for intrastate VoIP services.

      Vonage Petition. On September 22, 2003, Vonage Holdings, Inc. (“Vonage”) filed a petition requesting that the FCC preempt an order of the Minnesota Public Utilities Commission (“PUC”) requiring Vonage to comply with state laws governing providers of telephone service. The Minnesota PUC decision has been overturned by a Minnesota state court and now Vonage is seeking Federal preemption so that no future rulings of the Minnesota PUC can subject Vonage to state regulation. Vonage provides VoIP origination services to its customers and Vonage claims that it is therefore a provider of information services and not subject to traditional common carrier regulations. Specifically, Vonage asks that the FCC find that certain specific E911 requirements imposed by the Minnesota PUC are in conflict with federal policies. Further, Vonage states that preemption is necessary because of the impossibility of separating the Internet, or any service offered over it, into intrastate and interstate components. Until the FCC issues its ruling, it is unclear how VoIP offerings by XO and other companies will be regulated.

      Level(3) Forbearance Petition. On December 23, 2003, Level(3) filed a petition for forbearance requesting the FCC to forbear from application of interstate or intrastate access charges on Internet protocol (IP) traffic that originates or terminates on the public switched telephone network (PSTN). IF the FCC were to rule in Level(3)’s favor, we would expect that there would be reductions in network and regulatory costs associated with the termination of certain IP-to-PSTN and PSTN-to-IP traffic.

      Pulver.Com Ruling. On February 12, 2004, the FCC ruled that Pulver.Com’s Free World Dialup (FWD) offering will remain a minimally regulated VoIP service. The Pulver.com Order made clear that IP-to-IP calls that do not transit over any portion of the PSTN will be largely free of regulation. Almost all of the calls carried by XO do transit some portion of the PSTN.

      FCC VoIP NPRM. On February 12, 2004, the FCC initiated a major proceeding seeking public comment on a variety of issues based on the premise that Internet services and VoIP should remain largely free of regulatory burdens. In connection with this proceeding, the FCC will address VoIP-related Communications Assistance for Law Enforcement (CALEA) issues to address the technical aspects of enabling law-enforcement access to IP-enabled services. At this time it is unclear how, if at all, the FCC will regulate IP-enabled service including VoIP.

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

      TELRIC Proceeding. On September 10, 2003, the FCC initiated a new proceeding to consider significantly revamping the current Total Element Long Run Incremental Cost (“TELRIC”) methodology used for the pricing of unbundled network elements. An adverse ruling in the new proceeding will allow the incumbent carriers to increase unbundled network element rates and this would raise our costs for leasing unbundled network elements in the future. A decision is expected sometime in 2004. Several State Commissions have also initiated proceedings to review the rate levels that the incumbent carriers charge for unbundled network elements. An adverse ruling in these proceedings would allow the incumbent carriers to increase unbundled network element rates in the applicable state and this would raise our costs for leasing unbundled network elements in the future.

      LMDS Auction. On July 28, 2004, the FCC plans to initiate an auction of spectrum in the 24 GHz band. The 24 GHz band consists of the bands 24.25-24.45 GHz and 25.05-25.25 GHz. Five licenses, each with two paired 40 MHz blocks, will be offered in each of 176 geographic areas. Stations in the 24 GHz Service may render any kind of digital fixed communications service. Auction winners will be required to protect incumbent licensees. Virtually all of the incumbent licenses are held by Teligent, Inc. in a variety of areas throughout the country. The winning bidder for the 24 GHz service may use these stations to provide services in competition with those offered by XO, although the 24 GHz bands consist of less spectrum than that for which XO is licensed to provide LMDS service.

          Nasdaq Listing

      On February 4, 2004, we announced our intention to begin the process of applying for the listing of shares of our New Common Stock on The Nasdaq National Market. Shares of our New Common Stock

will continue to be quoted on the OTCBB until the Nasdaq application is approved. See Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters.”

      If our shares become listed on the Nasdaq National Market, we will be required to comply with the Nasdaq Marketplace Rules, which, as required by the Sarbanes-Oxley Act of 2002, contain corporate governance requirements in addition to those contemplated by the Delaware General Corporation Law and the Federal Securities Laws, including requirements related to:

•	Distribution of interim reports

•	Solicitation of proxies

•	Independent directors

•	Audit committees

•	Shareholder approval

•	Stockholder voting rights

•	Auditor peer review

Employees

      As of December 31, 2003 we employed approximately 5,100 people, including full-time and part-time employees. In March 2004, our headcount was approximately 4,500 as we managed costs out of the business. Overall, we consider our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

Risk Factors

               Risks Related to Our Operations

The failure of our operations support systems, including the systems for sales tracking, order entry and provisioning, and billing that we are currently in the process of updating and replacing, to perform as we expect could impair our ability to retain customers and obtain new customers, or provision their services, or result in increased capital expenditures, which would adversely affect our revenues or capital resources.

      Our operations support systems are an important factor in our operations. Critical information systems used in daily operations perform sales and order entry, provisioning, billing and accounts receivable functions, and cost of service verification and payment functions, particularly with respect to facilities leased from ILECs. If any of these systems fail or do not perform as expected, such failures would impact our ability to process orders and provision sales, and to bill for services efficiently and accurately, which could, in turn, cause us to suffer customer dissatisfaction, loss of business or the inability to add new customers or additional services to existing customers in a timely basis, any of which would adversely affect our revenues. In additional, system failure or performance issues could impact our ability to effectively audit and dispute invoicing and provisioning data provided by service providers from whom we lease facilities.

      We believe that our Disaster Recovery framework to control and address systems risks is not fully redundant, and we may incur the costs, delays and customer complaints associated with system failures. In addition, our ability to efficiently and accurately provision new orders for services on a timely basis is necessary for us to begin to generate revenue related to those services. We have experienced, and may continue to experience, delays and related problems in processing service orders, provisioning sales and billing in connection with the transition to these new systems. If the delays or related problems continue, or if any unforeseen problems emerge in connection with our migration to the new provisioning software and systems, delays and errors may occur in the provisioning process, which could significantly increase the time until an order for new service can begin to generate revenue, which could have a material adverse effect on our operations.

Our rights to the use of the unlit capacity that make up our network may be affected by the financial health of our fiber providers.

      We possess the right to use the unlit capacity that is included in our network, particularly in our intercity network, through long-term leases or indefeasible right of use agreements. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of our network, our ability to expand the capacity of our network as our business grows, and ultimately on our results of operations. For example, we lease or have indefeasible rights of use on networks owned and maintained by Level 3 Communications. If Level 3 were to encounter financial difficulties, we may not be able to maintain, or protect our rights in important components of our intercity network. In such an event, there can be no assurance that we will be able to lease comparable strands of unlit capacity if we are not able to retain our rights to use the existing unlit capacity we have obtained from Level 3, nor that we will be able to lease such strands from another provider at competitive or economical rates.

We may not be able to continue to connect our network to the incumbent carrier’s network or maintain Internet peering arrangements on favorable terms, which would impair our growth and performance.

      We are required to be a party to interconnection agreements with the incumbent carrier and certain independent carriers or ILECs in order to connect our customers to the public telephone network. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets.

      Peering agreements with Internet service providers allow us to access the Internet and exchange transit with these providers. Depending on the relative size of the carriers involved, these exchanges may be made without settlement charge. Recently, many Internet service providers that previously offered peering have reduced or eliminated peering relationships or are establishing new, more restrictive criteria for peering and an increasing number of these service providers are seeking to impose charges for transit. Increases in costs associated with Internet and exchange transit could have a material adverse effect on our margins for our products that require Internet access. We may not be able to renegotiate or maintain peering arrangements on favorable terms, which would impair our growth and performance.

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

We may be unable to adequately protect our intellectual property or rights to licenses for use of third-party intellectual property, and may be subject to claims that we infringe the intellectual property of others, which could substantially harm our business.

      We rely on a combination of patents, copyrights, and other proprietary technology that we license from third parties. We have been issued several United States and foreign trademarks and may consider abandoning some trademarks and/or filing for additional trademarks in the future. We have also been issued one United States patent and may consider filing for additional patents in the future, however, we cannot assure you that any additional patents or trademarks will issue or that our issued patent or trademarks will be upheld in all cases. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriate of our trademark or technology or that our competitors or licensors will not independently develop technologies that are substantially equivalent to or superior to ours. In addition, the legal systems in many other countries do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary interests and business information or our present license arrangements, our business, financial condition and results of operations could be materially adversely affected. Further, the dependence of the communications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In the future, we may be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect our trade secrets and other intellectual property rights. Any intellectual property litigation could be costly and cause diversion of our management’s attention from the operation of our business. Adverse determinations in any litigation could result in the loss of proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties that may be available on commercially reasonable terms, if at all. We could also be subject to court orders preventing us from providing certain services in connection with the delivery of our services to our customers.

               Risks Related to Liquidity, Financial Resources, and Capitalization

We incurred a substantial net loss in 2003 and, in the near term, will not generate funds from operations sufficient to meet all of our cash requirements.

      For each period since inception, we have incurred substantial net losses. For 2003, we posted a net loss attributable to common stockholders of approximately $102.6 million. In the near term, we expect to use cash to fund our expected operating losses, and our ongoing capital expenditure requirements.

As a result of our commitment to purchase substantially all of the assets of Allegiance, we have committed to expend a majority of the cash reflected on our balance sheet as of December 31, 2003, and, as a result, we may be required to seek additional capital to fund our operations.

      As discussed above, we have committed to purchase substantially all of the assets of Allegiance for an aggregate purchase price that includes approximately $311.0 million in cash. If the Allegiance asset acquisition had been consummated immediately prior to the end of our most recently ended fiscal year, we would have had approximately $209.6 million in cash, cash equivalents and marketable securities on our balance sheet as of December 31, 2003. We believe that, upon the consummation of the Allegiance asset acquisition, our remaining cash and cash equivalents as of that date will be significantly less than that figure based upon our need to fund our ongoing losses from operations. If we are required to use a significant amount of our remaining cash to repay some or all of our outstanding debt or to fund any unforeseen, necessary capital expenditures, we may lack sufficient cash to continue to fund our losses from operations. We cannot assure you that we will be able to obtain additional financing. Even if we could obtain additional financing, we cannot assure you that it would be on terms that are favorable to us. If we cannot obtain additional financing when needed, this would have a material adverse effect on us.

The covenants in our Credit Agreement restrict our financial and operational flexibility, which could have an adverse affect on our results of operations.

      Our Credit Agreement contains covenants that restrict, among other things, the amount of our capital expenditures, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. A company controlled by Mr. Carl Icahn holds more than 90% of the principal amount of the loans outstanding under the Credit Agreement. Because amendments to or waivers of covenants under the Credit Agreement generally require the approval or consent of holders of only a majority of the outstanding principal amount under the Credit Agreement, decisions whether to amend or waive compliance with such covenants by the holders of loans under the Credit Agreement can be made by Mr. Icahn, whether or not the other holders agree.

      The security for the Credit Agreement consists of substantially all of the assets of XO Parent and our subsidiaries. A default under the Credit Agreement could adversely affect our rights under other commercial agreements.

      The Credit Agreement and the existence of the loans under the Credit Agreement also could affect our financial and operational flexibility, as follows:

•	they may impair our ability to obtain additional financing in the future;

•	they may limit our flexibility in planning for or reacting to changes in market conditions; and

•	they may cause us to be more vulnerable in the event of a downturn in our business.

               Risks Related to the Acquisition of the Allegiance Assets

We may not successfully consummate the acquisition of the Allegiance assets.

      Our acquisition of substantially all of the assets of Allegiance, although approved by the U.S. Bankruptcy Court, remains contingent upon fulfillment of a variety of covenants contained in the definitive documentation pursuant to which we anticipate acquiring the Allegiance assets. Such contingencies include, without limitation, our obtaining regulatory clearances, such as Hart-Scott-Rodino clearance and approval of the FCC and state public utility commissions. There can be no assurance that we will obtain the governmental approvals and clearances required to consummate our acquisition of the Allegiance assets. If we are not able to consummate the acquisition of the Allegiance assets, then we will not be able to realize the improvements in our network infrastructure and resulting competitive advantages associated with our ownership of the Allegiance assets.

We may not realize the network and selling, operating, and administrative synergies that we estimate in connection with the acquisition of the Allegiance assets.

      While we are confident that we have correctly estimated the potential network and selling, operating, and administrative synergies that we can realize in connection with the acquisition of the Allegiance assets, it is possible that our estimates could prove to be incorrect. For example, we may discover during the process of integrating the Allegiance assets into our network and business infrastructures that some of the acquired assets require greater maintenance or earlier replacement than originally anticipated. In addition, unanticipated growth in our business as a result of the acquisition of the Allegiance assets may require that some facilities or support functions that we currently anticipate will be combined or reduced may be necessary to retain for us to maintain our operations. The synergies that we anticipate to realize are also dependent on our ability to combine the Allegiance assets with our own network infrastructure in a manner that permits us to realize those synergies. If we have not estimated the potential synergies correctly, or if we are not able to integrate the Allegiance assets into our network infrastructure effectively, we may not realize any synergies in connection with the acquisition of the Allegiance assets, or such synergies may take longer to realize.

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

      We face competition in each of our markets principally from the incumbent carrier in that market, but also from recent and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace and incumbent carriers seeking to enter into the long distance market as they are granted the regulatory authority to do so. This competition places downward pressure on prices for local and long distance telephone service and data services, which can adversely affect our operating results. In addition, we could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users. We are much smaller in size and resources than many of our competitors. If we are not able to compete effectively with these industry participants, our operating results could be adversely affected.

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

               Risks Related to Our New Common Stock

An entity owned and controlled by Mr. Carl C. Icahn is our majority stockholder.

      An entity owned and controlled by Mr. Carl C. Icahn, Chairman of our board of directors, has filed a Form 13D with the Securities and Exchange Commission indicating that it owns over 60% of our outstanding New Common Stock as of January 31, 2004. As a result, Mr. Icahn has the power to elect all of our directors. Under applicable law and our certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers and the sale of substantially all of our assets and amendments to our certificate of incorporation and by-laws. We anticipate that Mr. Icahn will continue to control a majority of our outstanding capital stock following the issuance of XO Parent shares in connection with our acquisition of Allegiance assets and consequently will continue to have these governance rights.

Future sales of our New Common Stock could adversely affect its price and/or our ability to raise capital.

      Future sales of substantial amounts of New Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the New Common Stock and our ability to raise capital.

      As of February 20, 2004, there were 136,510,535 shares of New Common Stock outstanding. The shares of New Common Stock owned by an entity owned and controlled by Mr. Icahn, are restricted shares that may be sold only under a registration statement or an exemption from federal securities registration requirements. Mr. Icahn, through various entities that he owns or controls, has the right to require XO to register, under the Securities Act of 1933, shares of New Common Stock held by such entities and to include shares of New Common Stock held by them in certain registration statements filed by XO, pursuant to a Registration Rights Agreement approved by the Bankruptcy Court in connection with the Company’s Chapter 11 proceedings.

      Pursuant to our Plan of Reorganization, we have issued three series of warrants to purchase up to an aggregate of approximately 9.5 million, 7.1 million and 7.1 million additional shares of New Common Stock, at exercise prices of $6.25, $7.50 and $10.00 per share, respectively. The warrants will expire on January 16, 2010.

      We have options outstanding to purchase approximately 9.5 million shares of New Common Stock outstanding under our 2002 Stock Incentive Plan as of February 20, 2004. Unless surrendered or cancelled earlier under the terms of the stock incentive plan, those options will expire beginning in 2013. In addition, our stock incentive plan authorizes future grants of options to purchase New Common Stock, or awards of restricted New Common Stock, with respect to an additional 6.3 million shares of New Common Stock in the aggregate.

               Other Risks

There may be risks related to our use of Arthur Andersen as our independent auditors for the year ended December 31, 2001 and prior periods.

      Arthur Andersen, LLP, our former independent public accountants, which audited our financial statements for the year ended December 31, 2001, was found guilty on June 15, 2002 of federal obstruction of justice charges in connection with the federal government’s investigation of Enron Corp. Arthur Andersen ceased practicing before the SEC effective August 31, 2002. Based on our understanding of Arthur Andersen’s financial condition, it may be unable to satisfy any claims that arise out of its provision of auditing and other services to us, including claims that may arise out of Arthur Andersen’s audits of our consolidated financial statements in years prior to 2002. The SEC has said that it will continue to accept financial statements audited or reviewed by Arthur Andersen in compliance with applicable rules and orders issued by the SEC in March 2002 in connection therewith.

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

      The fiber optic backbone and distribution network and connecting lines include aerial and underground cable, conduit, poles and wires. These facilities are located on public streets and highways or on privately-owned land. We have permission to use these lands pursuant to consent or lease, permit, easement, or other agreements.

      We, and our subsidiaries, lease facilities for our and their administrative and sales offices, central switching offices, network nodes and warehouse space. The various leases expire in years ranging from 2004 to 2029. Most have renewal options.

      Our headquarters are located in Reston, Virginia, where we are currently leasing approximately 170,000 square feet of space. In February 2003, Dixon Properties, LLC, which is owned by Mr. Carl Icahn, acquired ownership of the building in which our headquarters is located in a transaction that was approved by the Bankruptcy Court in our Chapter 11 proceedings.

Item 3.	Legal Proceedings

      XO is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort, and employment matters, which arise in the ordinary course of business. In addition, disputes with respect to general unsecured claims and two administrative claims against XO Parent in the aggregate amount of approximately $23.0 million remain pending from the XO Parent Chapter 11 proceedings. In accordance with SFAS No. 5, “Accounting for Contingencies,” XO makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. XO believes it has adequate provisions for any such matters. XO reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, XO believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our New Common Stock began trading shortly after our Effective Date and is quoted on the OTCBB under the symbol “XOCM.OB.” According to the records of our transfer agent, we had 68 stockholders of record as of February 20, 2004. The majority of our shares that are held by non-affiliates are held in approximately 9,000 customer accounts held by brokers and other institutions on behalf of stockholders. However, we believe that the total number of non-affiliated stockholders is less than 9,000 due to stockholders with accounts at more than one brokerage. During 2002, our pre-petition stock traded on Nasdaq under the symbol “XOXO.” The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	2003		2002

	High	Low	High	Low

First Quarter	$4.00	$0.35	$0.19	$0.04
Second Quarter	$7.80	$3.90	$0.07	$0.02
Third Quarter	$8.33	$5.60	$0.08	$0.02
Fourth Quarter	$5.80	$4.97	$0.15	$0.02

      All of the 2003 over-the-counter market quotations set forth in this table reflect inter-dealer quotations, without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. Our secured Credit Facility prohibits the payment of cash dividends.

      Information pertaining to XO’s equity compensation plans is set forth in XO’s Proxy Statement, to be filed within 120 days after XO’s year end of December 31, 2003, which information is incorporated herein by reference.

Item 6.	Selected Financial Data

      Because the Plan of Reorganization was not consummated and effective until January 16, 2003, the predecessor selected consolidated financial data below as of and for the years ended December 31, 2002, 2001, 2000, and 1999 does not include the effects of the fresh start accounting provisions of SOP 90-7. The reorganized selected consolidated financial data as of and for the year ended December 31, 2003 reflects the impact of adopting fresh start and is not comparable to that of predecessor XO. Fresh start required that XO adjust the historical cost of its assets and liabilities to their fair values as determined by the reorganization value of the Company. We engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company’s assets and liabilities by determining the fair market value of its property and equipment, intangible assets and certain obligations related to its facility leases. Although the effective date of the Plan of Reorganization was January 16, 2003, due to the immateriality of the results of operations for the period between January 1, 2003 and the effective date, XO has accounted for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implemented fresh start as of that date. The accounting impact from adopting fresh start follows immediately after the selected financial data table (dollars in thousands, except share data).

	Reorganized
	XO	Predecessor XO

	Year Ended
	December 31,	Year Ended December 31,

	2003	2002	2001	2000(a)	1999

Statement of Operations Data:
Revenue	$1,110,483	$1,259,853	$1,258,567	$723,826	$274,324
Loss from operations (b)	(111,858)	(1,208,898)	(1,949,891)	(1,011,652)	(366,530)
Net loss (c)	(102,554)	(3,386,818)	(2,086,125)	(1,101,299)	(558,692)
Net loss applicable to common shares (c) (d)	(102,554)	(3,350,362)	(1,838,917)	(1,247,655)	(627,881)
Net loss per common share, basic and diluted (e)	(1.07)	(7.58)	(4.55)	(3.87)	(2.51)
Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$6,301	$17,602	$(560,877)	$(559,414)	$(349,192)
Net cash provided by (used in) investing activities	153,036	57,582	(708,598)	(1,464,495)	(1,050,344)
Net cash (used in) provided by financing activities	5,185	(6,079)	1,019,647	1,648,663	1,948,503
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$520,612	$560,983	$755,167	$1,860,963	$1,881,764
Property and equipment, net	485,984	2,780,589	3,742,577	2,794,105	1,180,021
Broadband wireless licenses and other intangibles, net (c)	109,515	984,614	2,977,575	3,912,209	1,017,817
Total assets (c)	1,265,165	4,585,496	7,930,465	9,085,375	4,597,108
Total long-term debt and accrued interest payable (f)	536,791	5,165,718	5,109,503	4,396,596	3,733,342
Redeemable preferred stock, net of issuance costs (d)	—	1,708,316	1,781,990	2,097,016	612,352
Total stockholders’ equity (deficit) (f)	380,425	(3,032,282)	297,416	1,838,401	(13,122)

(a)	The selected consolidated financial data includes the accounts and activities of Concentric Network Corporation since June 16, 2000, the date that we merged with Concentric.

(b)	In 2002, loss from operations included non-cash charges totaling $477.3 million in connection with the amendment to the terms of fiber acquisition and maintenance arrangements with Level 3 Communications, and the return of previously acquired intercity fiber in connection therewith. In 2001, loss from operations included restructuring charges totaling $509.2 million associated with the restructuring of certain aspects of our business operations. Loss from operations in 1999 included restructuring charges totaling $30.9 million associated with relocating our Bellevue, Washington headquarters to Reston, Virginia.

(c)	In 2003, net loss included a $33.5 million gain on investment sales. In 2002, net loss and total assets reflects a $1,876.6 million impairment charge to write-off all of our goodwill as a cumulative effect of accounting change, pursuant to SFAS No. 142. In 2001, net loss included a gain of $345.0 million resulting from the repurchase of certain of our senior notes. In 2000, net loss included a $225.1 million net gain from the sale of an equity investment.

(d)	The comparability of net loss applicable to common shares is impacted by the transactions discussed in c. above. In 2001, net loss applicable to common shares includes a gain of $376.9 million resulting from the repurchase of certain of our preferred stock.

(e)	The net loss per share data for the years ended December 31, 2002, 2001, 2000, and 1999 has been calculated based on the shares outstanding of our class A and class B common stock prior to the consummation of our Plan of Reorganization. Effective January 16, 2003, the effective date of the Plan of Reorganization, all interests in our class A and class B common stock were terminated and all outstanding shares were cancelled. For further discussion of our Plan of Reorganization, see “Business — Our Reorganization”. The net loss per share data for the years ended December 31, 2000 and 1999 has been adjusted for the splits of our class A and class B common stock effected in 2000.

(f)	In January 2004, we completed a rights offering as part of our Plan of Reorganization. An aggregate of 39.7 million shares were issued in the offering, yielding net proceeds of $197.6 million. These proceeds were used to pay down our long-term debt and accrued interest payable.

Fresh start accounting adjustments

      A reconciliation of the adjustments recorded in connection with our reorganization and the adoption of fresh start is presented below (dollars in thousands):

	Predecessor XO			Fresh Start		Reorganized XO
	December 31, 2002	Reorganization		Adjustments (d)		January 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$314,038	$—		$—		$314,038
Marketable securities	246,945	—		—		246,945
Accounts receivable, net	116,541	—		—		116,541
Other current assets	83,480	—		(48,288)		35,192

Total current assets	761,004	—		(48,288)		712,716
Property and equipment, net	2,780,589	—		(2,304,001)		476,588
Broadband wireless licenses and other intangibles, net	984,614	—		(848,936)		135,678
Other assets, net	59,289	—		(36,181)		23,108

Total assets	$4,585,496	$—		$(3,237,406)		$1,348,090

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$63,729	$—		$3,539		$67,268
Accrued liabilities	266,102	—		(30,910)		235,192
Current liabilities subject to compromise	5,497,207	(5,466,667	)(a)	(30,540)		—

Total current liabilities	5,827,038	(5,466,667)		(57,911)		302,460
Long-term debt	—	500,000	(b)	—		500,000
Other long-term liabilities	75,242	—		(4,612)		70,630
Long-term liabilities subject to compromise	7,182	—		(7,182)		—

Total liabilities	5,909,462	(4,966,667)		(69,705)		873,090
Predecessor XO redeemable preferred stock — subject to compromise	1,708,316	(1,708,316	)(a)	—		—
Stockholders’ (deficit) equity:
Predecessor XO common stock	4,628,139	—		(4,628,139)		—
Reorganized XO common stock and warrants	—	475,000	(c)	—		475,000
Deferred compensation	(8,500)	—		8,500		—
Accumulated other comprehensive income	2,512	—		(2,512)		—
Accumulated deficit	(7,654,433)	6,199,983	(e)	1,454,450		—

Total stockholders’ (deficit) equity	(3,032,282)	6,674,983		(3,167,701	)(e)	475,000

Total liabilities and stockholders’ (deficit) equity	$4,585,496	$—		$(3,237,406)		$1,348,090

(a)	To record the discharge of pre-petition indebtedness, including a $1.0 billion credit facility, $4.2 billion of senior and convertible subordinated notes, $245.2 million of accrued interest, and the elimination of $1.7 billion of pre-petition redeemable preferred stock and accrued dividends, all in accordance with the Plan of Reorganization.

(b)	To record the outstanding principal under the Credit Agreement, in accordance with the Plan of Reorganization.

(c)	To record the issuance of 95.0 million shares of New Common Stock and warrants in accordance with the Plan of Reorganization. Participation in the Rights Offering was recorded in the first quarter of 2004.

(d)	To adjust the carrying value of assets, liabilities and stockholders’ equity to fair value.

(e)	Net reorganization gain on January 1, 2003 consisted of the following (dollars in thousands):

Net gain resulting from reorganization of debt, preferred stock and equity	$6,199,983
Net loss resulting from fresh start fair value adjustments to assets and liabilities	(3,167,701)

Total reorganization gain, net	$3,032,282

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of Our Business

          State of the Telecommunications Industry

      In general, growth in the telecommunications industry has been sluggish for the past three years. Demand for some services, such as wireless and integrated product offerings have increased, but for many other products and services price compression and lower demand have resulted in year over year revenue declines for many telecommunication companies. The weakened US economy caused our industry to experience:

•	Reduced new customer demand and/or reductions in existing customer services,

•	High number of bankruptcies in the telecommunications industry and the economy in general,

•	Continued competitive pressures, including price cutting in some product lines,

•	Reduced FCC mandated rates.

      The telecommunications industry annual revenues peaked for wireline services in 2000 at $228 billion, and are estimated to be approximately $196 billion in 2003. Associated lines have declined from 193 million in 2000 to an estimated 187 million in 2003.

      As a result of over-investment, increased debt-loads, and financial downturn, the telecommunications industry saw record numbers of bankruptcies in 2001 and 2002. Some companies survived and emerged with much smaller debt loads, while others were liquidated.

      We were one of the companies that successfully emerged from bankruptcy at the beginning of 2003 with a much smaller debt load. We believe that our revenue decline from 2002 to 2003 is consistent with that of other competitive local exchange carriers. In addition to the loss of customers and related revenues, excess capacity and competitive pricing pressures caused us to reduce prices when selling certain long distance voice services. Excess long haul capacity has not, however, caused similar pricing pressures when selling other services. There has also been an increasing displacement of basic wireline services due to growth in wireless phone usage. This trend is expected to increase in 2004.

          Business Overview

      We provide a comprehensive array of voice and data communications services to business customers. These services are offered to a variety of customers, including small, middle-market and large commercial businesses, and carrier or wholesale customers in over 70 U.S. markets. Our voice services include local and long distance services, both bundled and standalone, other voice-related services such as conferencing, calling card, domestic and international toll free services, advanced directory services, Hosted IVR and transactions processing services for prepaid calling cards. Our data services include Internet access, including Dedicated Internet Access, DSL and dial access, private data networking, including Ethernet service, Wavelength service, MultiTransport Networking Service and managed security solutions including Virtual Private Network and firewall services, and web hosting services. We also combine many of these services in flat rate service packages.

          Key Performance Indicators

      Management uses various key performance indicators or KPIs to assess operational effectiveness in certain areas. These include:

•	Sales activity — This KPI tracks the dollar value of sales bookings and quota attainment per sales representative. Management reviews this metric to assess the effectiveness of our sales force, and to track the sales backlog to be installed.

•	Customer attrition or churn — This KPI tracks the financial impact of customer attrition, or churn, in comparison to new sales. Management reviews this KPI to judge the effectiveness of operational measures intended to promote customer satisfaction with our services, and the net impact on revenue.

•	Number and average dollar of customer orders processed — This KPI tracks the quantity and size of customer installations, changes or disconnects that we have processed in a particular period.

          System Conversions

      As noted in the liquidity section below, we are investing significant capital into the continued development and implementation of our information systems to support and enhance the provisioning and billing of new and existing customers. There are four major components to our customer management and billing systems: (i) sales ordering and customer management (sometimes referred to as CRM); (ii) provisioning support system; (iii) billing systems; and (iv) integration of the above systems. Integration is the ability to automate the flow of information between systems, resulting in fewer errors, reduced intervals and lower headcount costs to order, install and manage the customer base. We installed the provisioning system in 2003. In early 2004, we installed a new CRM system. We expect to install a new billing system in 2004 and complete an integration release to provisioning in the second quarter of 2004, and an integration release to billing in the third quarter of 2004. If we are successful at implementing these systems we will experience operating efficiencies starting in the second half of 2004 and into 2005.

Our Chapter 11 Reorganization

          The Reorganization Proceedings

      On January 16, 2003, XO Parent consummated its Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. The consummation of the Plan of Reorganization resulted in the following changes in XO Parent’s capital structure:

•	The conversion of $1.0 billion of loans under our pre-petition secured credit facility into $500.0 million of outstanding principal amount under an amended and restated credit agreement;

•	The extinguishment of all amounts due under our pre-petition unsecured senior and subordinated notes and certain general unsecured obligations;

•	The cancellation of all outstanding shares and interests in our pre-petition preferred stock and pre-petition common stock; and

•	The issuance of approximately 95.0 million shares of new common stock in reorganized XO and warrants to purchase up to an additional 23.75 million shares of new common stock of reorganized XO.

      The following table shows the distribution each party of interest impacted by XO Parent’s bankruptcy was entitled to. As certain claims are still being reviewed by the Bankruptcy Court, certain proportional distributions have not yet been made and can not occur until the court rules (dollars in thousands, except share data).

	Shares of New	Series A	Series B	Series C
Party of Interest	Common Stock	Warrants	Warrants	Warrants	Credit Facility	Cash

$1 Billion senior secured credit facility	90,250,001	—	—	—	$500,000	$—
Senior unsecured notes	4,715,344	9,430,689	7,073,015	7,073,015	—	1,600
Subordinated notes	—	—	—	—	—	616
General unsecured creditors	34,656	69,309	51,980	51,980	—	403

Total entitlement	95,000,001	9,499,998	7,124,995	7,124,995	$500,000	$2,619

Not yet distributed	1,230,638	2,461,743	1,846,151	1,846,151	$—	$1,612

Total issued or paid	93,769,363	7,038,255	5,278,844	5,278,844	$500,000	$1,007

      See Notes 13 and 14 in Part IV for additional disclosure on our equity and debt instruments.

      As part of our Plan of Reorganization, we agreed to initiate a Rights Offering that allowed certain holders of claims and interests in XO Parent as of the November 15, 2002 record date to subscribe for up to 40.0 million shares of New Common Stack at $5.00 per share. The Rights Offering closed on January 5, 2004. An aggregate of 39.7 million shares were issued, yielding net proceeds of $197.6 million. We used the proceeds from the Rights Offering to pay down our Credit Facility to $339.2 million in January 2004.

          Interests Held by Entities Controlled by Mr. Carl C. Icahn

      Various entities controlled by Mr. Icahn hold the following interests in reorganized XO:

Series A, B and C
	Common Stock	Warrants	Credit Facility

At December 31, 2003	Greater than 80%	Greater than 40%	Greater than 90%
At January 31, 2004	Greater than 60%	Greater than 40%	Greater than 90%

      In addition entities controlled by Mr. Icahn have acquired an option to purchase 6.25 million additional shares of common stock from Franklin Mutual Advisors, LLC at a strike price of $4.25 per share which expires June 21, 2004. After closing our rights offering in January 2004, Mr. Icahn’s ownership interest in our outstanding common stock was reduced to over 60%.

      As a result of this majority ownership position, Mr. Icahn can elect all of our directors, appoint the members of the committees of our Board of Directors, appoint key members of our executive management team, and appoint our auditors. Currently, Mr. Icahn is Chairman of the Board of Directors and three employees of Icahn Associates sit on our Board of Directors as well as various Committees of our Board of Directors. Under applicable law and our Certificate of Incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of our voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all our assets, and amendments to our Certificate of Incorporation and by-laws. We anticipate that Mr. Icahn will continue to control a majority of our outstanding capital stock following the issuance of XO Parent shares in connection with our acquisition of Allegiance assets and consequently will continue to have these governance rights.

Liquidity and Capital Resources

          Capital Resources and Liquidity Assessment

      Our operating, investing and financing activities during 2003 provided net cash of $6.3 million, $153.0 million and $5.2 million, respectively. Cash and cash equivalents increased to $478.6 million at December 31, 2003 from $314.0 million at December 31, 2002. However, our balance of cash and marketable securities decreased to $520.6 million at December 31, 2003 from $561.0 million at December 31, 2002. As discussed further in Item I, “Business”, we expect that, in the near term, our business will use existing cash of approximately $311.0 million in cash and that we will issue approximately 45.4 million shares of our New Common Stock to acquire Allegiance’s assets. In addition, we will use cash for capital expenditures and net working capital requirements. We expect that the majority of our planned capital expenditure requirements will be “success-based” in that they will be used to purchase and install customer-related equipment and electronics in connection with growing revenue by adding new customers or increasing the amount of services provided to existing customers. Much of the non-success based planned capital expenditures will be for the continued development and implementation of our information systems to support and enhance the provisioning and billing of new and existing customers in a more cost efficient manner. Part of our net working capital requirements are commitments under lease and contractual obligations for software licenses and ongoing support of software for IT and network applications and are disclosed in the table below.

      There are no additional borrowings available under our Credit Facility. We raised net proceeds of $197.6 million in January 2004 upon the consummation of our Rights Offering, and applied these proceeds to the outstanding balance on the credit facility, reducing the amount outstanding from $536.8 million as of December 31, 2003 to $339.2 million. We have no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions of the principal amount outstanding under the Credit Facility do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25 million, at the request of the lender, XO will pay an amount equal to 50% of such excess cash flow greater than $25 million toward the reduction of outstanding indebtedness. In addition, if the ratio of our consolidated earnings before interest, taxes depreciation and amortization for the four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders.

      The following table summarizes our payment obligations under various operating and financing agreements as of December 31, 2003 (dollars in thousands):

			Other
		Operating	long-term
	Credit	lease	contractual	Capital lease	Total
Year Ending December 31,	Facility	obligations	obligations	obligations	obligations

2004	$—	$60,623	$53,974	$2,809	$117,406
2005	—	57,974	33,768	2,668	94,410
2006	—	53,269	24,484	2,416	80,169
2007	—	49,159	23,451	1,733	74,343
2008	—	38,823	23,048	277	62,148
Thereafter	536,791	188,084	96,811	—	821,686

Total minimum commitments	$536,791	$447,932	$255,536	$9,903	$1,250,162

      We used the proceeds from the Rights Offering to pay down our Credit Facility to $339.2 million in January 2004. As discussed in Part I, Item 1, Business, we lease wavelength capacity from Level 3 for intercity network capacity. The first of these leases expires in 2006. At that time, we will either renew these leased wavelengths or install our own optical equipment and light our intercity fiber network, either of which will be a substantial capital expenditure.

      We expect that our current cash balance will be sufficient to fund our acquisition of Allegiance, net working capital and capital expenditure requirements and allow us to successfully execute our current business plan. However, if we are unsuccessful at integrating the assets acquired from Allegiance in a timely and/or cost effective manner, this expectation could be incorrect and cause us to issue additional equity and/or debt securities. Additionally, current economic conditions of the telecommunications industry may create opportunities for XO to bid on other companies or portions of companies at attractive prices. We expect to continue to pursue the acquisition of additional telecommunication companies or assets throughout 2004. We do not know what the terms of any such transactions would be. Any other offers involving cash consideration could significantly and adversely affect our liquidity. To support further business expansion, including investments in or acquisitions of other companies or portion of other companies, we may issue additional equity and/or debt securities.

Other 2003 Transactions and Developments

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

Comparison of Financial Results

      As a consequence of the Chapter 11 reorganization, the financial results for the year ended December 31, 2003 have been separately presented under the label “Reorganized XO” and are not comparable with prior year results. The reorganized Company has adopted the policy of expensing customer installation costs and internal labor directly associated with network construction in the period in which the costs are incurred. The predecessor Company capitalized and amortized these costs. In accordance with SOP 90-7, the reorganized Company was required to implement newly issued accounting pronouncements that would require adoption within twelve months of applying fresh start.

      The operational results for the year ended December 31, 2003 are discussed below. The projected trends are for XO operations as we exit 2003, and do not include the impact of any revenue or cost synergies from the Allegiance acquisition, or any other acquisitions that might occur in 2004.

Reorganized XO Year Ended December 31, 2003 Compared to Predecessor XO Year Ended December 31, 2002

      Revenue. Total revenue for the year ending December 31, 2003 decreased 11.8% to $1,110.5 million from $1,259.9 million for the year ending December 31, 2002. Customer churn, of approximately 2.4% in 2003, exceeded acquisition revenue particularly in the carrier, stand alone, DSL and dial-up customer base. The majority of this decline is driven by major reductions in the carrier revenue stream due to bankruptcies, downsizing network requirements, as well as competitive pricing pressures. Additionally, year-over-year revenue decreased in ancillary stand alone products such as Dial Up and DSL Internet access, and Hosting due to XO focusing on more profitable offerings. The commercial offerings to middle market businesses, however, remained relatively stable as revenue acquisition kept pace with attrition.

      We anticipate that the negative trends within the carrier revenue stream will stabilize during the first half of 2004 as customer churn improved during 2003 from 2.6% during the first three quarters of 2003 to 1.9% during the fourth quarter of 2003. Therefore, XO estimates that the first half of 2004 revenue will be relatively consistent with the fourth quarter 2003 exit run rate. Additionally, we estimate that sequential year-over-year, 2003 revenue versus 2004, should remain relatively constant.

      Revenue was earned from providing the following services (dollars in thousands):

	Reorganized XO		Predecessor XO

	Year Ended		Year Ended
	December 31,		December 31,

		% of 2003		% of 2002
	2003	Revenue	2002	Revenue	% Change

Voice services	$572,774	51.6%	$659,558	52.3%	(13.2%)
Data services	392,742	35.4%	472,247	37.5%	(16.8%)
Integrated voice and data services	144,967	13.0%	128,048	10.2%	13.2%

Total revenue	$1,110,483	100.0%	$1,259,853	100.0%	(11.8%)

      Voice services revenue includes revenue from local and long distance voice services, prepaid calling card processing, and other voice telecommunications based services, interactive voice response services and stand-alone long distance services. Voice services revenue for the year ended December 31, 2003 decreased to $572.8 million from $659.6 million for the same period of 2002. The decrease is attributable to reduced FCC mandated rates, price reductions in long distance services due to reduced cost of service due to technological improvements, and customer disconnects and usage reductions arising from customers’ downsizing due to the state of the domestic economy.

      Data services revenue includes revenue from Internet access, network access and web applications hosting services. Data services revenue for the year ended December 31, 2003 decreased to $392.7 million from $472.2 million for the same period of 2002. The decline was attributable to an increase in customer bankruptcies, and customer disconnects, and a lower demand from large customers due to reductions in those customers’ data capacity needs.

      Integrated voice and data services revenue is generated largely from our XOptions service offerings, a flat-rate bundled package offering a combination of voice and data services. Integrated voice and data services revenue for the year ended December 31, 2003 increased to $145.0 million from $128.0 million for the same period in 2002. The increase is due to the continued acceptance in the marketplace of our XOptions service offering.

      Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Reorganized XO		Predecessor XO

	Year Ended		Year Ended
	December 31,		December 31,

		% of 2003		% of 2002
	2003	Revenue	2002	Revenue	% Change

Costs and expenses:
Cost of service	$422,129	38.0%	$522,924	41.5%	(19.3%)
Selling, operating and general	679,286	61.2%	765,853	60.8%	(11.3%)
Depreciation and amortization	109,308	9.9%	699,806	55.5%	(84.4%)
Restructuring and asset write-downs	11,618	1.1%	480,168	38.1%	(97.6%)

Total	$1,222,341		$2,468,751		(50.5%)

      Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service for the year ended December 31, 2003 decreased in absolute dollars and as a percentage of revenue compared to the same period in 2002. The year over year decline as a percentage of revenue was due primarily to cost optimization programs which reduced expenses by transferring traffic from third party facilities onto our owned or controlled facilities, and favorable resolutions of disputed third party costs. The decline was partially offset by our adoption of an accounting policy during the first quarter of 2003, to expense rather than defer costs associated with the installation of customer services and the revenue reductions in carrier long-distance services due to the excess long haul capacity in the sector.

      We estimate that cost of service as a percentage of revenue will increase slightly when compared to 2003 results due to the loss of higher margin private line carrier revenue. It may also fluctuate quarter-to-quarter based on trends in revenue, product mix, the impact of customer bankruptcies, regulatory decisions and our ability to continue favorable resolution of third party billing disputes.

      Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense for the year ended December 31, 2003 was $679.3 million or 61.2% of revenue versus $765.9 million or 60.8% of revenue for the year ended December 31, 2002. Selling, operating and general expense decreased in absolute dollars due to our reorganization that resulted in reduced headcount, contract rejections and renegotiations, and fair value adjustments to our long term contractual commitments and property as required by fresh start accounting which resulted in expense reductions in various contracted services, rent and property taxes. These reductions were partially offset by our adoption of the policy of expensing internal labor costs directly associated with customer installation and the construction of our network. The increase in selling, operating and general expense as a percentage of revenue for the year ended December 31, 2003 when compared to 2002 results is due to the large reduction of revenues due to bankruptcies and price declines discussed above, with no associated offsetting direct expense reduction.

      We expect selling, operating and general expense to decrease in absolute dollars and to remain relatively stable as a percentage of revenue in the near term. With the headcount reduction in early 2003 and management’s focus on selling larger dollar, more profitable services, we are projecting that selling, operating, and general expenses as a percentage of revenue will decrease as a percentage or revenue in the second half of 2004. We further believe that the Allegiance acquisition will contribute to this trend.

      Depreciation and amortization. As discussed above, we implemented fresh start on January 1, 2003 and adjusted the carrying value of our property and equipment and other intangibles to their fair value which resulted in a significant reduction of the aggregate historical carrying value. Consequently, depreciation and amortization expense decreased to $109.3 million for the year ended December 31, 2003, versus $699.8 million for the year ended December 31, 2002.

      We expect depreciation and amortization expense during 2004 to increase slightly as additional assets are placed into service. As of December 31, 2003, we had approximately $80.0 million of construction-in-progress plus $23.5 million of broadband wireless licenses that have not yet been placed into service and, accordingly, are not currently being depreciated or amortized.

      Restructuring and asset write-downs. Restructuring and asset write-downs decreased to $11.6 million for the year ended December 31, 2003 from $480.2 million for the year ended December 31, 2002. Restructuring charges in 2003 include costs for a reduction in our workforce by approximately 550 employees, primarily employed in network operations, sales and marketing and information technology and estimated losses associated with restructured leases.

      The 2002 restructuring charges primarily include a $477.3 million non-cash asset write-down during the third quarter of 2002 as a result of returning intercity assets to Level 3 in exchange for reduced future maintenance expenses beginning in 2003.

      Investment income (loss), net. Investment income (loss), net includes interest income as well as any realized gains or losses from the sale of investments. Investment income (loss), net was a gain of $46.2 million for 2003 and a gain of $16.3 million in 2002. The 2003 balance is primarily for a gain on the sale of an investment.

      Interest expense, net. Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized for construction efforts. The majority of interest expense in 2003 is non-cash as the Credit Facility allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the years ended December 31, 2003 and 2002 was $36.8 million and $226.5 million, respectively. During 2003 and 2002, XO capitalized interest on construction costs of $3.0 million and $11.1 million, respectively. Contractual interest was $501.1 million for the year ended December 31, 2002. The significant reduction for 2003 was caused by the cancellation of our pre-petition senior notes and pre-petition convertible subordinated notes and the reduction in the amount outstanding under our Credit Facility upon consummation of our Plan of Reorganization. We expect interest expense to decline further in 2004 due to the pay down of the Credit Facility with the proceeds of the Rights Offering in January 2004.

Predecessor XO Year Ended December 31, 2002 Compared to Predecessor XO Year Ended December 31, 2001

      Revenue. Total revenue in 2002 of $1,259.9 million was consistent with total revenue in 2001 of $1,258.6 million. The weakened economy and the perceived uncertainties in the market regarding XO Parent’s Chapter 11 proceedings had a negative impact on our ability to generate new sources of revenue. Consequently, we were not able to maintain the level of growth that we had historically achieved. We experienced a high level of customer disconnects in 2002 due to reduced demand from other telecommunications companies and increased customer bankruptcies in the telecommunications and dot-com industries.

      Revenue was earned from providing the following services (dollars in thousands):

	Predecessor XO

	Year Ended December 31,

		% of 2002		% of 2001
	2002	Revenue	2001	Revenue	% Change

Voice services	$659,558	52.3%	$609,885	48.4%	8.0%
Data services	472,247	37.5%	596,664	47.5%	(20.9%)
Integrated voice and data services	128,048	10.2%	52,018	4.1%	146.2%

Total revenue	$1,259,853	100.0%	$1,258,567	100.0%	0.1%

      Voice services revenue includes revenue from bundled local and long distance voice services, prepaid calling card processing, and other voice communications based services, interactive voice response services and stand-alone long distance services. Voice services revenue in 2002 increased to $659.6 million from $609.9 million in 2001. The increase was primarily due to more sales to larger business customers, including the impact of the rollout of our carrier long distance service.

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

      Integrated voice and data services revenue is generated largely from our XOptions service offerings, a flat-rate bundled package offering a combination of voice and data services. Integrated voice and data services revenue in 2002 increased to $128.0 million from $52.0 million in 2001. The increase is primarily attributed to an increase in the number of customers to whom we provide X Options service.

      Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Predecessor XO

	Year Ended December 31,

		% of 2002		% of 2001
	2002	Revenue	2001	Revenue	% Change

Costs and expenses:
Cost of service	$522,924	41.5%	$527,698	41.9%	(0.9%)
Selling, operating and general	765,853	60.8%	1,008,887	80.2%	(24.2%)
Depreciation and amortization	699,806	55.5%	1,162,671	92.4%	(39.8%)
Restructuring and asset write-downs	480,168	38.1%	509,202	40.5%	(5.7%)

Total	$2,468,751		$3,208,458		(23.1%)

      Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. Cost of service in 2002 was $522.9 million or 41.5% of revenue compared to $527.7 million or 41.9% of revenue in 2001. The 2002 decline was due primarily to cost optimization programs to reduce expenses by transferring traffic from leased facilities onto facilities owned or controlled by us. These cost reductions were offset, to some extent, by increased costs of service that were attributable to the increase in voice and integrated services revenue as a percentage of our total revenue. These revenues generally carry lower margins when compared to data services because voice and integrated services are more likely to utilize leased versus owned network facilities to terminate calls.

      Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, general corporate office functions and expenses relating to collection risks. Selling, operating and general expense in 2002 was $765.9 million compared to $1,008.9 million in 2001. Selling, operating and general expense decreased both in absolute dollars and as a percentage of revenue in 2002 when compared to 2001 due to efficiencies resulting from the centralization of and process improvements in many functions and cost reduction and restructuring initiatives that included significant headcount reductions and savings from the planned exit of certain leased facilities, as well as the February 2002 sale of our European operations.

      Depreciation and amortization. We have constructed an integrated facilities-based network in the United States. Primarily in late 2001 and early 2002, we expanded our services in existing markets, placed more assets into service, and increased our obsolescence expense, all of which caused depreciation expense to increase to $598.5 million in 2002 from $447.0 million in 2001. In 2003, in conjunction with our implementation of fresh start accounting, we adjusted the carrying value of our property and equipment to its estimated fair value of $502.2 million from a net carrying value of $2,780.6 million at December 31, 2002. Accordingly, depreciation expense has decreased significantly during 2003 and in future periods when compared to depreciation expense for periods prior to the effective date of the Plan of Reorganization.

      Amortization expense includes the amortization of broadband wireless licenses and other intangibles assets with definite lives and, for 2001, also includes the amortization of goodwill. Amortization expense decreased to $101.3 million in 2002 from $715.7 million in 2001. The significant decrease is primarily due to our implementation of SFAS No. 142 and the resulting write-off of all our goodwill as of January 1, 2002. In conjunction with our implementation of fresh start accounting in 2003, we reduced the $911.8 million December 31, 2002 carrying value of our broadband wireless licenses to their estimated fair value of approximately $60.0 million, and increase the $72.8 million December 31, 2002 net carrying value of other intangible assets to their estimated fair value of approximately $76.0 million. Accordingly, amortization expense decreased in 2003 and in future periods when compared to amortization expense for periods prior to the effective date of the Plan of Reorganization.

      As of December 31, 2002, our balance sheet reflected approximately $731.0 million of long-lived assets, including construction-in-progress and certain broadband wireless licenses that had not been placed into service and, accordingly, were not being depreciated or amortized. As discussed above, these long-lived assets were written down to their estimated fair values when we applied fresh start accounting during the first quarter of 2003.

      Restructuring and asset write-downs. Restructuring and asset write-downs were $480.2 million in 2002 and $509.2 million in 2001. During 2001, restructuring charges primarily related to the implementation of our plan to restructure certain of our business operations. The restructuring plan included divesting certain assets and businesses, and reducing our discretionary spending, capital expenditures and workforce, based on our assessment of current and future market conditions. The 2001 restructuring charges include a $366.8 million write-down for the excess of carrying value of assets to be sold or abandoned, including our European business unit, and a $134.4 million restructuring charge relating to the consolidation and exiting of domestic facility leases, which was determined based on the future minimum rent commitments for the buildings that management intended to exit less estimated sublease rental streams. The 2001 restructuring charges also included an $8.0 million restructuring charge related to involuntary termination severance costs with respect to 700 persons whose employment was terminated in connection with a workforce reduction, the majority of whom were terminated by December 31, 2001.

      During 2002, we continued to restructure our operations and reduced our workforce by approximately 350 additional employees, the majority of whom were employed in network operations, sales and marketing and information technology, and recorded a $2.9 million restructuring charge related to the involuntary termination severance costs. In addition, we recorded a $477.3 million non-cash asset write-down during the third quarter of 2002 as a result of returning intercity assets to Level 3 in exchange for reduced future maintenance expenses beginning in 2003.

      Investment income (loss), net. Investment income (loss), net in 2002 was net income of $16.3 million versus a net loss of $15.8 million in 2001. Investment income, net is mostly interest income in 2002 while the 2001 net (loss) includes an $89.0 million write down for an other than temporary decline in the value of certain investments.

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

      Gain on repurchase of debt. Gain on repurchase of debt in 2001 was $345.0 million related to our repurchase of $557.1 million of senior notes at a substantial discount from their respective face values.

      Reorganization gain (expense), net. Reorganization gain, net of $3,032.3 million at January 1, 2003 include gains from our debt and preferred stock cancellations upon our emergence from bankruptcy less the loss recorded in adjusting our long-term assets and liabilities to fair value upon our application of the fresh start accounting required by SOP 90-7. Reorganization expense in 2002 was $91.1 million and included the (i) non-cash charges relating to the write off of issuance costs, discounts and purchase accounting adjustments to adjust the historical carrying amounts of our debt to the allowed claim amount by the Bankruptcy Court, (ii) professional fees associated with our Plan of Reorganization, (iii) the penalties from the rejection of contracts, (iv) adjustments to unpaid pre-petition accounts payable and accrued expenses to the claim amounts allowed by the bankruptcy court, and (v) the net gain resulting from payments received by XO Parent in connection with the settlement and termination of the proposed investment transaction that was the basis for the first restructuring alternative contemplated by the Plan of Reorganization, less amounts paid to settle certain stockholder claims.

      Cumulative effect of accounting change. We performed the transitional impairment tests of goodwill as required by SFAS No. 142 as of January 1, 2002. Based on these tests, we recorded a $1,876.6 million impairment charge to write-off all of our goodwill as a cumulative effect of accounting change during the first quarter of 2002.

      Recognition of preferred stock modification fee, net — reorganization item. In order to adjust the historical carrying amount of our preferred stock to the amount allowed by the Bankruptcy Court, we recognized the unamortized balance of a deferred modification fee with respect to our preferred stock as of the petition date and wrote off certain unamortized issuance costs and recognized certain purchase accounting adjustments related to the preferred stock which netted a $78.7 million gain during 2002.

      Gain on repurchases of preferred stock, net. In 2001, we recorded a net gain totaling $376.9 million related to our repurchase of $472.6 million in liquidation preference of our preferred stock at a substantial discount from the respective carrying amounts.

      Preferred stock dividends and accretion of preferred stock redemption obligation, net. As our preferred stock was deemed subject to compromise under SOP 90-7, we ceased accruing dividends and accreting the redemption obligation on all of our outstanding preferred stock as of our petition date. As a result, we recorded $42.2 million of preferred stock dividends during 2002 as compared to $129.7 million in such dividends in 2001. The contractual dividend amount of $98.8 million reflected on the accompanying consolidated statement of operations represents the dividends that would have been accrued under the terms of our preferred stock had we not ceased accruing such dividends as described above.

Critical Accounting Policies and Estimates

      As of January 1, 2003, we adopted the policy of expensing customer installation costs and internal labor directly associated with network construction in the period in which the costs are incurred as this labor effort is not specific to any large segregated project, but rather to ordinary course business operations. During 2002 we capitalized and amortized these costs. During 2002, the net decrease to cost of sales and to selling, operating and general expenses as a result of capitalization and amortizing these costs was approximately $14.3 million and $9.5 million, respectively.

      The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. Management believes the following critical accounting policies represent the more significant judgments and estimates used in the preparation of our audited consolidated financial statements included in this form 10-K.

          Fresh-Start Adjustments

      Fresh start required that XO adjust the historical cost of its assets and liabilities to their fair values as determined by the reorganization value of the Company. Fresh start requires that the reorganization value be allocated to the entity’s net assets in conformity with procedures specified by SFAS No. 141, “Business Combinations,” (“SFAS No. 141”). We engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company’s assets and liabilities by determining the fair market value of its property and equipment, intangible assets and certain obligations related to its facility leases. Many estimates, projections and assumptions are used to assess the fair value of long term assets and liabilities. We review these estimates quarterly to determine if actual results are consistent with our assumptions. Any adjustments are recorded in the quarterly results. The accounting impact from adopting fresh start is included in Part II, Item 6, Selected Financial Data.

          Long-Lived Assets

      Our long-lived assets include property and equipment, broadband wireless licenses, and identifiable intangible assets to be held and used. The estimated useful lives of telecommunications networks and acquired bandwidth are 3 to 20 years and 5 to 7 years for furniture fixtures, equipment and other. These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. This latter assessment is significant because we operate within an industry in which new technological changes could render some or all of our network related equipment obsolete requiring application of a shorter useful life or, in certain circumstances, a write-off of the entire value of the asset. Accordingly, in making this assessment, we consider our planned use of the assets, the views of experts both from internal and outside sources regarding the impact of technological advances and trends in the industry on the value and useful lives of our network assets.

      Investments in broadband wireless licenses acquired prior to December 31, 2002 were recorded at their fair values at January 1, 2003, as required by fresh start. We are amortizing these over the license period of 10 years as determined by the Federal Communications Commission. In order to receive an extension on the original license term from the FCC, we are required to show substantial service in the license area within ten years of being licensed. Failure to meet this requirement could result in forfeiture of the license. Approximately $23.5 million in book value of these licenses have not yet been placed into service. Had these licenses been in service during all of 2003, amortization expense would have increased by approximately $4.4 million. If we fail to show substantial service in the licensed geographic area at the end of the original ten year period and fail to negotiate an extension from the FCC, we would forfeit the right to offer such services in that market, and write-off the impaired asset. XO is evaluating recent improvements in the price and performance of broadband wireless equipment, and is developing a plan to meet the FCC’s substantial service test in all its licensed areas before the licenses are due for renewal proceedings.

          Revenue Recognition

      Revenues from telecommunications services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs. For example, if a customer files for protection under bankruptcy, we believe the probability of collection is weakened. Consequently, under such circumstances, although we continue to bill the customer for all services provided, we do not recognize revenue until cash is received. In addition, telecommunications customers often dispute the amounts that we invoice them due to regulatory issues, late payment fees, and early termination charges based on differences of opinion regarding contract terms or service levels. Accordingly, as these billings are not considered fixed and determinable and collection of such amounts is not considered probable while these amounts are disputed, revenue recognition is deferred until the dispute is resolved and the cash is collected.

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

      We establish an allowance for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expenses. We assess the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We can and have experienced material changes to our reserve requirements on a month to month basis as significant customers have in the past unexpectedly filed for bankruptcy or otherwise became insolvent. We believe that our established valuation allowances were adequate as of December 31, 2003. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known.

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

Off-Balance Sheet Arrangements

      We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.

Recent Accounting Pronouncements Implemented in 2003

      In June 2001, the Financial Accounting Standards Board, issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”), which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which a legal or contractual removal obligation is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, SFAS No. 143 requires the liability to be recognized when a reasonable estimate of the fair value can be made. As required by SOP 90-7, we implemented SFAS No. 143 on January 1, 2003, in conjunction with the implementation of fresh start and recorded an estimated asset retirement obligation of $12.0 million.

      Effective January 1, 2003, we adopted SFAS No. 145, “Rescission of the Financial Accounting Standards Board Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”, which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Upon adopting SFAS No. 145, the Company reclassified a 2001 $345.0 million gain from debt repurchases from extraordinary to recurring.

      Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon managements’ commitment to an exit plan, which is generally before an actual liability has been incurred. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. As discussed and disclosed in Note 5, SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28. As allowed by SFAS No. 148, we have chosen to continue to account for compensation cost associated with our employee stock plans in accordance with the intrinsic value method prescribed by APB No. 25.

      In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,”, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,”, which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“FIN 46”). FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51”. The decision reached included a deferral of the effective date and provisions for additional scope exception for certain type of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for period ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not believe that the adoption of FIN 46R will have any effect on the Company’s consolidated financial statements.

      In November 2002, the FASB’s Emerging Issues Task Force reached a final consensus on Issue No. 00-21. “Accounting for Revenue arrangements with Multiple Deliverables”, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under the EITF 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The adoption of EITF 00-21 did not have a material effect on the Company’s consolidated financial statements.

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      As of December 31, 2003, our Credit Facility was comprised of $529.9 million in secured loans and $6.9 million of accrued interest. We raised net proceeds of $197.6 million in January 2004, and applied these proceeds to the outstanding balance of the Credit Facility, reducing the total amount outstanding from $536.8 million to $339.2 million. Currently, we do not pay cash interest on the Credit Facility and accrued interest converts to principal ratably throughout the loan period. As interest accrues at variable rates, our Credit Facility subjects us to interest rate risks. Interest rate risk as of December 31, 2003 is illustrated in the following table (dollars in millions).

	Annual Interest Expense Given an			No Change	Annual Interest Expense Given
	Interest Rate decrease of			in Interest	an Interest Rate increase of
	X Basis Points			Rates	X Basis Points

Interest Rate Risk	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS

Credit Facility	$20.6	$22.3	$24.0	$25.7	$27.4	$29.1	$30.8

      The sensitivity analysis provides only a limited, point in time view of the market risk sensitivity of the loans under our Credit Facility. The actual impact of market interest rate changes may differ significantly from those shown in the above sensitivity analysis.

      Marketable securities, available for sale, at December 31, 2003 consist primarily of investments in equity and debt securities of publicly traded companies. The fair value of our investment in equity and debt securities exposes us to market risk. These investments are subject to changes in the market price of the securities. The table that follows summarizes the fair values of our marketable securities and provides a sensitivity analysis of the estimated fair value of these financial instruments assuming a 5%, 10% and 15% increase or decrease in market price (dollars in millions).

	Fair value assuming the			No Change	Fair value assuming the
	following percentage			in	following percentage
	increase in equity price			Fair Value	decrease in equity price

Market Risk	15%	10%	5%	0%	5%	10%	15%

Market price	$35.8	$37.9	$40.0	$42.1	$44.2	$46.3	$48.4

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements are filed under this Item, beginning on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On September 24, 2003, we notified our independent auditors, Ernst & Young LLP that our Audit Committee of our Board of Directors had decided to change auditors. On September 30, 2003, the Audit Committee of XO’s Board of Directors appointed KPMG LLP to serve as its new independent auditors for the year ending December 31, 2003. The change was effective immediately. Ernst & Young LLP’s report on XO’s consolidated financial statements as of and for the year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ending December 31, 2002, there were: (i) no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Ernst & Young’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      During each of the years ended December 31, 2002 and December 31, 2001 and through the date of their appointment, we did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

      On May 15, 2002, we dismissed our independent auditors, Arthur Andersen LLP, and appointed Ernst & Young LLP to serve as our new independent auditors for the year ending December 31, 2002. Our Board of Directors approved this decision. We filed a current report on Form 8-K with the Commission on May 16, 2002, which included a notification that the change was effective on May 15, 2002. Arthur Andersen’s report on the Company’s financial statements for the fiscal year ending December 31, 2001 included an explanatory paragraph that discussed the substantial doubt concerning our ability to continue as a going concern. During the fiscal year ending December 31, 2001, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      During the year ending December 31, 2001 and through the date of their appointment, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The term disclosure controls and procedures is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Principal Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation they have concluded that, as of the end of such period the controls and procedures were effective at ensuring that required information was disclosed on a timely basis in our report filed under the Exchange Act.

Changes in Internal Controls over Financial Reporting

      We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the year ended December 31, 2003, there were no changes to our internal controls or in other factors that could significantly affect our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on May 27, 2004 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

Code of Ethics

      We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer, as well as all other employees. This Code of Ethics is publicly available on our website at www.xo.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Audit Committee Financial Expert

      Our Board of Directors has determined Vincent J. Intrieri is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. The Board of Directors has based its determination on the fact the Mr. Intrieri is a certified public accountant, and was a partner at the Arthur Andersen accounting firm.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference from the information provided under the heading “Executive Compensation” of our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item with respect to Securities Authorized for Issuance under Equity Compensation Plans is incorporated herein by reference from the information provided in the proposal to approve the amendment of our Directors’ Stock Option Plan under the heading “Equity Compensation Plan” of our Proxy Statement.

      Information required by this Item with respect to Stock Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the information provided under the heading “Stock Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      Various entities controlled by Mr. Icahn hold the following interests in XO:

	Outstanding	Series A, B and C	Credit
	Common Stock	Warrants	Facility

At December 31, 2003	Greater than 80%	Greater than 40%	Greater than 90%
At January 31, 2004	Greater than 60%	Greater than 40%	Greater than 90%

      In addition, entities controlled by Mr. Icahn have acquired an option to purchase 6.25 million additional shares of our common stock from Franklin Mutual Advisors, LLC at a strike price of $4.25 per share which expires June 21, 2004. After closing the Rights Offering in January 2004, Mr. Icahn’s ownership interest in our outstanding common stock was reduced to over 60%.

      As a result of his majority ownership, Mr. Icahn can elect all of our directors, appoint the members of the committees of our Board of Directors, appoint key members of our executive management team, and appoint our auditors. Currently, Mr. Icahn is Chairman of our Board of Directors and three employees of Icahn Associates sit on our Board of Directors and various Committees of the Board of Directors. Under applicable law and our Certificate of Incorporation and by-laws, certain action cannot be taken without the approval of holders of a majority of our voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all our assets, and amendments to our Certificate of Incorporation and by-laws.

      Mr. Icahn, through various entities that he owns or controls, has the right to require us to register, under the Securities Act of 1933, shares of New Common Stock held by such entities and to include shares of our New Common Stock held by them in certain registration statements filed by us, pursuant to a Registration Rights Agreement approved by the Bankruptcy Court in connection with XO Parent’s Chapter 11 proceedings.

      In February 2003, Dixon Properties, LLC (“Dixon”), which is controlled by Mr. Icahn, acquired ownership of the building in which our headquarters is located in a transaction that was approved by the Bankruptcy Court. We currently lease approximately 170,000 square feet of space in that building.

Pursuant to the assumed lease agreement, we have paid $3.3 million in lease expense to Dixon for the year ended December 31, 2003 and we are obligated to pay approximately $15.6 million to Dixon through the expiration of the initial term of the lease, which is November 30, 2007.

      We have entered into a Tax Allocation Agreement, dated January 16, 2003, between us and Starfire Holding Corporation, the parent entity of the affiliated group of corporations controlled by Mr. Icahn. We and Starfire intend to file consolidated returns during the period in which Mr. Icahn’s ownership of XO is equal to or greater than 80%, as required by the Internal Revenue Code. The Tax Allocation Agreement provides that Starfire will pay all consolidated federal income taxes on behalf of the Icahn consolidated group that includes us, and we will make payments to Starfire in an amount equal to the tax liability, if any, that it would have incurred if it were to file its own consolidated return separate and apart from Starfire. Upon the closing of the Rights Offering in January 2004, Mr. Icahn’s ownership percentage fell below 80%. Consequently we will no longer file as part of Icahn’s consolidated group after January 2004. Upon deconsolidation, the Tax Allocation Agreement generally provides that Starfire will reimburse us each year going forward for the excess of our actual income tax expense over the income tax that would have been owed if the net operating losses or other tax attributes used in prior periods by the Starfire consolidated group excluding us, if any, were still available to us.

      The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. For the year ended December 31, 2003, the total revenue recognized on such services affiliated with Mr. Icahn was approximately $0.4 million. We have purchased approximately $0.3 million in services from Icahn affiliates during 2003. During 2003, we purchased approximately $1.1 million in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO director, is Mr. Michael Dell’s, the Chief Executive Officer of Dell Computers, brother.

Item 14.	Principal Accounting Fees and Services

      Information with respect to fees paid to our principal accountant and our audit committee’s pre-approval policies and procedures are incorporated herein by reference to the Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) (1) and (2) Financial Statements and Schedule:

XO Communications, Inc.
Report of KPMG LLP, Independent Auditors	F-1
Report of Ernst & Young LLP, Independent Auditors	F-2
Report of Arthur Andersen LLP, Independent Public Accountants	F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, 2001 and for the portion of January 1, 2003	F-5
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002, 2001 and for the portion of January 1, 2003	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, 2001 and for the portion of January 1, 2003	F-8
Notes to Consolidated Financial Statements	F-9
Schedule II — Consolidated Valuation and Qualifying Accounts	S-1

            (3) List of Exhibits — Refer to Exhibit Index, which is incorporated herein by reference.

      (b) Reports on Form 8-K:

1.	On October 7, 2003. XO filed a Current Report on Form 8-K disclosing the announcement by XO of preliminary financial results for the third quarter of 2003.

2.	On October 16, 2003, XO filed a Current Report on Form 8-K disclosing the announcement by XO that XO commenced as of such date the first stage of a two stage rights offering of between 40,000,000 and 43,333,333 shares of XO common stock pursuant to XO’s Chapter 11 reorganization that was confirmed by the Bankruptcy Court on November 15, 2002.

3.	On November 19, 2003, XO filed a Current Report on Form 8-K disclosing the announcement by XO that XO received approximately $162.5 million in paid subscriptions for approximately 32.5 million shares of its common stock in the initial stage of its rights offering that concluded on November 14, 2003.

4.	On November 25, 2003, XO filed a Current Report on Form 8-K disclosing the correction of certain erroneous administrative entries recorded by an external service provider in connection with XO’s rights offering.

5.	On December 8, 2003, XO filed a Current Report on Form 8-K disclosing the announcement by XO that it commenced the second stage of its rights offering as of such date in which XO would offer rights to purchase approximately 7.8 million shares of its new common stock.

6.	On December 16, 2003, XO filed a Current Report on Form 8-K disclosing the announcement by XO that it received $192.0 million in value, consisting of $164.8 million in cash and $27.2 million of Global Crossing common stock (based on the closing price of $33 per share of Global Crossing common stock as of December 12, 2003), in exchange for the $158.5 million XO Communications paid to acquire approximately 34% of pre-petition senior debt of Global Crossing.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: March 15, 2004	By: /s/ CARL J. GRIVNER Carl J. Grivner President and Chief Executive Officer (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2004 by the following persons on behalf of the Registrant and in the capacities indicated:

Name	Title

/s/ CARL J. GRIVNER Carl J. Grivner	President and Chief Executive Officer (Principal Executive Officer)

/s/ WAYNE M. REHBERGER Wayne M. Rehberger	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ CARL C. ICAHN Carl C. Icahn	Chairman of the Board of Directors

/s/ ANDREW R. COHEN Andrew R. Cohen	Director

/s/ ADAM DELL Adam Dell	Director

/s/ VINCENT J. INTRIERI Vincent J. Intrieri	Director

/s/ KEITH MEISTER Keith Meister	Director

EXHIBIT INDEX

2.1	Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002, (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K/A of XO Communications, Inc., filed on November 26, 2002).
2.2	Plan Supplement, dated October 23, 2003, to the Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (Incorporated herein by reference to exhibit 2.2 filed with the Current Report on Form 8-K/A of XO Communications, Inc., filed on November 26, 2002).
2.3	Order Confirming Third Amended Plan of Reorganization, dated November 15, 2002 (Incorporated herein by reference to exhibit 99.1 filed with the Current Report on Form 8-K/A of XO Communications, Inc., filed on November 26, 2002).
2.4	Asset Purchase Agreement, dated as of February 18, 2004, by and among XO Communications, Inc., Allegiance Telecom, Inc., and Allegiance Telecom Company Worldwide (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on February 24, 2004).
2.5	Amended and Restated Certificate of Incorporation of XO Communications, Inc. (Incorporated herein by reference to exhibit 3.1 filed with the Registration Statement on Form 8-A of XO Communications, Inc., filed on February 7, 2003, pursuant to the Securities Exchange Act).
3.1	Amended and Restated Bylaws of XO Communications, Inc.
4.1	Form of Stock Certificate of New Common Stock (Incorporated herein by reference to exhibit 4.1 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
4.2	Series A Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
4.3	Series B Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
4.4	Series C Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
10.1	XO Communications, Inc. 2002 Stock Incentive Plan (Incorporated herein by reference to exhibit 10.1.1 to the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.2	XO Communications, Inc. Retention Bonus and Incentive Plan (Incorporated herein by reference to exhibit 10.1.2 to the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.3	Registration Rights Agreement, dated as of January 16, 2003, between XO Communications, Inc. and High River Limited Partnership and Meadow Walk Limited Partnership (Incorporated herein by reference to exhibit 10.4 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
10.4	Tax Allocation Agreement, dated as of January 16, 2003, between XO Communications, Inc. and Starfire Holding Corporation (Incorporated herein by reference to exhibit 10.5 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
10.5	Employment Term Sheet, dated as of April 30, 2003, delivered by XO Communications, Inc. to Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the three months ended March 31, 2003, filed on May 15, 2003).

10.6		Change in Control Agreement by and between XO Communications, Inc. and Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (Incorporated herein by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the three months ended March 31, 2003, filed on May 15, 2003).
10.7		Employment Agreement, dated as of January 3, 2000, by and between Nathaniel A. Davis and NEXTLINK Communications, Inc. (predecessor to XO Communications, Inc.) (Incorporated herein by reference to exhibit 10.11 filed with the Annual Report on Form 10-K of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc., for the year ended December 31, 1999, filed on March 30, 2000.)
10.8		Employment Agreement by and between John Jacquay and XO Communications, Inc. dated as of November 20, 2002.
10.9		Employment Agreement, dated as of November 20, 1999, by and between Gary Begeman and XO Communications, Inc.
10.10		Employment Agreement, effective as of September 25, 2000, by and between Wayne M. Rehberger and XO Communications, Inc.
10.11		Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and XO Intercity Holdings No. 2, LLC (f/k/a INTERNEXT LLC) (Incorporated herein by reference to exhibit 10.8 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc., filed on November 16, 1998).
10.12		Master Agreement, dated August 8, 2002, between Level 3 Communications, Inc. and XO Communications, Inc. (Incorporated herein by reference to exhibit 10.4.2 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.13		Amended and Restated Credit and Guaranty Agreement, dated as of January 16, 2003, among XO Communications, Inc., certain subsidiaries of XO Communications, Inc., the Lenders party thereto from time to time, and Mizuho Corporate Bank, as Administrative Agent (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
14.1		XO Communications, Inc. Code of Ethics
16	.1.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated May 15, 2002 (Incorporated herein by reference to exhibit 16 filed with the Current Report on Form 8-K of XO Communications Inc. filed on May 16, 2002).
21.1		Subsidiaries of XO Communications, Inc.
23.1		Consent of KPMG LLP
23.2		Consent of Ernst & Young LLP
23.3		Notice Regarding Lack of Consent of Arthur Andersen
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

XO Communications, Inc.:

      We have audited the accompanying consolidated balance sheet of XO Communications, Inc. and subsidiaries as of December 31, 2003 (Reorganized XO), and the related consolidated statements of operations, stockholders’ equity and cash flows for the periods from January 1, 2003 to December 31, 2003 (Reorganized XO period) and for the portion of January 1, 2003, related to the Predecessor’s reorganization gain (Predecessor XO period). In connection with our audit of the Reorganized XO 2003 consolidated financial statements, we also have audited the 2003 financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The 2001 consolidated financial statements and financial statement schedule of Predecessor XO, as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors’ report, dated February 6, 2002, on those financial statements and financial statement schedule was unqualified, before the restatement described in Note 6 to the consolidated financial statements, and included an explanatory paragraph that discussed the substantial doubt about Predecessor XO’s ability to continue as a going concern.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the Reorganized XO 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of XO Communications, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the Reorganized XO period in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor XO 2003 consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the portion of January 1, 2003 related to the Predecessor’s reorganization gain in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed above, the 2001 consolidated financial statements of XO Communications, Inc. as listed in the accompanying index, were audited by other auditors who have ceased operations. As described in Note 5(d), those consolidated financial statements have been restated to conform to Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which was adopted on January 1, 2003. We audited the adjustments described in Note 5(d) that were applied to restate the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of XO Communications, Inc. other than with respect to such adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

      As discussed in Notes 1, 2, and 3, to the consolidated financial statements, on January 16, 2003, XO Communications, Inc. emerged from bankruptcy. The consolidated financial statements of Reorganized XO reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting, which was applied effective January 1, 2003. As a result, the consolidated financial statements of Reorganized XO are presented on a different basis than those of Predecessor XO and, therefore, are not comparable in all respects.

/s/ KPMG LLP

McLean, VA

March 8, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of XO Communications, Inc.:

      We have audited the accompanying consolidated balance sheet of XO Communications, Inc. (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations, and whose report dated February 6, 2002, expressed an unqualified opinion on those consolidated financial statements and schedule before the restatement adjustments described in Note 5 and included an explanatory paragraph that discussed the substantial doubt about the Company’s ability to continue as a going concern.

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

      As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

      As discussed in Note 1 to the consolidated financial statements, effective January 16, 2003, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Southern District of New York. In connection with its reorganization, the Company will apply fresh start accounting in the first quarter of 2003.

      As discussed above, the financial statements of XO Communications, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 6 with respect to 2001 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any form of assurance on the 2001 financial statements taken as a whole.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 28, 2003

      The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), whose report has not been reissued by Andersen. Certain financial information in the period ended December 31, 2001, was not reviewed by Andersen and includes additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year, see Item 1, Business, for discussion of risks.

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

/s/ ARTHUR ANDERSEN LLP

Vienna, VA

February 6, 2002

XO Communications, Inc.

Consolidated Balance Sheets
(Dollars in thousands, except for share and per share data)

	Reorganized XO	Predecessor XO
	December 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$478,560	$314,038
Marketable securities	42,052	246,945
Accounts receivable, net of allowance for doubtful accounts of $32,986 and $37,030 at December 31, 2003 and 2002, respectively	93,958	116,541
Other current assets	12,421	83,480

Total current assets	626,991	761,004
Property and equipment, net	485,984	2,780,589
Broadband wireless licenses and other intangibles, net	109,515	984,614
Other assets, net	42,675	59,289

Total assets	$1,265,165	$4,585,496

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$63,064	$63,729
Accrued liabilities	208,353	266,102
Current liabilities subject to compromise	—	5,497,207

Total current liabilities	271,417	5,827,038
Long-term debt and accrued interest payable	536,791	—
Other long-term liabilities	76,532	—
Long-term liabilities not subject to compromise	—	75,242
Long-term liabilities subject to compromise	—	7,182

Total liabilities	884,740	5,909,462
Predecessor XO redeemable preferred stock: par value $0.01 per share, 25,000,000 shares authorized: 7,856,918 shares issued and outstanding, aggregate liquidation preference of $1,693,293, subject to compromise	—	1,708,316
Commitments and contingencies Stockholders’ equity (deficit):
Reorganized XO preferred stock: par value $0.01 per share, 200,000,000 shares authorized: none issued	—	—
Reorganized XO warrants and common stock, par value $0.01 per share, 1,000,000,000 shares authorized: 96,274,140 and 95,000,001 shares issued and outstanding on December 31, 2003 and January 1, 2003, respectively	482,440	—
Reorganized XO subscription rights exercised, 32,503,234 shares authorized: none issued and outstanding	162,516	—
Reorganized XO subscription rights receivable, 32,503,234 shares authorized: none issued and outstanding	(162,516)	—
Predecessor XO common stock, par value $0.02 per share, Class A, 1,000,000,000 shares authorized, 331,033,219 shares issued and outstanding; Class B, 120,000,000 shares authorized, 104,423,158 shares issued and outstanding	—	4,628,139
Deferred compensation	(839)	(8,500)
Accumulated other comprehensive income	1,378	2,512
Accumulated deficit	(102,554)	(7,654,433)

Total stockholders’ equity (deficit)	380,425	(3,032,282)

Total liabilities and stockholders’ equity (deficit)	$1,265,165	$4,585,496

See accompanying notes to the consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Operations
(Dollars in thousands, except for share and per share data)

			Predecessor XO
	Reorganized XO
	Year Ended	Predecessor XO	Year Ended	Year Ended
	December 31,	January 1,	December 31,	December 31,
	2003	2003	2002	2001

Revenue	$1,110,483	$—	$1,259,853	$1,258,567
Costs and expenses:
Cost of service (excludes depreciation and amortization)	422,129	—	522,924	527,698
Selling, operating and general	679,286	—	765,853	1,008,887
Depreciation and amortization	109,308	—	699,806	1,162,671
Restructuring and asset write-downs	11,618	—	480,168	509,202

Total costs and expenses	1,222,341	—	2,468,751	3,208,458
Loss from operations	(111,858)	—	(1,208,898)	(1,949,891)
Investment income (loss), net	46,152	—	16,278	(15,843)
Interest expense, net (contractual interest was $501,118 for the year ended December 31, 2002)	(36,848)	—	(226,451)	(465,401)
Gain on repurchase of debt	—	—	—	345,010
Reorganization gain (expense), net	—	3,032,282	(91,121)	—

Net (loss) income before cumulative effect of accounting change	(102,554)	3,032,282	(1,510,192)	(2,086,125)
Cumulative effect of accounting change	—	—	(1,876,626)	—

Net (loss) income	(102,554)	3,032,282	(3,386,818)	(2,086,125)
Recognition of preferred stock modification fee, net — reorganization item	—	—	78,703	—
Gain on repurchases of preferred stock, net	—	—	—	376,879
Preferred stock dividends and accretion of preferred stock redemption obligation, net (contractual dividend was $98,768 for the year ended December 31, 2002)	—	—	(42,247)	(129,671)

Net (loss) income applicable to common shares	$(102,554)	$3,032,282	$(3,350,362)	$(1,838,917)

Net (loss) income per common share, basic and diluted:
Net (loss) income before cumulative effect of accounting change	$(1.07)	$6.86	$(3.42)	$(5.16)
Cumulative effect of accounting change	—	—	(4.24)	—

Net (loss) income	(1.07)	6.86	(7.66)	(5.16)
Recognition of preferred stock modification fee, net — reorganization item	—	—	0.18	—
Gain on repurchases of preferred stock, net	—	—	—	0.93
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	—	(0.10)	(0.32)

Net (loss) income per common share, basic and diluted	$(1.07)	$6.86	$(7.58)	$(4.55)

Weighted average shares, basic and diluted	95,632,859	441,964,342	441,964,342	403,882,956

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands, except share data)

	Common Stock
					Accumulated
					Other
	Shares				Comprehensive
				Deferred	Income	Accumulated
Predecessor Company	Class A	Class B	Amount	Compensation	(Loss)	Deficit	Total

Balance at December 31, 2000	262,010,715	105,414,226	$4,392,646	$(72,050)	$(17,041)	$(2,465,154)	$1,838,401
Issuance of common and restricted stock in acquisitions	11,211,416	—	29,055	—	—	—	29,055
Issuance of compensatory stock options	—	—	2,551	(2,551)	—	—
Compensation attributable to stock options and restricted stock vesting	—	—	—	37,173	—	—	37,173
Issuance of common stock through employee benefit plans	11,939,685	—	30,899	—	—	—	30,899
Conversion of Class B common stock into Class A common stock	991,068	(991,068)	—	—	—	—	—
Conversion of 6 1/2% redeemable cumulative preferred stock into Class A common stock	1,621,320	—	17,700	—	—	—	17,700
Issuance of common stock related to equity investment, net of offering costs	50,000,000	—	155,658	—	—	—	155,658
Comprehensive loss:
Net loss	—	—	—	—	—	(2,086,125)	(2,086,125)
Gain on repurchases of preferred stock, net	—	—	—	—	—	376,879	376,879
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	—	—	—	—	(129,671)	(129,671)
Other comprehensive income — net unrealized holding gains and foreign currency translation adjustments	—	—	—	—	22,556	—	22,556
Realized net losses transferred to current period earnings	—	—	—	—	4,891	—	4,891

Total comprehensive loss	—	—	—	—	—	—	(1,811,470)

Balance at December 31, 2001	337,774,204	104,423,158	$4,628,509	$(37,428)	$10,406	$(4,304,071)	$297,416

Compensation attributable to stock options and restricted stock vesting	—	—	—	28,928	—	—	28,928
Issuance of common stock through employee benefit plans	85,854	—	24	—	—	—	24
Conversion of 6 1/2% redeemable cumulative preferred stock into Class A common stock	3,173	—	35	—	—	—	35
Conversion of Preferred Stock	23,570	—	—	—	—	—	—
Refund of Employee Stock Purchase Plan funds withheld after cancellation (a)		—	(429)	—	—	—	(429)
Cancellation of Craig McCaw’s Class A common stock	(6,853,582)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(3,386,818)	(3,386,818)
Recognition of preferred stock modification fee, net - reorganization item	—	—	—	—	—	78,703	78,703
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	—	—	—	—	(42,247)	(42,247)
Realized net losses and foreign currency translation adjustments transferred to current period earnings	—	—	—	—	(7,894)	—	(7,894)

Total comprehensive loss	—	—	—	—	—	—	(3,358,256)

Balance at December 31, 2002	331,033,219	104,423,158	4,628,139	(8,500)	2,512	(7,654,433)	(3,032,282)
Cancellation of predecessor common sock, deferred compensation, accumulated deficit and accumulated other comprehensive income under Plan of Reorganization	(331,033,219)	(104,423,158)	(4,628,139)	8,500	(2,512)	7,654,433	3,032,282

Balance at January 1, 2003	—	—	$—	$—	$—	$—	$—

(a)	In the latter half of 2001, the Company’s Employee Stock Purchase Plan was cancelled; however employee salary deferrals continued in December 2001, and were subsequently refunded in early 2002.

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except share data)

			Subscription Rights						Accumulated
	Common Stock		Exercised		Subscription Receivable				Other
							Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Deficit	Income	Total

Reorganized Company
Balance at January 1, 2003	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock under Plan of
Reorganization	95,000,001	475,000	—	—	—	—	—	—	—	475,000
Rights offering	—	—	32,503,234	162,516	(32,503,234)	(162,516)	—	—	—	—
Issuance of common stock through employee benefit plans, net	1,274,139	7,440	—	—	—	—	(839)	—	—	6,601
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(102,554)	—	(102,554)
Other comprehensive income - unrealized holding gains arising during the year	—	—	—	—	—	—	—	—	1,378	1,378

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(101,176)

Balance at December 31, 2003	96,274,140	$482,440	32,503,234	$162,516	(32,503,234)	$(162,516)	$(839)	$(102,554)	$1,378	$380,425

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Reorganized XO		Predecessor XO
	Year Ended	Predecessor XO	Year Ended December 31,
	December 31,	January 1,
	2003	2003	2002	2001

OPERATING ACTIVITIES:
Net (loss) income	$(102,554)	$3,032,282	$(3,386,818)	$(2,086,125)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	109,308	—	699,806	1,162,671
Accrual of interest	36,791	—	—	—
Stock-based compensation	708	—	28,928	37,173
Non-cash gain on sale of investments	(27,224)	—	—	—
Non-cash restructuring charges and asset write-downs	6,765	—	477,250	598,541
Non-cash reorganization expense, net	—	(3,032,282)	89,448	—
Other income, gain on repurchases of debt, net	—	—	—	(345,010)
Cumulative effect of accounting change	—	—	1,876,626	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	22,583	—	85,514	(43,254)
Other assets	1,317	—	(21,572)	(66,566)
Accounts payable	(7,568)	—	—	—
Accrued liabilities	(33,825)	—	—	—
Other liabilities subject to compromise	—	—	195,904	—
Other liabilities not subject to compromise	—	—	(27,484)	181,693

Net cash provided by (used in) operating activities	6,301	—	17,602	(560,877)
INVESTING ACTIVITIES:
Capital expenditures, net	(82,346)	—	(208,713)	(1,554,752)
Net releases of pledged securities	—	—	3,161	150
Sales of marketable securities and investments	473,423	—	364,069	2,912,454
Purchases of marketable securities and investments	(238,041)	—	(103,935)	(2,041,247)
Cash received from (paid for) divestitures (acquisitions)	—	—	3,000	(25,203)

Net cash provided by (used in) investing activities	153,036	—	57,582	(708,598)
FINANCING ACTIVITIES:
Proceeds from borrowings under senior secured credit facility and issuance of notes	—	—	—	1,142,500
Net proceeds from sale of common stock and modification of preferred stock agreement	—	—	—	248,657
Proceeds from issuance of common stock under employee benefit plans	6,452	—	—	30,899
Repurchases of senior notes and redeemable preferred stock	—	—	—	(290,307)
Repayments of capital lease and other obligations	(1,267)	—	(6,079)	(44,124)
Dividends paid on convertible preferred stock	—	—	—	(53,778)
Costs incurred in connection with financing activities	—	—	—	(14,200)

Net cash (used in) provided by financing activities	5,185	—	(6,079)	1,019,647
Effect of exchange rate changes on cash	—	—	(1,256)	3,013

Net increase (decrease) in cash and cash equivalents	164,522	—	67,849	(246,815)
Cash and cash equivalents, beginning of year	314,038	314,038	246,189	493,004

Cash and cash equivalents, end of year	$478,560	$314,038	$314,038	$246,189

See accompanying notes to consolidated financial statements.

XO Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

      XO Communications Inc., a Delaware corporation (“XO Parent”), through its subsidiaries, owns and operates an integrated metropolitan and nationwide fiber optic network that provides broadband communication services, local and long distance voice communication services and a wide array of data and integrated data services to business customers in many United States markets. Voice services include local and long distance services, calling card and interactive voice response systems. Data services include Internet access, private data networking and hosting services. XO Parent, through its subsidiaries, also offers integrated combined voice and data services in flat rate “bundled” packages.

Organization

      The consolidated financial statements include the accounts and activities of XO Parent, and its subsidiaries (collectively referred to as the “Company” or “XO”). As further discussed in Note 2, on June 17, 2002 (the “Petition Date”), XO Parent filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On January 16, 2003 (the “Effective Date”), XO Parent emerged from the Bankruptcy Court proceedings pursuant to the terms of its third amended plan of reorganization (the “Plan of Reorganization”). Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”). As discussed in Note 3, the Company implemented fresh start accounting under the provisions of SOP 90-7. Under the fresh start accounting provisions of SOP 90-7, the fair value of the reorganized Company was allocated to its assets and liabilities, and its accumulated deficit was eliminated. Predecessor financial statements are not comparable to the financial statements of the Reorganized Company.

      On February 19, 2004, the United States Bankruptcy Court for the Southern District of New York approved the Asset Purchase Agreement by and between XO Parent and Allegiance Telecom, Inc., or Allegiance, pursuant to which XO Parent has agreed to acquire substantially all of the assets of Allegiance for approximately $311.0 million in cash and approximately 45.4 million shares of XO’s common stock. XO anticipates that the acquisition of the Allegiance assets will close during the third quarter of 2004. See Note 22 for additional disclosure.

2.  REORGANIZATION

      On the Effective Date, XO Parent consummated its Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. The consummation of the Plan of Reorganization resulted in the following changes in XO Parent’s capital structure:

•	The conversion of $1.0 billion of loans under its pre-petition secured credit facility into $500.0 million of outstanding principal amount under an amended and restated credit agreement (the “Credit Facility”);

•	The extinguishment of all amounts due under its pre-petition unsecured senior and subordinated notes and certain general unsecured obligations;

•	The cancellation of all outstanding shares and interests in its pre-petition preferred stock and pre-petition common stock; and

•	The issuance of approximately 95.0 million shares of common stock of the reorganized Company (“New Common Stock”) and warrants to purchase up to an additional 23.75 million shares of New Common Stock of the reorganized Company.

      The following table shows the distribution each party of interest impacted by XO Parent’s bankruptcy was entitled to. As certain claims are still being reviewed by the Bankruptcy Court, proportional distributions have not yet been made and cannot be made until the court rules (dollars in thousands except share data).

	Shares of New
	Common	Series A	Series B	Series C	Credit
Party of Interest	Stock	Warrants	Warrants	Warrants	Facility	Cash

$1 Billion senior secured credit facility	90,250,001	—	—	—	$500,000	$—
Senior unsecured notes	4,715,344	9,430,689	7,073,015	7,073,015	—	1,600
Subordinated notes	—	—	—	—	—	616
General unsecured creditors	34,656	69,309	51,980	51,980	—	403

Total entitlement	95,000,001	9,499,998	7,124,995	7,124,995	$500,000	$2,619
Not yet distributed	1,230,638	2,461,743	1,846,151	1,846,151	—	1,612

Total issued or paid	93,769,363	7,038,255	5,278,844	5,278,844	$500,000	$1,007

See notes 13 and 14 for further disclosure on our equity and debt instruments

     In accordance with the Plan of Reorganization, XO Parent issued to certain holders of claims of interest in XO Parent, who held such claims and/or interests as of the November 15, 2002 record date, rights to subscribe for up to 40.0 million shares of New Common Stock, at $5.00 per share, through a rights offering, (the “Rights Offering”). The first stage of the Rights Offering closed on November 14, 2003 whereby $162.5 million in cash for 32.5 million shares was placed into escrow until the conclusion of the second stage. On January 5, 2004, XO Parent concluded the second stage of its Rights Offering. An aggregate of 39.7 million shares were issued in the offering, yielding net proceeds of $197.6 million. These proceeds were used to pay down the Credit Facility. The following unaudited pro forma information shows the impact to XO’s historical balance sheet as of December 31, 2003 as a result of these transactions (dollars in thousands):

		Rights	Pro forma
	December 31,	Offering	December 31,
	2003	Adjustments	2003

		(Unaudited)	(Unaudited)
Long-term debt	$536,791	$(197,612)	$339,179
Total liabilities	884,740	(197,612)	687,128
Total stockholders’ equity (deficit)	380,425	197,612	578,037

Total liabilities and stockholders’ equity (deficit)	$1,265,165	$—	$1,265,165

3.  FRESH START ACCOUNTING

      The Company adopted the fresh start accounting provisions (“fresh start”) of SOP 90-7 during the first quarter of 2003. Under SOP 90-7, the implementation of fresh start reporting is triggered in part by the emergence of XO Parent from its Chapter 11 proceedings. Although the Effective Date of the Plan of Reorganization was January 16, 2003, due to the immateriality of the results of operations for the period between January 1, 2003 and the Effective Date, the Company accounted for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implemented fresh start reporting as of that date. Fresh start requires that the Company adjust the historical cost of its assets and liabilities to their fair value. The fair value of the reorganized Company, or the reorganization value, of approximately $1.3 billion was determined based on the negotiated sum of the reorganized Company’s liabilities and equity that were issued and outstanding after final negotiations and Bankruptcy Court approval. These included $500.0 million of debt outstanding under the Credit Agreement, $475.0 million of New Common Stock, and $373.1 million of other liabilities that were not eliminated or discharged under the Plan of Reorganization.

      Fresh start requires that the reorganization value be allocated to the entity’s net assets in conformity with procedures specified by SFAS No. 141, “Business Combinations,” (“SFAS No. 141”). The Company engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company’s assets and liabilities by determining the fair market value of its property and equipment, intangible assets and certain obligations related to its facility leases. A reconciliation of the adjustments to be recorded in connection with effecting the Plan of Reorganization and adopting fresh start accounting is presented below (dollars in thousands):

	Predecessor XO			Fresh Start		Reorganized XO
	December 31, 2002	Reorganization		Adjustments(d)		January 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$314,038	$—		$—		$314,038
Marketable securities	246,945	—		—		246,945
Accounts receivable, net	116,541	—		—		116,541
Other current assets	83,480	—		(48,288)		35,192

Total current assets	761,004	—		(48,288)		712,716
Property and equipment, net	2,780,589	—		(2,304,001)		476,588
Broadband wireless licenses and other intangibles, net	984,614	—		(848,936)		135,678
Other assets, net	59,289	—		(36,181)		23,108

Total assets	$4,585,496	$—		$(3,237,406)		$1,348,090

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$63,729	$—		$3,539		$67,268
Accrued liabilities	266,102	—		(30,910)		235,192
Current liabilities subject to compromise	5,497,207	(5,466,667	)(a)	(30,540)		—

Total current liabilities	5,827,038	(5,466,667)		(57,911)		302,460
Long-term debt —	—	500,000	(b)	—		500,000
Other long-term liabilities	75,242	—		(4,612)		70,630
Long-term liabilities subject to compromise	7,182	—		(7,182)		—

Total liabilities	5,909,462	(4,966,667)		(69,705)		873,090
Predecessor XO redeemable preferred stock — subject to compromise	1,708,316	(1,708,316	)(a)	—		—
Stockholders’ (deficit) equity:
Predecessor XO common stock	4,628,139	—		(4,628,139)		—
Reorganized XO common stock and warrants	—	475,000	(c)	—		475,000
Deferred compensation	(8,500)	—		8,500		—
Accumulated other comprehensive income	2,512	—		(2,512)		—
Accumulated deficit	(7,654,433)	6,199,983	(e)	1,454,450		—

Total stockholders’ (deficit) equity	(3,032,282)	6,674,983		(3,167,701	)(e)	475,000

Total liabilities and stockholders’ (deficit) equity	$4,585,496	$—		$(3,237,406)		$1,348,090

(a)	To record the discharge of pre-petition indebtedness, including a $1.0 billion credit facility, $4.2 billion of senior and convertible subordinated notes, $245.2 million of accrued interest, and the elimination of $1.7 billion of pre-petition redeemable preferred stock and $50.6 million of accrued dividends, all in accordance with the Plan of Reorganization.

(b)	To record the outstanding principal under the Credit Agreement, in accordance with the Plan of Reorganization.

(c)	To record the issuance of 95.0 million shares of New Common Stock and warrants in accordance with the Plan of Reorganization. Participation in the Rights Offering was recorded in the first quarter of 2004.

(d)	To adjust the carrying value of assets, liabilities and stockholders’ equity to fair value, in accordance with fresh start.

(e)	Net reorganization gain on January 1, 2003 consisted of the following (dollars in thousands):

Net gain resulting from reorganization of debt, preferred stock and equity	$6,199,983
Net loss resulting from fresh start fair value adjustments to assets and	(3,167,701)

liabilities
Total reorganization gain, net	$3,032,282

4.  ACCOUNTING IMPACT OF CHAPTER 11 FILING

      Liabilities subject to compromise reflected in the accompanying consolidated financial statements for Predecessor XO and the XO Parent stand-alone financial statements represent the liabilities of XO Parent incurred prior to the Petition Date. In accordance with SOP 90-7, liabilities subject to compromise were recorded at the amount allowed on pre-petition claims in the Chapter 11 proceedings. Other obligations that were not subject to compromise retained their historical balance sheet classifications and amounts. Liabilities subject to compromise consisted of the following as of December 31, 2002 (dollars in thousands):

Long-term debt	$5,165,718
Accrued interest and preferred stock dividends	295,820
Pre-petition accounts payable and accrued liabilities	33,640
Capital lease obligations	9,211

Total liabilities subject to compromise	5,504,389
Less: long-term liabilities subject to compromise	7,182

Current liabilities subject to compromise	$5,497,207

      In order to record its debt instruments at the amount allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Petition Date, XO Parent wrote off all of its debt issuance costs and discounts related to debt (collectively the “Deferred Financing Fees”) as a component of reorganization expense. Reorganization expense also included professional fees incurred in connection with the Chapter 11 proceedings, as well as gains or penalties from the settlement or rejection of liabilities subject to compromise and the net gains from the investment termination payment received as a settlement during the bankruptcy process. Reorganization expenses for the year ended December 31, 2002 consisted of the following (dollars in thousands):

Net loss from the settlement or rejection of liabilities subject to compromise	$14,916
Net gain from investment termination payment	(16,667)
Deferred Financing Fees	56,270
Professional fees	36,602

Total reorganization expense, net	$91,121

      Under SOP 90-7, XO Parent was required to accrue interest expense during the Chapter 11 proceedings only to the extent that such interest was expected to be paid pursuant to the proceedings. Under the Plan of Reorganization, there were no cash payments of interest on the loans outstanding under the $1.0 billion pre-petition credit facility or XO Parent’s unsecured notes. Therefore, XO Parent ceased accruing interest on the pre-petition credit facility and on its unsecured notes from the Petition Date through the Effective Date.

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

XO Communications, Inc.

(XO Parent)
Debtor in Possession
Stand-Alone Balance Sheet
As of December 31, 2002
(Unaudited)

ASSETS
Current assets:
Pledged securities	$1,100
Other current assets	66,764

Total current assets	67,864
Property and equipment, net	65,654
Broadband wireless licenses, net	67,039
Other intangibles, net	79,711
Investment in and notes receivable from subsidiaries, net	8,542,749
Other assets, net	43,638

Total assets	$8,866,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise	$50,422
Debt and accrued interest payable to subsidiary subject to compromise	620,389
Current liabilities subject to compromise	5,497,207

Total current liabilities	6,168,018
Long-term liabilities not subject to compromise	62,633
Long-term liabilities subject to compromise	7,182

Total liabilities	6,237,833
Redeemable preferred stock held by and payable to a subsidiary subject to compromise	514,640
Redeemable preferred stock subject to compromise	1,708,316
Stockholders’ equity:
Common stock	4,628,139
Deferred compensation	(8,149)
Accumulated deficit	(4,214,124)

Total stockholders’ equity	405,866

Total liabilities and stockholders’ equity	$8,866,655

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

XO Communications, Inc.

(XO Parent)
Debtor in Possession
Stand-Alone Statement of Cash Flows
(Unaudited)

Period From the
Petition Date of
June 17, 2002
through
December 31, 2002

OPERATING ACTIVITIES:
Net income	$56,677
Adjustments for non-cash items:
Depreciation and amortization	47,584
Reorganization expense	91,121
Stock-based compensation	12,352
Interest income on notes receivable from subsidiaries	(286,202)
Interest expense	3,468
Changes in assets and liabilities:
Notes receivable from subsidiaries, net	75,000

Net cash used in operating activities	—
Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents, beginning of the period	—

Cash and cash equivalents, end of period	$—

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a) Review of Significant Accounting Policies

      As discussed in Note 3, the Company adopted fresh start as of January 1, 2003, creating, in substance, per SOP 90-7, a new reporting entity. The reorganized Company has adopted the policy of expensing customer installation costs and internal labor directly associated with network construction in the period in which the costs are incurred as this labor effort is not specific to any large segregated project, but rather to ordinary course business operations. The predecessor Company capitalized and amortized these costs. In accordance with SOP 90-7, the reorganized Company was also required to implement newly issued accounting pronouncements that would require adoption within twelve months of applying fresh start.

          (b) Principles of Consolidation

      The Company’s consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All inter-company accounts and transactions among consolidated entities have been eliminated.

          (c) Preparation of Consolidated Financial Statements

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

(d) Adoption of SFAS No. 145

      Effective January 1, 2003, the Company adopted SFAS No. 145, “Rescission of the Financial Accounting Standards Board Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (“SFAS No. 145”), which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). Upon adopting SFAS No. 145, the Company reclassified a 2001 $345.0 million gain from debt repurchases from extraordinary to recurring.

(e) Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market accounts that are available on demand. The carrying amount of these instruments approximates fair value due to their short maturities.

(f) Marketable Securities

      Substantially all of the Company’s marketable securities currently consist of investments in publicly traded companies. The Company classifies investments in equity securities as available-for-sale and records such investments at fair value. The fair values are based on quoted market prices. Investments in debt securities are recorded at cost, which approximates fair value, as the debt trades in a thin market. Unrealized gains and losses on available-for-sale marketable securities are reported as a separate component of comprehensive income. Realized gains and losses for available-for-sale securities are recognized in investment income.

(g) Long-Lived Assets

      Long-lived assets include property and equipment, broadband wireless licenses, and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of December 31, 2003. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

      Intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company believes that there was no impairment of its intangible assets with indefinite useful lives as of December 31, 2003.

(h) Property and Equipment

      Property and equipment acquired prior to December 31, 2002 is stated at its fair value at January 1, 2003, as required by fresh start. Additions to property and equipment during 2003 are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets beginning in the month telecommunications networks and acquired bandwidth are substantially complete and available for use and in the month equipment and furniture are acquired. Telecommunications networks and bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the expressed purpose of delivering telecommunications services. Costs of additions and improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Direct external costs of constructing property and equipment are capitalized including interest costs related to construction. The reorganized Company has adopted the policy of expensing internal labor directly associated with network construction in the period in which the costs are incurred as this labor effort is not specific to any large segregated project.

      Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is provided using the straight-line method over the shorter of the estimated useful lives of the leased assets or the related lease term.

      The estimated useful lives of property and equipment are as follows:

Telecommunications networks and acquired bandwidth	3-20 years
Furniture, fixtures, equipment, and other	5-7 years
Leasehold improvements	the shorter of the estimated or the terms of the leases useful lives

      These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry, which could impact the network architecture and asset utilization. Accordingly, in making this assessment, the Company considers its planned use of the assets, the views of experts within the Company and outside sources regarding the impact of technological advances and trends in the industry on the value and useful lives of its network assets. The Company periodically evaluates the estimated useful lives used to depreciate its assets. While the Company believes its estimate of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may affect future depreciation expenses.

(i) Broadband Wireless Licenses and Other Intangibles

      Broadband wireless licenses were stated at their fair values at January 1, 2003, as required by fresh start. The reorganized Company is amortizing these licenses over an estimated useful life of 10 years based on the initial license term granted by the Federal Communications Commission. Amortization commences when commercial service using broadband wireless technology is deployed in the license’s geographic area.

      Other intangibles of the Company are valued at fair value as required by the provisions of fresh start and SFAS No. 141 and consist of customer relationships, internally developed technology and XO’s trade name. The customer relationships and internally developed technology are being amortized using the straight-line method over their estimated useful lives of three years. The XO trade name was determined to have an indefinite life. Accordingly, it is not subject to amortization.

(j) Goodwill

      Goodwill consisted primarily of goodwill from the Concentric merger. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company performed the required transitional impairment tests of goodwill as of January 1, 2002, and determined that the goodwill was totally impaired. Accordingly, in the first quarter of 2002 the Company recognized a $1,876.6 million charge as a cumulative effect of accounting change to write off all of its goodwill.

(k) Other Assets

      Other assets consist primarily of escrow and security deposits and pledged securities. The escrow and security deposits and pledged securities are stated at cost, and their fair value approximates their carrying value.

(l) Income Taxes

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires that deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized. The provisions of SFAS No. 109 have been applied as if the Company were a separate tax payer.

(m) Revenue Recognition

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

      The Company establishes allowances for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expense. The Company assesses the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of its customers. The Company believes that the established valuation allowances were adequate as of December 31, 2003. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, XO’s estimate of the recoverability of its trade receivables could be further reduced.

      Revenue from the sale or lease of unlit network capacity is recognized upon consummation of the transaction and the acquirer’s acceptance of the capacity in instances when the Company receives upfront cash payments and is contractually obligated to transfer title to the specified capacity at the end of the contract term. If the transaction does not meet these criteria, revenue is recognized ratably over the contract term. There were no sales of unlit capacity during the reported periods whereby revenue was recognized “up front” upon consummation of the transaction.

(n) Cost of Service

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

(o) Net Income (Loss) Per Share

      Net income (loss) per common share, basic and diluted, is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options and warrants are anti-dilutive.

(p) Stock-Based Compensation

      Effective January 1, 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS No. 148”). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” (“APB No. 28”) to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

      As allowed by SFAS No. 148, the Company has chosen to continue to account for compensation cost associated with its employee stock plan in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) adopting the disclosure-only provisions of SFAS No. 123. Under this method, no compensation expense is recorded if stock options are granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the grant date. If the Company had adopted the fair value method of accounting for its stock awards, stock-

based compensation would have been determined based on the fair value for all stock awards at the grant date using a Black-Scholes pricing model and the following weighted average assumptions:

	Reorganized XO	Predecessor XO	Predecessor XO

	2003	2002	2001

Expected volatility	75.0%	125.0%	125.0%
Risk free interest rate	2.6%	4.0%	4.3%
Dividend yield	0.0%	0.0%	0.0%
Expected life (range in years)	4.0	4.0	4.0
Fair value per share at grant date	$2.95	$0.11	$5.10

      The Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, if the Company had used the fair value method would have been as follows (dollars in thousands, except per share data):

	Reorganized XO	Predecessor XO	Predecessor XO
	December 31, 2003	December 31, 2002	December 31, 2001

Net loss applicable to common shares, as reported	$(102,554)	$(3,350,362)	$(1,838,917)
Add: Stock-based employee compensation expense included in net loss applicable to common shares, as reported	708	28,928	37,173
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards, net of related tax effects	(16,189)	(1,462)	(44,138)

Pro forma net loss	$(118,035)	$(3,322,896)	$(1,845,882)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted - as reported	$(1.07)	$(7.58)	$(4.55)

Net loss per common share, basic and diluted - pro forma	$(1.23)	$(7.52)	$(4.57)

(q) Comprehensive Loss

      Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments and, for any periods prior to the second quarter of 2002, foreign currency translation adjustments relating to the Company’s European operations, which were disposed of in February 2002.

(r) Concentration of Credit Risk

      Other financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Although the Company’s trade receivables are geographically dispersed and include customers in many different industries, a portion of the Company’s revenue is generated from services provided to other telecommunications service providers. Several of these companies have filed for protection under Chapter 11 of the Bankruptcy Code while others have experienced business downturns. The Company believes that its established valuation and credit allowances are adequate to cover these risks.

(s) Fair Value of Financial Instruments

      SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS No. 107”), requires disclosure of fair value information about financial instruments, for which it is practicable to estimate the value. The carrying amounts for the majority of the Company’s financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities. Marketable securities are recorded at fair value. Amounts outstanding under long-term debt agreements approximate their estimated fair values as they accrue interest at rates that are variable every 3-6 months.

(t) Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”), which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which a legal or contractual removal obligation is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, SFAS No. 143 requires the liability to be recognized when a reasonable estimate of the fair value can be made. As required by SOP 90-7, we implemented SFAS No. 143 on January 1, 2003, in conjunction with the implementation of fresh start and recorded an estimated asset retirement obligation of $12.0 million, as disclosed in Note 12.

      Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon managements’ commitment to an exit plan, which is generally before an actual liability has been incurred. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“FIN 46”). FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46R”). The decision reached included a deferral of the effective date and provisions for additional scope exception for certain type of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for period ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not believe that the adoption of FIN 46R will have any effect on the Company’s consolidated financial statements.

      In November 2002, the FASB’s Emerging Issues Task Force reached a final consensus on Issue No. 00-21. “Accounting for Revenue arrangements with Multiple Deliverables” (“EITF 00-21”), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under the EITF 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The adoption of EITF 00-21 did not have a material effect on the Company’s consolidated financial statements.

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

6.	CUMULATIVE EFFECT OF ACCOUNTING CHANGE

      Effective January 1, 2002, the Company adopted SFAS No. 142 and performed the required transitional impairment tests of goodwill, and determined that the value of its goodwill was totally impaired. Accordingly, in the first quarter of 2002, the Company recorded a $1,876.6 million charge as a cumulative effect of accounting change to write-off all of its goodwill. The adjusted net loss and related earnings per share before cumulative effect of accounting change for the year ended December 31, 2001 compared to the actual results for the years ended December 31, 2003 and 2002 is as follows (dollars in thousands, except per share data):

	Reorganized XO	Predecessor XO

	2003	2002	2001

Reported net loss before cumulative effect of accounting change	$(102,554)	$(1,510,192)	$(2,086,125)
Goodwill amortization	—	—	595,601

Adjusted net loss before cumulative effect of accounting change	$(102,554)	(1,510,192)	(1,490,524)

Net loss per common share before cumulative effect of accounting change, basic and diluted:
Reported net loss before cumulative effect of accounting change	$(1.07)	$(3.42)	$(5.16)
Goodwill amortization	—	—	1.47

Adjusted net loss per common share before cumulative effect of accounting change, basic and diluted	$(1.07)	$(3.42)	$(3.69)

7.	RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS

      During 2003, the Company recorded restructuring charges of $11.6 million from the reduction of its work force by approximately 550 employees, primarily employed in network operations, sales and marketing and information technology and estimated losses associated with restructured leases. During the second half of 2001, and the first half of 2002, the Company implemented a plan to restructure certain of its business operations. The restructuring plan included divesting its European operations and reducing the Company’s discretionary spending, capital expenditures and workforce based on its assessment at that time of current and expected future market conditions.

      As of December 31, 2003, the remaining restructuring accrual was $60.0 million, which relates primarily to payments due to landlords on exited leased facilities. The restructuring accrual has decreased from $79.0 million as of December 31, 2002, due to $17.2 million in payments associated with exited leased facilities and $40.3 million of non-cash reductions made in conjunction with the Company’s implementation of fresh start to reflect the December 31, 2002 accrual at its estimated net present value offset by a $26.8 million increase from reorganization adjustments.

8. MARKETABLE SECURITIES

      Marketable securities consisted of the following (dollars in thousands):

	Reorganized XO	Predecessor XO
	December 31,	December 31,
	2003	2002

Investments in equity and debt securities	$42,052	$—
U.S. Government and agency notes and bonds	—	246,945

	$42,052	$246,945

      The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale as of December 31, 2003 and 2002, are as follows (dollars in thousands):

				Gross
			Gross	Unrealized
			Unrealized	Holding
	Fair Value	Cost Basis	Holding Gains	Losses

As of December 31, 2003
Equity securities	$30,041	$28,663	$3,001	$(1,623)
Debt securities	12,011	12,011	—	—

Total marketable securities	$42,052	$40,674	$3,001	$(1,623)

As of December 31, 2002
U.S. Governments and agency notes and bonds	$246,945	$244,433	$2,512	$—

      Debt securities as of December 31, 2003 mature in 2007.

9.	PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following components (dollars in thousands):

	Reorganized XO	Predecessor XO
	December 31,	December 31,
	2003	2002

Telecommunications networks and acquired bandwidth	$407,747	$2,920,819
Furniture, fixtures, equipment, and other	77,783	656,994

	485,530	3,577,813
Less accumulated depreciation	79,501	1,165,216

	406,029	2,412,597
Network construction-in-progress	79,955	367,992

	$485,984	$2,780,589

      As discussed in Note 3, the Company applied fresh start on January 1, 2003. Accordingly its property and equipment as of January 1, 2003, were recorded at fair value which resulted in a significant write down of property and equipment and a reduction in the associated depreciation expense in 2003. During 2003, 2002 and 2001, depreciation expense was $83.1 million, $598.5 million and $447.0 million, respectively. During 2003, 2002 and 2001 the Company capitalized interest on construction costs of $3.0 million, $11.1 million, and $51.6 million, respectively. Assets classified as construction-in-progress are not being depreciated as they are not currently ready for their intended use.

10.	BROADBAND WIRELESS LICENSES AND OTHER INTANGIBLES

      Broadband wireless licenses and other intangible assets consisted of the following (dollars in thousands):

	Reorganized XO	Predecessor XO
	December 31,	December 31,
	2003	2002

Broadband wireless licenses	$59,508	$997,942
Customer relationships	49,987	123,745
Internally developed technology	9,521	—
Acquired technology	—	130,515
Other	—	35,413

	119,016	1,287,615
Less accumulated amortization	(26,163)	(303,001)

	92,853	984,614
XO Trade name — indefinite life asset	16,662	—

	$109,515	$984,614

      As discussed in Note 3, the Company applied fresh start on January 1, 2003. Accordingly its broadband wireless licenses and other intangibles as of January 1, 2003, were recorded at fair value which resulted in a significant write down of broadband wireless licenses and other intangibles and a reduction in the associated amortization expense in 2003. Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $26.2 million, $101.3 million and $715.7 million, respectively. Broadband wireless licenses are amortized when commercial service using the wireless technology is deployed in the license’s geographic area. As of December 31, 2003, approximately $23.5 million of broadband wireless licenses are not being amortized as commercial services have not been deployed in the license’s geographic area. Estimated amortization expense for the next five years is $26.1 million, $26.1 million, $6.3 million, $6.3 million and $4.4 million, respectively.

11.	ACCRUED LIABILITIES

      Accrued liabilities consisted of the following components (dollars in thousands):

	Reorganized XO	Predecessor XO
	December 31,	December 31,
	2003	2002

Accrued taxes	$49,046	$57,649
Accrued compensation	46,124	58,551
Accrued operative expenses	27,837	27,807
Deferred income	26,011	37,109
Accrued telecommunications costs	19,491	28,494
Accrued restructuring	20,046	16,364
Other accrued liabilities	19,798	40,128

	$208,353	$266,102

12.	ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

      The Company leases Internet data center facilities and various technical sites. Terminating and decommissioning these locations would require the removal of any XO assets and restoration of the leased space to its original condition. Accordingly, upon adoption of SFAS No. 143, the Company recorded an estimated asset retirement obligation of $12.0 million, which was estimated using management’s best estimate of the expected cash flows. The present value of the asset retirement obligation was calculated using a discount rate of 8.0% over a period of 5-20 years, which is representative of the estimated remaining period XO will occupy its data centers and technical facilities. Accretion expense of $0.8 million for 2003 is included in selling, operating and general expense in the accompanying consolidated statement of operations.

13.	LONG-TERM DEBT

      The Company has a secured Credit Facility which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25 million, at the request of the lender, the Company will pay an amount equal to 50% of such excess cash flow greater than $25 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes, depreciation and amortization to interest expense for the four consecutive quarters exceeds 4:1, XO would be required to pay cash interest, unless waived by the lenders.

      The security for the Credit Facility consists of all assets of XO Parent, including the stock of its direct and indirect subsidiaries, and all assets of virtually all of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and maximum capital expenditures. The Company was in compliance with these covenants at December 31, 2003. The Company is also required to maintain an unrestricted cash balance of $45 million at December 31, 2003, and $25 million at the end of each fiscal quarter thereafter during the term.

      At December 31, 2003, long-term debt of $529.9 million was outstanding on the Credit Facility and $6.9 million of accrued interest that if not paid, converts to principal. At December 31, 2003, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Carl C. Icahn, Chairman of the board of directors (“Mr. Icahn”). As discussed above, the Company is not required to pay cash interest accrued on the principal amount under the Credit Facility until it meets certain financial ratios; however the Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate, plus in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At December 31, 2003, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 7.57%.

14.	STOCKHOLDERS’ EQUITY

      Pursuant to the Company’s Certificate of Incorporation that was adopted in connection with the Plan of Reorganization, the Company has the authority to issue 1,000.0 million shares of New Common Stock and 200.0 million shares of new undesignated preferred stock. As of December 31, 2003, approximately 96.3 million shares of New Common Stock had been issued, more than 80% of which were owned by entities controlled by Mr. Icahn.

      As discussed in Note 2, XO Parent’s pre-petition senior note holders and pre-petition general unsecured creditors were entitled to, among other consideration, warrants to purchase shares up to an additional 23.75 million shares of New Common Stock.

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

      The warrants were valued at approximately $44.9 million using a Black Scholes model at the Effective Date and are included in reorganized XO’s common stock in the accompanying consolidated balance sheet. The warrants will expire 7 years after the date of issuance. The exercise price applicable to each respective series of warrants is subject to adjustment in certain events. Entities controlled by Mr. Icahn own approximately 40% of these warrants as they owned pre-petition senior notes.

      In addition to the outstanding warrants discussed above, the Company has a stock option plan that can further dilute investors if exercised. This stock option plan is discussed further in Note 16. On December 31, 2003, there were 2.4 million exercisable stock options.

15.	INCOME TAXES

      As of December 31, 2003, XO had net operating loss carryforwards of approximately $1.0 billion. All of XO’s net operating loss and a substantial amount of XO’s capital loss carryforward generated prior to the Bankruptcy Effective Date have been reduced as a result of the discharge and cancellation of various pre-petition liabilities. XO’s use of the surviving capital loss carryforward of $0.2 billion is subject to limitations imposed under the ownership change rules in the U.S. Internal Revenue Code. Also, the utilization of the expected tax benefit from property and equipment depreciation could also be impacted by the ownership change rules of the U.S. Internal Revenue Code.

      XO will join with the affiliated group of corporations controlled by Mr. Icahn in filing a consolidated federal income tax return for the year ended December 31, 2003. In January 2004, Mr. Icahn’s ownership percentage fell below the amount required by the Internal Revenue Code for the filing of consolidated returns. As such, in January 2004, XO deconsolidated with Starfire Holding Corporation (“Starfire”), the Parent entity of the affiliated group of corporations controlled by Mr. Icahn. XO entered into a Tax Allocation Agreement with Starfire which provides that while XO files on a consolidated basis with Starfire, Starfire will pay all consolidated federal income taxes on behalf of the consolidated group that includes XO, and XO will make payments to Starfire in an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Starfire. Upon deconsolidation, the Tax Allocation Agreement generally provides that Starfire will reimburse XO each year going forward for the excess of XO’s actual income taxes over the income tax that would have been required if NOLs or other tax attributes used by the Starfire consolidated group excluding XO, if any, were available to XO.

      Components of deferred tax assets and liabilities were as follows (dollars in thousands):

	Reorganized XO	Predecessor XO
	December 31,	December 31,
	2003	2002

Deferred tax assets:
Provisions not currently deductible	$172,368	$123,280
Property, equipment and other long-term assets (net)	893,957	367,208
Net operating loss and capital loss carryforwards	483,453	1,863,336

Total deferred tax assets	1,549,778	2,353,824
Valuation allowance	(1,540,612)	(2,028,331)

Net deferred tax assets	9,166	325,493
Deferred tax liabilities:
Property, equipment and other long-term assets (net)	—	(101,402)
Other identifiable intangibles	(15,997)	(222,537)
Other	—	(1,554)

Total deferred tax liabilities	(15,997)	(325,493)

Net deferred tax liability	$(6,831)	$—

      A reconciliation of the U.S. federal and state tax rate to the Company’s effective income tax rate is as follows:

	Reorganized	Predecessor
	XO	XO
	2003	2002

Statutory U.S. federal rate	35.0%	35.0%
State income taxes, net of federal benefit	6.0%	6.0%
Valuation allowance for deferred tax assets	(41.0%)	(18.3%)
Other identifiable intangibles	—	(22.7%)

Effective income tax rate	—%	—%

16.	STOCK COMPENSATION ARRANGEMENTS

      The XO Communications, Inc. 2002 Stock Incentive Plan (“the 2002 Stock Incentive Plan”) was adopted upon the Effective Date. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of New Common Stock in the form of restricted stock or options to purchase stock. The 2002 Stock Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the discretionary authority to determine all matters relating to awards of stock options and restricted stock, including the selection of eligible participants, the number of shares of common stock to be subject to each option or restricted stock award, the exercise price of each option, vesting, and all other terms and conditions of awards. Unless the Compensation Committee designates otherwise, all options expire on the earlier of (i) ten years after the date of grant, (ii) twelve months after termination of employment with XO due to death or complete and permanent disability, (iii) immediately upon termination of employment by XO for cause, or (iv) three months after termination of employment by the employee or by XO for other than cause. Upon the Effective Date of the plan of Reorganization, all options under any predecessor XO stock option plans were cancelled and the plans were terminated.

      On June 20, 2003, XO filed a registration statement covering the offer and sale of stock options and stock appreciation rights (“SARs”) to be granted in conjunction with the 2003 Employee Retention and Incentive Plan (the “Retention Plan”) for an aggregate award of 1.9 million shares of New Common Stock. (the “Retention Plan Awards”). Approximately 200,000 options and approximately 10,500 SARs were granted in the third quarter of 2003, fifty percent of which were vested and exercisable on the date of grant, with the remaining fifty percent vesting ratably every month for twenty four months following the month of grant. Additional grants may be made in 2004 if the Company attains certain financial goals in the second half of 2003. The financial goals and the terms of the Retention Plan were established by the Company’s Board of Directors. The per share exercise price for the Retention Plan Awards was set at $5.84. Any compensation was recorded as deferred compensation and amortized to on a straight line basis expense based on the associated vesting period.

      The following two tables summarize information regarding option activity under the 2002 Stock Option Plan for the year ended December 31, 2003:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at the Effective Date	—	$—
Granted	15,394,162	$5.09
Canceled	(3,697,068)	$5.02
Exercised	(1,274,139)	$5.01

Outstanding at December 31, 2003	10,422,955	$5.12

Exercisable, at December 31, 2003	2,424,903	$5.10

	Options Outstanding			Options Exercisable

		Weighted
	Options	Average	Weighted	Options	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2003	Life	Price	2003	Price

$4.80 – $7.05	10,422,955	9.1	$5.12	2,424,903	$5.10

17.	SUPPLEMENTAL DISCLOSURE

          Cash flows

      Supplemental disclosure of the Company’s cash flow information is as follows (dollars in thousands):

	Reorganized XO	Predecessor XO

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,

	2003	2002	2001

Non-cash financing and investing activities were as follows:
Class A common stock, warrants and options issued in acquisitions and under lease arrangements	$—	$—	$29,055
Redeemable preferred stock dividends, paid in shares of redeemable preferred stock	—	—	86,237
Accrued redeemable preferred stock dividends, payable in shares of redeemable preferred stock	—	—	6,524
Assumption of preferred stock and liabilities in acquisitions	—	—	8,816
Conversion of 6 1/2% redeemable cumulative preferred stock to Class A common stock	—	35	17,700
Conversion of accrued interest to long-term debt	29,901	—	—
Cash paid for interest	$2,315	$11,681	$313,178

          Employee Savings and Retirement Plan

      At December 31, 2003, the Company had a defined contribution plan, generally covering all full time employees in the United States. The Company provides a match to all eligible employees based on certain plan provisions and the discretion of the Board of Directors. Effective April 1, 2002, the Company changed its employer matching contribution from a 100% matching contribution up to 5% of the participant’s compensation to a 50% matching contribution up to 5% of the participant’s compensation. Company contributions were $4.8 million, $7.0 million and $12.5 million during 2003, 2002 and 2001, respectively.

18.	OPERATING SEGMENTS

          Reportable Segments

      The Company operates its business as one telecommunications segment. The Company’s communications segment includes all of its products and services including data, voice, integrated voice and data, and other services. These services have similar network operations and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that are sold in geographic areas, or markets, within the United States, or that are sold to customers with a presence across geographical markets.

          Products and Services

      The Company classifies its products and services revenues offered by its communications services segment into voice services, data services, integrated voice and data services, and other services (dollars in thousands):

		Predecessor XO
	Reorganized XO	Year Ended December
	Year Ended	31,

	2003	2002	2001

Voice services	$572,774	$659,558	$609,885
Data services	392,742	472,247	596,664
Integrated voice and data services	144,967	128,048	52,018

Total revenue	$1,110,483	$1,259,853	$1,258,567

19.	SELECTED QUARTERLY DATA (Unaudited)

      Quarterly financial information is summarized in the table below (dollars in thousands, except per share data):

	Reorganized XO

	Quarter ended 2002

	March 31,	June 30,	September 30,	December 31,

Revenue	$286,093	$283,918	$279,433	$261,039
Cost of service	107,506	104,898	106,935	102,790
Loss from operations	(14,015)	(13,260)	(35,878)	(48,705)
Net loss (a)	(20,488)	(19,836)	(40,787)	(21,443)
Net loss per common share (basic and diluted) (a)(d)	(0.22)	(0.21)	(0.42)	(0.22)

	Predecessor XO

	Quarter ended 2002

	March 31,	June 30,	September 30,	December 31,

Revenue	$333,405	$325,480	$301,526	$299,442
Cost of service	140,367	134,346	126,215	121,996
Loss from operations (b)	(182,663)	(176,771)	(673,001)	(176,463)
Net loss before cumulative effect of accounting change	(299,028)	(346,133)	(695,209)	(169,822)
Net loss (c)	(2,175,654)	(346,133)	(695,209)	(169,822)
Net loss applicable to common shares	(2,198,480)	(286,851)	(695,209)	(169,822)
Net loss per common share (basic and diluted) (c)(d)	(4.97)	(0.65)	(1.57)	(0.39)

a.	Fourth quarter of 2003 includes a $33.5 million realized investment gain.

b.	In the third quarter of 2002, loss from operations includes a non-cash asset write down totaling $477.3 million.

c.	In the first quarter of 2002, net loss includes a $1,876.6 million impairment charge to write-off all of XO’s goodwill as a cumulative effect of accounting change, pursuant to SFAS No. 142.

d.	For the year 2003, the net loss per share data has been calculated based on the shares outstanding subsequent to consummation of the Plan of Reorganization. For the year 2002, the net loss per share data has been calculated based on the shares outstanding of the Company’s pre-petition class A and class B common stock prior to the consummation of its Plan of Reorganization.

20.	RELATED PARTY TRANSACTIONS

      Various entities controlled by Mr. Icahn hold the following interests in XO:

	Outstanding Common	Series A, B and
	Stock	C Warrants	Credit Facility

	(unaudited)	(unaudited)	(unaudited)
At December 31, 2003	Greater than 80%	Greater than 40%	Greater than 90%
At January 31, 2004	Greater than 60%	Greater than 40%	Greater than 90%

      In addition, entities controlled by Mr. Icahn have acquired an option to purchase 6.25 million additional shares of XO’s New Common Stock from Franklin Mutual Advisors, LLC at a strike price of $4.25 per share which expires June 21, 2004. After closing the Rights Offering in January 2004, Mr. Icahn’s ownership interest in our outstanding common stock was reduced to over 60% (unaudited).

      As a result of his majority ownership, Mr. Icahn can elect all of our directors, appoint the members of the committees of our Board of Directors, appoint key members of our executive management team, and appoint our auditors. Currently, Mr. Icahn is Chairman of the Board of Directors and three employees of Icahn Associates sit on the Board of Directors and various Committees of the Board of Directors. Under applicable law and XO’s Certificate of Incorporation and by-laws, certain action cannot be taken without the approval of holders of a majority of our voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all our assets, and amendments to our Certificate of Incorporation and by-laws.

      Mr. Icahn, through various entities that he owns or controls, has the right to require XO to register, under the Securities Act of 1933, shares of New Common Stock held by such entities and to include shares of New Common Stock held by them in certain registration statements filed by XO, pursuant to a Registration Rights Agreement approved by the Bankruptcy Court in connection with XO Parent’s Chapter 11 proceedings.

      In February 2003, Dixon Properties, LLC (“Dixon”), which is controlled by Mr. Icahn, acquired ownership of the building in which XO headquarters is located in a transaction that was approved by the Bankruptcy Court. XO currently leases approximately 170,000 square feet of space in that building. Pursuant to the assumed lease agreement, XO has paid $3.3 million in lease expense to Dixon for the year ended December 31, 2003 and XO is obligated to pay approximately $15.6 million to Dixon through the expiration of the initial term of the lease, which is November 30, 2007.

      XO has entered into a Tax Allocation Agreement, dated January 16, 2003, between XO and Starfire Holding Corporation (“Starfire”), the parent entity of the affiliated group of corporations controlled by Mr. Icahn. XO and Starfire intend to file consolidated returns during the period in which Mr. Icahn’s ownership of XO is equal to or greater than 80%, as required by the Internal Revenue Code. The Tax Allocation Agreement provides that Starfire will pay all consolidated federal income taxes on behalf of the Icahn consolidated group that includes XO, and XO will make payments to Starfire in an amount equal to the tax liability, if any, that it would have incurred if it were to file its own consolidated return separate and apart from Starfire. Upon the closing of the Rights Offering in January 2004, Mr. Icahn ownership percentage fell below 80% (unaudited). Consequently XO will no longer file as part of Icahn’s consolidated group after January 2004. Upon deconsolidation, the Tax Allocation Agreement generally provides that Starfire will reimburse XO each year going forward for the excess of XO’s actual income tax expense over the income tax that would have been owed if the net operating losses or other tax attributes used in prior periods by the Starfire consolidated group excluding XO, if any, were still available to XO.

      The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. For the year ended December 31, 2003, the total revenue recognized on such services affiliated with Mr. Icahn was approximately $0.4 million. The Company has purchased approximately $0.3 million in services from Icahn affiliates during 2003. During 2003, XO purchased approximately $1.1 million in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO director, is Mr. Michael Dell’s, the Chief Executive Officer of Dell Computers, brother.

21.	COMMITMENTS AND CONTINGENCIES

Operating Commitments

      The Company is leasing premises under various noncancelable operating leases for administrative space, building access, and other leases, which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. The lease agreements have various expiration dates and renewal options through 2029. The Company also has various noncancelable long-term contractual obligations associated with maintenance and service agreements.

      Future minimum lease commitments required under noncancelable operating leases and contractual obligations are as follows (dollars in thousands):

		Other
	Operating	long-term
	lease	contractual
Year Ending December 31,	obligations	obligations

2004	$60,623	$53,974
2005	57,974	33,768
2006	53,269	24,484
2007	49,159	23,451
2008	38,823	23,048
Thereafter	188,084	96,811

Total minimum commitments	$447,932	$255,536

      Rent expense for cancelable and noncancelable leases totaled approximately $54.0 million, $76.4 million, and $100.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. The minimum lease payments noted above have not been reduced for sublease income totaling approximately $6.1 million at December 31, 2003.

Capital Leases

      Network assets under capital leases totaled approximately $1.4 million and $16.3 million as of December 31, 2003 and 2002, respectively, and are included in telecommunications networks in property and equipment. Depreciation on leased assets of $0.4 million and $2.0 million for the years ended

December 31, 2003 and 2002, respectively, is included in depreciation expense. Future minimum lease payments under capital lease obligations as of December 31, 2003 are as follows (dollars in thousands):

Year Ending December 31,

2004	$2,809
2005	2,668
2006	2,416
2007	1,733
2008	277
Thereafter	—

Total minimum capital lease payments	9,903
Less: imputed interest	(2,722)
Less: current portion of capital lease obligations	(1,660)

Long-term portion of capital lease obligation	$5,521

      The Company provides intercity transport primarily through five year leases of wavelength capacity that are paid for at the beginning of the term. The first of these leases expires in 2006. At that time, XO will either renew these leases or light its intercity fiber network, either of which will be a substantial capital expenditure.

Legal Proceedings

      XO is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort, and employment matters, which arise in the ordinary course of business. In addition, disputes with respect to general unsecured claims and two administrative expense claims against XO Parent in the aggregate amount of approximately $23.0 million remain pending from the XO Parent Chapter 11 proceedings. In accordance with SFAS No. 5, “Accounting for Contingencies,” XO makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. XO believes it has adequate provisions for any such matters. XO reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, XO believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Unfunded Affiliate Pension Obligation (Unaudited)

      As affiliates of Mr. Icahn held over 80% of the outstanding New Common Stock of XO Parent at December 31, 2003, applicable pension and tax laws made each member of a plan sponsor’s “controlled group” (generally defined as entities in which there is at least an 80% common ownership interest) jointly and severally liable for certain pension plan obligations of the plan sponsor. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, (the “PBGC”) against the assets of each member of the plan sponsor’s controlled group.

      As a result of the reduction to less than 80% ownership interest in XO Parent by Mr. Icahn’s affiliates after the Rights Offering, XO Parent and its subsidiaries will no longer be subject to the pension liabilities of any entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%.

22.	SUBSEQUENT EVENTS (Unaudited)

Acquisition of Assets of Allegiance Telecom, Inc.

      On February 19, 2004, the United States Bankruptcy Court for the Southern District of New York approved the Asset Purchase Agreement by and between XO Parent and Allegiance Telecom, Inc., or (“Allegiance”), pursuant to which XO Parent has agreed to acquire substantially all of the assets of Allegiance for approximately $311.0 million in cash and approximately 45.4 million shares of New Common Stock. Governmental approval should occur prior to, or shortly after the second quarter of 2004. At that point in time, the two companies will operate under a management agreement whereby the combined management team will exercise day to day operating control over the assets and operations to be acquired from Allegiance. The acquisition of the Allegiance assets should be consummated during the third quarter of 2004 after all other federal and state regulatory approvals are obtained. While the Company believes the approvals will be forthcoming, there can be no assurance that XO will obtain the governmental approvals and clearances required to consummate the acquisition of the Allegiance assets.

      The Allegiance assets consist primarily of:

•	switching and routing equipment, located both in current Allegiance facilities and in facilities operating by one or more incumbent local exchange carriers;

•	physical points of presence in the form of network operations centers, data centers, central offices, and sales offices located in 36 major metropolitan areas;

•	customer and sales agreements that constitute a majority of Allegiance’s voice and data revenues;

•	leased intercity and metro fiber network capacity that is both redundant to and expansive of XO’s current network; and

•	billing, provisioning, and other back-office information technology platforms.

Rights Offering

      As part of its Plan of Reorganization, XO Parent agreed to initiate a Rights Offering that allowed certain holders of claims and interests in XO Parent as of the November 15, 2002 record date to subscribe for up to 40.0 million shares of New Common Stack at $5.00 per share. The Rights Offering closed on January 5, 2004. An aggregate of 39.7 million shares were issued, yielding net proceeds of $197.6 million. The proceeds were used to reduce its outstanding debt and accrued interest under the Credit Facility from $536.8 million to $339.2. See also Note 2.

XO Communications, Inc.

Schedule II — Consolidated Valuation and Qualifying Accounts
For The Years Ended December 31, 2003, 2002 and 2001

Predecessor XO

		Additions
	Beginning	charged to		Balance
(dollars in thousands)	Balance	expense	Reductions	Ending

Allowance for doubtful accounts
2001	$20,999	$45,757	$(34,264)	$32,492
2002	$32,492	$53,631	$(49,093)	$37,030
Restructuring accrual
2001 (a)	$—	$509,202	$(383,429)	$125,773
2002 (b)	$125,773	$480,168	$(526,951)	$78,990

(a)	Only $16.6 million of the reduction in the 2001 restructuring accrual was for cash payments. The balance was associated with the write down for the excess of carrying value of assets to be sold or abandoned and was applied to those assets.

(b)	Only $49.7 million of the reduction in 2002 restructuring accrual was for cash payments. The balance was associated with the non-cash asset write down resulting from an agreement with Level 3 to amend various agreements relating to XO’s Level 3 intercity fiber network facilities.

Reorganized XO

			Additions
	Beginning	Reorganization	charged to		Ending
(dollars in thousands)	Balance	Adjustments	expense	Reductions	Balance

Allowance for doubtful accounts
2003	$37,030	$—	$29,998	$(34,042)	$32,986
Restructuring accrual
2003 (c)	$38,725	$26,809	$11,618	$(17,176)	$59,976

(c)	The beginning balance was reduced to its net present value when we implemented fresh start.

S-1