Form 10-Q
period 2004-03-31
XO COMMUNICATIONS INC
filed 2004-05-10
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30900

XO Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1983517 (I.R.S. employer identification no.)

11111 Sunset Hills Road
Reston, Virginia 20190
(Address of principal executive offices, including zip code)
(703) 547-2000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.). YES [X] NO [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [  ]

     As of May 3, 2004, the number of shares of common stock of XO Communications, Inc. issued and outstanding was 136,553,035 (excluding 45,380,000 shares of common stock deposited into escrow pending the consummation of our acquisition of the assets of Allegiance Telecom, Inc.).

XO Communications, Inc. and Subsidiaries
Index to Form 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$370,515	$478,560
Marketable securities	26,292	42,052
Accounts receivable, net of allowance for doubtful accounts of $39,582 at March 31, 2004 and $32,986, at December 31, 2003, respectively	97,034	93,958
Other current assets	46,902	12,421

Total current assets	540,743	626,991
Property and equipment, net	491,715	485,984
Broadband wireless licenses and other intangibles, net	102,974	109,515
Other assets, net	83,354	42,675

Total assets	$1,218,786	$1,265,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,737	$63,064
Accrued liabilities	199,123	208,353

Total current liabilities	264,860	271,417
Long-term debt and accrued interest payable	345,882	536,791
Other long-term liabilities	74,036	76,532

Total liabilities	684,778	884,740
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: none issued	—	—
Warrants and common stock, par value $0.01 per share, 1,000,000,000 shares authorized:136,526,785 and 96,274,140 shares issued and outstanding on March 31, 2004 and December 31, 2003, respectively	683,134	482,440
Subscription rights exercised, 32,503,234 shares authorized: none issued and outstanding	—	162,516
Subscription rights receivable, 32,503,234 shares authorized: none issued and outstanding	—	(162,516)
Deferred compensation	(850)	(839)
Accumulated other comprehensive income	2,772	1,378
Accumulated deficit	(151,048)	(102,554)

Total stockholders’ equity	534,008	380,425

Total liabilities and stockholders’ equity	$1,218,786	$1,265,165

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2004	2003
Revenue	$260,945	$286,093
Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	109,961	107,506
Selling, operating, and general	168,553	166,235
Depreciation and amortization	25,697	26,367

Total costs and expenses	304,211	300,108

Loss from operations	(43,266)	(14,015)
Investment income, net	1,376	3,210
Interest expense, net	(6,604)	(9,683)

Net loss	$(48,494)	$(20,488)

Net loss per common share, basic and diluted	$(0.37)	$(0.22)

Weighted average shares, basic and diluted	129,406,599	95,000,001

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(48,494)	$(20,488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,697	26,367
Accrual of interest	6,704	9,897
Stock-based compensation	129	—
Non-cash loss on sale of investments	328	—
Changes in assets and liabilities:
Accounts receivable	(3,076)	15,176
Other assets	(8,340)	982
Accounts payable	3,253	(4,586)
Accrued liabilities	(11,068)	(3,158)

Net cash provided by (used in) operating activities	(34,867)	24,190
INVESTING ACTIVITIES:
Capital expenditures, net	(25,395)	(21,377)
Acquisition payments	(66,821)	—
Sales of marketable securities and investments	16,825	30,825
Purchases of marketable securities and investments	—	(58,693)

Net cash provided by (used in) investing activities	(75,391)	(49,245)
FINANCING ACTIVITIES:
Repayments of capital leases	(370)	(219)
Repayments of long term debt	(197,612)	—
Proceeds from issuance of common stock	197,612	—
Proceeds from exercise of stock options	2,583	—

Net cash provided by (used in) financing activities	2,213	(219)
Net increase (decrease) in cash and cash equivalents	(108,045)	(25,274)
Cash and cash equivalents, beginning of period	478,560	314,038

Cash and cash equivalents, end of period	$370,515	$288,764

SUPPLEMENTAL DATA:
Cash paid for interest	$612	$213

See accompanying notes to condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation

     The condensed consolidated financial statements of XO Communications, Inc. (“XO Parent”) and its subsidiaries (together with its predecessors, collectively referred to as the “Company” or “XO”) are unaudited and have been prepared in accordance with guidelines established for interim financial statements by the Securities and Exchange Commission’s (the “Commission”) instructions to Form 10-Q and generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarterly period, or for the year ending December 31, 2004. In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of XO, included in its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”).

     (b) Principles of Consolidation

     The Company’s consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All inter-company accounts and transactions among consolidated entities have been eliminated.

     (c) Use of Estimates and Assumptions

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

     (d) Net Income (Loss) Per Share

     Net income (loss) per common share, basic and diluted, is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options and warrants are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statement of operations. As of March 31, 2004, the Company has options outstanding to purchase approximately 9.8 million shares of common stock of which 3.6 million are exercisable and exercisable warrants to purchase shares up to an additional 23.75 million shares of common stock that can further dilute investors, if exercised.

     (e) Stock-Based Compensation

     As allowed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS No. 148”), the Company has chosen to continue to account for compensation cost associated with its employee stock plan in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) adopting the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). Under this method, no compensation expense is recorded if stock options are granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the grant date.

If the Company had adopted the fair value method of accounting for its stock awards, stock-based compensation would have been determined based on the fair value for all stock awards at the grant date using a Black-Scholes pricing model and the following weighted average assumptions:

	Three months ended March 31,
	2004	2003
Expected volatility	75.0%	75.0%
Risk free interest rate	2.7%	2.6%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Fair value per share at grant date	$3.62	$2.85

     The Company’s pro forma net loss, and pro forma net loss per common share, basic and diluted, if the Company had used the fair value method would have been as follows (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2004	2003
Net loss, as reported	$(48,494)	$(20,488)
Add: Stock-based employee compensation expense included in net loss, as reported	129	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards, net of related tax effects	(1,874)	(4,038)

Pro forma net loss	$(50,239)	$(24,526)

Net loss per common share, basic and diluted – as reported	$(0.37)	$(0.22)

Net loss per common share, basic and diluted – pro forma	$(0.39)	$(0.26)

     The XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”) was adopted in January 2003. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The Company granted a total of 643,882 options during the quarter ended March 31, 2004.

     In June 2003, XO filed a registration statement covering the offer and sale of stock options and stock appreciation rights (“SARs”) to be granted in conjunction with the 2003 Employee Retention and Incentive Plan (the “Retention Plan”) for an aggregate award of 1.9 million shares of its common stock. During the quarter ended March 31, 2004, XO granted 324,720 options and 18,999 SARs under the Retention Plan.

     (f) Comprehensive Loss

     Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments. The following table reflects the Company’s calculation of comprehensive loss for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss applicable to common shares	$(48,494)	$(20,488)
Other comprehensive loss:
Net unrealized gains (losses) on investment	1,394	(198)

Comprehensive loss	$(47,100)	$(20,686)

2. PENDING BUSINESS COMBINATION

     On February 19, 2004, the United States Bankruptcy Court for the Southern District of New York approved the Asset Purchase Agreement entered into on February 18, 2004 between the Company, Allegiance Telecom, Inc. and Allegiance Telecom Company Worldwide (“Allegiance”). Allegiance and its direct and indirect subsidiaries had been in bankruptcy since May 14, 2003. Allegiance is a facilities-based national local exchange carrier that provides integrated telecommunications services to business, government and other institutional users in 36 major metropolitan areas across the United States. Allegiance’s service offerings include voice, data, and integrated communications services. Under the Asset Purchase Agreement, XO will purchase all of Allegiance’s local exchange carrier businesses (the “Acquired Businesses”) for approximately $311.0 million of cash and 45.4 million shares of XO common stock. The amount of cash consideration may be adjusted based on changes in the Acquired Businesses’ working capital, customer base, or assumed bankruptcy cure amounts, as provided in the Asset Purchase Agreement. XO will not acquire Allegiance’s customer premises installation and maintenance business, their shared hosting business, or their dedicated dial-up access service business.

     Upon the beginning of the bid process in February 2004, the Company placed into escrow a deposit of $30.0 million under a purchase price escrow agreement with Allegiance that served as an earnest money deposit on the purchase. Upon the receipt of certain regulatory approvals, on April 13, 2004 (the “Early Funding Date”) the Company placed into escrow the additional cash consideration of $282.5 million and the common stock consideration for the purchase of the Acquired Businesses. On the Early Funding Date, XO entered into an operating agreement that allows it to manage and fund the Acquired Businesses. Closing under the Asset Purchase Agreement is anticipated to occur following the receipt of state regulatory approvals and the confirmation of Allegiance’s Plan of Reorganization which is currently expected to be in June 2004. Upon closing, the consideration in escrow will be distributed and XO will take title to the Acquired Businesses. The Company also purchased $36.4 million of unsecured Allegiance debt securities with a face value of $92.5 million during the first quarter of 2004. After Allegiance’s Plan of Reorganization is confirmed by the Bankruptcy Court and becomes effective, XO will be entitled to receive its pro rata share of the distribution made to unsecured creditors. Both the deposit and debt security payments are included in other long-term assets in the accompanying balance sheet.

     The consolidated results of Allegiance, as disclosed in their 10-K for the year ending December 31, 2003 and 2002 are shown in the table below. As noted above, XO will only be acquiring a substantial portion of the consolidated business. The information given below is presented for information purposes only and is not necessarily indicative of the results of future operations (dollars in thousands):

	December 31,
	2003	2002
Total assets	$1,135,521	$1,441,218
Total liabilities	1,448,992	1,397,494

	Year ending December 31,
	2003	2002
Revenues	$776,870	$770,982
Operating expenses	1,052,278	1,242,193
Net loss	(359,989)	(572,670)

3. MARKETABLE SECURITIES

     The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale as of March 31, 2004 and December 31, 2003, are as follows (dollars in thousands):

				Gross
			Gross	Unrealized
			Unrealized	Holding
	Fair Value	Cost Basis	Holding Gains	(Losses)
As of March 31, 2004
Equity securities	$14,281	$11,509	$6,562	$(3,790)
Debt securities	12,011	12,011	—	—

Total marketable securities	$26,292	$23,520	$6,562	$(3,790)

As of December 31, 2003
Equity securities	$30,041	$28,663	$3,001	$(1,623)
Debt securities	12,011	12,011	—	—

Total marketable securities	$42,052	$40,674	$3,001	$(1,623)

     Debt securities as of March 31, 2004 mature in 2007.

4. LONG-LIVED ASSETS

     XO’s long-lived assets include property and equipment, fixed wireless licenses, and identifiable intangible assets to be held and used. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of telecommunications networks and acquired bandwidth are 3 to 20 years and 5 to 7 years for furniture fixtures, equipment and other. These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. Costs of additions and improvements are capitalized and repairs and maintenance are charged to expense as incurred. Direct external and internal costs of constructing property and equipment are capitalized including interest costs related to construction.

     Property and Equipment

     Property and equipment consisted of the following components (dollars in thousands):

	March 31,	December 31,
	2004	2003
Telecommunications networks and acquired bandwidth	$414,969	$407,747
Furniture, fixtures, equipment, and other	87,641	77,783

	502,610	485,530
Less: accumulated depreciation	98,245	79,501

	404,365	406,029
Network construction-in-progress	87,350	79,955

	$491,715	$485,984

     Depreciation expense related to property and equipment for the three months ended March 31, 2004 and 2003 was $19.2 million and $19.9 million respectively. Assets classified as construction-in-progress are not being depreciated as they are not currently ready for their intended use.

     Broadband Wireless Licenses and Other Intangibles

     Broadband wireless licenses and other intangible assets consisted of the following components (dollars in thousands):

	March 31,	December 31,
	2004	2003
Broadband wireless licenses	$59,508	$59,508
Customer relationships	49,987	49,987
Internally developed technology	9,521	9,521

	119,016	119,016
Less: accumulated amortization	(32,704)	(26,163)

	86,312	92,853
XO Trade name – indefinite life asset	16,662	16,662

	$102,974	$109,515

     Amortization expense related to intangible assets for each of the three months ended March 31, 2004 and 2003 was $6.5 million. As of March 31, 2004, approximately $23.5 million of fixed wireless licenses are not being amortized as commercial services have not been deployed in the license’s geographic area.

5. RESTRUCTURING CHARGES

     As of March 31, 2004, the remaining restructuring accrual resulting from restructuring of the Company’s business operations initiated in prior years including divesting the Company’s European operations, reducing the Company’s discretionary spending, capital expenditure and workforce was $55.3 million, which relates primarily to payments due to landlords on exited leased facilities. The restructuring accrual has decreased from $60.0 million as of December 31, 2003, primarily due to $4.1 million in payments associated with exited leased facilities.

6. LONG-TERM DEBT

     The Company has a secured credit facility (the “Credit Facility”) which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At March 31, 2004, long-term debt of $339.2 million and $6.7 million of accrued interest that, if not paid, converts to principal, was outstanding on the Credit Facility. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25 million, at the request of the lender, the Company will pay an amount equal to 50% of such excess cash flow greater than $25 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes, depreciation and amortization to interest expense for the four consecutive quarters exceeds 4:1, XO would be required to pay cash interest, unless waived by the lenders.

     The security for the Credit Facility consists of all assets of XO Parent, including the stock of its direct and indirect subsidiaries, and the assets of virtually all of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and maximum capital expenditures. The Company was required to achieve a minimum consolidated EBITDA loss of not more than $12.0 million for the quarter ended March 31, 2004. Prior to the end of the first quarter of 2004, the lender waived the applicability of the minimum consolidated EBITDA covenant for the two fiscal quarters ending March 31, 2004 and June 30, 2004. Actual consolidated EBITDA loss for the quarter ended March 31, 2004 was $17.6 million. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25 million at the end of March 31, 2004 and each fiscal quarter thereafter during the term.

     At March 31, 2004, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors (“Mr. Icahn”). As discussed above, the Company is not required to pay cash interest accrued on the principal amount under the Credit Facility until it meets certain financial ratios; however, the Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At March 31, 2004, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 7.5%.

7. STOCKHOLDERS’ EQUITY

     Pursuant to the Company’s Certificate of Incorporation, the Company has the authority to issue 1,000.0 million shares of Common Stock and 200.0 million shares of undesignated preferred stock. As of March 31, 2004, approximately 136.5 million shares of its Common Stock had been issued, more than 60% of which were owned by entities controlled by Mr. Icahn.

     The Company initiated a rights offering (the “Rights Offering”) during the fourth quarter of 2003 offering 40.0 million shares of its common stock at a price of $5.00 per share. The Rights Offering closed on January 5, 2004. An aggregate of 39.7 million shares were issued, yielding net proceeds of

$197.6 million. Subsequent to closing, these net proceeds were used to pay down the Company’s Credit Facility.

8. OPERATING SEGMENTS

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

     Products and Services

     The Company classifies its products and services revenues offered by its communications services segment into voice services, data services, integrated voice and data services, and other services (dollars in thousands):

	Three months ended
	March 31,
	2004	2003
Voice services	$130,921	$150,723
Data services	92,949	101,977
Integrated voice and data services	37,075	33,393

Total revenue	$260,945	$286,093

9. RELATED PARTY TRANSACTIONS

     Various entities controlled by Mr. Icahn hold the following interests in XO:

Outstanding
	Common Stock	Warrants	Credit Facility
At December 31, 2003	Greater than 80%	Greater than 40%	Greater than 90%
At March 31, 2004	Greater than 60%	Greater than 40%	Greater than 90%

     In addition, entities controlled by Mr. Icahn have acquired an option to purchase 6.25 million additional shares of XO’s Common Stock from Franklin Mutual Advisors, LLC at a strike price of $4.25 per share, which expires June 21, 2004.

     As a result of his majority ownership, Mr. Icahn can elect all of our directors, appoint the members of the committees of our Board of Directors, appoint key members of our executive management team, and appoint our auditors. Currently, Mr. Icahn is Chairman of the Board of Directors and three employees of Icahn Associates also sit on the Board of Directors and various Committees of the Board of Directors. Under applicable law and XO’s Certificate of Incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of our voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all our assets, and amendments to our Certificate of Incorporation and by-laws.

     Mr. Icahn, through various entities that he owns or controls, has the right to require XO to register, under the Securities Act of 1933, shares of XO’s Common Stock held by such entities and to include shares of XO’s Common Stock held by them in certain registration statements filed by XO.

     Dixon Properties, LLC (“Dixon”), which is controlled by Mr. Icahn, owns the building in which XO’s headquarters is located. XO currently leases approximately 170,000 square feet of space in that building. Pursuant to the lease agreement, XO has paid $1.0 million in lease rent to Dixon for the quarter ended March 31, 2004 and XO is obligated to pay approximately $14.7 million to Dixon through the expiration of the initial term of the lease, which is November 30, 2007.

     XO has entered into a Tax Allocation Agreement, dated January 16, 2003, between XO and Starfire Holding Corporation (“Starfire”), the parent entity of the affiliated group of corporations controlled by Mr. Icahn. XO and Starfire will file consolidated returns during the period in which Mr. Icahn’s ownership of XO was equal to or greater than 80%, as required by the Internal Revenue Code. Upon the closing of the Rights Offering in January 2004, Mr. Icahn’s ownership percentage fell below 80%. Consequently, XO will no longer be included as part of Starfire’s consolidated group after January 2004. Upon deconsolidation, the Tax Allocation Agreement generally provides that Starfire will reimburse XO each year going forward for the excess of XO’s actual income tax expense over the income tax that would have been owed if the net operating losses or other tax attributes used in prior periods by the Starfire consolidated group excluding XO, if any, were still available to XO.

     The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. For each of the quarters ended March 31, 2004 and 2003, the total revenue recognized on such services affiliated with Mr. Icahn was approximately $0.2 million. During the quarters ended March 31, 2004 and 2003, the Company has purchased approximately $0.3 million and $0.2 million, respectively, in services from Icahn affiliates. During the quarter ended March 31, 2004, the Company purchased $0.1 million in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO director, is the brother of Mr. Michael Dell, the Chairman and Chief Executive Officer of Dell Computers.

10. COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

     XO is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort, and employment matters, which arise in the ordinary course of business. In addition, disputes with respect to general unsecured claims and two administrative expense claims against XO in the aggregate amount of approximately $23.0 million remain pending from XO’s 2002 Chapter 11 proceedings. In accordance with SFAS No. 5, “Accounting for Contingencies,” XO makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. XO believes it has adequate provisions for any such matters. XO reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, XO believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

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

     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the “Liquidity Assessment” discussions set forth below and the “Risks and Uncertainties” discussion and the “Risk Factors” section of our 2003 Annual Report, including, but not limited to:

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

     With the acquisition of substantially all of Allegiance’s network assets and customer base discussed below, XO will become one of the nation’s largest competitive independent providers of national local telecommunications and broadband services. The company will own one of the largest network of nationwide connections to the RBOCs’ networks, more than any other competitive local exchange carrier, or CLEC, and will double its Points of Presence (PoPs) within the 36 metropolitan areas where both XO and Allegiance operate. We believe that this extensive network will allow the combined company to (i) improve delivery of service to customers (ii) reduce network costs (iii) improve operating results and (iv) improve our ability to compete with other companies in the nationwide local telecommunications services market.

Recent Events

     Announcement of Acting Chief Financial Officer appointment

     On April 14, 2004, we announced that we had appointed William Garrahan as Acting Chief Financial Officer. Mr. Garrahan replaces Wayne Rehberger, who has taken the position of Chief Operating Officer of XO. From July 2001 to March 2004, Mr. Garrahan served as our Vice President and Senior Vice President, Corporate Development and Strategic Planning. From September 1996 to February 2001, he was Senior Vice President with Lehman Brothers in its equity research department.

     Pending Business Combination

     On February 19, 2004, the United States Bankruptcy Court for the Southern District of New York approved the Asset Purchase Agreement by and between XO, Allegiance Telecom, Inc. and Allegiance Telecom Company Worldwide, collectively referred to as Allegiance. Allegiance and its direct and indirect subsidiaries had been in bankruptcy since May 14, 2003. Allegiance is a facilities-based national local exchange carrier that provides integrated telecommunications services to business, government and other institutional users in 36 major metropolitan areas across the United States. Allegiance’s service offerings include voice, data, and integrated communications services. Under the Asset Purchase Agreement, XO will purchase all of Allegiance’s local exchange carrier businesses, referred to as the Acquired Businesses, for approximately $311.0 million in cash and 45.4 million shares of XO common stock. The amount of cash consideration may be increased or decreased, based on changes in the Acquired Businesses’ working capital, customer base, or assumed bankruptcy cure amounts, provided in the Asset Purchase Agreement. We currently estimate that the purchase price could increase by as much as $25.0 million based on the resolution of certain outstanding items. XO will not acquire Allegiance’s customer premises installation and maintenance business, their shared hosting business, or their dedicated dial-up access service business.

     The assets of the Acquired Businesses consist primarily of:

•	switching and routing equipment, located both in current Allegiance facilities and in facilities operating by one or more incumbent local exchange carriers;

•	physical points of presence in the form of network operations centers, data centers, central offices, and sales offices located in 36 major metropolitan areas;

•	customer and sales agreements and receivables that constitute a majority of Allegiance’s voice and data revenues;

•	leased intercity and metro fiber network capacity that is both redundant to and expansive of XO’s current network; and

•	billing, provisioning, and other back-office information technology platforms.

     Upon the beginning of the bid process, in February 2004 we placed into escrow a deposit of $30.0 million under a purchase price escrow agreement with Allegiance that served as an earnest money deposit on the purchase. Upon the receipt of specified regulatory approvals, on April 13, 2004, the Early Funding Date, we placed into escrow the additional cash of $282.5 million and the common stock consideration for the purchase of the Acquired Businesses. On the Early Funding Date, we entered into an operating agreement that allows us to manage and fund the Acquired Businesses. Closing under the Asset Purchase Agreement is anticipated to occur following state regulatory approvals and the confirmation of Allegiance’s Plan of Reorganization, which we currently expect to occur in June 2004. Upon closing, the consideration in escrow will be distributed and we will take title to the Acquired Businesses.

Comparison of Financial Results

     The operational results of XO for the three months ended March 31, 2004 are discussed below. Because the acquisition of Allegiance is expected to close in the second quarter of 2004, forward looking information for XO’s stand alone business is not deemed indicative of future trends and is not provided below. However, forward looking information with respect to the combined company of XO and Allegiance is discussed at the end of the financial results analysis. Our actual experience may differ materially from our projections of the combined company, based on many factors including, among others:

•	there are inherent uncertainties in projecting future results for any business, and we have only been managing the Acquired Businesses since April 13, 2004 under the terms of an operating agreement approved by the Bankruptcy Court, which further limits our ability to make accurate projections;

•	we may not successfully integrate the Acquired Businesses as efficiently as expected; and

•	while Allegiance’s consolidated financial position and results of operations have been audited, stand alone financial information with respect to the Acquired Businesses is not audited.

     Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003

     Revenue. Total revenue for the three months ending March 31, 2004 decreased 8.8% to $260.9 million from $286.1 million in the same period of 2003. Customer churn of 2.4% during 2003 exceeded acquisition revenue, particularly in the carrier customer base due to downsizing network requirements and competitive pricing pressures. Revenue for the three months ended March 31, 2004, was relatively consistent with revenue for the three months ended December 31, 2003 of $261.0 million, as commercial offerings to middle market businesses have begun to show slight growth.

     Based on our preliminary review and analyses and our initial role in managing Allegiance, we believe that on a pro forma basis, the annualized revenue of the combined company will be approximately $1.5 billion. If current business and industry trends continue, we would expect that the revenue for the combined company will be relatively stable during the year following the acquisition, although it may fluctuate quarter to quarter. This projection could be negatively impacted if we do not successfully integrate the Acquired Businesses’ customers, billing systems and sales forces.

     Revenue for XO services was earned from providing the following services (dollars in thousands):

	Three months ended March 31,
		% of		% of
	2004	Revenue	2003	Revenue	% Change
Voice services	$130,921	50.2%	$150,723	52.7%	(13.2%)
Data services	92,949	35.6%	101,977	35.6%	(8.9%)
Integrated voice and data services	37,075	14.2%	33,393	11.7%	11.0%

Total revenue	$260,945	100.0%	$286,093	100.0%	(8.8%)

     Voice services revenue includes revenue from local and long distance voice services, prepaid calling card processing, and other voice telecommunications based services, interactive voice response services and stand-alone long distance services. Voice services revenue in the first quarter of 2004 decreased to $130.9 million from $150.7 million for the same period of 2003 but was relatively stable with fourth quarter 2003 results of $131.6 million. The year over year decrease is primarily attributable to carrier customer declines driven by churn from competitive pricing pressures. In addition, as costs for services declined we reduced our prices for certain services. Finally, the FCC mandated certain rate reductions in carrier access billings.

     Data services revenue includes revenue from Internet access, network access and web applications hosting services. Data services revenue in the first quarter of 2004 decreased to $92.9 million from $102.0 million for the same period of 2003 but was relatively stable with fourth quarter 2003 results of $92.4 million. The majority of the year over year decline was attributable to carrier customer churn due to network downsizing.

     Integrated voice and data services revenue is generated largely from our XOptions service offerings, a flat-rate bundled package offering a combination of voice and data services. Integrated voice and data services in the first quarter of 2004 increased to $37.1 million from $33.4 million for the same period in 2003, but was relatively stable with fourth quarter 2003 results of $37.0 million.

     Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Three months ended March 31,
		% of		% of
	2004	Revenue	2003	Revenue	% Change
Costs and expenses:
Cost of service	$109,961	42.1%	$107,506	37.6%	2.3%
Selling, operating and general	168,553	64.6%	166,235	58.1%	1.4%
Depreciation and amortization.	25,697	9.8%	26,367	9.2%	(2.5%)

Total	$304,211		$300,108		1.4%

     Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service for the three months ended March 31, 2004 increased in absolute dollars and increased as a percentage of revenue compared to the same period in 2003. The absolute dollar increase is due to increased customer volume. The increase as a percentage of revenue was due primarily to reduced revenue resulting from pricing reductions discussed above with no offsetting direct expense reductions.

     Based on our preliminary review and analyses and our initial role in managing the Acquired Businesses we believe that, on a pro forma basis, cost of service as a percentage of revenue for the combined company will increase initially, since the Acquired Businesses has a higher cost of service as a percentage of revenue than XO. We believe that if our integration of the combined company’s networks succeeds as expected, that this percentage will decrease thereafter and should approximate XO historical levels by the end of 2004. We estimate a potential benefit of approximately $60.0 million in annual cost of service expense synergies if our integration efforts are successful. Cost of service as a percentage of revenue will be adversely impacted if we do not successfully integrate the Allegiance networks and systems in a timely manner.

     Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense for the quarter ended March 31, 2004 was $168.6 million or 64.6% of revenue compared to $166.2 million or 58.1% of revenue for the quarter ended March 31, 2003. Selling, operating and general expense increased in absolute dollars due to increased levels of temporary contract labor required to fully implement new back office systems and procedures, offset by savings from headcount reductions in the network operations, sales and information technology groups, and the renegotiation of certain contracts. The increase in selling, operating and general expense as a percentage of revenue for the quarter ended March 31, 2004 when compared to the percentage for fiscal 2003 results is due to the large reduction of revenues due to price reductions discussed above, with no associated offsetting direct expense reductions.

      Based on our preliminary review and analyses and our inital role in managing the Acquired Businesses, on a pro forma basis we expect that selling, operating and general expense for the combined company will increase in absolute dollars, but decrease as a percentage of revenue by the end of 2004 as we integrate the organizations. We estimate a potential benefit of approximately $100.0 million in annual selling, operating and general expense synergies if our integration efforts are successful. This projection would be adversely affected if we do not successfully integrate the Acquired Businesses.

     Depreciation and amortization. Depreciation expense decreased to $19.2 million for the three months ended March 31, 2004, compared to $19.9 million for the same period in 2003. The decrease is due to certain IT systems becoming fully depreciated in late 2003. Amortization expense includes the amortization of fixed wireless licenses and other intangible assets with definite useful lives. Total amortization expense remained constant at $6.5 million for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, we had approximately $87.4 million of construction-in-progress plus $23.5 million of fixed wireless licenses that are not currently ready for their intended use or placed into service and, accordingly, are not currently being depreciated or amortized.

     Depreciation and amortization expense will increase, as the Acquired Businesses include a significant amount of fixed assets. In addition, as we will apply SFAS 141, “Business Combinations”, we may identify intangibles within the Acquired Businesses not previously recorded by Allegiance.

     Investment income, net. Investment income for the three months ended March 31, 2004 decreased to $1.4 million from $3.2 million for the same period in 2003. The decrease in investment income is due primarily to reduced interest rates on lower invested balances.

     Interest expense, net. Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized for construction efforts. The majority of interest expense in 2004 is non-cash as the Credit Facility allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the quarter ended March 31, 2004 and 2003 was $6.6 million and $9.7 million, respectively. The significant reduction for 2004 was due to the repayment of outstanding principal under the Credit Facility with the proceeds of the Rights Offering in January 2004. During the three months ended March 31, 2004 and 2003, XO capitalized interest on construction costs of $0.9 million and $0.7 million, respectively.

Critical Accounting Policies

     Our significant accounting policies are more fully described in the notes to the consolidated financial statements in our 2003 Annual Report. The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. Management believes the following critical accounting policies represent the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

     Long-Lived Assets

     Our long-lived assets include property and equipment, fixed wireless licenses, and identifiable intangible assets to be held and used. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of telecommunications networks and acquired bandwidth are 3 to 20 years and 5 to 7 years for furniture fixtures, equipment and other. These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. This latter assessment is significant because we operate within an industry in which new technological changes could render some or all of our network related equipment obsolete requiring application of a shorter useful life or, in certain circumstances, a write-off of the entire value of the asset. Accordingly, in making this assessment, we consider our planned use of the assets, the views of experts both from internal and outside sources regarding the impact of technological advances and trends in the industry on the value and useful lives of our network assets. Costs of additions and improvements are capitalized and repairs and maintenance are charged to expense as incurred. Direct external and internal costs of constructing property and equipment are capitalized including interest costs related to construction.

     Investments in broadband wireless licenses are amortized over the license period of 10 years as determined by the Federal Communications Commission. In order to receive an extension on the original license term from the FCC, we are required to show substantial service in the license area within ten years of being licensed. Failure to meet this requirement could result in forfeiture of the license. Approximately $23.5 million in book value of these licenses have not yet been placed into service. Had these licenses been in service during the first quarter of 2004, amortization expense would have increased by approximately $1.1 million. If we fail to show substantial service in the licensed geographic area at the end of the original ten year period and are not granted an extension or renewal from the FCC, we would forfeit the right to offer such services in that market, and write-off the impaired asset. XO is evaluating recent improvements in the price and performance of broadband wireless equipment, and is developing a plan to meet the FCC’s substantial service test in all its licensed areas before the licenses are due for renewal proceedings.

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

     We establish an allowance for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expenses. We assess the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We can and have experienced material changes to our reserve requirements on a month to month basis as significant customers have in the past unexpectedly filed for bankruptcy or otherwise became insolvent. We believe that our established valuation allowances were adequate as of March 31, 2004. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known.

     Cost of Service

     Cost of service includes expenses directly associated with providing telecommunications services to customers, including, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for local access and transport services. All such costs are expensed as incurred. We accrue for the expected costs of services received from third party telecommunications providers during the period the services are rendered. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. We accrue for all invoiced amounts, even amounts in dispute, as these amounts represent contingent liabilities that are considered probable and measurable. Disputes resolved in our favor may reduce cost of service in the period the dispute is settled and typically reflect costs paid in prior periods. As the period of time required to resolve these types of disputes often lapses over several quarters, the benefits associated with the favorable resolution of such disputes normally are realized in periods subsequent to the accrual of the disputed invoice.

Liquidity and Capital Resources

     Capital Resources and Liquidity Assessment

     During the quarter ended March 31, 2004, our operating activities used net cash of $34.9 million, our investing activities used net cash $75.4 million, and our financing activities provided net cash of $2.2 million. Our balance of cash and cash equivalents decreased to $370.5 million at March 31, 2004 from $478.6 million at December 31, 2003.

     On April 14, 2004, we transferred the final cash installment of $282.5 million into an escrow account as part of the total consideration for the Acquired Businesses. After the acquisition, we expect that the combined company will continue to use cash for operating and investing activities, but at a reduced rate as compared to our first quarter results.

     Based on current trends, our preliminary review and analyses, and our initial management of the Acquired Businesses, after funding the Allegiance acquisition, we believe we have sufficient cash to fund our needs through to the point we expect to become free cash flow positive, in 2005. However, our cash could be negatively impacted if there is a material purchase price adjustment, if we are not successful in properly integrating XO and the Acquired Businesses in a timely manner, if we see unexpected customer losses during the integration period, if integration costs are higher than expected or if there are further downturns in the industry or the economy. In addition, we continue to investigate potential acquisitions to add additional scale and synergies to our business. Effecting any such acquisitions would likely require additional cash. For all of these reasons we are currently considering raising additional capital through the issuance of debt and/or equity securities.

     We raised net proceeds of $197.6 million in January 2004 upon the consummation of our Rights Offering, and applied these proceeds to the outstanding balance on the credit facility, reducing the amount outstanding from $536.8 million as of December 31, 2003 to $339.2 million. We have no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions of the principal amount outstanding under the Credit Facility do not commence until 2009. There are no additional borrowings available under our Credit Facility. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, XO will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of our consolidated earnings before interest, taxes depreciation and amortization for the four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders.

     Our Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements and maximum capital expenditures. The Company was required to achieve a minimum consolidated EBITDA loss of not more than $12.0 million for the quarter ended March 31, 2004. Prior to the end of the first quarter of 2004, the lender waived the applicability of the minimum consolidated EBITDA covenant for the two fiscal quarters ending March 31, 2004 and June 30, 2004. Actual consolidated EBITDA loss for the quarter ended March 31, 2004 was $17.6 million. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25.0 million at the end of March 31, 2004 and each fiscal quarter thereafter during the term.

     Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. Although our trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. Several of these companies have filed for protection under Chapter 11 of the Bankruptcy Code. We believe that our established valuation and credit allowances are adequate as of March 31, 2004 to cover these risks.

Regulatory Overview

     Overview

     The Telecommunications Act of 1996, or the “Telecom Act”, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local telecommunications services throughout the United States by new competitive independent entrants such as us. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier - often a former subsidiary of AT&T known as an RBOC - which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services in most locations in the United States. The Regional Bell Operating Companies (RBOCs), following some recent consolidation, now consist of the following companies: BellSouth, Verizon, Qwest Communications and SBC Communications.

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

     The following is a summary of the interconnection and other rights granted by the Telecom Act that are important for effective local service competition and our belief as to the effect of the requirements, if properly implemented:

•	interconnection with the networks of incumbents and other carriers, which permits our customers to exchange traffic with customers connected to other networks;

•	local loop and transport unbundling, which allows us to selectively gain access at cost-based rates to incumbent carriers’ facilities and wires that connect the incumbent carriers’ central offices and/or customer premises, thereby enabling us to serve customers not directly connected to our networks;

•	reciprocal compensation, which mandates arrangements for local traffic exchange between us and both incumbent and competitive carriers and compensation for terminating local traffic originating on other carriers’ networks, thereby improving our margins for local service;

•	number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to our local voice services;

•	access to phone numbers, which mandates assignment of new telephone numbers to our customers, thereby enabling us to provide telephone numbers to new customers on the same basis as incumbent carriers; and

•	collocation of telecommunications equipment in incumbent carrier central offices, which enables us to have direct access to unbundled loops and other network elements and facilitates for efficient integration with our switching and other network facilities.

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

Unbundling of Incumbent Network Elements

     On August 21, 2003, the FCC released its Triennial Review Order (“TRO”). Under the TRO, our ability to obtain access to certain unbundled network elements (“UNEs”) and incumbent network upgrades may be curtailed or more costly in the future. Also, the TRO delegated to the states the overall responsibility for deciding whether certain unbundled elements should remain available to competitors like us in local markets of each of the respective states. Delegation of these determinations created the risk that some states may decide to limit or eliminate certain unbundled network elements to which we have access today and that we would be faced with different sets of rules and costs if states issue inconsistent decisions.

     The following Triennial Review Order matters directly impact us and many of our competitors:

•	Curtailed Access to Broadband: The TRO adopted new rules that, for certain very small customers restrict competitive carriers from leasing as unbundled elements certain upgrades that the incumbent carriers make to their networks, such as the deployment of new optical fiber or upgrades from copper to optical fiber. For example, a new fiber loop to a very small customer that replaces an existing copper loop could be exempt from unbundling, except that incumbents must continue to unbundle the pre-existing copper loop or provide a voice channel for us on the new fiber loops that is equivalent to the old copper loop. Although the imposition of any restrictions on our access to the incumbents’ broadband networks is not a favorable development for us, we believe that the adverse impact is partially mitigated by the fact that incumbents are required to continue to provide us with basic access to those facilities that we currently lease from them to serve many of our customers.

•	Unbundled Local Loops: The Order made a general, national finding that, with the exception of optical carrier (“OC”) level loops, competitive carriers should have access to unbundled loops of the incumbent carriers at cost-based rates. The states, however, may remove competitive carriers’ access to certain non-OC level high capacity and unlit capacity loops based on the results of specified competitive analyses. Incumbent carriers will no longer be required to provide competitive carriers with access to OC level loops as UNEs. We believe that the net result of these changes will not have a significant impact on us because the access to the vast majority of unbundled loops that we use today will be preserved.

•	Unbundled Dedicated Transport: The TRO has changed the definition of “dedicated transport” in such a way that competitive carriers have to purchase certain transport facilities at higher rates. The TRO maintained unbundled access to many types of transport between incumbent facilities, such as transport between incumbent central offices, but it redefines dedicated transport to eliminate the unbundling of other transport. The TRO also sets forth a test that the states must follow in considering whether certain non-OC level high capacity transport should be available as UNEs in local markets within the states. The FCC also ruled that OC level transport would no longer be available as an unbundled element and that shared transport would be unavailable as an unbundled element in most business markets. We believe that it is likely that this determination will raise our costs for transport services in the future.

•	Enhanced Extended Links and Co-Mingling: The TRO enhances the ability of competitive carriers like us to obtain a combination of unbundled loop and transport elements known as

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

     Although the rules adopted by the FCC in the Triennial Review Order became effective on October 2, 2003, many of the requirements imposed by the FCC in the TRO were not self-executing. Accordingly, the FCC made clear that carriers must follow the change of law procedures in their applicable interconnection agreements to implement any TRO requirements that are not self-executing and that carriers must follow the procedures et forth in section 252(b) of the Telecom Act to modify interconnection agreements that are silent as to implementation of changes in law. We have been in negotiations with incumbent carriers to amend our interconnection agreements to implement relevant TRO requirements and to date have executed amendments in several states.

     Several carriers and other entities appealed the FCC’s TRO decision. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit in Washington, D.C. issued its opinion in United States Telecom Association v. FCC, No. 00-1012 (“USTA Decision”). In the USTA Decision, the court reversed and vacated many of the conclusions of the TRO. Specifically, the court found that the FCC improperly delegated to the states the overall responsibility for deciding whether certain unbundled elements should remain available to competitive carriers in each of the respective states. The FCC’s determination in the TRO that competitive carriers should have access to switching platform services as a UNE (“UNE-P”) was vacated by the court. The court also vacated the portions of the TRO which held that competitive carriers should have access to high capacity non-OC level unbundled dedicated transport at cost-based UNE rates. In addition, a number of RBOCs have taken the position that they believe the USTA Decision vacates portions of the TRO holding that competitors should have access to certain non-OC level high capacity loops at cost-based UNE rates although we disagree with this interpretation of the USTA Decision. If the RBOCs prevail on their position, our costs for purchasing high capacity local loops can be expected to increase depending on final determinations by regulatory agencies and/or the courts.

     XO does not rely on ILEC facilities to switch the majority of its customers’ traffic and, therefore, will not be affected by the court’s decision pertaining to UNE-P service. Additionally, with the pending acquisition of Allegiance and its hundreds of collocation sites, we believe XO will lease less unbundled dedicated transport facilities from the ILECs. We expect these factors to help mitigate the effects of any potential increases in the costs of leasing transport capacity that may result if the USTA decision is not further stayed or reversed. Finally, it is our position that incumbent carriers are required to make unbundled network elements impacted by the USTA Decision available at cost-based UNE rates under state and federal laws, independent of the TRO. The USTA Decision has been stayed by the U.S. Court of Appeals for the D.C. Circuit until June 15, 2004. Parties will seek review of the USTA Decision at the Supreme Court and will also seek a further stay of the decision. If the USTA Decision does go into effect and reverses and vacates large portions of the TRO, our ability to obtain access to certain unbundled network elements and incumbent network upgrades may be curtailed or become more costly in the future. The FCC has urged competitive carriers and incumbent carriers to engage in good faith commercial negotiations to agree upon rates, terms and conditions for the continued availability of UNEs impacted by the USTA Decision. We are engaged in such commercial negotiations with several incumbent carriers but, at this time, cannot predict the outcome of these negotiations or whether they will result in preserving existing UNE rates.

     Many incumbent carriers will continue to seek to institute follow-on administrative proceedings with the FCC and state regulatory agencies, and lobby the United States Congress, all in an effort to affect laws and regulations in a manner even more favorable to them and against the interests of competitive carriers. At the same time, we anticipate that competitive carriers will endeavor to improve their positions and access to the incumbents’ networks through similar means. The final outcome of the appellate review and implementation process remains unknown at this time, but it is possible that further changes to the rules could adversely affect our cost of doing business by increasing the cost of purchasing or leasing network facilities from the incumbent carriers.

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

     As of December 15, 2003, the FCC granted all of the RBOCs the authority to provide long distance service in every state in which they operate. All of the RBOCs now have the authority to bundle in-region long distance services with in-region local services. RBOC authorization to provide in-region long distance services could have an adverse affect on our ability to compete if effective post-approval safeguards are not enforced to ensure that the RBOCs continue to comply with the market-opening requirements.

Provision of Broadband Telecommunications Services and Information Services

     Current federal and state regulation places certain restrictions and conditions on the provision of advanced telecommunications services, or broadband services, such as data and DSL services, by the RBOCs. Furthermore, the network elements that RBOCs must make available under the FCC’s unbundling rules to competitors may be used for the provision of broadband services. However, at the urging of the RBOCs and other incumbent carriers, the FCC, in the TRO, appears to have greatly curtailed the extent to which the incumbents must unbundled the broadband portion of their networks for their competitors. The RBOCs continue to push for further deregulation through federal and state legislative efforts. In addition, it is anticipated that deregulatory legislation will be pursued by the RBOCs in Congress. In addition to possible legislation, the FCC has initiated another pending proceeding that could relax incumbent carriers’ obligation to make unbundled network elements that are used for certain broadband or information services available to us. The FCC has issued a Notice of Proposed Rulemaking entitled “Appropriate Framework for Broadband Access to the Internet Over Wireline Facilities” that requests comments on the proper classification of broadband access services as either regulated telecommunications services or unregulated information services. The TRO decision, in conjunction with a decision in this proceeding, a legislative change or a court ruling further broadening the definition of what constitutes unregulated information services could have the effect of allowing RBOCs to provide terms, conditions and pricing to their own affiliates that provide data or information services that are better than those made available to competitive carriers such as us. Such developments could also be expected to adversely affect our cost of doing business by increasing the cost of purchasing or leasing such facilities from the RBOCs.

Universal Service

     In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as “universal service”. Specifically, the FCC established new subsidies for services provided to qualifying schools and libraries and rural health care providers, and expanded existing subsidies to low income consumers. Most telecommunications companies, including us, must pay for these programs based on their share of interstate and international telecommunications end user revenues. On March 5, 2004, the Wireline Competition Bureau released a public notice announcing that the proposed universal service contribution factor for the second quarter of 2004 will remain at 8.7 percent. The FCC has taken further steps to modify the system for assessment and recovery of universal service funds. In a December 2002 Notice of Proposed Rulemaking, the FCC asked many broad-ranging questions regarding universal service, including whether to change its method of assessing contributions due from carriers by basing it on the number and capacity of connections they provide, rather than on interstate and international end user revenues they earn. At this time, we are unable to predict whether the FCC’s rulemaking or legislative initiatives will increase the size of our subsidy payments, the scope of the subsidy program, or our costs of calculating, collecting and remitting the universal service related payments.

Intercarrier Compensation Reform

     Currently, telecommunications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges. These two forms of Intermarried compensation have been under review by the FCC since 2001. The FCC continues to consider a broad order reforming the Intercarrier compensation system and the following specific proceedings also impact Intercarrier compensation issues for us.

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

     AT&T Declaratory Ruling Re: VoIP. AT&T petitioned the FCC to find that voice over Internet protocol (“VoIP”) services, including phone to phone services, are exempt from switched access charges. On April 21, 2004, the FCC released an Order denying AT&T’s petition (the “AT&T Order”). The FCC held that an interexchange service that uses ordinary customer premises equipment that originates and terminates on the public switched telephone network, that provides no enhanced functionality, and that undergoes no net protocol conversion, is a telecommunications service and subject to switched access charges. The FCC did not make a determination regarding the retroactive applicability of access charges to the foregoing type of interexchange service. While the AT&T Order addressed a limited fact pattern, the order places interexchange services similar to those VoIP services offered by AT&T in the same regulatory category as traditional telecommunications services and, therefore, subjects such VoIP services to access charges and other regulatory obligations including

Universal Service fees. Like a growing number of carriers, we utilize Internet protocol technology for the transmission of a portion of our network traffic. The FCC has now made clear that, to the extent such services share the same characteristics as those addressed in the AT&T Order, they will be treated as regulated services subject to access charges going forward. Although the FCC did not rule on the applicability of access charges for services prior to April 21, 2004, the RBOCs may attempt to assert claims against other telecommunications companies including us for the retroactive payment of access charges. On April 22, 2004 SBC Communications filed a collections lawsuit against AT&T seeking retroactive payment of unpaid access charges.

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

     Level (3) Forbearance Petition. On December 23, 2003, Level(3) filed a petition for forbearance requesting the FCC to forbear from application of interstate or intrastate access charges on Internet protocol (IP) traffic that originates or terminates on the public switched telephone network (PSTN). If the FCC were to rule in Level (3)’s favor, we would expect that there would be reductions in network and regulatory costs associated with the termination of certain IP-to-PSTN and PSTN-to-IP traffic.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We had $345.9 million in secured loans as of March 31, 2004. Currently, we do not pay cash interest on the loans under the Credit Agreement.

     Marketable securities, available for sale, at March 31, 2004 consist primarily of investments in equity and debt securities of publicly-traded companies. The fair value of our investment in equity and debt securities exposes us to market risk; however, if the fair value were to increase or decrease immediately, it would not likely have a material impact on our financial position or our results of operations. We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purposes of credit enhancement, hedging transactions, or other financial or investment purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Principal Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, they have concluded that, as of the end of such period, the controls and procedures were effective at ensuring that required information was accurate and disclosed on a timely basis in our report filed under the Exchange Act.

Changes in Internal Controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the three months ended March 31, 2004, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     XO is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort, and employment matters, which arise in the ordinary course of business. In addition, disputes with respect to general unsecured claims and two administrative expense claims against XO in the aggregate amount of approximately $23.0 million remain pending from XO’s 2002 Chapter 11 proceedings. In accordance with SFAS No. 5, “Accounting for Contingencies,” XO makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. XO believes it has adequate provisions for any such matters. XO reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, XO believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Rule 13a - 14(a)/15(d) - 14(a) Certification

31.2	Rule 13a - 14(a)/15(d) - 14(a) Certification

32.1	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(1)	On January 8, 2004, XO filed a Current Report on Form 8-K disclosing that XO concluded its $200 million rights offering of 40 million shares of XO common stock, $0.01 par value, at a purchase price of $5.00 per share, yielding gross proceeds to XO of approximately $198.6 million.

(2)	On January 23, 2004, XO filed a Current Report on Form 8-K disclosing that XO had issued all of the 39.7 million shares of XO common stock in accordance with the terms of XO’s Rights Offering that had concluded on January 6, 2004.

(3)	On February 24, 2004, XO filed a Current Report on Form 8-K announcing the order issued by the U.S Bankruptcy court for the Southern District of New York approving that certain Asset Purchase Agreement, dated as of February 18, 2004, by and among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide, and XO, and the proposed purchase of substantially all of the assets of Allegiance Telecom, Inc. by XO pursuant to the terms thereof.

(4)	On March 8, 2004, XO filed a Current Report on Form 8-K announcing that XO had issued a press release responding to the decision of the U.S. Court of Appeals for the District of Columbia Circuit’s ruling with respect to the FCC “Triennial Review Order” on local telephone competition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.
Date: May 10, 2004	By:	/s/ William Garrahan
William Garrahan
Senior Vice President and Acting Chief Financial Officer (Principal Financial Officer)