Form 10-Q
period 2004-06-30
XO COMMUNICATIONS INC
filed 2004-08-09
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [   ]

     As of August 6, 2004, the number of shares of common stock of XO Communications, Inc. issued and outstanding was 181,933,035 and the number of shares of 6% Class A Convertible Preferred Stock of XO Communications, Inc. issued and outstanding was 4,000,000.

XO Communications, Inc. and Subsidiaries
Index to Form 10-Q

i

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

XO Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,334	$478,560
Marketable and other securities	18,263	42,052
Accounts receivable, net of allowance for doubtful accounts of $44,170 at June 30, 2004 and $32,986, at December 31, 2003, respectively	117,073	93,958
Other current assets	43,811	12,421

Total current assets	215,481	626,991
Investment in acquired businesses	680,936	—
Property and equipment, net	498,607	485,984
Broadband wireless licenses and other intangibles, net	96,433	109,515
Other assets, net	16,482	42,675

Total assets	$1,507,939	$1,265,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,109	$63,064
Accrued liabilities	205,961	208,353

Total current liabilities	281,070	271,417
Long-term debt and accrued interest payable	352,064	536,791
Other long-term liabilities	71,454	76,532

Total liabilities	704,588	884,740
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: none issued	—	—
Warrants and common stock, par value $0.01 per share, 1,000,000,000 shares authorized:181,933,035 and 96,274,140 shares issued and outstanding on June 30, 2004 and December 31, 2003, respectively	994,573	482,440
Subscription rights exercised, 32,503,234 shares authorized: none issued and outstanding	—	162,516
Subscription rights receivable, 32,503,234 shares authorized: none issued and outstanding	—	(162,516)
Deferred compensation	(753)	(839)
Accumulated other comprehensive income	4,399	1,378
Accumulated deficit	(194,868)	(102,554)

Total stockholders’ equity	803,351	380,425

Total liabilities and stockholders’ equity	$1,507,939	$1,265,165

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Three months ended	Three months ended
	June 30,	June 30,
	2004	2003
Revenue	$278,183	$283,918
Costs and expenses:
Cost of service	118,822	104,898
Selling, operating, and general	164,149	165,042
Depreciation and amortization	30,065	27,238

Total costs and expenses	313,036	297,178
Loss from operations	(34,853)	(13,260)
Investment income (loss), net	(3,121)	5,111
Interest expense, net	(5,846)	(11,687)

Net loss	$(43,820)	$(19,836)

Net loss per common share, basic and diluted	$(0.31)	$(0.21)

Weighted average shares, basic and diluted	140,538,159	95,129,610

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2004	2003
Revenue	$539,128	$570,011
Costs and expenses:
Cost of service	228,783	212,404
Selling, operating, and general	332,702	331,277
Depreciation and amortization	55,762	53,605

Total costs and expenses	617,247	597,286
Loss from operations	(78,119)	(27,275)
Investment income (loss), net	(1,745)	8,321
Interest expense, net	(12,450)	(21,370)

Net loss	$(92,314)	$(40,324)

Net loss per common share, basic and diluted	$(0.67)	$(0.42)

Weighted average shares, basic and diluted	137,591,467	95,071,784

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(92,314)	$(40,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55,762	53,605
Accrual of interest	12,886	21,234
Stock-based compensation	226	—
Non-cash loss on sale of investments	5,665	—
Changes in assets and liabilities:
Accounts receivable	(23,115)	11,310
Other assets	(15,198)	6,057
Accounts payable	9,118	(120)
Accrued liabilities	(7,722)	(30,010)

Net cash (used in) provided by operating activities	(54,692)	21,752

INVESTING ACTIVITIES:
Capital expenditures, net	(49,124)	(38,994)
Cash paid for acquired businesses	(361,517)	—
Sales of marketable securities and investments	21,144	312,232
Purchases of marketable securities and investments	—	(251,030)

Net cash (used in) provided by investing activities	(389,497)	22,208

FINANCING ACTIVITIES:
Repayments of capital leases	(751)	(541)
Repayments of long term debt	(197,612)	—
Proceeds from issuance of common stock	197,612	—
Proceeds from exercise of stock options	2,714	3,704

Net cash provided by (used in) financing activities	1,963	3,163

Net increase (decrease) in cash and cash equivalents	(442,226)	47,123
Cash and cash equivalents, beginning of period	478,560	314,038

Cash and cash equivalents, end of period	$36,334	$361,161

SUPPLEMENTAL DATA:
Cash paid for interest	$1,140	$1,235
Stock issued for acquired businesses	$311,307	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation

     The condensed consolidated financial statements of XO Communications, Inc. and its subsidiaries (together with its predecessors, collectively referred to as the “Company” or “XO”) are unaudited and have been prepared in accordance with guidelines established for interim financial statements by the Securities and Exchange Commission’s (the “Commission”) instructions to Form 10-Q and U.S. generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarterly period, or for the year ending December 31, 2004. In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of XO included in its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”).

     XO emerged from bankruptcy on January 17, 2003 and applied Fresh Start Accounting as of January 1, 2003. As a result of the reorganization, XO recognized a gain of approximately $3.0 billion. The operations of the predecessor XO, which includes the reorganized gain, has not been presented as it is not comparative.

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

     (d) Net Income (Loss) Per Share

     Net income (loss) per common share, basic and diluted, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options and warrants are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statement of operations. As of June 30, 2004, the Company has options outstanding to purchase approximately 9.5 million shares of common stock of which 4.2 million are exercisable and exercisable warrants to purchase up to an additional 23.7 million shares of common stock that can further dilute investors, if exercised.

     (e) Stock-Based Compensation

     As allowed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS No. 148”), the Company has chosen to continue to account for compensation cost associated with its employee stock plan in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) adopting the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). Under this method, no compensation expense is recorded if stock options are granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the grant date. If the Company had adopted the fair value method of accounting for its stock awards, stock-based compensation would have been determined based on the fair value for all stock awards at the grant date using a Black-Scholes pricing model and the following weighted average assumptions noted below.

     The Company’s pro forma net loss, and pro forma net loss per common share, basic and diluted, if the Company had used the fair value method would have been as follows (dollars in thousands, except per share data):

	Three months ended	Three months ended
	June 30, 2004	June 30, 2003
Net loss, as reported	$(43,820)	$(19,836)
Add: Stock-based employee compensation expense included in net loss, as reported	97	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(2,227)	(3,957)

Pro forma net loss	$(45,950)	$(23,793)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted – as reported	$(.31)	$(0.21)

Net loss per common share, basic and diluted – pro forma	$(.33)	$(0.25)

Black Scholes Assumptions:
Expected volatility	63.0%	75.0%
Risk free interest rate	2.8%	2.4%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Weighted average fair value per share at grant date	$2.76	$2.73

	Six months ended	Six months ended
	June 30, 2004	June 30, 2003
Net loss, as reported	$(92,314)	$(40,324)
Add: Stock-based employee compensation expense included in net loss, as reported	226	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(4,101)	(7,995)

Pro forma net loss	$(96,189)	$(48,319)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted – as reported	$(0.67)	$(0.42)

Net loss per common share, basic and diluted – pro forma	$(.70)	$(0.51)

Black Scholes Assumptions:
Expected volatility	63.0%	75.0%
Risk free interest rate	2.7%	2.6%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Weighted average fair value per share at grant date	$3.23	$2.83

     The XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”) was adopted in January 2003 and amended and restated in July 2003. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The Company granted a total of 1,158,882 options during the six months ended June 30, 2004.

     (f) Comprehensive Loss

     Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table reflects the Company’s calculation of comprehensive loss for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,
	2004	2003
Net loss	$(43,820)	$(19,836)
Other comprehensive loss:
Net unrealized gains on investment	1,627	—

Comprehensive loss	$(42,193)	$(19,836)

	Six Months Ended June 30,
	2004	2003
Net loss	$(92,314)	$(40,324)
Other comprehensive loss:
Net unrealized gains on investment	3,021	—

Comprehensive loss	$(89,293)	$(40,324)

2. BUSINESS COMBINATION

     On June 23, 2004 (the “Closing Date”), XO completed the acquisition of all of the local exchange carrier businesses (the “Acquired Businesses”) under the terms of the Asset Purchase Agreement ( the “Purchase Agreement”) entered into on February 18, 2004 by and among the Company, Allegiance Telecom, Inc. (“ATI”) and Allegiance Telecom Company Worldwide (together with ATI, “Allegiance”), and approved by the United States Bankruptcy Court for the Southern District of New York on February 19, 2004. Allegiance and its direct and indirect subsidiaries had operated as debtors-in-possession under the Bankruptcy Code since May 14, 2003. Allegiance was a facilities-based national local exchange carrier that provided integrated telecommunications services to business, government and other institutional users in 36 major metropolitan areas across the United States. Allegiance’s service offerings included voice, data, and integrated communications services. XO did not acquire Allegiance’s customer premises installation and maintenance business, shared hosting business, or dedicated dial-up access service business.

     Under the Asset Purchase Agreement, XO paid approximately $635.0 million for the Acquired Businesses consisting of approximately $324.0 million of cash, including $13.0 million of adjustments for working capital, and 45,380,000 shares of XO common stock valued at approximately $311.0 million using XO’s common stock market price for a reasonable period before and after the Allegiance acquisition was announced. The amount of cash consideration paid may be adjusted based on changes in the Acquired Businesses’ working capital, customer base or assumed bankruptcy cure amounts.

     On April 13, 2004 (the “Early Funding Date”), XO entered into an Operating Agreement that allowed it to manage the operations and receive or fund the net receipts or disbursements of the Acquired Businesses from the Early Funding Date to the Closing Date. Under the terms of the Operating Agreement, the Allegiance estate would invoice/remit to XO the monthly net disbursements/receipts of the Acquired Businesses. The Allegiance estate has submitted April, May and June invoices requesting reimbursement for approximately $6.0 million of net disbursements. XO has notified Allegiance that it disputes these invoices as XO’s analysis indicates that the Acquired Businesses were cash flow positive during that time. This contingency has not been reflected in the accompanying consolidated financial statements. XO cannot be certain that, if arbitrated, any such dispute will be resolved favorably to XO.

     Upon the Closing Date, the $635.0 million consideration was paid to Allegiance and XO took title to the Acquired Businesses. XO has retained independent appraisers to determine fair value the assets and liabilities acquired as required under SFAS No. 141 “Business Combinations.” This appraisal is in process and is expected to be completed in the third quarter of 2004. Accordingly, the accompanying consolidated balance sheet reflects the investment in Allegiance which consists of $635.0 million of purchase price of the Acquired Businesses, $36.4 million of unsecured Allegiance debt securities, plus direct transaction costs as of June 23, 2004.

     The results of operations for the Acquired Businesses are included in the accompanying consolidated financial statements from the Closing Date through June 30, 2004. The following is unaudited pro forma financial information of the Company assuming the Allegiance acquisition had occurred at the beginning of the periods presented (dollars in thousands, except share and per share data):

	Three Months Ended
	June 30, 2004	June 30, 2003
Revenue	$385,351	$417,926
Net loss	(62,293)	(79,045)
Net loss per share – basic and diluted	$(0.34)	$(0.56)
Weighted average shares - basic and diluted	181,928,708	140,509,610

	Six Months Ended
	June 30, 2004	June 30, 2003
Revenue	$768,461	$834,442
Net loss	(146,188)	(164,943)
Net loss per share – basic and diluted	$(.81)	$(1.17)
Weighted average shares - basic and diluted	180,976,742	140,451,784

3. MARKETABLE AND OTHER SECURITIES

     The amortized cost, gross unrealized gains and losses and fair value of the equity securities available-for-sale as of June 30, 2004 and December 31, 2003, are in the following table. Other securities as of June 30, 2004 and December 31, 2003 consist of debt securities, carried at cost, and mature in 2007.

     (dollars in thousands):

			Gross Unrealized	Gross Unrealized
	Fair Value	Cost Basis	Holding Gains	Holding (Losses)
As of June 30, 2004
Equity securities	$6,252	$1,853	$4,399	$—
Other securities	12,011	12,011	—	—

Total marketable and other securities	$18,263	$13,864	$4,399	$—

As of December 31, 2003
Equity securities	$30,041	$28,663	$3,001	$(1,623)
Other securities	12,011	12,011	—	—

Total marketable and other securities	$42,052	$40,674	$3,001	$(1,623)

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

     Property and Equipment

     Property and equipment consisted of the following components (dollars in thousands):

	June 30,	December 31,
	2004	2003
Telecommunications networks and acquired bandwidth	$425,419	$407,747
Furniture, fixtures, equipment, and other	93,103	77,783

	518,522	485,530
Less: accumulated depreciation	(116,473)	(79,501)

	402,049	406,029
Construction-in-progress	96,558	79,955

	$498,607	$485,984

     Depreciation expense related to property and equipment for the three and six months ended June 30, 2004 was $22.8 million and $42.0 million respectively, and for the three and six months ended June 30, 2003 was $20.7 million and $40.5 million, respectively. Assets classified as construction-in-progress are not being depreciated as they are not currently ready for their intended use.

     Broadband Wireless Licenses and Other Intangibles

     Broadband wireless licenses and other intangible assets consisted of the following components (dollars in thousands):

	June 30,	December 31,
	2004	2003
Broadband wireless licenses	$59,508	$59,508
Customer relationships	49,987	49,987
Internally developed technology	9,521	9,521

	119,016	119,016
Less: accumulated amortization	(39,245)	(26,163)

	79,771	92,853
XO Trade name – indefinite life asset	16,662	16,662

	$96,433	$109,515

     Amortization expense related to intangible assets for each of the three and six months ended June 30, 2004 was $7.2 million and $13.8 million, respectively and for the three and six months ended June 30, 2003 was $6.5 million and $13.1 million, respectively. As of June 30, 2004, approximately $23.5 million of fixed wireless licenses are not being amortized as commercial services have not been deployed in the license’s geographic area.

5. LONG-TERM DEBT

     The Company has a secured credit facility (the “Credit Facility”) which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At June 30, 2004, long-term debt consisted of $347.8 million in principal and $4.3 million of accrued interest that, if not paid, converts to principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25 million, at the request of the lender, the Company will pay an amount equal to 50% of such excess cash flow greater than $25 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes, depreciation and amortization to interest expense for the four consecutive quarters exceeds 4:1, XO would be required to pay cash interest, unless waived by the lenders.

     The security for the Credit Facility consists of all assets of XO, including the stock of its direct and indirect subsidiaries, and the assets of virtually all of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and maximum capital expenditures. In addition, the Company was required to achieve a minimum consolidated EBITDA of not less than $10.0 million for the four-quarter period ended June 30, 2004. As of August 3, 2004 the lender has waived the applicability of the minimum EBITDA covenant for each quarter from March 31, 2004 through December 31, 2005. Actual consolidated EBITDA loss for the four-quarter period ended June 30, 2004 was $51.3 million. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25 million at the end of March 31, 2004 and each fiscal quarter thereafter during the term. On June 23, 2004, as part of the closing of the Allegiance acquisition, the Company obtained the waiver and consent of the lenders with respect to the following covenants contained in the Credit Facility and subject to XO providing updated collateral descriptions and legal opinions not later than August 16, 2004: (i) the $25.0 limitation on the incurrence of permitted indebtedness, permitted equipment financings, acquired debt, and capital leases; (ii) the limitation on the incurrence of additional liens with respect to liens on the Allegiance assets that remained in place following the effective date of the Allegiance plan of reorganization; (iii) the restriction on making acquisitions in excess of $50.0 million; (iv) the requirement that accounts acquired as part of the Allegiance acquisition be subject to control agreements until August 16, 2004; and (v) any noncompliance arising from the entering into of the Operating Agreement.

     At June 30, 2004, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors (“Mr. Icahn”). As discussed above, the Company is not required to pay cash interest accrued on the principal amount under the Credit Facility until it meets certain financial ratios; however, the Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At June 30, 2004, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 7.37%.

6. STOCKHOLDERS’ EQUITY

     Pursuant to the Company’s Certificate of Incorporation, the Company has the authority to issue 1,000.0 million shares of Common Stock and 200.0 million shares of undesignated preferred stock. As of June 30, 2004, approximately 181.9 million shares of its Common Stock had been issued, approximately 50% of which were owned by entities controlled by Mr. Icahn.

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

     As discussed in Note 2, the Company issued 45,380,000 shares on June 23, 2004 as part of the purchase price for the Acquired Businesses of Allegiance.

     On August 6, 2004, the Company issued 4.0 million shares of 6% Class A Convertible Preferred Stock in a private placement for aggregate consideration of $200.0 million. See Note 10 for additional information.

7. OPERATING SEGMENTS

     Reportable Segments

     The Company operates its business as one telecommunications segment. The Company’s telecommunications segment includes all of its products and services including voice, data, and integrated voice and data. These services have similar network operations and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that are sold in geographic areas, or markets, within the United States, or that are sold to customers with a presence across geographical markets.

     Products and Services

     The Company classifies its products and services revenues offered by its telecommunications services segment into voice services, data services, and integrated voice and data services (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Voice services	$141,679	$150,020	$272,600	$300,743
Data services	95,612	97,321	188,561	199,298
Integrated voice and data services	40,892	36,577	77,967	69,970

Total revenue	$278,183	$283,918	$539,128	$570,011

8. RELATED PARTY TRANSACTIONS

     Various entities controlled by Mr. Icahn hold the following interests in XO:

Outstanding Common
	Stock	Warrants	Credit Facility
At December 31, 2003	Greater than 80%	Greater than 40%	Greater than 90%
At June 30, 2004	Greater than 50%	Greater than 40%	Greater than 90%

      On August 6, 2004, XO completed a private placement of $200 million of XO’s 6% Class A Convertible Preferred Stock. Affiliates of Carl C. Icahn, XO’s chairman and holder of approximately 50.2% of XO’s common stock, purchased 95% of the shares sold in the offering, and affiliates of Amalgamated Gadget, L.P., holder of approximately 9.4% of XO’s common stock, purchased the remaining five percent. See note 10 for further information.

     On June 21, 2004, prior to the closing of the Allegiance acquisition, Mr. Icahn filed a schedule 13D amendment disclosing that he exercised the option to purchase 6.25 million shares of previously issued XO common stock from a third party at a strike price of $4.25 per share, and disclosed his beneficial ownership of 68.7%.

     As a result of his significant majority ownership, Mr. Icahn can elect all of our directors, appoint the members of the committees of XO’s Board of Directors, appoint key members of XO’s executive management team, and appoint XO’s auditors. Currently, Mr. Icahn is Chairman of the Board of Directors and three employees of Icahn Associates also sit on the Board of Directors and various Committees of the Board of Directors. Under applicable law and XO’s Certificate of Incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all our assets, and amendments to XO’s Certificate of Incorporation and by-laws.

     Mr. Icahn, through various entities that he owns or controls, has the right to require XO to register, under the Securities Act of 1933, shares of XO’s Common Stock held by such entities and to include shares of XO’s Common Stock held by them in certain registration statements filed by XO.

     Dixon Properties, LLC (“Dixon”), which is controlled by Mr. Icahn, owns the building in which XO’s headquarters is located. XO currently leases approximately 170,000 square feet of space in that building. Pursuant to the lease agreement, XO has paid $1.0 million and $2.0 million in lease rent to Dixon for the three and six months ended June 30, 2004, respectively and XO is obligated to pay approximately $13.9 million to Dixon through the expiration of the initial term of the lease, which is November 30, 2007.

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

      The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. For the three and six months ended June 30, 2004, the total revenue recognized on such services affiliated with Mr. Icahn was approximately $.5 million and $.7 million, respectively. During the three and six months ended June 30, 2004, the Company has purchased approximately $0.1 million and $0.4 million, respectively, in services from Icahn affiliates.

     During the six months ended June 30, 2004, the Company purchased $0.1 million in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO director, is the brother of Mr. Michael Dell, the Chairman of Dell Computers.

     XO provided telecommunications services to Allegiance during the second quarter of 2004 through the Closing Date. Total revenue recognized for those services was approximately $1.7 million.

9. COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

     XO is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort, and employment matters, which arise in the ordinary course of business. In addition, disputes with respect to general unsecured claims and two administrative expense claims against XO in the aggregate amount of approximately $21.5 million remain pending from XO’s 2002 Chapter 11 proceedings. In accordance with SFAS No. 5, “Accounting for Contingencies,” XO makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. XO believes it has adequate provisions for any such matters. XO reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, XO believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

      On July 23, 2004, we responded to the informal inquiry of the Securities and Exchange Commission regarding the public reporting of customers and access lines in the telecommunications industry. We have included disclosure in Part II, Item 5 addressing certain matters that we described in our response to the SEC inquiry.

10. SUBSEQUENT EVENTS

      On August 6, 2004, XO completed a private placement of $200 million for 4 million shares of 6% Class A Convertible Preferred Stock. Affiliates of Carl C. Icahn, XO’s chairman and owner of approximately 50.2% of XO’s outstanding common stock, purchased 95% of the preferred shares sold in the offering, and an affiliate of Amalgamated Gadget, L.P., holder of approximately 9.4% of XO’s outstanding common stock, purchased the remaining five percent. We refer to this offering as the Preferred Stock Offering.

      The Preferred Stock Offering was reviewed and approved by a special committee of XO’s Board of Directors consisting of XO independent directors, Messrs. Dell, Gradin and Knauss. The special committee selected its own counsel and financial advisor. The special committee and the Company received the opinion of Jefferies & Company, Inc., the special committee’s financial advisor, that subject to specified qualifications, assumptions and limitations, the material terms of the 6% Class A Convertible Preferred Stock were fair to XO, from a financial point of view, at the time of issuance. As a result of the Preferred Stock Offering and assuming the conversion of all of the outstanding 6% Class A Convertible Preferred Stock, Mr. Icahn acquired beneficial ownership of approximately 59% of XO outstanding common stock. Proceeds of the Preferred Stock Offering will be used for general working capital purposes and to fund possible future acquisitions that would add additional scale and synergies to XO’s business.

     The Class A Preferred Stock ranks senior to the Company’s common stock. Holders of the Class A Preferred Stock are not entitled to receive annual dividends, however, the liquidation preference of the Class A Preferred Stock automatically increases at a rate of 1.5% each quarter through the maturity date, January 15, 2010. The Company is required to redeem the then-outstanding shares of Class A Preferred Stock on the maturity date at 100% of their aggregate liquidation preference, including compounded accretion through that date, unless earlier redeemed or converted into common stock. If all of the shares of Class A Preferred Stock were to remain outstanding on the maturity date, and assuming the accretion of all the required increases to the liquidation preference thereof, holders of the Class A Preferred Stock would be entitled to the redemption of 59,868,561 shares of common stock then issuable upon conversion of the Class A Preferred Stock and would have an aggregate liquidation preference of approximately $276.6 million. The Company may also, at its sole option, redeem the Class A Preferred Stock at any time after the third anniversary of the issue date of such shares if the average market price of the Company’s common stock for the 20 days prior to such redemption is equal to or greater than 250% of the conversion price of the Class A Preferred Stock. Each holder of the Class A Preferred Stock shall be entitled to one vote for each share of common stock then-issuable upon the conversion of the shares of Class A Preferred Stock. Both the conversion ratio and the voting power of each share of Class A Preferred Stock will be automatically increased each quarter as the liquidation preference increases at the rate of 1.5% each quarter. The holders of Class A Preferred Stock also have anti-dilution protection in the event that the Company issues shares of common stock at a price below the then-prevailing market price of the Company’s common stock.

PART I.FINANCIAL INFORMATION

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

     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the “Liquidity Assessment” discussions set forth below and the “Risks and Uncertainties” discussion and the “Risk Factors” section of our 2003 Annual Report, including, but not limited to:

•	general economic conditions in the geographic areas that we are targeting for the sale of telecommunications services;

•	the ability to achieve and maintain market penetration and average per customer revenue levels sufficient to provide financial viability to our business;

•	the quality and price of similar or comparable telecommunications services offered, or to be offered, by our current or future competitors; and

•	future judicial decisions, telecommunications-related legislation and/or regulatory developments and the conduct of incumbent carriers in reaction to such developments.

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

     With the acquisition of Allegiance’s network assets and customer base discussed below, XO is one of the nation’s largest competitive providers of national local telecommunications and broadband services. We own one of the largest networks of nationwide connections to the RBOCs’ networks, and doubled our Points of Presence (PoPs) within the 36 metropolitan areas where both XO and Allegiance operate. We believe that this extensive network will allow the combined company to (i) improve delivery of service to customers (ii) reduce network costs (iii) improve operating results and (iv) improve our ability to compete with other companies in the nationwide local telecommunications services market.

Recent Events

     FCC Rulemaking

     The Federal Communications Commission, or FCC, has indicated that it intends to issue interim rules with respect to the requirements that the Incumbent Local Exchange Carriers, or ILECs, make available Unbundled Network Elements, or UNEs, to competitive carriers like us. Current UNE rules require that the ILECs lease their network assets to competitive carriers like us at cost-based rates. Network assets that we obtain as UNEs comprise a material portion of our total cost of service. We anticipate that the interim rules will provide that, unless the FCC adopts final rules prior to March 2005, (i) the ILECs can increase the price of existing UNEs by 15%, and (ii) require that new orders for the use of the ILEC network assets formerly available as UNEs are to be leased by competitive carriers at special access, or retail, rates. If the FCC adopts the interim rules as we anticipate, and does not adopt final rules prior to 2005 that alter the interim rules, XO’s financial condition and results of operations would be materially and adversely affected. The proposed FCC rulemaking is discussed in greater detail below under the heading “Regulatory Overview.”

     New Board Members

     We appointed Fredrik G. Gradin and Robert L. Knauss to our Board of Directors in July 2004. Both Mr. Gradin and Mr. Knauss join the board as independent directors and will serve on the Board’s Audit Committee. Mr. Knauss is the chairman of our Audit Committee.

     Mr. Gradin has been president and CEO of Explorer Group Inc., an investment management company, since its inception in 1998. Prior to founding Explorer Group Inc., Mr. Gradin served as president of Spectron Energy, Inc., a leading energy brokerage company. Mr. Gradin holds a Bachelor of Arts degree from Rice University.

     Mr. Knauss currently serves as an independent director on the boards of the NYSE-traded investment funds Equus II, Inc. and The Mexico Fund, Inc. In the past twenty years Mr. Knauss has served on the boards of seven public companies. He previously served as chairman of Philip Services Corporation from 1998 to 2000 and from 2002 to 2003. Mr. Knauss also previously served as the dean of the University of Houston Law Center and Vanderbilt University Law School. Mr. Knauss holds a J.D. degree from the University of Michigan and a Bachelor of Arts degree from Harvard College.

     Announcement of Acting Chief Financial Officer appointment

     On April 14, 2004, we announced that we had appointed William Garrahan as Acting Chief Financial Officer. Mr. Garrahan replaces Wayne Rehberger, who was promoted to the position of Chief Operating Officer of XO. From July 2001 to March 2004, Mr. Garrahan served as our Vice President and Senior Vice President, Corporate Development and Strategic Planning. From September 1996 to February 2001, he was Senior Vice President with Lehman Brothers in its equity research department.

     Business Combination

     On June 23, 2004, the Closing Date, we completed the acquisition of all of the local exchange carrier businesses, which we refer to as the Acquired Businesses, previously agreed to under the terms of the Asset Purchase Agreement entered into on February 18, 2004 between us, Allegiance Telecom, Inc. and Allegiance Telecom Company Worldwide, collectively referred to as Allegiance, and approved by the United States

Bankruptcy Court for the Southern District of New York on February 19, 2004. Allegiance and its direct and indirect subsidiaries operated as debtor-in-possession under the Bankruptcy Code since May 14, 2003. Allegiance is a facilities-based national local exchange carrier that provides integrated telecommunications services to business, government and other institutional users in 36 major metropolitan areas across the United States. Allegiance’s service offerings include voice, data, and integrated telecommunications services.

     The assets of the Acquired Businesses consist primarily of:

•	switching and routing equipment, located both in current Allegiance facilities and in facilities operated by one or more incumbent local exchange carriers;

•	physical points of presence in the form of network operations centers, data centers, central offices, and sales offices located in 36 major metropolitan areas;

•	customer and sales agreements and receivables that constitute a majority of Allegiance’s voice and data revenues;

•	leased intercity and metro fiber network capacity that is both redundant to and expansive of XO’s current network; and

•	billing, provisioning, and other back-office information technology platforms.

     Under the Purchase Agreement, we paid approximately $635.0 million for the Acquired Businesses, consisting of approximately $324.0 million of cash, including $13.0 million of adjustments for working capital, and 45,380,000 shares of our common stock valued at approximately $311.0 million using our common stock market price for a reasonable period before and after the Allegiance acquisition was announced. The amount of cash consideration may be adjusted based on changes in the Acquired Businesses’ working capital, customer base or assumed bankruptcy cure amounts.

     On April 13, 2004, the Early Funding Date, we entered into an operating agreement that allowed us to manage the operations and receive or fund the net receipts or disbursements of the Acquired Businesses from the Early Funding Date to the Closing Date. Under the terms of the operating agreement, the Allegiance estate would invoice/remit to us the monthly net disbursements/receipts of the Acquired Businesses. The Allegiance estate has submitted April, May and June invoices requesting reimbursement for approximately $6.0 million of net disbursements. We have notified Allegiance that we dispute these invoices as our analysis indicates that the Acquired Businesses were cash flow positive during that time frame. This contingency has not been reflected in the accompanying consolidated financial statements. We cannot be certain that, if arbitrated, any such dispute will be resolved favorably to us.

     Upon the Closing Date, the $635.0 million of consideration was paid to Allegiance and we took title to the Acquired Businesses. We have retained independent appraisers to determine fair value of the assets and liabilities acquired as required under SFAS No. 141 “Business Combinations.” This appraisal is in process and will be completed in the third quarter of 2004, accordingly, the accompanying consolidated balance sheet reflects the investment in Allegiance which consists of the $635.0 million purchase price of the Acquired Businesses, $36.4 million of unsecured Allegiance debt securities, plus direct transaction costs as of June 23, 2004. In addition, the consolidated results of operations for the Acquired Businesses for the period of June 23, 2004 through June 30, 2004 are reported in the Company’s accompanying Statement of Operations.

Comparison of Financial Results

     The operational results of XO for the three and six months ended June 30, 2004 are discussed below. As the acquisition of the Aquired Businesses closed June 23, 2004, results of operations are included from the Closing Date through June 30, 2004. Forward looking information with respect to the combined company of XO and Allegiance is discussed at the end of each financial results analysis. Our actual experience may differ materially from our projections of the combined company, based on many factors including, among others:

•	there are inherent uncertainties in projecting future results for any business;

•	we may not successfully integrate the Acquired Businesses;

•	while Allegiance’s consolidated financial position and results of operations have been audited through December 31, 2003, stand alone financial information with respect to the Acquired Businesses has not been audited; and

•	we cannot predict the outcome of future judicial decisions, telecommunications related legislation and/or regulatory developments or the reaction by incumbent carriers to such developments.

     Three and Six Months Ended June 30, 2004 versus Three and Six Months Ended June 30, 2003

     Revenue. Total revenue for the three months ending June 30, 2004 decreased 2.0% to $278.2 million from $283.9 million in the same period of 2003 while total revenue for the six months ended June 30, 2004 decreased 5.4% to $539.1 million from $570.0 million for the same period of 2003. The three and six month financial results for 2004 include approximately $9.1 million of revenue from the Acquired Businesses. Our 2004 revenue decreased from 2003 results due to declines in carrier revenue, competitive pricing pressure and FCC mandated reductions in carrier access billing rates. XO revenue, exclusive of revenue from the Acquired Businesses, of $269.1 million for the three months ended June 30, 2004, showed growth compared to revenue for the three months ended March 31, 2004 of $261.0 million due to settlements and other one time items, and growth in our core retail business.

     Based on our review and analysis, we believe that on a pro forma basis, the annualized revenue of the combined company will be approximately $1.5 billion. If current business and industry trends continue, we would expect that the revenue for the combined company will be relatively stable during the year following the acquisition, although it may fluctuate quarter to quarter. This projection could be negatively impacted if we do not successfully integrate and retain the Acquired Businesses’ customers and sales forces.

     Revenue was earned from providing the following services (dollars in thousands):

	Three months ended June 30,
	2004	% of Revenue	2003	% of Revenue	% Change
Voice services	$141,679	50.9%	$150,020	52.8%	(4.6%)
Data services	95,612	34.4%	97,321	34.3%	(1.8%)
Integrated voice and data services	40,892	14.7%	36,577	12.9%	11.8%

Total revenue	$278,183	100.0%	$283,918	100.0%	(1.5%)

	Six months ended June 30,
	2004	% of Revenue	2003	% of Revenue	% Change
Voice services	$272,600	50.5%	$300,743	52.7%	(8.9%)
Data services	188,561	35.0%	199,298	35.0%	(5.4%)
Integrated voice and data services	77,967	14.5%	69,970	12.3%	11.4%

Total revenue	$539,128	100.0%	$570,011	100.0%	(5.2%)

     Voice services revenue includes revenue from local and long distance voice services, prepaid calling card processing, and other voice telecommunications based services, interactive voice response services and stand-alone long distance services. Our three and six month financial results for 2004 include approximately $5.0 million of voice revenue from the Acquired Businesses. Voice services revenue in the second quarter of 2004 decreased to $141.7 million from $150.0 million for the same period of 2003 and for the first half of 2004 decreased to $272.6 million from $300.7 million for the same period in 2003. The year over year decrease is primarily attributable to carrier customer declines during 2003 driven by churn and competitive pricing pressures. In addition, the FCC mandated certain rate reductions in carrier access billings.

     Data services revenue includes revenue from Internet access, network access and web applications hosting services. Our three and six month financial results for 2004 includes approximately $1.6 million of data services revenue from the Acquired Businesses. Data services revenue in the second quarter of 2004 decreased to $95.6 million from $97.3 million for the same period of 2003 and for the first half of 2004 decreased to $188.6 million from $199.3 million for the same period in 2003. Second quarter data services revenue was relatively stable with first quarter 2004 results of $92.9 million. The majority of the year over year decline was attributable to carrier customer churn during 2003 due to network downsizing. XO data services revenue, exclusive of revenue from the Acquired Businesses, of $94.0 million was relatively stable with first quarter 2004 results of $92.9 million.

     Integrated voice and data services revenue is generated largely from our XOptions service offerings, a flat-rate bundled package offering a combination of voice and data services. Our three and six month financial results for 2004 include approximately $2.5 million of integrated voice and data revenue from the Acquired Businesses. Integrated voice and data services in the second quarter and first half of 2004 increased to $40.9 million and $78.0 million, respectively, from $36.6 million and $70.0 million in the second quarter and first half of 2003, respectively, due to growth in our XOptions bundled package service and $2.5 million of revenue from the Acquired Businesses. Integrated voice and data services continue to show growth when compared to the first quarter 2004 results of $37.1 million.

     Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Three months ended June 30,
	2004	% of Revenue	2003	% of Revenue	% Change
Costs and expenses:
Cost of service	$118,822	42.7%	$104,898	36.9%	13.3%
Selling, operating and general	164,149	59.0%	165,042	58.1%	(0.5%)
Depreciation and amortization	30,065	10.8%	27,238	9.6%	10.4%

Total	$313,036		$297,178		5.3%

	Six months ended June 30,
	2004	% of Revenue	2003	% of Revenue	% Change
Costs and expenses:
Cost of service	$228,783	42.4%	$212,404	37.3%	7.7%
Selling, operating and general	332,702	61.7%	331,277	58.1%	0.4%
Depreciation and amortization	55,762	10.3%	53,605	9.4%	4.0%

Total	$617,247		$597,286		3.3%

     Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party service providers for interconnect access and transport services. Our three and six month financial results for 2004 include $3.3 million of cost of service expenses from the Acquired Businesses. Cost of service for the three and six months ended June 30, 2004 increased in absolute dollars and increased as a percentage of revenue compared to the same period in 2003. The absolute dollar increase is due to reduced settlements, a more expensive traffic mix and the inclusion of the Acquired Businesses from the Closing Date through June 30, 2004.

     Based on our review and analyses, we believe that, on a pro forma basis, cost of service as a percentage of revenue for the combined companies will remain relatively stable. We originally estimated a potential benefit of approximately $60.0 million in pro forma annualized cost of service expense synergies for the combined companies if our integration efforts were successful. We have made progress integrating the two companies and are on plan to reach our synergy targets. Cost of service as a percentage of revenue may be adversely impacted if we do not successfully integrate the Acquired Businesses.

     Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, general corporate office functions, business taxes and collection risks. Our three and six month financial results for 2004 include $4.9 million of selling, operating and general expenses from the Acquired Businesses. Selling, operating and general expense for the quarter ended June 30, 2004 was $164.1 million or 59.0% of revenue compared to $165.0 million or 58.1% of revenue for the quarter ended June 30, 2003. Selling, operating and general expense for the six months ended June 30, 2004 was $332.7 million or 61.7% of revenue compared to $331.3 million or 58.1% of revenue for the six months ended June 30, 2003. The increase in selling, operating and general expense as a percentage of revenue is due to the reduction of revenues due to factors discussed above, with no offsetting direct expense reductions.

     Based on our review and analyses we believe that, on a pro forma basis, selling, operating and general expense for the combined company will increase in absolute dollars with the addition the Acquired Businesses, but decrease as a percentage of revenue by the end of 2004 as we integrate the organizations. We originally estimated a potential benefit of approximately $100.0 million in pro forma annualized selling, operating and general expense synergies for the combined companies if our integration efforts were successful. We have made progress integrating the two companies and are on plan to reach our synergy targets. This projection would be adversely affected if we do not successfully integrate the Acquired Businesses in a timely manner.

     Depreciation and amortization. Our three and six month financial results for 2004 include $3.1 million of depreciation and amortization expense based on our early estimate of the fair value of the fixed assets and intangibles of the Acquired Businesses. This estimate could change upon completion of the purchase price allocation as required by SFAS 141 “Business Combinations.” Depreciation expense was $22.8 million for the three months ended June 30, 2004, compared to $20.7 million for the same period in 2003 and $42.0 million for the six months ended June 30, 2004, compared to $40.5 million for the same period in 2003. Amortization expense includes the amortization of fixed wireless licenses and other intangible assets with definite useful lives. Total amortization expense was $7.2 million for the second quarter of 2004 and $6.5 million for the second quarter of 2003 and was $13.7 million in the first half of 2004 and $13.1 million in the first half of 2003. The increase in absolute dollars is due to the inclusion of an estimate of the fair value of the fixed assets and intangibles of the Acquired Businesses. As of June 30, 2004, we had approximately $96.6 million of construction-in-progress plus $23.5 million of fixed wireless licenses that are not currently ready for their intended use or placed into service and, accordingly, are not currently being depreciated or amortized.

     Depreciation and amortization expense will increase as the Acquired Businesses include a significant amount of fixed assets and the valuation required by SFAS 141 will assign book values to intangibles not previously recorded by Allegiance.

     Investment income (loss), net. Investment income (loss), net includes interest income on investments and realized gains or losses on the sale of investments. For the three months ended June 30, 2004 we reported a net investment loss of $3.1 million while we reported net investment income of $5.1 million for the same period of 2003. Investment loss, net for the six months ended June 30, 2004 was $1.7 million while we had net investment income of $8.3 million for the same period in 2003. The decrease in investment income is due primarily to the recognized losses on the sale of marketable securities during 2004.

     Interest expense, net. Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized for construction efforts. The majority of interest expense in 2004 is non-cash as the Credit Facility allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the quarter ended June 30, 2004 and 2003 was $5.8 million and $11.7 million, respectively. Interest expense, net for the six months ended June 30, 2004 and 2003 was $12.5 million and $21.4 million, respectively. The significant reduction for 2004 was due to the repayment of outstanding principal under the Credit Facility with the proceeds of the Rights Offering in January 2004. During the three months ended June 30, 2004 and 2003, we capitalized interest on construction costs of $1.0 million and $1.3 million, respectively.

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

     Investments in broadband wireless licenses are amortized over the license period of 10 years as determined by the Federal Communications Commission. In order to receive an extension on the original license term from the FCC, we are required to show substantial service in the license area within ten years of being licensed. Failure to meet this requirement could result in forfeiture of the license. Approximately $23.5 million in book value of these licenses have not yet been placed into service. Had these licenses been in service during the first half of 2004, amortization expense would have increased by approximately $2.2 million. If we fail to show substantial service in the licensed geographic area at the end of the original ten year period and are not granted an extension or renewal from the FCC, we would forfeit the right to offer such services in that market, and write-off the impaired asset. XO is evaluating recent improvements in the price and performance of broadband wireless equipment, and is developing a plan to meet the FCC’s substantial service test in all its licensed areas before the licenses are due for renewal proceedings.

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

     We establish an allowance for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expenses. We assess the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We can and have experienced material changes to our reserve requirements on a month to month basis as significant customers have in the past unexpectedly filed for bankruptcy or otherwise became insolvent. We believe that our established credit and valuation allowances were adequate as of June 30, 2004. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known.

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

Liquidity and Capital Resources

     Capital Resources and Liquidity Assessment

     During the first half of 2004, our operating activities used net cash of $54.7 million, our investing activities used net cash of $389.5 million primarily to effect the Allegiance acquisition discussed under the heading “Recent Events”, and our financing activities provided net cash of $2.0 million. Our balance of cash and cash equivalents decreased to $36.3 million at June 30, 2004 from $478.6 million at December 31, 2003.

      On August 6, 2004, XO completed a private placement of $200 million shares of our 6% Class A Convertible Preferred Stock. Affiliates of Carl C. Icahn, XO’s chairman and owner of approximately 50.2% of XO’s outstanding common stock, purchased 95% of the preferred shares sold in the offering, and an affiliate of Amalgamated Gadget, L.P., holder of approximately 9.4% of XO’s outstanding common stock, purchased the remaining five percent. Proceeds of the Preferred Stock Offering will be used for general working capital purposes and to fund possible future acquisitions that would add additional scale and synergies to our business.

      Based on our review and analyses of the Acquired Businesses and giving effect to the consummation of the Preferred Stock Offering, we believe we will not be required to raise additional capital to fund our current business plan, subject to the funding requirements of possible future acquisitions. This projection could be negatively impacted if we are unsuccessful in properly integrating XO and the Acquired Businesses in a timely manner, if we see unexpected customer losses during the integration period, if integration costs are higher than expected, if unfavorable judicial, regulatory, or legislative developments adversely impact our pricing and/or cost of service under the heading if there are further downturns in the industry or the economy. We cannot predict at this time what impact the regulatory changes discussed under the heading “Recent Events” may have on our financial position and projections.

     The outstanding balance on the Credit Facility as of June 30, 2004 was $352.1 million. We have no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions of the principal amount outstanding under the Credit Facility do not commence until 2009. There are no additional borrowings available under our Credit Facility. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, XO will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of our consolidated earnings before interest, taxes depreciation and amortization for the four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders.

     Our Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements and maximum capital expenditures. In addition, the Company was required to achieve a minimum consolidated EBITDA of not less than $10.0 million for the four-quarter period ended June 30, 2004. As of August 3, 2004 the lender has waived the applicability of the minimum EBITDA covenant for each quarter from March 31, 2004 through December 31, 2005. Actual consolidated EBITDA loss for the four-quarter period ended June 30, 2004 was $51.3 million. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25.0 million at the end of March 31, 2004 and each fiscal quarter thereafter during the term. On June 23, 2004, as part of the closing of the Allegiance acquisition, we obtained the waiver and consent of the lenders with respect to the following covenants contained in the Credit Facility and subject to our providing updated collateral descriptions and legal opinions not later than August 16, 2004: (i) the $25.0 limitation on the incurrence of permitted indebtedness, permitted equipment financings, acquired debt, and capital leases; (ii) the limitation on the incurrence of additional liens with respect to liens on the Allegiance assets that remained in place following the effective date of the Allegiance plan of reorganization; (iii) the restriction on making acquisitions in excess of $50.0 million; (iv) the requirement that accounts acquired as part of the Allegiance acquisition be subject to control agreements until August 16, 2004; and (v) any noncompliance arising from the entering into of the Operating Agreement.

     Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. Although our trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. We believe that our established allowances are adequate as of June 30, 2004 to cover these risks.

Regulatory Overview

     Overview

     The Telecommunications Act of 1996, or the “Telecom Act”, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local telecommunications services throughout the United States by new competitive independent entrants such as us. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier - often a former subsidiary of AT&T known as a Regional Bell Operating Company or “RBOC” - which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs, following some recent consolidation, now consist of the following companies: BellSouth, Verizon, Qwest Communications and SBC Communications.

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

     We believe that the Telecom Act provided the opportunity to accelerate the development of competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors’ entry into the local exchange market. We have developed our business and designed and constructed our networks to take advantage of the provisions of the Telecom Act that require cooperation from the incumbent carriers, and believe that the continued viability of the pro-competitive statutory provisions is critical to the success of the competitive framework contemplated by the Telecom Act.

     Although the Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled new entrants like us to capture a portion of the incumbent carriers’ market share of local services, there have been numerous attempts to limit or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, adoption of new rules by the FCC, and RBOC challenges to existing and proposed regulations. We expect these efforts to limit the benefits of the Telecom Act to continue. Successful implementation of our business plan is predicated on the assumption that the basic competitive framework and pro-competitive safeguards will remain in place.

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

     Although the rules adopted by the FCC in the Triennial Review Order became effective on October 2, 2003, many of the requirements imposed by the FCC in the TRO were not self-executing. Accordingly, the FCC made clear that carriers must follow the change of law procedures in their applicable interconnection agreements to implement any TRO requirements that are not self-executing and that carriers must follow the procedures set forth in section 252(b) of the Telecom Act to modify interconnection agreements that are silent as to implementation of changes in law. We have been in negotiations with incumbent carriers to amend our interconnection agreements to implement relevant TRO requirements and to date have executed amendments in several states.

     Several carriers and other entities appealed the FCC’s TRO decision. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit in Washington, D.C. issued its opinion in United States Telecom Association v. FCC, No. 00-1012 (“USTA Decision”). In the USTA Decision, the court reversed and vacated many of the conclusions of the TRO. Specifically, the court found that the FCC improperly delegated to the states the overall responsibility for deciding whether certain unbundled elements should remain available to competitive carriers in each of the respective states. The FCC’s determination in the TRO that competitive carriers should have access to switching platform services as a UNE (“UNE-P”) was vacated by the court. The court also vacated the portions of the TRO which held that competitive carriers should have access to high capacity non-OC level unbundled dedicated transport at cost-based UNE rates. In addition, a number of RBOCs have taken the position that they believe the USTA Decision vacates portions of the TRO holding that competitors should have access to certain non-OC level high capacity loops at cost-based UNE rates although we disagree with this interpretation of the USTA Decision. If the RBOCs prevail on their position, our costs for purchasing high capacity local loops can be expected to increase depending on final determinations by regulatory agencies and/or the courts and any such increase could have a material and adverse effect on our cost of services.

     The USTA Decision was stayed by the U.S. Court of Appeals for the D.C. Circuit until June 16, 2004. XO has sought review of the USTA Decision at the Supreme Court. The FCC will address the issues reversed and vacated by the USTA Decision and develop new rules governing local competitors use of UNEs (“New UNE Rules”). In August 2004, the FCC is expected to release the text of interim rules (“Interim UNE Rules”) which the FCC has indicated will temporarily put in place UNE rules while the FCC completes a more comprehensive proceeding to develop the New UNE Rules. The Interim UNE Rules dictate that the RBOCs will make available all UNEs at their current cost-based rates for a six month period ending in March 2005. Beginning on a date to be determined in March 2005, RBOCs can charge the current cost-based UNE rate plus an additional 15% for those UNEs that were vacated by the USTA decision. Additionally, the RBOCs can charge retail rates for new orders of UNEs vacated by the USTA decision beginning on that same date in March 2005. Also, under the Interim UNE Rules, beginning six months after the March 2005 date, the RBOCs can charge retail rates for all UNEs vacated by the USTA decision.

      The FCC has indicated that it expects to complete New UNE Rules in March 2005 that allows the RBOC to increase UNE prices. If the New UNE Rules are completed we believe that the FCC will again make a general, national finding that, with the exception of optical carrier (“OC”) level loops, competitive carriers should have access to unbundled loops of the incumbent carriers at cost-based rates. We believe that when the FCC completes its New UNE rules, our access to the vast majority of unbundled loops that we use today will remain available at UNE rates.

     If the FCC does not complete its New UNE Rules in a timely fashion and the price increases contemplated by the Interim UNE Rules go into effect, our ability to obtain access to certain unbundled network elements and incumbent network upgrades may be curtailed or become more costly in the future. The FCC has urged competitive carriers and incumbent carriers to engage in good faith, commercial negotiations to agree upon rates, terms and conditions for the continued availability of UNEs impacted by the USTA Decision. We are engaged in such commercial negotiations with several incumbent carriers but, at this time, cannot predict the outcome of these negotiations or whether they will result in preserving existing UNE rates.

     It is our understanding that many incumbent carriers will continue to seek to institute follow-on administrative proceedings with the FCC and state regulatory agencies, and lobby the United States Congress, all in an effort to affect laws and regulations in a manner even more favorable to them and against the interests of competitive carriers. The incumbent carriers have many petitions pending with the FCC that have not been acted on at this time.

Incumbent carriers may seek to lobby the FCC to act on these petitions. At the same time, we anticipate that competitive carriers will endeavor to improve their positions and access to the incumbents’ networks through similar means. The final outcome of the appellate review and FCC rulemaking proceedings remains unknown at this time, but it is possible that further changes to the rules could adversely affect our cost of doing business by increasing the cost of purchasing or leasing network facilities from the incumbent carriers.

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

Universal Service

     In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as “universal service”. Specifically, the FCC established new subsidies for services provided to qualifying schools and libraries and rural health care providers, and expanded existing subsidies to low income consumers. Most telecommunications companies, including us, must pay for these programs based on their share of interstate and international telecommunications end user revenues. On March 5, 2004, the FCC released a public notice announcing that the proposed universal service contribution factor for the second quarter of 2004 will remain at 8.7 percent. The FCC has taken further steps to modify the system for assessment and recovery of universal service funds. In a December 2002 Notice of Proposed Rulemaking, the FCC asked many broad-ranging questions regarding universal service, including whether to change its method of assessing contributions due from carriers by basing it on the number and capacity of connections they provide, rather than on interstate and international end user revenues they earn. At this time, we are unable to predict whether the FCC’s rulemaking or legislative initiatives will increase the size of our subsidy payments, the scope of the subsidy program, or our costs of calculating, collecting and remitting the universal service related payments.

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

     Access Charges. Long distance carriers pay local facilities-based carriers, including us, interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers’ networks. Historically, the incumbent carriers set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. With the establishment of an explicit and competitively neutral universal service subsidy mechanism, however, the FCC is under increasing pressure to revise the current access charge regime to bring the charges closer to the actual cost of providing access. In response, the FCC issued a decision in 2001 setting interstate rates that competitive local carriers charge to long distance carriers at a level that will gradually decrease over three years from a maximum of $0.025 per minute to the rates charged by incumbent carriers. As long as we are in compliance with the FCC’s rate schedule, the FCC’s order forbids long distance carriers from challenging our interstate access rates. Although this FCC decision lowering access charges will reduce our access charge revenues over time, we do not expect that such a reduction will have a material impact on our total revenues or financial position. On May 18, 2004, the FCC issued an order in response to various petitions for reconsideration of its competitive carrier access charge order. Among other things, the FCC clarified that competitive carriers may only charge other carriers switched access charge elements for the specific functions that they provide to them. This decision could result in some reduction in the access charge revenue that we can collect from interexchange carriers.

     AT&T Declaratory Ruling Re: VoIP. AT&T petitioned the FCC to find that voice over Internet protocol (“VoIP”) services, including phone to phone services, are exempt from switched access charges. On April 21, 2004, the FCC released an Order denying AT&T’s petition (the “AT&T Order”). The FCC held that an interexchange service that uses ordinary customer premises equipment that originates and terminates on the public switched telephone network, that provides no enhanced functionality, and that undergoes no net protocol conversion, is a telecommunications service and subject to switched access charges. The FCC did not make a determination regarding the retroactive applicability of access charges to the foregoing type of interexchange service. While the AT&T Order addressed a limited fact pattern, the order places interexchange services similar to those VoIP services offered by AT&T in the same regulatory category as traditional telecommunications services and, therefore, subjects such VoIP services to access charges and other regulatory obligations including Universal Service fees. AT&T has filed another petition asking the FCC to declare that certain of its enhanced prepaid calling card services are exempt from access charges, but the FCC has not yet ruled on that request. Like a growing number of carriers, we utilize Internet protocol technology for the transmission of a portion of our network traffic. The FCC has now made clear that, to the extent such services share the same characteristics as those addressed in the AT&T Order, they will be treated as regulated services subject to access charges going forward. Although the FCC did not rule on the applicability of access charges for services prior to April 21, 2004, the RBOCs may attempt to assert claims against other telecommunications companies including us for the retroactive payment of access charges. On April 22, 2004, SBC Communications filed a collections lawsuit against AT&T seeking retroactive payment of unpaid access charges.

     Vonage Petition. On September 22, 2003, Vonage Holdings, Inc. (“Vonage”) filed a petition requesting that the FCC preempt an order of the Minnesota Public Utilities Commission (“PUC”) requiring Vonage to comply with state laws governing providers of telephone service. The Minnesota PUC decision has been overturned by a Minnesota state court and now Vonage is seeking Federal preemption so that no future rulings of the Minnesota PUC can subject Vonage to state regulation. Vonage also recently succeeded in convincing a federal court in New York to set aside a decision of the New York PSC seeking to regulate the company’s services. Vonage provides VoIP origination services to its customers and Vonage claims that it is therefore a provider of information services and not subject to traditional common carrier regulations. Specifically, Vonage asks that the FCC find that certain specific E911 requirements imposed by the Minnesota PUC are in conflict with federal policies. Further, Vonage states that preemption is necessary because of the impossibility of separating the Internet, or any service offered over it, into intrastate and interstate components. Until the FCC issues its ruling, it is unclear how VoIP offerings by XO and other companies will be regulated.

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

     FCC VoIP. On February 12, 2004, the FCC initiated a rulemaking proceeding seeking public comment on a variety of issues based on the premise that Internet services and VoIP should remain largely free of regulatory burdens. In connection with this proceeding, the FCC will address VoIP-related Communications Assistance for Law Enforcement issues to address the technical aspects of enabling law-enforcement access to IP-enabled services. At this time it is unclear how, if at all, the FCC will regulate IP-enabled service including VoIP.

     Local Reciprocal Compensation Charges. Local telephone companies such as us that originate traffic that is terminated on the network of other carriers typically compensate the other local carriers for terminating that traffic. These payments flow in both directions between any two carriers. First, when we terminate traffic for another local carrier to a customer on our network, we collect compensation. Second, when we send our customers’ traffic to another carrier for termination, we pay compensation. Some competitors, however, have a customer base that generates many more minutes of terminating traffic from other carriers than originating traffic destined for other carriers. For example, a competitor that has a customer base that has many Internet service providers typically will have a large amount of compensation being paid to it by other carriers, while it will owe very little reciprocal compensation to other carriers. The FCC revamped the local reciprocal compensation structure in 2001 on an interim basis for three years to eliminate or reduce the opportunity for carriers to take advantage of an imbalance of originating and terminating traffic flows due to traffic terminated to information service providers. The FCC also initiated a rulemaking to examine inter-carrier compensation more comprehensively. Under the decision, at the election of the incumbent carrier, terminating traffic that is out-of-balance by a ratio of more than 3 to 1 can be compensated at a lower rate, or in some cases, at no charge. This ruling allows us to continue to collect reciprocal compensation payments from other carriers since we have an imbalance in the amount of traffic we terminate versus the amount we originate. The FCC’s reciprocal compensation decision was reversed and remanded to the FCC for further consideration by the U.S. Court of Appeals for the DC Circuit, but the rules were not vacated and remain effective while the FCC reconsiders them. Going forward, an adverse ruling in the general intercarrier compensation reform proceeding could end reciprocal compensation payments and eliminate this line of revenue for us. If we are no longer able to generate reciprocal compensation revenue, we believe that such a development will have a material and adverse effect on our revenue.

     TELRIC Proceeding. On September 10, 2003, the FCC initiated a new proceeding to consider significantly revamping the current Total Element Long Run Incremental Cost (“TELRIC”) methodology used for the pricing of unbundled network elements. An adverse ruling in the new proceeding will allow the incumbent carriers to increase unbundled network element rates and this could substantially raise our costs for leasing unbundled network elements in the future. A decision is expected sometime in 2004. Several state commissions have also initiated proceedings to review the rate levels that the incumbent carriers charge for unbundled network elements. An adverse ruling in these proceedings would allow the incumbent carriers to increase unbundled network element rates in the applicable state and this could substantially raise our costs for leasing unbundled network elements in the future.

     Broadband Wireless Auction. On July 28, 2004, the FCC conducted an auction of spectrum in the 24 GHz band. The 24 GHz band consists of the bands 24.25-24.45 GHz and 25.05-25.25 GHz. Five licenses, each with two paired 40 MHz blocks, were offered in each of 176 geographic areas. Stations in the 24 GHz service may render any kind of digital fixed communications service. Auction winners will be required to protect incumbent licensees. Virtually all of the incumbent licenses are held by Teligent, Inc. in a variety of areas throughout the country. The winning bidder for the 24 GHz service may use these stations to provide services in competition with those offered by XO, although the 24 GHz bands consist of less spectrum than that for which XO is licensed to provide broadband wireless service.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We had $352.1 million in secured loans as of June 30, 2004. Currently, we do not pay cash interest on the loans under the Credit Facility and accrued interest converts to principle ratably throughout the loan period. As interest accrues at variable rates, our Credit Facility subjects us to interest rate risks.

     Marketable and other securities, available for sale, at June 30, 2004 consist primarily of investments in equity and debt securities of publicly-traded companies. The fair value of our investment in equity and debt securities exposes us to market risk; however, if the fair value were to increase or decrease immediately, it would not likely have a material impact on our financial position or our results of operations. We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purposes of credit enhancement, hedging transactions, or other financial or investment purposes.

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

     As of June 23, 2004, we assumed financial reporting control over the Acquired Businesses from Allegiance. The Acquired Businesses books and records are recorded on a different accounting system. We applied the same level of internal controls over financial reporting on the Acquired Businesses as we applied to our legacy businesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     XO is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort, and employment matters, which arise in the ordinary course of business. In addition, disputes with respect to general unsecured claims and two administrative expense claims against XO in the aggregate amount of approximately $21.5 million remain pending from XO’s 2002 Chapter 11 proceedings. In accordance with SFAS No. 5, “Accounting for Contingencies,” XO makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. XO believes it has adequate provisions for any such matters. XO reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, XO believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

     On July 23, 2004, we responded to the informal inquiry of the Securities and Exchange Commission regarding the public reporting of customers and access lines in the telecommunications industry. We have included disclosure in part II, Item 5 addressing certain matters that we described in our response to the SEC inquiry.

Item 2. Changes in Securities and Use of Proceeds

     The Board of Directors adopted a Certificate of Designations on August 5, 2004, designating 4.0 million shares of the 200.0 million shares of authorized Preferred Stock of the Company as shares of 6% Class A Convertible Preferred Stock, or the Class A Preferred Stock.

     The Class A Preferred Stock ranks senior to the Company’s common stock. Holders of the Class A Preferred Stock are not entitled to receive annual dividends, however, the liquidation preference of the Class A Preferred Stock automatically increase at a rate of 1.5% each quarter through the maturity date, January 15, 2010. The Company is required to redeem the then-outstanding shares of Class A Preferred Stock on the maturity date at 100% of their aggregate liquidation preference, including compounded accretion through that date, unless earlier redeemed or converted into common stock. If all of the shares of Class A Preferred Stock were to remain outstanding on the maturity date, and assuming the accretion of all of the required increases to the liquidation preference therof, holders of the Class A Preferred Stock would be entitled to the redemption of 59,868,561 shares of common stock then issuable upon conversion of the Class A Preferred Stock and would have an aggregate liquidation preference of $276.6 million. The Company may also, at its sole option, redeem the Class A Preferred Stock at any time after the third anniversary of the issue date of such shares if the average market price of the Company’s common stock for the 20 days prior to such redemption is equal to or greater than 250% of the conversion price of the Class A Preferred Stock. Each holder of the Class A Preferred Stock shall be entitled to one vote for each share of common stock then-issuable upon the conversion of the shares of Class A Preferred Stock of such holder. The holders of Class A Preferred Stock are initially entitled to convert any or all of their outstanding shares of Class A Preferred Stock into shares of common stock at a ratio of 10.82251 shares of common stock for each share of Class A Preferred Stock. Both the conversion ratio and the voting power of each share of Class A Preferred Stock will be automatically increased each quarter as the liquidation preference increases at the rate of 1.5% each quarter. The holders of Class A Preferred Stock also have anti-dilution protection in the event that the Company issues shares of common stock at a price below the then-prevailing market price of the Company’s common stock.

Item 3. Defaults Upon Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2004.

Item 5. Other Information

     On July 23, 2004, XO responded to the Securities and Exchange Commission informal inquiry related to the methodology employed by telecommunications companies to count customers and access lines. During the course of reviewing its 2004 press releases and 2003 Annual Report on Form 10-K in connection with preparing such response, XO determined to clarify certain disclosures made in those press releases and filings, as follows.

     In a February 13, 2004 press release, XO reported that it anticipated having a total of approximately 330,000 customers after the acquisition of Allegiance Telecom, Inc. Subsequently, as reported in its 2003 Annual Report, XO projected that it would have a total of approximately 250,000 customers as a result of the acquisition of Allegiance. The disclosure contained in XO’s 2003 Annual Report was intended to correct the disclosure contained in the February 13, 2004 press release.

     In connection with the estimates of the combined total of Allegiance and XO customers made in our February 2004 press releases and our 2003 Annual Report on Form 10-K, we included shared web hosting and consumer dial-up customers of both businesses, along with the voice and high speed data customers that we consider to be our core customers, since Allegiance customer counts were, at the time, available only on that combined basis. As a result, these combined customer totals were not comparable to the XO core customer counts disclosed in prior press releases.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

3.1(i)	Certificate of Designations, adopted by XO’s Board of Directors and duly filed the Secretary of Sate of the State of Delaware, setting forth the rights and preferences of the Class A Preferred Stock.

10.1	Registration Rights Agreement, dated as of August 6, 2004, by and among XO Communications, Inc. and Amalgamated Gadget, L.P.

31.1	Rule 13a - 14(a)/15(d) - 14(a) Certification

31.2	Rule 13a - 14(a)/15(d) - 14(a) Certification

32.1	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

(1)	On June 29, 2004, XO filed a Current Report on Form 8-K announcing the closing of the acquisition of substantially all of the assets of Allegiance Telecom, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: Aug 9, 2004	By:	/s/ William Garrahan

William Garrahan
Senior Vice President and Acting Chief Financial Officer
(Principal Financial Officer)