Form 10-Q
period 2004-09-30
XO COMMUNICATIONS INC
filed 2004-11-09
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
PRECEEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [  ]

     As of November 6, 2004, the number of shares of common stock of XO Communications, Inc. issued and outstanding was 181,933,035 and the number of shares of 6% Class A Convertible Preferred Stock of XO Communications, Inc. issued and outstanding was 4,000,000.

XO Communications, Inc. and Subsidiaries
Index to Form 10-Q

i

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

XO Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$237,388	$478,560
Marketable and other securities	16,845	42,052
Accounts receivable, net of allowance for doubtful accounts of $43,382 at September 30, 2004 and $32,986, at December 31, 2003, respectively	168,041	93,958
Other current assets	55,913	12,421

Total current assets	478,187	626,991
Property and equipment, net	848,897	485,984
Broadband wireless licenses and other intangibles, net	152,342	109,515
Goodwill	213,891	—
Other assets, net	59,056	42,675

Total assets	$1,752,373	$1,265,165

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,834	$63,064
Accrued liabilities	253,616	208,353

Total current liabilities	347,450	271,417
Long-term debt and accrued interest payable	358,925	536,791
Other long-term liabilities	86,472	76,532

Total liabilities	792,847	884,740
Class A convertible preferred stock	201,266	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 200,000,000 shares authorized:
4,000,000 shares of Class A convertible preferred stock issued and outstanding on September 30, 2004	—	—
Warrants and common stock, par value $0.01 per share, 1,000,000,000 shares authorized: 181,933,035 and 96,274,140 shares issued and outstanding on September 30, 2004 and December 31, 2003, respectively	992,583	482,440
Subscription rights exercised, 32,503,234 shares authorized: none issued and outstanding	—	162,516
Subscription rights receivable, 32,503,234 shares authorized: none issued and outstanding	—	(162,516)
Deferred compensation	(664)	(839)
Accumulated other comprehensive income	2,989	1,378
Accumulated deficit	(236,648)	(102,554)

Total stockholders’ equity	758,260	380,425

Total liabilities, convertible preferred stock and stockholders’ equity.	$1,752,373	$1,265,165

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Three months ended	Three months ended
	September 30,	September 30,
	2004	2003
Revenue	$391,885	$279,433
Costs and expenses:
Cost of service	161,946	106,935
Selling, operating, and general	209,427	179,988
Depreciation and amortization	56,739	28,388

Total costs and expenses	428,112	315,311
Loss from operations	(36,227)	(35,878)
Investment income, net	1,041	980
Interest expense, net	(6,593)	(5,889)

Net loss	(41,779)	(40,787)
Preferred stock accretion	(1,839)	—

Net loss applicable to common shares	$(43,618)	$(40,787)

Net loss per common share, basic and diluted	$(0.24)	$(0.42)

Weighted average shares, basic and diluted	181,933,035	96,019,526

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2004	2003
Revenue	$931,013	$849,443
Costs and expenses:
Cost of service	390,729	319,339
Selling, operating, and general	542,129	511,264
Depreciation and amortization	112,501	81,993

Total costs and expenses	1,045,359	912,596
Loss from operations	(114,346)	(63,153)
Investment income (loss), net	(704)	9,301
Interest expense, net	(19,044)	(27,259)

Net loss	(134,094)	(81,111)
Preferred stock accretion	(1,839)	—

Net loss applicable to common shares	$(135,933)	$(81,111)

Net loss per common share, basic and diluted	$(0.89)	$(0.85)

Weighted average shares, basic and diluted	152,479,324	95,411,819

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(134,094)	$(81,111)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	112,501	81,993
Accrual of interest	19,746	26,824
Stock-based compensation	316	447
Realized loss on sale of investments	5,632	—
Changes in assets and liabilities:
Accounts receivable	(26,024)	7,923
Other assets	(14,921)	17,089
Accounts payable	10,932	(4,948)
Accrued liabilities	(3,260)	(9,189)

Net cash (used in) provided by operating activities	(29,172)	39,028

INVESTING ACTIVITIES:
Capital expenditures, net	(72,756)	(59,606)
Cash paid for acquired businesses	(324,698)	—
Sales of marketable securities and investments	21,186	314,460
Purchases of marketable securities and investments	(36,413)	(251,030)

Net cash (used in) provided by investing activities	(412,681)	3,824

FINANCING ACTIVITIES:
Repayments of long term debt and capital leases	(199,072)	(895)
Proceeds from issuance of common stock, net	197,612	—
Proceeds from issuance of preferred stock, net	199,427	—
Proceeds from exercise of stock options	2,714	5,624

Net cash provided by financing activities	200,681	4,729

Net (decrease) increase in cash and cash equivalents	(241,172)	47,581
Cash and cash equivalents, beginning of period	478,560	314,038

Cash and cash equivalents, end of period	$237,388	$361,619

SUPPLEMENTAL DATA:
Cash paid for interest	$1,798	$1,843
Stock issued for acquired businesses	$311,307	$—
Assets and obligations acquired through capital lease	$2,765	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation

     The condensed consolidated financial statements of XO Communications, Inc. and its subsidiaries (together with its predecessors, collectively referred to as the “Company” or “XO”) are unaudited and have been prepared in accordance with guidelines established for interim financial statements by the Securities and Exchange Commission’s (the “Commission”) instructions to Form 10-Q and U.S. generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. On June 23, 2004, XO completed the acquisition of all the local exchange carrier businesses of Allegiance Telecom, Inc. The accompanying financial statements include the results of operations from this acquisition since June 23, 2004. See note 2 for additional information.

     Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarterly period, or for the year ending December 31, 2004. In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of XO included in its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”).

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

     (d) Net Income (Loss) Per Common Share

     Net income (loss) per common share, basic and diluted, is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options, warrants, and the Class A convertible preferred stock are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statement of operations. As of September 30, 2004, the Company has options outstanding to purchase approximately 9.5 million shares of common stock of which 4.2 million are exercisable and exercisable warrants to purchase up to an additional 23.7 million shares of common stock that can further dilute investors, if exercised.

     (e) Stock-Based Compensation

     As allowed by Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS No. 148”), the Company has chosen to continue to account for compensation cost associated with its employee stock option plan in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) adopting the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). Under this method, no compensation expense is recorded if stock options are granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the grant date. If the Company had adopted the fair value method of accounting for its stock awards, stock-based compensation would have been determined based on the fair value for all stock awards at the grant date using a Black-Scholes pricing model and the following weighted average assumptions noted below.

     The Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, if the Company had used the fair value method would have been as follows (dollars in thousands, except per share data):

	Three months ended	Three months ended
	September 30, 2004	September 30, 2003
Net loss applicable to common shares, as reported	$(43,618)	$(40,787)
Add: Stock-based employee compensation expense included in net loss, as reported	90	193
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(2,378)	(3,735)

Pro forma net loss applicable to common shares	$(45,906)	$(44,329)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted – as reported	$(0.24)	$(0.42)

Net loss per common share, basic and diluted – pro forma	$(0.25)	$(0.46)

Black Scholes Assumptions:
Expected volatility	63.0%	75.0%
Risk free interest rate	3.4%	2.4%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Weighted average fair value per share at grant date	$1.71	$2.73

	Nine Months ended	Nine Months ended
	September 30, 2004	September 30, 2003
Net loss applicable to common shares, as reported	$(135,933)	$(81,111)
Add: Stock-based employee compensation expense included in net loss, as reported	316	447
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(6,479)	(11,730)

Pro forma net loss applicable to common shares	$(142,096)	$(92,394)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted – as reported	$(0.89)	$(0.85)

Net loss per common share, basic and diluted – pro forma	$(0.93)	$(0.97)

Black Scholes Assumptions:
Expected volatility	63.0%	75.0%
Risk free interest rate	3.1%	2.6%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Weighted average fair value per share at grant date	$2.23	$2.83

     The XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”) was adopted in January 2003 and amended and restated in July 2003. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The Company granted a total of 3,415,882 options during the nine months ended September 30, 2004.

     (f) Comprehensive Loss

     Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments. The following table reflects the Company’s calculation of comprehensive loss for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,
	2004	2003
Net loss applicable to common shares	$(43,618)	$(40,787)
Other comprehensive loss:
Net unrealized gains (losses) on investment	(1,410)	—

Comprehensive loss	$(45,028)	$(40,787)

	Nine Months Ended September 30,
	2004	2003
Net loss applicable to common shares	$(135,933)	$(81,111)
Other comprehensive loss:
Net unrealized gains (losses) on investment	1,610	—

Comprehensive loss	$(134,323)	$(81,111)

     (g) Business Combinations

     The Company accounts for acquisitions in accordance with Statement of Financial Accounting Standards 141, “Accounting for Business Combinations” (“SFAS 141”). Accordingly, when a business combination occurs, the Company allocates the cost of the acquired enterprise to the estimated fair value of the assets acquired and liabilities assumed. Any excess of cost over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Direct costs of the acquisition are included in the cost of the acquired enterprise, while indirect and general expenses such as salaries and overhead costs are expensed as incurred. Costs of issuing equity securities in connection with business combinations are deducted from the amount of additional paid-in-capital resulting from the issuance.

     (h) Goodwill and Other Intangibles Assets

     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”. Goodwill is evaluated for impairment at least annually. Other intangible assets consist of customer relationships, internally developed technology and trade names. Customer relationships and internally developed technology are amortized using the straight-line method over the estimated useful lives of three years. Certain trade names were determined to have indefinite lives and are not being amortized, but are reviewed at least annually for impairment. Other trade names are amortized over their estimated useful lives of 4 years.

     (i) Class A Convertible Preferred Stock

     The Company accretes changes in the redemption value of its Class A Convertible Preferred Stock as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. The accretion is included in net income (loss) applicable to common shares in the Company’s consolidated statement of operations.

2. BUSINESS COMBINATION

     On June 23, 2004 (the “Closing Date”), XO completed the acquisition of all of the local exchange carrier businesses (the “Acquired Businesses”) of Allegiance Telecom, Inc. (“ATI”) under the terms of the Asset Purchase Agreement ( the “Purchase Agreement”) entered into on February 18, 2004 by and among the Company, ATI and Allegiance Telecom Company Worldwide (together with ATI, “Allegiance”), and approved by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on February 19, 2004. Allegiance and its direct and indirect subsidiaries operated as debtors-in-possession under the Bankruptcy Code from May 14, 2003 to June 23, 2004. Allegiance was a facilities-based national local exchange carrier that provided integrated telecommunications services to business, government and other institutional customers in 36 major metropolitan areas across the United States. Allegiance’s service offerings included voice, data, and integrated telecommunications services. XO did not acquire Allegiance’s customer premises installation and maintenance business, shared hosting business, or dedicated dial-up Internet access service business.

     Under the Purchase Agreement, XO paid approximately $636.0 million for the Acquired Businesses consisting of approximately $324.7 million of cash, including $13.0 million of adjustments for working capital and $0.6 million of direct costs, and 45,380,000 shares of XO common stock valued at approximately $311.3 million using XO’s common stock market price for a reasonable period before and after the Allegiance acquisition was announced.

     XO filed an administrative claim with the Bankruptcy Court in August 2004 against the Allegiance Telecom Liquidating Trust (the “ATLT”), for at least approximately $40.0 million under the Purchase Agreement and other agreements between the parties. Subsequently, XO informed the ATLT that the amount in dispute exceeds $50.0 million. The ATLT has claimed in correspondence that it believes it is owed approximately $13.7 million in respect to operating, working capital and other disputes that have arisen between the parties since the Closing Date. XO and the ATLT have met preliminarily to attempt to review and settle these claims, but there can be no assurance that these claims will be resolved favorably to XO.

     XO is vigorously pursuing its claim. The majority of any amounts recovered by XO in connection with this claim would reduce the purchase price paid by XO to purchase the Acquired Businesses, as well as the resulting goodwill recorded in the accompanying financial statements. To the extent that the ATLT is successful in asserting any counterclaims pursuant to which XO is required to pay additional amounts to the ATLT, the majority of any payment by XO would increase the purchase price paid by XO to purchase the Acquired Businesses, as well as the resulting goodwill recorded in the accompanying financial statements.

     Upon the Closing Date, XO acquired title to the Acquired Businesses. XO retained independent appraisers to determine the fair value of the property, plant and equipment and intangible assets acquired as required under SFAS 141. The following are the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (dollars in thousands):

Current assets	$51,060
Property and equipment	368,916
Goodwill	213,891
Other intangible assets	68,052
Other long-term assets	9,028

Total assets acquired	710,947
Current liabilities	(60,968)
Long-term liabilities	(13,969)

Total liabilities acquired	(74,937)

Purchase price	$636,010

     Of the $68.1 million of acquired intangible assets, approximately $5.7 million was assigned to various trade names, which have estimated useful lives of 4 years. Approximately $62.4 million was assigned to the Acquired Businesses’ customer base, which has an estimated useful life of 3 years. The values assigned in these financial statements are preliminary and represent management’s best estimate of current values which are subject to revision due to changes in estimates of fair value as well as the pending claim discussed above.

     The results of operations for the Acquired Businesses are included in the accompanying consolidated financial statements from the Closing Date through September 30, 2004. The following is unaudited pro forma financial information of the Company assuming the Allegiance acquisition had occurred at the beginning of the periods presented (dollars in thousands, except share and per share data):

	Three Months Ended
	September 30, 2004	September 30, 2003
Revenue	$391,885	$408,033
Net loss applicable to common shares	$(43,618)	$(90,892)
Net loss per common share – basic and diluted	$(0.24)	$(0.64)
Weighted average shares – basic and diluted	181,933,035	141,399,526

	Nine Months Ended
	September 30, 2004	September 30, 2003
Revenue	$1,160,346	$1,242,474
Net loss applicable to common shares	$(189,806)	$(271,562)
Net loss per common share – basic and diluted	$(1.05)	$(1.93)
Weighted average shares – basic and diluted	181,297,833	140,791,819

3. MARKETABLE AND OTHER SECURITIES

     The amortized cost, gross unrealized gains and losses and fair value of the equity securities available-for-sale as of September 30, 2004 and December 31, 2003, are in the following table. Other securities as of September 30, 2004 and December 31, 2003 consist of debt securities, carried at cost, that mature in 2007 (dollars in thousands):

				Gross
			Gross	Unrealized
			Unrealized	Holding
	Fair Value	Cost Basis	Holding Gains	(Losses)
As of September 30, 2004
Equity securities	$4,834	$1,845	$2,989	$—
Other securities	12,011	12,011	—	—

Total marketable and other securities	$16,845	$13,856	$2,989	$—

As of December 31, 2003
Equity securities	$30,041	$28,663	$3,001	$(1,623)
Other securities	12,011	12,011	—	—

Total marketable and other securities	$42,052	$40,674	$3,001	$(1,623)

     As part of the purchase effort with Allegiance, XO acquired $92.5 million in face value of unsecured Allegiance debt securities for $36.4 million. Consequently, XO is a claimant in Allegiance’s bankruptcy. This asset is being carried in other long term assets at cost. The ATLT will eventually settle all outstanding claims against the Allegiance estate with cash or the XO common stock that was distributed to it on the Closing Date. Based on the current status of the ATLT bankruptcy, it is difficult to assess how much of the claim XO will recover, or when the recovery will be paid. Based on the cash position filed by the ATLT as part of its bankruptcy proceedings and the current value of XO’s common stock, this debt investment appears to be recoverable. This assessment could change based upon the total amount of claims the ATLT is directed to pay, the amount of administrative costs that it incurs and XO’s stock price.

4. LONG-LIVED ASSETS

     XO’s long-lived assets include property and equipment, goodwill, broadband wireless licenses, and identifiable intangible assets to be held and used. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets.

     Property and Equipment

     The estimated useful lives of telecommunications networks and acquired bandwidth are 3 to 20 years and 5 to 7 years for furniture fixtures, equipment and other. These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. Costs of additions and improvements are capitalized and repairs and maintenance are charged to expense as incurred. Direct external and internal costs of constructing property and equipment are capitalized including interest costs related to construction. During the three months ended September 30, 2004 and 2003, we capitalized interest on construction costs of $1.2 million and $0.9 million, respectively. Capitalized interest for the nine months ended September 30, 2004 and 2003 was $3.1 million and $2.2 million, respectively. Property and equipment consisted of the following components (dollars in thousands):

	September 30,	December 31,
	2004	2003
Telecommunications networks and acquired bandwidth	$697,199	$407,747
Furniture, fixtures, equipment, and other	212,836	77,783

	910,035	485,530
Less: accumulated depreciation	(161,274)	(79,501)

	748,761	406,029
Construction-in-progress	100,136	79,955

	$848,897	$485,984

     Depreciation expense related to property and equipment for the three and nine months ended September 30, 2004 was $45.3 million and $87.3 million, respectively, and for the three and nine months ended September 30, 2003 was $21.8 million and $62.4 million, respectively. Assets classified as construction-in-progress are not being depreciated as they are not currently ready for their intended use.

     Broadband Wireless Licenses and Other Intangibles

     Broadband wireless licenses and other intangible assets consisted of the following components (dollars in thousands):

	September 30,	December 31,
	2004	2003
Broadband wireless licenses	$59,508	$59,508
Customer relationships	112,366	49,987
Internally developed technology	9,521	9,521
Acquired trade names	5,673	—

	187,068	119,016
Less: accumulated amortization	(51,388)	(26,163)

	135,680	92,853
Trade names – indefinite life asset	16,662	16,662

	$152,342	$109,515

     Amortization expense related to broadband wireless licenses and other intangible assets for each of the three and nine months ended September 30, 2004 was $11.5 million and $25.2 million, respectively and for the three and nine months ended September 30, 2003 was $6.5 million and $19.6 million, respectively. As of September 30, 2004, approximately $23.5 million of fixed wireless licenses are not being amortized as commercial services have not been deployed in the license’s geographic area. Annual amortization expense for intangible assets currently in service is estimated to be $48.4 million for 2005, $28.5 million for 2006, $17.4 million for 2007, $4.9 million for 2008 and $0.1 million for 2009.

5. LONG-TERM DEBT

     The Company has a secured credit facility (the “Credit Facility”) which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At September 30, 2004, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors (“Mr. Icahn”). At September 30, 2004, long-term debt consisted of $354.1 million in principal and $4.8 million of accrued interest that, if not paid, converts to principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for four consecutive quarters exceeds 4:1, XO would be required to pay cash interest, unless waived by the lenders.

     The security for the Credit Facility consists of all assets of XO including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements and maximum capital expenditures. In addition, the Company was required to achieve a minimum consolidated positive EBITDA of not less than $34.0 million for the four-quarter period ended September 30, 2004. On August 3, 2004 the lender waived the applicability of the minimum EBITDA covenant for each quarter from March 31, 2004 through December 31, 2005. Actual consolidated EBITDA loss for the four-quarter period ended September 30, 2004 was $23.2 million. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25.0 million at the end of March 31, 2004 and each fiscal quarter thereafter during the term. On June 23, 2004, as part of the closing of the Allegiance acquisition, the Company obtained the waiver and consent of the lenders with respect to the following covenants contained in the Credit Facility and subject to XO providing updated collateral descriptions and legal opinions not later than November 22, 2004: (i) the $25.0 limitation on the incurrence of permitted indebtedness, permitted equipment financings, acquired debt, and capital leases; (ii) the limitation on the incurrence of additional liens with respect to liens on the Allegiance assets that remained in place following the effective date of the Allegiance plan of reorganization; (iii) the restriction on making acquisitions in excess of $50.0 million; (iv) the requirement that accounts acquired as part of the Allegiance acquisition be subject to control agreements until November 22, 2004; and (v) any noncompliance arising from the entering into of the Operating Agreement.

     As discussed above, the Company is not required to pay cash interest accrued on the principal amount under the Credit Facility until it meets certain financial ratios; however, the Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At September 30, 2004, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 7.54%.

6. CONVERTIBLE PREFERRED STOCK

     On August 6, 2004, XO completed a private placement of 4.0 million shares of its 6% Class A Convertible Preferred Stock (the “Preferred Stock Offering”) for net proceeds of $199.4 million. Affiliates of Mr. Icahn purchased 95% of the preferred shares sold in the Preferred Stock Offering, and an affiliate of Amalgamated Gadget, L.P., holder of approximately 9.4% of XO’s outstanding common stock, purchased the remaining five percent.

     The Preferred Stock Offering was reviewed and approved by a special committee of XO’s Board of Directors consisting of XO’s three independent directors, Messrs. Dell, Gradin and Knauss. The special committee selected its own counsel and financial advisor. The financial advisor advised the special committee that, subject to specified qualifications, assumptions and limitations, the material terms of the 6% Class A Convertible Preferred Stock were fair to XO, from a financial point of view, at the time of issuance. Proceeds of the Preferred Stock Offering will be used for general working capital purposes and to fund possible future acquisitions that would add additional scale and synergies to XO’s business.

     The Class A Preferred Stock ranks senior to the Company’s common stock. Holders of the Class A Preferred Stock are not entitled to receive annual dividends, however, the liquidation preference of the Class A Preferred Stock automatically increases at a rate of 1.5% each quarter through the maturity date, January 15, 2010. The Company is required to redeem the then-outstanding shares of Class A Preferred Stock on the maturity date at 100% of their aggregate liquidation preference, including compounded accretion through that date, unless earlier redeemed or converted into common stock. If all of the shares of Class A Preferred Stock were to remain outstanding on the maturity date, and assuming the accretion of all the required increases to the liquidation preference thereof, holders of the Class A Preferred Stock would be entitled to 59,868,561 shares of common stock and would have an aggregate liquidation preference of approximately $276.6 million. The shares of Class A Preferred Stock are convertible into common stock based on a share price of $4.62, a premium of approximately 20% above the trading price of the common stock on the closing date of the Preferred Stock Offering. The Company may also, at its sole option, redeem the Class A Preferred Stock at any time after the third anniversary of the issue date of such shares if the average market price of the Company’s common stock for the 20 days prior to such redemption is equal to or greater than 250% of the conversion price of the Class A Preferred Stock. Each holder of the Class A Preferred Stock is entitled to one vote for each share of common stock issuable upon the conversion of the shares of Class A Preferred Stock as of the record date for such stockholders vote. Both the conversion ratio and the voting power of each share of Class A Preferred Stock will be automatically increased each quarter as the liquidation preference increases at the rate of 1.5% each quarter. The holders of Class A Preferred Stock also have anti-dilution protection in the event that the Company issues shares of common stock at a price below the then-prevailing market price of the Company’s common stock.

7. STOCKHOLDERS’ EQUITY

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

     As discussed in Note 2, the Company issued 45,380,000 of its common shares on June 23, 2004 as part of the purchase price for the Acquired Businesses of Allegiance.

     As discussed in Note 6, the Company issued 4.0 million shares of its 6% Class A Convertible Preferred Stock on August 6, 2004 in a private placement for aggregate consideration of $200.0 million.

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

     Products and Services

     The Company classifies its products and services revenues offered by its telecommunications services segment into voice services, data services, and integrated voice and data services (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Voice services	$214,665	$140,387	$487,265	$441,129
Data services	110,021	101,038	298,582	300,336
Integrated voice and data services	67,199	38,008	145,166	107,978

Total revenue	$391,885	$279,433	$931,013	$849,443

9. RELATED PARTY TRANSACTIONS

     Various entities controlled by Mr. Icahn hold the following interests in XO:

	Outstanding Common			Outstanding
	Stock	Warrants	Credit Facility	Preferred Stock
At December 31, 2003	Greater than 80%	Greater than 40%	Greater than 90%	N/A
At September 30, 2004	Greater than 50%	Greater than 40%	Greater than 90%	Greater than 90%

     The terms of the common stock, warrants and the Credit Facility, as well as the lease and tax allocation agreements discussed below, were all approved by the bankruptcy court as part of the Chapter 11 proceedings from which XO emerged in January 2003.

     On August 6, 2004, after the closing of the Preferred Stock Offering discussed in Note 6, Mr. Icahn filed a schedule 13D amendment disclosing his beneficial ownership of common stock was 60.7%.

     As a result of his significant majority ownership, Mr. Icahn has the right to elect all of XO’s directors, who in turn have the right to appoint the members of the committees of XO’s Board of Directors, appoint key members of XO’s executive management team, and appoint XO’s auditors. Currently, Mr. Icahn is Chairman of the Board of Directors and three employees of Icahn Associates also sit on the Board of Directors and various committees of the Board of Directors. Under applicable law and XO’s Certificate of Incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all of the assets, and amendments to XO’s Certificate of Incorporation and by-laws.

     Mr. Icahn, through various entities that he owns or controls, has the right to require XO to register, under the Securities Act of 1933, shares of XO’s Common Stock held by such entities and to include shares of XO’s Common Stock held by them in certain registration statements filed by XO.

     Dixon Properties, LLC (“Dixon”), which is controlled by Mr. Icahn, owns the building in which XO’s headquarters is located. XO currently leases approximately 170,000 square feet of space in that building. Pursuant to the lease agreement, XO has paid $1.0 million and $3.0 million in lease rent to Dixon for the three and nine months ended September 30, 2004, respectively, and XO is obligated to pay approximately $13.1 million to Dixon through the expiration of the initial term of the lease, which is November 30, 2007.

     XO has entered into a Tax Allocation Agreement, dated January 16, 2003, between XO and Starfire Holding Corporation (“Starfire”), the parent entity of the affiliated group of corporations controlled by Mr. Icahn. XO and Starfire will file consolidated returns during the period in which Mr. Icahn’s ownership of XO was equal to or greater than 80%, as required by the Internal Revenue Code. Upon the closing of the Rights Offering in January 2004, Mr. Icahn’s ownership percentage fell below 80%. Consequently, XO will no longer be included as part of Starfire’s consolidated group after January 2004. Upon deconsolidation, the Tax Allocation Agreement generally provides that Starfire will reimburse XO each year going forward for the excess of XO’s actual income tax expense over the income tax that XO would have been owed if the net operating losses or other tax attributes used in prior periods by the Starfire consolidated group were still available to XO.

     The Company provides certain telecommunications services to companies affiliated with Mr. Icahn (“Icahn Affiliates”). For the three and nine months ended September 30, 2004, the total revenue recognized on such services to Icahn Affiliates was approximately $0.6 million and $1.3 million, respectively. During the three and nine months ended September 30, 2004, the Company has purchased approximately $0.1 million and $0.5 million, respectively, in services from Icahn Affiliates.

     During the nine months ended September 30, 2004, the Company purchased $0.5 million in hardware and services from Dell, Inc. Mr. Adam Dell, an XO director, is the brother of Mr. Michael Dell, the Chairman of Dell, Inc.

     XO provided telecommunications services to Allegiance from February 18, 2004 through the Closing Date. Total revenue recognized for those services was approximately $1.7 million.

     On June 8, 2004 XO entered into a Registration Rights Agreement with the ATLT, holder of approximately 24.9% of XO’s outstanding common stock, pursuant to which the ATLT can require XO to register the 45,380,000 shares of XO common stock issued as part of the acquisition of the Acquired Businesses.

     On November 2, 2004, XO entered into an Indemnification Agreement with each of Mr. Dell, Robert L. Knauss and Fredrik Gradin, each of whom is a member of XO’s Board of Directors, pursuant to which XO has agreed to indemnify each of such directors for any personal liability and costs that he may incur in connection with the performance of services as a director of XO, and advance to each such director any expenses that he may incur in connection with any litigation or actions related to such services.

10. COMMITMENTS AND CONTINGENCIES

     In addition to the claim filed against the ATLT that is discussed in Note 2, XO is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort, employment, and telecommunications regulatory matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, XO makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. XO believes it has adequate provisions for any such matters. Disputes with respect to claims against XO in the aggregate amount of approximately $21.5 million remain pending from XO’s 2002 Chapter 11 proceedings. XO reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, XO believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

     On August 20, 2004, the Federal Communications Commission (or “FCC”) issued an Order and Notice of Proposed Rulemaking which established Interim Rules regarding the availability of unbundled network elements (or “UNEs”). The Interim Rules are designed to preserve the status quo for rates in effect as of June 16, 2004 while the FCC completes a more comprehensive proceeding to develop the New UNE Rules. The Interim UNE Rules dictate that the Regional Bell Operating Companies (or “RBOCs”) will make available all previously provisioned UNEs at their current cost-based rates for a six month period ending March 15, 2005. The Interim Rules propose that after March 15, 2005 the RBOCs can (i) increase the price of existing provisioned UNEs by 15%, and (ii) charge special access, or retail rate, on new orders for the use of their network assets formerly available as UNEs. While XO believes that the FCC will adopt New UNE Rules prior to March 15, 2005, if this adoption is delayed, the proposed interim rules price increase, could materially and adversely affect XO’s financial condition and results of operations.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

     Some statements and information contained in this document are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of data products and services based on IP, Ethernet and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network and back office systems, including with respect to the development of IP protocols;

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	trends related to and expectations regarding the results of operations in future periods, including but not limited to those statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations below; and

•	the impact of judicial decisions, legislation, and regulatory developments on our costs structure, services, and marketing initiatives.

     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the “Liquidity Assessment” discussions set forth below the “Risk Factors” section of our 2003 Annual Report, including, but not limited to:

•	general economic conditions in the geographic areas that we are targeting for the sale of telecommunications services;

•	the ability to achieve and maintain market penetration and revenue levels sufficient to provide financial viability to our business;

•	the quality and price of similar or comparable telecommunications services offered, or to be offered, by our current or future competitors; and

•	future judicial decisions, telecommunications-related legislation and/or regulatory decisions and the conduct of incumbent carriers in reaction to such developments.

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

     To serve our customers’ broad telecommunications needs, we operate a network comprised of a series of rings of fiber optic cables located in the central business districts of numerous metropolitan areas, which we refer to as metro fiber networks, that are connected primarily by a network of numerous dedicated wavelengths of transmission capacity on fiber optic cables, which we refer to as an intercity network. By integrating these networks with advanced telecommunications technologies, we are able to provide a comprehensive array of telecommunications services primarily or entirely over a network that we own or control, from the initiation of the voice or data transmission to the point of termination, which we refer to as end-to-end service. This capability enables us to provide telecommunications services between customers connected to our network and among customers with multiple locations primarily or entirely over our network.

     With the acquisition of Allegiance’s network assets and customer base discussed below, XO is one of the nation’s largest competitive providers of national local telecommunications and broadband services. We own one of the largest networks of nationwide connections to the Regional Bell Operating Companies’, or RBOCs’, networks, and doubled our Points of Presence (PoPs) within the 36 metropolitan areas where both XO and Allegiance operated with the acquisition. We believe that this extensive network will allow the combined company to (i) improve delivery of service to customers (ii) improve operating results and (iii) improve our ability to compete with other companies in the nationwide local telecommunications services market.

Recent Events

     FCC Rulemaking

     On August 20, 2004, the Federal Communications Commission, or FCC, issued an Order and Notice of Proposed Rulemaking which established Interim Rules regarding the availability of unbundled network elements or UNEs. The Interim Rules are designed to preserve the status quo for rates in effect as of June 16, 2004 while the FCC completes a more comprehensive proceeding to develop the New UNE Rules. The Interim UNE Rules dictate that the RBOCs will make available all previously provisioned UNEs at their current cost-based rates for a six month period ending March 15, 2005. The Interim Rules propose that after March 15, 2005 the RBOCs can (i) increase the price of existing provisioned UNEs by 15%, and (ii) charge special access, or retail rate, on new orders for the use of their network assets formerly available as UNEs. While we believe that the FCC will adopt New UNE Rules prior to March 15, 2005, if this adoption is delayed, the proposed interim rules price increases could materially and adversely affect XO’s financial condition and results of operations. The proposed FCC rulemaking is discussed in greater detail below under the heading “Regulatory Overview.”

     Convertible Preferred Stock Offering

     On August 6, 2004, we completed a private placement of 4.0 million shares of 6% Class A Convertible Preferred Stock for net proceeds of $199.4 million. Affiliates of Mr. Icahn, purchased 95% of the preferred shares sold in the offering, and an affiliate of Amalgamated Gadget, L.P., holder of approximately 9.4% of our outstanding common stock, purchased the remaining five percent.

     Business Combination

     On June 23, 2004, the Closing Date, we completed the acquisition of the Competitive Local Exchange Carrier, or CLEC, businesses of Allegiance Telecom, Inc., which we refer to as the Acquired Businesses, pursuant to the Asset Purchase Agreement entered into on February 18, 2004 between us, Allegiance Telecom, Inc. and Allegiance Telecom Company Worldwide, collectively referred to as Allegiance, and approved by the United States Bankruptcy Court for the Southern District of New York on February 19, 2004. Allegiance and its direct and indirect subsidiaries operated as debtor-in-possession under the Bankruptcy Code from May 14, 2003 to June 23, 2004.

     The assets of the Acquired Businesses consist primarily of:

•	switching and routing equipment, located both in current XO facilities and in facilities operated by one or more incumbent local exchange carriers;

•	physical points of presence in the form of network operations centers, data centers, central offices, and sales offices located in 36 major metropolitan areas;

•	customer and sales agreements and receivables;

•	leased intercity and metro fiber network capacity that is both redundant to and expansive of XO’s prior network; and

•	billing, provisioning, and other back-office information technology platforms.

     Under the Purchase Agreement, we paid approximately $636.0 million for the Acquired Businesses, consisting of approximately $324.7 million of cash, including $13.0 million of adjustments for working capital and $0.6 million in direct costs, and 45,380,000 shares of our common stock valued at approximately $311.3 million using our common stock market price for a reasonable period before and after the Allegiance acquisition was announced.

     XO filed an administrative claim with the Bankruptcy Court in August 2004 against the Allegiance Telecom Liquidating Trust, or the ATLT, for at least approximately $40.0 million under the Purchase Agreement and other agreements between the parties. Subsequently, XO informed the ATLT that the amount in dispute exceeds $50.0 million. The ATLT has claimed in correspondence that it believes it is owed approximately $13.7 million in respect to operating, working capital and other disputes that have arisen between the parties since the Closing Date. XO and the ATLT have met preliminarily to attempt to review and settle these claims, but there can be no assurance that these claims will be resolved favorably to XO.

     XO is vigorously pursuing its claim. The majority of any amounts recovered by XO in connection with this claim would reduce the purchase price paid by XO to purchase the Acquired Businesses, as well as the resulting goodwill recorded in the accompanying financial statements. To the extent that the ATLT is successful in asserting any counterclaims pursuant to which XO is required to pay additional amounts to the ATLT, the majority of any payment by XO would increase the purchase price paid by XO to purchase the Acquired Businesses, as well as the resulting goodwill recorded in the accompanying financial statements.

Comparison of Financial Results

     The operational results of XO for the three and nine months ended September 30, 2004 are discussed below. As the acquisition of the Acquired Businesses closed June 23, 2004, our consolidated results of operations include the Acquired Businesses from the Closing Date through September 30, 2004. Forward looking information with respect to consolidated XO is discussed at the end of each financial results analysis. Our actual experience may differ materially from our projections of the combined company, based on many factors including, among others:

•	there are inherent uncertainties in projecting future results for any business;

•	we may not successfully integrate the Acquired Businesses and/or may experience delays in the integration process;

•	while Allegiance’s consolidated financial position and results of operations have been audited through December 31, 2003, stand alone financial information with respect to the Acquired Businesses has not been audited; and

•	we cannot predict the outcome of future judicial decisions, telecommunications related legislation and/or regulatory decisions or the reaction by incumbent carriers to such developments.

     Three and Nine Months Ended September 30, 2004 versus Three and Nine Months Ended September 30, 2003

     Revenue. Total revenue for the three months ending September 30, 2004 increased to $391.9 million from $279.4 million in the same period of 2003 while total revenue for the nine months ended September 30, 2004 increased to $931.0 million from $849.4 million for the same period of 2003. The three and nine month financial results for 2004 include approximately $107.8 million and $116.9 million, respectively, of revenue from the Acquired Businesses. Without the revenue from the Acquired Businesses, our 2004 revenue for the three months ended September 30, 2004 increased to $284.1 million from 2003 results of $279.4 million. Our revenue for the nine months ended September 30, 2004 without the revenue from the Acquired Businesses decreased to $814.1 million from $849.4 million.

     If current business and industry trends continue, we would expect that the revenue for the combined company will be relatively stable with third quarter 2004 results for the year following the acquisition, although it may fluctuate quarter to quarter. This projection could be negatively impacted if we do not successfully integrate and retain the Acquired Businesses’ customers, sales forces and services.

     Revenue was earned from providing the following services set forth in the table below (dollars in thousands).

	Three months ended September 30,
				% of
	2004	% of Revenue	2003	Revenue	% Change
Voice services	$214,665	54.8%	$140,387	50.2%	52.9%
Data services	110,021	28.1%	101,038	36.2%	8.9%
Integrated voice and data services	67,199	17.1%	38,008	13.6%	76.8%

Total revenue	$391,885	100.0%	$279,433	100.0%	40.2%

	Nine Months ended September 30,
				% of
	2004	% of Revenue	2003	Revenue	% Change
Voice services	$487,265	52.3%	$441,129	51.9%	10.5%
Data services	298,582	32.1%	300,336	35.4%	(0.6%)
Integrated voice and data services	145,166	15.6%	107,978	12.7%	34.4%

Total revenue	$931,013	100.0%	$849,443	100.0%	9.6%

     Voice services revenue includes revenue from local and long distance voice services, prepaid calling card processing, and other voice telecommunications based services, interactive voice response services and stand-alone long distance services. Our three and nine month financial results for 2004 include approximately $63.9 million and $68.9 million of voice services from the Acquired Businesses, respectively. Voice services revenue exclusive of voice service revenue from the Acquired Businesses for the three months ended September 30, 2004 increased to $150.7 million from $140.4 million for the same period of 2003 and for the nine months ended September 30, 2004 decreased to $418.3 million from $441.1 million for the same period in 2003. The third quarter versus third quarter increase is due in large measure to favorable dispute settlements with incumbent local exchange carriers. The nine months versus nine months decrease is primarily attributable to carrier customer declines during 2003 driven by churn and competitive pricing pressures offset by the settlements referenced above. In addition, the FCC mandated certain rate reductions in carrier access rates.

     Data services revenue includes revenue from Internet access, network access and web applications hosting services. Our three and nine month financial results for 2004 include approximately $16.6 million and $18.2 million of data services revenue from the Acquired Businesses, respectively. Data services revenue exclusive of data service revenue from the Acquired Businesses for the three months ended September 30, 2004 decreased to $93.4 million from $101.0 million for the same period of 2003 and for the nine months ended September 30, 2004 decreased to $280.3 million from $300.3 million for the same period in 2003. The decrease is primarily due to carrier customer churn due to network downsizing.

     Integrated voice and data services revenue is generated largely from our XOptions and Total Communications service offerings, which are flat-rate bundled packages offering a combination of voice and data services. Our three and nine month financial results for 2004 include approximately $27.3 million and $29.8 million of integrated voice and data revenue from the Acquired Businesses, respectively. Integrated voice and data services revenue exclusive of services revenue from the Acquired Businesses for the three months and nine months ended September 30, 2004 increased to $39.9 million and $115.4 million, respectively, from $38.0 million and $108.0 million for the three months and nine months ended September 30, 2003, respectively, due to growth in our XOptions bundled package service.

     Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands). Our consolidated costs and expenses in 2004 include the costs to run the Acquired Businesses from June 23, 2004 through September 30, 2004.

	Three months ended September 30,
	2004	% of Revenue	2003	% of Revenue	% Change
Costs and expenses:
Cost of service	$161,946	41.3%	$106,935	38.3%	51.4%
Selling, operating and general	209,427	53.4%	179,988	64.4%	16.4%
Depreciation and amortization	56,739	14.5%	28,388	10.2%	99.9%

Total	$428,112		$315,311

	Nine Months ended September 30,
	2004	% of Revenue	2003	% of Revenue	% Change
Costs and expenses:
Cost of service	$390,729	42.0%	$319,339	37.6%	22.4%
Selling, operating and general	542,129	58.2%	511,264	60.2%	6.0%
Depreciation and amortization	112,501	12.1%	81,993	9.7%	37.2%

Total	$1,045,359		$912,596

     Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service for the three and nine months ended September 30, 2004 increased as a percentage of revenue compared to the same period in 2003 due to pricing pressures from both mandated FCC carrier access rate reductions and general pricing reductions, as well as a shift in traffic mix for terminations.

     Based on our review and analyses, we believe that cost of service as a percentage of revenue for the combined companies will remain relatively stable with third quarter 2004 results. However, cost of service may be adversely impacted due to recently proposed regulatory rules on UNE loop and transport rates as discussed later in “Regulatory Overview.” We originally estimated a potential benefit of approximately $60.0 million in pro forma annualized cost of service expense synergies for the combined companies if our integration efforts with the Acquired Businesses were successful. We have made progress integrating the two companies and are on plan to reach our synergy targets. Cost of service as a percentage of revenue may be adversely impacted if we do not successfully integrate the Acquired Businesses and/or experience delays in our integration efforts.

     Selling, operating and general. Selling, operating and general expense includes expenses related to sales and marketing, internal network operations and engineering, information systems, general corporate office functions, business taxes and collection risks. Selling, operating and general expense as a percentage of revenue for the three months ended September 30, 2004 and for the nine months ended September 30, 2004 decreased when compared to the same periods in 2004. The decrease in selling, operating and general expense as a percentage of revenue is primarily due to the achievement of synergies related to the acquisition of the Acquired Businesses.

     Based on our review and analyses, we believe that, selling, operating and general expense will remain relatively stable with third quarter 2004 results, both in absolute dollars and as a percentage of revenue. We originally estimated a potential benefit of approximately $100.0 million in pro forma annualized selling, operating and general expense synergies for the combined companies if our integration efforts with the Acquired Businesses were successful. We have made progress integrating the two companies and are on plan to reach our synergy targets. This projection would be adversely affected if we do not successfully integrate the Acquired Businesses in a timely manner and/or experience delays in our integration efforts.

     Depreciation and amortization. Depreciation expense was $45.3 million for the three months ended September 30, 2004, and $21.8 million for the same period in 2003. Depreciation expense was $87.3 million for the nine months ended September 30, 2004, and $62.4 million for the same period in 2003. Amortization expense includes the amortization of broadband wireless licenses and other intangible assets with definite useful lives. Total amortization expense was $11.5 million for the three months ended September 30, 2004 and $6.5 million for the same period of 2003 and was $25.2 million in the nine months ended September 30, 2004 and $19.6 million in the same period of 2003. The increase in absolute dollars is due to the inclusion of the fixed assets and intangibles of the Acquired Businesses. As of September 30, 2004, we had approximately $100.1 million of construction-in-progress plus $23.5 million of fixed wireless licenses that are not currently ready for their intended use or placed into service and, accordingly, are not currently being depreciated or amortized. Based on our review and analyses, we believe that depreciation and amortization will remain relatively stable with third quarter 2004 results.

     Investment income (loss), net. Investment income (loss), net includes interest income on investments and realized gains or losses on the sale of investments. For each of the three months ended September 30, 2004 and 2003 we reported a net investment income of $1.0 million. Investment loss, net for the nine months ended September 30, 2004 was $0.7 million while we had net investment income of $9.3 million for the same period in 2003. The decrease in investment income is due primarily to the recognized losses on the sale of marketable securities during 2004, as well as reduced investment balances.

     Interest expense, net. Interest expense, net includes interest expense on our Credit Facility and capital leases, less any amounts capitalized. The majority of interest expense in 2004 is non-cash as the Credit Facility allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the three months ended September 30, 2004 and 2003 was $6.6 million and $5.9 million, respectively. Interest expense, net for the nine months ended September 30, 2004 and 2003 was $19.0 million and $27.3 million, respectively. The significant reduction for 2004 was due to the repayment of outstanding principal under the Credit Facility with the proceeds of the Rights Offering in January 2004. During the three months ended September 30, 2004 and 2003, we capitalized interest on construction costs of $1.2 million and $0.9 million, respectively. Capitalized interest for the nine months ended September 30, 2004 and 2003 was $3.1 million and $2.2 million, respectively.

Critical Accounting Policies

     Our significant accounting policies are more fully described in the notes to the consolidated financial statements in our 2003 Annual Report. The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the quarterly period ended September 30, 2004. Management believes the following critical accounting policies represent the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Business Combinations

     The Company accounts for business acquisitions in accordance with Statement of Financial Accounting Standards 141, “Accounting for Business Combinations” or SFAS 141. Accordingly, when a business combination occurs, the Company allocates the cost of the acquired enterprise to the estimated fair value of the assets acquired and liabilities assumed. Any excess of cost over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Direct costs of the acquisition are included in the cost of the acquired enterprise, while indirect and general expenses such as salaries and overhead costs are expensed as incurred. Costs of issuing equity securities in connection with business combinations are deducted from the amount of additional paid-in-capital resulting from the issuance.

     Upon the Closing Date, XO acquired title to the Acquired Businesses. XO retained independent appraisers to determine the fair value of the property, plant and equipment and intangible assets acquired as required under SFAS 141. The following are the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (dollars in thousands):

Current assets	$51,060
Property and equipment	368,916
Goodwill	213,891
Other intangible assets	68,052
Other long-term assets	9,028

Total assets acquired	710,947
Current liabilities	(60,968)
Long-term liabilities	(13,969)

Total liabilities acquired	(74,937)

Purchase price	$636,010

     The values assigned in these financial statements are preliminary and represent management’s best estimate of current values which are subject to revision due to changes in estimates of fair value as well as the pending claim discussed in “Recent Events.”

     Long-Lived Assets

     Our long-lived assets include property and equipment, goodwill, broadband wireless licenses, and identifiable intangible assets to be held and used. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of telecommunications networks and acquired bandwidth are 3 to 20 years and 5 to 7 years for furniture fixtures, equipment and other. These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. This latter assessment is significant because we operate within an industry in which new technological changes could render some or all of our network related equipment obsolete requiring application of a shorter useful life or, in certain circumstances, a write-off of the entire value of the asset. Accordingly, in making this assessment, we consider our planned use of the assets, the views of experts both from internal and outside sources regarding the impact of technological advances and trends in the industry on the value and useful lives of our network assets. Costs of additions and improvements are capitalized and repairs and maintenance are charged to expense as incurred. Direct external and internal costs of constructing property and equipment are capitalized including interest costs related to construction. Depreciation or amortization of the long-lived assets, with finite lives, begins when the asset is substantially complete or placed into service.

     Investments in broadband wireless licenses are amortized over the portion of the original license term remaining after the license is placed in service, or 10 years, whichever is shorter. The original license period is determined by the FCC. In order to receive an extension of the original license term from the FCC, we are required to show substantial service in the license area within ten years of being licensed. Failure to meet this requirement could result in forfeiture of the license. Approximately $23.5 million in book value of these licenses have not yet been placed into service. Had these licenses been in service during the first three quarters of 2004, amortization expense would have increased by approximately $3.3 million. If we fail to show substantial service in the licensed geographic area at the end of the original ten year period and are not granted an extension or renewal from the FCC, we would forfeit the right to offer such services in that market, and write-off the impaired asset. XO is evaluating recent improvements in the price and performance of broadband wireless equipment, and is developing a plan to meet the FCC’s substantial service test in all its licensed areas before the licenses are due for renewal proceedings.

     Other intangibles consist of customer relationships, internally developed technology and trade names. The customer relationships and internally developed technology are being amortized using the straight-line method over the estimated useful lives of three years. Certain trade names were determined to have indefinite lives and are not being amortized. Goodwill and definite life tradenames are reviewed at least annually for impairment, as required under Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”, or SFAS 142. Other trade names are amortized over their estimated useful lives of 4 years.

     Long-lived assets that are not required to be reviewed annually under SFAS 142 are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. The criteria for determining impairment for long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. We believe that no impairment existed under SFAS 144 as of September 30, 2004. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS 144 could change.

     Revenue Recognition

     Revenues from telecommunications services are recognized when the services are performed, evidence of an arrangement exists, the charges are fixed and determinable and collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs. For example, if a customer files for protection under bankruptcy, we believe the probability of collection is weakened. Consequently, under such circumstances, although we continue to bill the customer for all services provided, we do not recognize revenue until cash is received. In addition, telecommunications customers often dispute the amounts that we invoice them due to regulatory issues, late payment fees, and early termination charges based on differences of opinion regarding contract terms or service levels. Accordingly, as these billings are not considered fixed and determinable and collection of such amounts is not considered probable while these amounts are disputed, revenue recognition is deferred until the dispute is resolved and the collection is probable.

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

     We establish an allowance for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expenses. We assess the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We can and have experienced material changes to our reserve requirements on a month to month basis as significant customers have in the past unexpectedly filed for bankruptcy or otherwise became insolvent. We believe that our established credit and valuation allowances were adequate as of September 30, 2004. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known.

     Cost of Service

     Cost of service includes expenses directly associated with providing telecommunications services to customers. We accrue for the estimated costs of services received from third party telecommunications providers during the period the services are received. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. We accrue for all invoiced amounts, even amounts in dispute, as these amounts represent contingent liabilities that are considered probable and measurable. Disputes resolved in our favor may reduce cost of service in the period the dispute is settled. As the period of time required to resolve these types of disputes often lapses over several quarters, the benefits associated with the favorable resolution of such disputes normally are realized in periods subsequent to the accrual of the disputed invoice.

Liquidity and Capital Resources

     Capital Resources and Liquidity Assessment

     During the nine months ended September 30, 2004, our operating activities used net cash of $29.2 million, our investing activities used net cash of $412.7 million, and our financing activities provided net cash of $200.7 million. Consequently, our balance of cash and cash equivalents decreased to $237.4 million at September 30, 2004 from $478.6 million at December 31, 2003.

     Our operations used net cash of $29.2 million for the nine months ended September 30, 2004. This use of cash is due to our results of operations and the timing of receipts and disbursements in our accounts receivable and accounts payable. We have paid approximately $8.0 million of costs that benefited the businesses retained by ATLT that is part of the claim discussed in “Recent Events.”

     The net use of cash for $412.7 million for investing activities is largely due to the $324.7 million of cash paid as part of the consideration for the Acquired Businesses. As discussed in “Recent Events” we believe that this acquisition will provide us with a competitive position in operational assets, service offerings and customer base. In addition, we have invested $72.8 million in capital expenditures. Approximately half of this amount was “success based”, which results in increased revenue from existing or new customers. The other half is primarily for information technology system licenses and upgrades.

     Our financing activities provided net cash of $200.7 million largely due to our August 6, 2004, completion of a private placement offering of 4.0 million shares of our 6% Class A Convertible Preferred Stock for $199.4 million of net proceeds discussed in “Recent Events.” In addition we completed a Rights Offering in January 2004 using the net proceeds of $197.6 million to pay down amounts outstanding under our Credit Facility.

     Our growth has required substantial capital to fund business acquisitions, the related integration, expanding working capital needs, new product initiatives and capital expenditures. We recently raised capital through the Preferred Stock Offering and we currently believe that this will meet the needs of the current scope of our business plan. We may however raise additional capital if we decide to expand the scope of our business plan, invest in new technologies, including the buildout of our broadband wireless business, or acquire other businesses. The timing of when to raise this capital could be sooner if we are unsuccessful in properly integrating the Acquired Businesses in a timely manner, if we experience unexpected customer losses during the integration period, if integration costs are higher than expected, if unfavorable judicial, regulatory, or legislative developments adversely impact our pricing and/or cost of service, or if there are further downturns in the industry or the economy. We cannot predict at this time what impact the regulatory changes discussed under the heading “Recent Events” may have on our financial position and projections.

     The outstanding balance on the Credit Facility as of September 30, 2004 was $358.9 million. We have no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions of the principal amount outstanding under the Credit Facility do not commence until 2009. There are no additional borrowings available under our Credit Facility. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, XO will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of our consolidated earnings before interest, taxes depreciation and amortization, or EBITDA, to consolidated interest expense for four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders.

     Our Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements and maximum capital expenditures. In addition, the Company was required to achieve a minimum consolidated positive EBITDA of not less than $34.0 million for the four-quarter period ended September 30, 2004. On August 3, 2004 the lender waived the applicability of the minimum EBITDA covenant for each quarter from March 31, 2004 through December 31, 2005. Actual consolidated EBITDA loss for the four-quarter period ended September 30, 2004 was $23.2 million. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25.0 million at the end of March 31, 2004 and each fiscal quarter thereafter during the term. On June 23, 2004, as part of the closing of the Allegiance acquisition, we obtained the waiver and consent of the lenders with respect to the following covenants contained in the Credit Facility and subject to XO providing updated collateral descriptions and legal opinions not later than November 22, 2004: (i) the $25.0 limitation on the incurrence of permitted indebtedness, permitted equipment financings, acquired debt, and capital leases; (ii) the limitation on the incurrence of additional liens with respect to liens on the Allegiance assets that remained in place following the effective date of the Allegiance plan of reorganization; (iii) the restriction on making acquisitions in excess of $50.0 million; (iv) the requirement that accounts acquired as part of the Allegiance acquisition be subject to control agreements until November 22, 2004; and (v) any noncompliance arising from the entering into of the Operating Agreement.

     Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. Although our trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. We believe that our established allowances are adequate as of September 30, 2004 to cover these risks.

Regulatory Overview

     Overview

     The Telecommunications Act of 1996, or the “Telecom Act”, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local telecommunications services throughout the United States by new competitive independent entrants such as XO. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant incumbent carrier — often a former subsidiary of AT&T known as a Regional Bell Operating Company or “RBOC” — which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs, following some recent consolidation, now consist of the following companies: BellSouth, Verizon, Qwest Communications and SBC Communications.

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

     Although the Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled new entrants like us to capture a portion of the incumbent carriers’ market share of local services, there have been numerous attempts to limit the pro-competitive policies in the local exchange services market through a combination of federal legislation, adoption of new rules by the FCC, and RBOC challenges to existing and proposed regulations. We expect these efforts to scale back the benefits of the Telecom Act and local service competition to continue. However, successful implementation of our business plan is predicated on the assumption that the basic competitive framework and pro-competitive safeguards will remain in place.

     Federal Regulation

     The FCC exercises jurisdiction over our telecommunications facilities and services. We have authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based domestic interstate and international services. In addition, we have obtained FCC authorizations for the operation of our LMDS and 39 GHz broadband wireless facilities. Because XO is not dominant in any of its markets, unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation. Thus our pricing policies for end user services are only subject to the federal guidelines that charges for interstate and international services be just, reasonable, and non-discriminatory. The FCC allows us to file interstate tariffs for interstate access services (rates charged by carriers for access to their networks). As for domestic and international long distance services, the FCC, requires us to make the terms, conditions and rates of the detariffed services available to the public on our Company web page, and such terms, conditions, and rates are located at http://www.xo.com/legal/.

     The following is a summary of the interconnection and other rights granted by the Telecom Act that are important for effective local service competition and our belief as to the effect of those requirements, if properly implemented:

•	interconnection with the networks of incumbents and other carriers, which permits our customers to exchange traffic with customers connected to other networks;

•	UNE which is defined as access to incumbent carriers’ facilities for our local loops and transport wires that connect the incumbent carriers’ central offices and/or customer premises, thereby enabling us to serve customers not directly connected to our networks;

•	reciprocal compensation, which mandates arrangements for local traffic exchange between us and both incumbent and competitive carriers and compensation for terminating local traffic originating on other carriers’ networks, thereby improving our margins for local service;

•	number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to our local voice services;

•	access to phone numbers, which mandates assignment of new telephone numbers to our customers, thereby enabling us to provide telephone numbers to new customers on the same basis as incumbent carriers;and

•	collocation of telecommunications equipment in incumbent carrier central offices, which enables us to have direct access to unbundled loops and other network elements and facilitates for efficient integration with our switching and other network facilities.

     Although the rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented and enforced to permit competitive telephone companies like XO to compete effectively with the incumbent carriers. Discussed below are several FCC and court proceedings relating to the application of certain FCC rules and policies that are significant to and directly impact our operations and costs as well as the nature and scope of industry competition.

Unbundling of Incumbent Network Elements

     On August 21, 2003, the FCC released its Triennial Review Order (“TRO”). Several carriers and other entities appealed the FCC’s TRO decision. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued its opinion in United States Telecom Association v. FCC, No. 00-1012 (“USTA II Decision”). In the USTA II Decision, the court reversed and overturned many of the conclusions of the TRO. Specifically, the court found that the FCC improperly delegated to the states the overall responsibility for deciding whether certain unbundled elements should remain available to competitive carriers in each of the respective states. The FCC’s determination in the TRO that competitive carriers should have access to switching platform services as a UNE (“UNE-P”) was overturned by the court. The court also overturned the portions of the TRO which held that competitive carriers should have access to high capacity non-OC level unbundled dedicated transport circuits at cost-based UNE rates. In addition, a number of RBOCs have taken the position that they believe the USTA II Decision overturns portions of the TRO requirement that competitors should have access to certain non-OC level high capacity loops at cost-based UNE rates, although we disagree with this interpretation of the USTA II Decision. We make extensive use of RBOC-provided high capacity local loops to connect our customers to our network. Therefore, if the RBOCs prevail on their position, our costs for purchasing high capacity local loops can be expected to increase depending on final determinations by regulatory agencies and/or the courts and any such increase could have a material and adverse effect on our cost of services.

     The USTA II Decision became effective on June 16, 2004, and the U.S. Supreme Court has refused to take an appeal of the decision. The FCC will address the issues reversed and overturned by the USTA II Decision and develop new rules governing local competitors’ use of UNEs (“New UNE Rules”). The FCC has promulgated interim rules (“Interim UNE Rules”) which are designed to preserve the status quo as of June 16, 2004 while the FCC completes a more comprehensive proceeding to develop the New UNE Rules. The Interim UNE Rules dictate that the RBOCs will make available all previously available UNEs at their current cost-based rates for a six month period ending in March 2005. After the expiration of the Interim UNE Rules, the UNEs overturned by the USTA II Decision will become unavailable unless the FCC extends the interim rules, promulgates new replacement UNE rules, or creates a transition period. The Interim UNE Rules propose that, effective March 15, 2005, the RBOCs (i) can increase the price of existing provisioned UNEs by 15%, and (ii) change special access, or retail rates, on new orders for the use of the RBOC network assets formerly available as UNEs. If the FCC does not adopt New UNE Rules prior to March 2005 that alter the proposed Interim UNE Rules price increases, XO’s financial condition and results of operations could be materially and adversely affected.

     The FCC has indicated that it expects to adopt the New UNE Rules prior to March 2005, although there is no assurance that it will do so, or that such New UNE Rules would continue to provide us access to all UNEs, at cost-based rates, that we use today. If the FCC does not complete its New UNE Rules in a timely fashion, our ability to obtain access to certain unbundled network elements and incumbent network upgrades at cost-based rates may be curtailed or become more costly in the future. The FCC has urged competitive carriers and incumbent carriers to engage in good faith, commercial negotiations to agree upon rates, terms and conditions for the continued availability of UNEs impacted by the USTA II Decision. We are engaged in such commercial negotiations with several incumbent carriers but, at this time, we cannot predict the outcome of these negotiations or whether they will result in preserving existing UNE rates. In addition, if the FCC is unable to adopt New UNE Rules prior to March, 2005, we have petitioned the FCC to, at a minimum, act on an emergency basis to require that DS1 level UNE loops continue to be made available at cost-based rates. XO is unable to predict at this time whether our petition will be granted.

     Although these rules adopted by the FCC in the TRO became effective on October 2, 2003, many of the requirements imposed by the FCC in the TRO were not self-executing. Accordingly, the FCC made clear that carriers must follow the change of law procedures in their applicable interconnection agreements with RBOCs to implement any TRO requirements that are not self-executing and that carriers must follow the procedures set forth in section 252(b) of the Telecom Act to modify interconnection agreements that are silent as to implementation of changes in law. We have been in negotiations with incumbent carriers to amend our interconnection agreements to implement relevant TRO requirements and, to date, have executed amendments in several states.

     The United States Telephone Association, Qwest Communications International, Inc. and the Verizon telephone companies have filed a petition with the U.S. Court of Appeals for the D.C. Circuit, requesting the court to, among other things, overturn the Interim UNE Rules. On October 6, 2004, the court declined to rule on that petition pending further order of the court and directed the parties to file motions governing further proceedings by January 4, 2005. Additionally, it is our understanding that the RBOCs will continue to seek to institute follow-on administrative proceedings with the FCC and state regulatory agencies, and lobby the United States Congress, all in an effort to affect laws and regulations in a manner even more favorable to them and against the interests of competitive carriers. The RBOCs have many petitions pending with the FCC that have not been acted on at this time. At the same time, we anticipate that competitive carriers will endeavor to improve their positions and access to the RBOCs’ networks through similar means. The final outcome of the appellate review and FCC rulemaking proceedings remains unknown at this time, but it is possible that further changes to the rules could adversely affect our cost of doing business by substantially increasing our cost of purchasing or leasing network facilities, which include UNEs, from the RBOCs and other incumbent carriers.

     Intercarrier Compensation Reform. Currently, telecommunications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges. These two forms of intercarrier compensation have been under review by the FCC since 2001. The FCC continues to consider a broad order reforming the intercarrier compensation system and the following specific proceedings also impact intercarrier compensation issues for us.

     Level (3) Forbearance Petition. On December 23, 2003, Level(3) filed a petition for forbearance requesting the FCC to forbear from application of interstate or intrastate access charges on Internet protocol (IP) traffic that originates or terminates on the public switched telephone network (PSTN). If the FCC grants Level (3)’s petition, we would expect that there would be reductions in our network costs associated with the termination of certain IP-to-PSTN and PSTN-to-IP traffic. If, on the other hand, the FCC rules against Level(3) and adopts rules that require interstate access charges to be paid for the termination of IP-to-PSTN traffic, our network costs will increase.

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

     Pricing of Unbundled Network Elements

     FCC TELRIC Proceeding.On September 10, 2003, the FCC initiated a new proceeding to consider significantly revamping the current Total Element Long Run Incremental Cost (“TELRIC”) methodology used for the pricing of unbundled network elements. If the FCC reverses the methodology used for determining UNE rates to allow for rate increases, such a determination will allow the incumbent carriers to increase unbundled network element rates and this could substantially raise XO’s costs for leasing unbundled network elements in the future. A decision is expected sometime in 2005. Several state commissions have also initiated proceedings to review the rate levels that the incumbent carriers charge for unbundled network elements. An adverse ruling in these proceedings would allow the incumbent carriers to increase unbundled network element rates in the applicable state and this could substantially raise our costs for leasing unbundled network elements in the future.

     California PUC Proceeding. On September 23, 2004, the California Public Utilities Commission issued a decision that requires SBC to adjust monthly recurring rates for certain types of services offered by SBC. As a result of this decision, we believe that we are owed a retroactive credit. The decision is still subject to appeal so we are currently unable to determine the amount or the timing of the expected credit.

Provision of Broadband Telecommunications Services and Information Services

     Prior to the issuance of the TRO, the network elements that could be used for broadband services had to be made available as unbundled elements to competitors. However, at the urging of the RBOCs and other incumbent carriers, the FCC, in the TRO, greatly curtailed the extent to which the incumbents must unbundle the broadband portion of their networks that serve mass market customers. The RBOCs continue to push for further deregulation through federal and state legislative efforts. In addition, it is anticipated that deregulatory legislation will be pursued by the RBOCs in Congress. In addition to possible legislation, the FCC has initiated another pending proceeding that could relax incumbent carriers’ obligation to make unbundled network elements that are used for certain broadband or information services available to us. The FCC has issued a Notice of Proposed Rulemaking entitled “Appropriate Framework for Broadband Access to the Internet Over Wireline Facilities” that requests comments on the proper classification of broadband access services as either regulated telecommunications services or unregulated information services. The TRO decision, in conjunction with a decision in this proceeding, a legislative change or a court ruling further broadening the definition of what constitutes unregulated information services, could have the effect of allowing RBOCs to provide terms, conditions and pricing to their own affiliates that provide data or information services that are better than those made available to competitive carriers such as us. To date these deregulatory trends have been directed towards facilities used primarily by mass market customers, as opposed to our enterprise customers. An extension of these trends to the enterprise market could adversely affect our cost of doing business by increasing the cost of purchasing or leasing such facilities from the RBOCs.

     Broadband Relief. On October 22, 2004 the FCC announced that it has approved a request filed by Verizon to grant forbearance from the requirement to make available to competitive carriers the following specific network elements: fiber-to-the-home or FTTH loops, fiber-to-the-curb or FTTC loops, the packetized functionality of hybrid copper-fiber loops, and packet switching. The FCC concluded that, for those broadband loop facilities for which unbundling obligations have been eliminated, the corresponding access obligations should also be eliminated. Previously, the FCC had released similar unbundling relief orders affecting multiple dwelling unit and fiber-to-the-curb deregulation. Because of its express limitation to FTTH, FTTC, hybrid loops, and packet switching, these orders should only limit availability for those specific network elements, which are not material to us. It is possible, however, that the RBOCs will seek additional broadband regulatory relief in future proceedings.

     Universal Service. In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as “universal service”. Specifically, the FCC established new subsidies for services provided to qualifying schools and libraries and rural health care providers, and expanded existing subsidies to low income consumers. Most telecommunications companies, including XO, must pay for these programs based on their share of interstate and international telecommunications end user revenues. On September 16, 2004, the FCC released a public notice announcing that the universal service contribution factor for the third and fourth quarters of 2004 will remain at 8.7 percent. The FCC has taken further steps to modify the system for assessment and recovery of universal service funds. In a Notice of Proposed Rulemaking issued in December, 2002, the FCC asked many broad-ranging questions regarding universal service, including whether to change its method of assessing contributions due from carriers by basing it on the number and capacity of connections they provide, rather than on interstate and international end user revenues they earn. If the FCC amends its rules so that universal service contributions are based on the number and capacity of interstate and international telecommunications circuits, we expect our Universal Service payment obligations to increase and would expect to pass any such rate increase through to our customers. At this time, XO is unable to predict whether the FCC’s rulemaking or legislative initiatives will increase the size of our subsidy payments, the scope of the subsidy program, or our costs of calculating, collecting and remitting the universal service related payments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We had $358.9 million in secured loans as of September 30, 2004. Currently, we do not pay cash interest on the loans under the Credit Facility and accrued interest converts to principal ratably throughout the loan period. As interest accrues at variable rates, our Credit Facility subjects us to interest rate risks.

     Marketable and other securities, available for sale, at September 30, 2004 consist primarily of investments in equity and debt securities of publicly-traded companies. The fair value of our investment in equity and debt securities exposes us to market risk; however, if the fair value were to increase or decrease immediately, it would not likely have a material impact on our financial position or our results of operations. We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purposes of credit enhancement, hedging transactions, or other financial or investment purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Principal Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on the evaluation, they have concluded that, as of the end of such period, the controls and procedures were effective at ensuring that required information was accurate and disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.

     As of June 23, 2004, the newly combined company has been aggressively working to consolidate overlapping processes, controls, and systems. With the exception of Carrier Access Billings and the legacy-Allegiance revenue cycle, the vast majority of overlapping processes, systems, and controls have migrated to the legacy-XO control environment. The Carrier Access Billings process for the combined entity has migrated to the legacy-Allegiance control environment. The legacy-Allegiance revenue cycle remains unchanged but is subject to the same internal controls over financial reporting that we apply to our legacy businesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In addition to the claim filed against the ATLT that is discussed in Note 2, we are involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort, employment and telecommunications regulatory matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. Disputes with respect to general unsecured claims and two administrative expense claims against us in the aggregate amount of approximately $21.5 million remain pending from our 2002 Chapter 11 proceedings. We review these provisions at least quarterly and adjust these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that XO has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2004.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibits

10.1	Indemnification Agreement, dated as of November 2, 2004, by and among Mr. Adam Dell, Starfire Holding Corporation, and XO Communications, Inc.

10.2	Indemnification Agreement, dated as of November 2, 2004, by and among Mr. Robert L. Knauss, Starfire Holding Corporation, and XO Communications, Inc.

10.3	Indemnification Agreement, dated as of November 2, 2004, by and among Mr. Fredrik C. Gradin, Starfire Holding Corporation, and XO Communications, Inc.

31.1	Rule 13a — 14(a)/15(d) — 14(a) Certification

31.2	Rule 13a — 14(a)/15(d) — 14(a) Certification

32.1	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: November 9, 2004	By: /s/ William Garrahan
William Garrahan
Senior Vice President and Acting
Chief Financial Officer
(Principal Financial Officer)