Form 10-K
period 2004-12-31
XO COMMUNICATIONS INC
filed 2005-03-18
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock, par value $0.01 per share
(Title of class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.).    Yes ☑         No ☐
     The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2004 (which is the last business day of the Registrant’s second fiscal quarter), as reported on the NASDAQ Over-the-Counter Bulletin Board, was approximately $375.7 million. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES ☑         No ☐
     Number of shares of common stock outstanding as of March 14, 2005: 181,933,035
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual stockholders’ meeting to be held on May 9, 2005 are incorporated in Part III.

PART I

Item 1.	Business
      This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, business, and financing plans. These forward-looking statements are based on our current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.
      The words “believe,” “plan,” “target,” “expect,” “intends,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1 and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Business Overview
      XO Communications, Inc., or XO, a Delaware corporation, is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to business customers. We provide our services, including local and long distance voice, Internet access, private data networking and hosting services, through our national telecommunications network, which consists of more than 6,700 metro route miles of fiber optic lines connecting 953 unique ILEC end-office collocations in 37 U.S. cities. In addition, we own licenses to deliver telecommunications services via local, multipoint distribution service, or LMDS, wireless spectrum in all of the largest U.S. cities. We market our services primarily to business customers, ranging from small and medium businesses to Fortune 500 companies to carrier and wholesale customers. Our services offer an effective telecommunications solution for nearly any business, and our national telecommunications network is particularly advantageous to multi-location businesses that desire to improve communications among their locations, whether within a single metropolitan area or across the country.
2004 Highlights

•	Acquisition of Allegiance Telecom, Inc. We acquired the telecommunications services assets of Allegiance Telecom, Inc. on June 23, 2004. The acquisition of Allegiance substantially expanded our local facilities, and significantly increased the number of business customers to which we can cost-effectively provide service. We completely integrated their administrative functions and have achieved all of the originally estimated $100 million of annualized selling, operating and general synergies. We have made substantial progress in achieving the originally estimated $60 million of annualized network synergies.

•	Positive Cash Flow from Operations for 2004. We generated positive cash flow from operations (excluding capital expenditures) in 2004, marking the third consecutive fiscal year that we have achieved that operating milestone.

•	Raised $200 million of Capital. In August 2004, we strengthened our balance sheet by raising an additional $200 million in capital to support our ongoing operations and to fund potential acquisitions 95% of which came from our significant shareholder.

The U.S. Telecommunications Market
      While competitive local exchange carriers, or CLECs, like us have provided telecommunications competition and service since 1996, the market for telecommunications services, particularly local exchange services, remains dominated by the incumbent telecommunications carriers or ILECs, consisting primarily of the former subsidiaries of AT&T known as the Regional Bell Operating Companies, or RBOCs, — Verizon, SBC Communications, Qwest Communications, and BellSouth — which each own substantially the entire local exchange network in their respective operating regions of the United States.
      Aggregate revenue earned from the sale of wired telecommunications services in 2004 has been estimated at approximately $225 billion, down approximately three percent from 2003. Telecommunications sales to business customers, however, is estimated to have remained relatively constant at $91 billion, with sales of local exchange services estimated to have increased by approximately one percent to approximately $42.5 billion in 2004 compared to 2003. Telecommunications spending by businesses who spend less than $10,000 per month, or small and medium businesses, was estimated to be $75 billion in 2004.
      The telecommunications industry currently remains in a state of competitive transition. The telecommunications services market has remained focused on pricing and many telecommunications providers have continued to face significant competitive pressure to reduce prices. Also, the combination of new federal and state regulations, emergence of new technologies, industry consolidation, growth of the mobile wireless market, and entry of new telecommunications competitors has contributed to a rapidly changing market for telecommunications services. These issues and the potential impact to XO are discussed below.
      Recent Federal Rulemaking. Effective as of March 11, 2005, the Federal Communications Commission’s, or FCC’s, Triennial Review Remand Order, or TRRO, altered a number of significant federal regulations applicable to the provision of competitive telecommunications services in a manner favorable to incumbent carriers. The TRRO established new standards for when CLECs obtain cost-based rates from ILECs when leasing unbundled network elements, or UNEs, which connect a customer’s location with the applicable communications network end office, commonly referred to as “loops”. This aspect of the TRRO will result in an increase to our overall costs of service in 2005.
      The TRRO also curtailed the ability of CLECs to obtain cost-based UNE rates for network elements linking central offices in which they have located their own equipment, but between which they do not own proprietary fiber lines. Fiber lines between central offices is referred to in our industry as “local transport”. This aspect of the TRRO will not have a material impact on us as we own or lease under long-term agreements nearly all of the local transport that we use to connect central offices in which we own equipment. This aspect of the TRRO could, however present opportunities for us to sell our own network capacity to telecommunications companies that are negatively impacted by the TRRO ruling on local transport.
      The TRRO also severely curtailed the ability of CLECs to lease switching capacity from ILECs at cost-based rates, which practice is known in the telecommunications industry as unbundled network element platform, or UNE-P. We are not materially impacted by this aspect of the TRRO as we own all of the switching facilities we use in our business. We anticipate that one of the results of the TRRO will be that many CLECs that are substantially dependent on UNE-P will need to either acquire their own switches, seek a facilities-based partner to switch their customers’ traffic, or find other strategic alternatives to their current business models. One possible result of the TRRO on UNE-P dependent carriers is additional consolidation of existing telecommunications carriers.
      Emergence of New Technologies. Several new technologies are being adopted by telecommunications carriers that could cause significant changes in the competitive landscape for telecommunications services. Such technologies include:

•	IP Communications. Voice over Internet Protocol, or VoIP, technology enables delivery of voice and data telecommunications services over a single Internet Protocol or IP network, rather than through the existing Public Switched Telephone Network or PSTN. XO’s experience and network architecture allows us to take advantage of the development of VoIP services. XO’s initial VoIP implementation, named XOptions Flex, enables customers to utilize “dynamic bandwidth allocation” to maximize the utilization of their bandwidth by allocating it for data applications during periods when voice lines are idle. XO also anticipates that it will add additional IP-enabled features to its existing products.

•	Fixed Broadband Wireless. With the exception of building locations to which we have constructed our own fiber or network connections, we are dependent upon the ILECs for obtaining network access to our customers’ buildings, which access is referred to in our industry as “last mile” connectivity. There has been ongoing development of technical equipment and data encryption and compression protocols that permit the use of high bandwidth wireless connections between physical locations that are located within a line of sight across relatively short distances, usually under five miles. This fixed wireless, point-to-point connectivity may, in limited circumstances, allow us to obtain direct network access to our customers’ buildings via wireless connection without the requirement of leasing network access from the ILECs.

•	Mobile Wireless Technologies. Wireless carriers have engaged in rapid development of new high bandwidth applications to be delivered to their customers via wireless devices, commonly referred to as “3G” broadband wireless networks. Such applications include the delivery of video and photos via wireless connection. The ongoing adoption of broadband networks and applications could mean that current wireless telecommunications carriers will require significantly greater wireline bandwidth for transport of their customers’ traffic, presenting an opportunity for facilities based carriers such as XO to offer transport and termination services to those wireless carriers.

      Industry Consolidation. On January 31, 2005, SBC Communications, Inc. and AT&T Corp. announced their intention to enter into a business combination. In February 2005, Verizon Communications, Inc. and MCI, Inc. announced and agreement to enter into a business combination, and Qwest Communications International, Inc. announced a bid to compete with Verizon’s purchase offer. Such transactions, if consummated, would result in substantial consolidation of U.S. wireline telecommunications resources and revenue. In addition, as reflected in our acquisition of the CLEC businesses of Allegiance Telecom, Inc. and the acquisitions of Cable and Wireless USA, Inc. by Savvis Communications, Inc., Focal Communications, Inc. by Broadwing Corporation, and KMC Telecom Corp. by CenturyTel, Inc., substantial consolidation has also taken place among CLECs. Assuming that each of the announced transactions involving AT&T and MCI occur as planned, market power for U.S. telecommunications services will be further consolidated among the ILECs, and both business and residential consumer choice will be significantly reduced. While it is not certain what the effects of this industry consolidation will be, we believe that one possible result could be that prices for telecommunications services would stabilize due to reduced competition.
      Growth of the Mobile Wireless Market. Unlike the market for wireline telecommunications services, the overall market for mobile wireless telecommunications services has continued to grow in recent years. While some of our target business customers have supplemented their existing wireline telecommunications infrastructure with mobile wireless communications services, we believe that business customers will generally continue to require wireline services that we provide because of the bandwidth limits of mobile wireless services and the current lower costs of wireline telecommunications services.
      Entry of New Telecommunications Competitors. In recent years, new competitors have emerged to traditional, facilities-based telecommunications services providers. Among these new competitors are VoIP providers, including companies such as Vonage and Covad, and providers of other forms of media or telecommunications services, including cable companies such as Comcast and Cox Communications. The FCC has noted in several public comments that it expects that such competitors will provide significant competition to the ILECs in the future. While such companies are likely to experience growth in their telecommunications services businesses in the future, we believe that we will not compete directly with these competitors as they are focused primarily on residential, and, to a lesser extent, small business customers.
Competitive Strategy
      We are executing on our strategic plan by focusing on the five key strategic elements below.
      In addition, we are also retaining investment bankers and consultants who will develop and make recommendations to us regarding our strategic alternatives.
      Leverage National Network Footprint. Our primary competitive strategy is to leverage the national reach and technological sophistication of our metro and intercity fiber network. We maintain a national network that includes 953 collocations from which we have the capability to serve over 70 U.S. markets. We believe that our network footprint gives us the network capability to provide approximately 45% of all telecommunication services revenue from U.S. small to medium businesses, or SMBs. Our national network can also reach markets and customers that no single ILEC is currently capable of serving over its own regional network, and we are among a small number of CLECs with national capabilities. Consequently, we believe that our national network has capabilities that appeal to business customers in a manner that cannot currently be duplicated by any of the ILECs, and our national reach allows us to market to a significant portion of the total market for business telecommunications services.
      Our network includes an OC-192 IP backbone with extensive cross connections between the Internet and the public switched telephone network, or PSTN, enabling us to accept IP packets of data originated or carried over the Internet, and convert that information to voice traffic terminated or switched over the traditional PSTN. We believe that the interoperability of our network for both PSTN and IP traffic will allow carrier and wholesale customers to access our network more flexibly, and enable us to offer services with significant appeal to carrier and wholesale customers.
      Focus on Business Customers. XO’s services include a broad portfolio across voice, data and integrated bundled offerings tailored for the business customer. Although we have both small customers with limited telecommunications needs and large telecommunications carrier/wholesale customers, our predominant focus is SMBs.
      Focus on Profitable Revenue. We monitor our sales and provisioning systems to maintain and increase the profitability of the telecommunications services that we provide. In addition, we have implemented provisioning rules that, based on geography and the location of our network facilities, allow us to measure at the time of sale whether a prospective sale will be profitable to us.
      Diverse Service Offerings. We offer a broad portfolio of voice, data and integrated services to business customers. Our core integrated SMB service offerings deliver simplicity of use and billing. Although we believe that wireline telecommunications revenues have been in decline among mature telecommunications carriers in general, we have experienced slight increases in sales of our data and enhanced products and features that add value for our SMB customers. We continue to introduce new products and will launch the first in a series of planned VoIP services, including XOptionsFlex, in 2005.
      Strategic Acquisitions. We actively consider strategic merger and acquisition opportunities that are likely to result in increased revenue and reduced costs of service by, among other things, expanding our network, allowing us to optimize our network assets, expanding our service portfolio, or expanding our customer base. We believe that such merger and acquisition opportunities will arise in the telecommunications industry in 2005 generally as a result of regulatory developments, technological developments and shifting marketplace pressures.
Our Services
      We provide business customers with a comprehensive array of voice and data telecommunications services, including local and long distance voice, Internet access, private data networking and hosting services. We have designed these telecommunications services principally to meet the needs of our business customers, from SMBs to multi-location businesses, large enterprises, as well as carrier and wholesale service providers.

Integrated Voice and Data Services
      XOptions and Total Communications. We offer integrated bundled packages of voice and data services, known as XOptions and Total Communications, to SMBs that include flat-rate packages for specified amounts of certain services, including local and long distance voice services, Internet access and web hosting services. Both of these bundled services include a variety of service options designed to accommodate different customers with anywhere from 10 to 100 employees per location. These services can result in significant savings over the average cost of buying these services from separate competitive voice and data providers. We also offer Integrated Access Services, which can reduce SMB’s telecommunications costs by combining local voice, long distance, and dedicated Internet access on a single facility.
      IP Communications Services. Utilizing our IP backbone, and related IP equipment and software, XO anticipates the introduction of a broad IP-based portfolio that caters to SMBs as well as larger companies that may choose either a hosted or premise-based IP Telephony solution. XO’s first planned service to be marketed in 2005, which will be named XOptions Flex, is a solution for SMBs that features dynamic bandwidth allocation, unlimited local and long distance calling, as well as a web-based portal for use by customers in making changes to the use of the product.
      Managed Services. We also provide managed services, including shared tenant services, which are telecommunications management services provided to groups of businesses located in the same office building. Managed services enable SMBs to benefit from the efficiencies, including volume discounts, normally available only to larger enterprises. We install a telecommunications system throughout each building we serve, leasing space for on-site sales and service, and offer tenants products and services such as telephones, voice mail, local calling lines, long distance and high-speed Internet connections, all on a single invoice.

Voice Services

Local and Long Distance Voice Services
      We offer a variety of voice applications and services as an alternative to the ILECs. These voice services include:

•	local standard dial tone, including touch-tone dialing, 911 access and operator assisted calling;

•	local multi-trunk dial tone services, including primary rate interface, or PRI, with direct inward dialing, and direct outward dialing;

•	long distance services, including 1+, toll free, calling card and operator services;

•	IP termination services;

•	voice messaging with personalized greetings, send, transfer, reply and remote retrieval capabilities;

•	conferencing services, including voice and web conferencing services;

•	directory listings and assistance; and

•	hosted interactive voice response services.
      In each of our markets, we have negotiated and entered into interconnection agreements with the applicable ILEC and certain independent carriers, and implemented permanent local number portability, which allows our new customers to retain their telephone numbers when they choose XO as their service provider.

Data Services

Internet Access
      Our Internet access offerings include dedicated access services targeted at businesses that desire single or multipoint high-speed, dedicated connections to the Internet. Our dedicated Internet access service provides guaranteed internet speeds ranging from 56 kilobits per second, or kbps, to 1 Gigabit per second, or Gbps. Our digital subscriber line, or DSL, service also includes a wide range of dedicated access speeds for SMBs. We are a tier-1 Internet backbone provider in the U.S., with over 200 public and private peering arrangements with other Internet backbone networks.

Private Data Networking
      We provide dedicated transmission capacity on our networks to customers that desire high-bandwidth data links between locations. We offer special access and point-to-point circuits to telecommunications carriers and other high volume customers, which they use as both primary and back-up circuits. In addition, fiber optic technology that enables signals to be transmitted at different wavelengths on a single fiber allows us to lease one or more dedicated wavelengths to customers that desire high-bandwidth links between locations. We currently offer these services with connections of up to 9.6 gigabits per second, a transmission rate that is described in our industry as OC-192. This service supports a variety of transmission protocols, including Asynchronous Transfer Mode, or ATM, Frame Relay, and Synchronous Optical Network, or SONET.
      Our virtual private network, or VPN, services enable customers to deploy tailored, IP-based business applications for secure internal enterprise, business-to-business and business-to-customer data communications among geographically dispersed locations, while also affording high-speed access to the Internet. VPN services also provide secure access for remote users, such as traveling employees and employees working from home or a remote location, which is not possible using private line and frame relay services. We also offer managed firewall services.
      Finally, we offer a suite of Ethernet services, including Gigabit Ethernet, or GigE, in most of our U.S. markets, as well as intercity Ethernet services between our markets. Our Ethernet services are designed to provide high-speed, high-capacity connections between customers’ local area networks, or LANs, within and between metropolitan areas, which reduces their costs as it eliminates the need for ongoing configuration, management and acquisition of equipment by the customer.

Hosting Services
      We offer a range of applications hosting services that can manage a customer’s web-based infrastructure and operational needs, allowing customers to focus on their web-based content. In addition, we provide server management tools and services to manage customers’ larger computers, which are known as servers, for them.
      Our hosting services include:

•	Web Hosting: support for customers’ websites, including design, maintenance and telecommunications services; and

•	Server Collocation: collocation of customers’ servers in our data centers.
      We also offer a variety of value-added tools and applications that enable our customers to conduct targeted email marketing, register their web site with hundreds of Internet search engines and directories, build catalogues and sell products over the web, and coordinate meetings and appointments online. And finally, we offer a suite of hosting outsourcing services that provides customers web-based access to email, group distribution lists, calendaring, contacts databases management and file sharing.

Our Network
      Our network consists of state of the art metro fiber rings and intercity network capable of carrying high volumes of data, voice, video and Internet traffic. We utilize network assets located across the United States, substantially all of which we own or control through indefeasible exclusive rights or other leasing or contractual arrangements, making us a national facilities-based carrier. We are able to provide our services to our customers entirely over an integrated national network, from the initiation of the voice or data transmission to the point of termination. This allows XO to offer our customers high quality of service and a high level of service.

Metro Fiber Networks and Local Facilities
      Our metro fiber networks consist of rings of more than 888,000 fiber miles of fiber optic cables encircling the central business districts of numerous metropolitan areas. A “fiber mile” is equal to the number of route miles multiplied by the number of fibers along that path. We operate 37 metro fiber networks in 22 states and the District of Columbia, including 25 of the 30 largest metropolitan areas in the U.S. In the aggregate, our metro fiber networks connect approximately 953 unique ILEC end-office collocations.
      The core of each of our metro fiber networks is a ring of fiber optic cable in a city’s central business district that connects to our central offices from which we can provision services to our customers. These central offices contain the switches and routers that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services. A critical element of our metro fiber network is the number of central offices in which we have located our routing and transmission equipment within each of our local markets, referred to as collocations. In general, a CLEC is able to provision services at lower cost if it operates a collocation within a relatively short distance of its customer. Following our acquisition of the telecommunications assets of Allegiance Telecom, Inc. in June 2004, we operate collocations in 953 central offices as part of our network, virtually all of which are concentrated in the business districts in which our target customers are located. We operate one of the most extensive collocation footprints in the United States. We believe that our extensive collocations provide us with substantial market opportunities to both sell services to our targeted SMB customers and to service as points of termination for traffic originated by other carriers.
      Whenever we can, we build and own these metro fiber networks ourselves or obtain indefeasible rights to use fiber so that we can control the design and technology used to best meet our customers’ needs. We built our high capacity metro fiber networks using a backbone density typically ranging between 72 and 432 strands of fiber optic cable. Fiber optic cables have the capacity, or bandwidth, to carry tens of thousands of times the amount of traffic as traditionally-configured copper wire. Our high-count fiber strands allow us to augment the scale of our broadband and voice services without incurring significant additional construction costs. Indefeasible exclusive rights are contracts with the owners of fiber optic cables that allow us to use a specified amount of capacity on a specified fiber on those cables for terms ranging from 10 to 25 years.

      We operate 37 metro fiber networks serving over 70 markets noted below:

Metro Fiber
State	Network Location	Service Market

AZ	Phoenix	Phoenix
CA	Los Angeles	Los Angeles
CA	Orange County	Anaheim Costa Mesa Fullerton Garden Grove Huntington Beach Inglewood Irving Long Beach Orange Santa Ana
CA	Sacramento	Sacramento
CA	San Diego	San Diego
CA	San Francisco	San Francisco Oakland
CA	San Francisco (cont)	Fremont Milpitas Mountain View Palo Alto Santa Clara Sunnyvale
CA	San Jose	San Jose
CO	Denver	Denver Boulder-Longmont
DC/VA	Washington DC/ No VA	Washington, DC-MD-VA-WV
FL	Ft Lauderdale	Ft Lauderdale
FL	Miami	Miami West Palm Beach-Boca Raton
FL	Orlando	Orlando
FL	Tampa	Tampa-St. Petersburg- Clearwater
GA	Atlanta	Atlanta Marietta
IL	Chicago	Chicago
MA	Boston	Boston, MA-NH Brockton Lawrence, MA-NH Lowell, MA-NH Worcester, MA-CT
MD	Baltimore	Baltimore
MI	Detroit	Detroit
MN	Minneapolis	Greater Minneapolis/ St. Paul
MO	St Louis	St Louis
NJ	New Jersey	Bergen/ Passaic Middlesex-Somerset-Hunterdon Newark Jersey City Monmouth-Ocean Trenton
NV	Las Vegas	Las Vegas
NY	New York	Manhattan Nassau-Suffolk
OH	Cleveland/ Akron	Cleveland-Lorain-Elyria Akron Canton-Massillon
OH	Columbus	Columbus
OR	Portland	Portland-Vancouver, OR-WA
PA/ DE	Central PA	Allentown-Bethlehem-Easton Harrisburg-Lebanon-Carlisle Lancaster Reading Scranton-Wilkes-Barre-Hazleton York Wilmington-Newark, DE-MD Dover
PA	Philadelphia	Philadelphia, PA-NJ
TN	Memphis	Memphis, TN-AR-MS
TN	Nashville	Nashville
TX	Austin	Austin-San Marco
TX	Dallas/ Ft Worth	Dallas Fort Worth-Arlington
TX	Houston	Houston
TX	San Antonio	San Antonio
UT	Salt Lake City	Salt Lake City-Ogden Orem/Provo
WA	Seattle	Seattle-Bellevue-Everett
WA	Spokane	Spokane Lewiston Clarkston Coeur d’Alene

Intercity Network
      Our metro fiber networks are connected by our own switching, routing and optical equipment to dedicated, high-capacity wavelengths of transmission capacity, on intercity fiber optic cables, which we refer to as wavelengths and which composes the majority of our over 290,000 intercity fiber miles of network. By using our own switching and routing equipment, we maximize the capacity and enhance the performance of our intercity network as needed to meet our customers’ current and future telecommunications needs.
      XO has designed and built an advanced and reliable intercity network. There are at least two physically diverse fiber lines connecting each of our markets to any other of our markets. This allows us to reroute traffic around fiber cuts to ensure end-to-end connectivity to our customers. Each metro fiber ring is also connected to our other rings at a minimum of two points. This ensures that customer traffic can be rerouted around any given market to avoid network problems like facility congestion. This also ensures that any problem in a given market will not significantly affect the rest of the network.
      Our SONET IP architecture provides the highest level of restoration available today over 10 Gbps wavelengths. Redundant routes and capacity are identified and reserved so that in the event of a failure, the network will systematically restore traffic in the shortest time possible without the need for human involvement.
      We prepaid to lease wavelengths, primarily from Level 3 Communications, Inc., or Level 3, for five year periods. The leases for our intercity wavelength capacity will expire in 2006 and 2007. Given the level of traffic in relationship to capacity and the availability of wavelength capacity that was available to us at cost-efficient lease rates, to date, it has generally been more cost-effective to lease wavelengths rather than deploy our own equipment to activate segments of our intercity fiber network, which is discussed below. However, we have designed and installed much of the equipment we use to route traffic so that we can easily transfer voice and data traffic from leased wavelength capacity onto our intercity fiber network as increased traffic on certain segments makes that the more cost effective approach. We expect to either renew the wavelength leases for this capacity, lease the capacity from another vendor, or light our intercity fiber network. Based on the most cost effective option per segment, the current estimate to execute these different options ranges from $25 million to $40 million, although we believe that through the development of technology and a competitive bidding process, we will be able to obtain the necessary capacity for less. Lighting our intercity fiber network may be strategically beneficial to XO because it provides a lower cost basis for future augments enabling faster and more profitable growth.
      Our intercity fiber network is a twenty year indefeasible exclusive right to use 18 fiber optic strands pursuant to arrangements with Level 3, substantially all of which are currently unlit. These fibers are part of a fiber network that traverses over 16,000 miles and connects more than 60 cities in the United States and Canada, including most of the major metropolitan markets served by our metro fiber networks. Fiber optic capacity that is not currently connected to transmission equipment is referred to in our industry as unlit.
      Along specific segments of our intercity network where the demand for telecommunications capacity justifies the required capital expenditures, we have proceeded with lighting those specific segments. During 2004 we lit intercity fiber in the following segments: San Diego to Phoenix, Chicago to Detroit and Detroit to Cleveland. In prior years we have lit intercity fiber in the flowing segments: Los Angeles to San Diego and Denver to Salt Lake City. Additionally, we previously lit fiber acquired from AboveNet, formerly known as Metromedia Fiber Network, Inc. that runs from New York to Washington, D.C. to provide an additional route to the lit intercity fiber network along that segment and we have also lit fiber in Texas. Based on current pricing and demand projections, we may light another three to nine segment routes in 2005.
      Our IP network consists of an OC-192 capacity backbone running through or adjacent to our intercity fiber network. Our IP backbone connects to our intercity fiber network at nine IP backbone nodes, 62 local facilities in 34 markets, and two hosting data centers. Each IP backbone node provides intercity IP transport between each of our metro fiber networks and connectivity to other Internet Service Providers or ISPs, which is commonly referred to as peering. Peering with other ISPs is done in each of our IP backbone facilities except for Denver.

Broadband Wireless
      In addition to our fiber and equipment assets, we hold licenses for 1,150 to 1,300 MHz of local multipoint distribution services, or LMDS, spectrum in 59 cities. Our licenses also include:

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
      The following diagrams depict the physical components of our nationwide network. There are additional maps located on our web site at www.xo.com. The map below depicts our intercity fiber network and the geographic zones in which we are licensed to deploy fixed wireless services, as well as the local markets in which we are currently able to cost-effectively deploy fixed wireless solutions.

      The map below depicts our IP backbone and the facilities related to its operation, such as Sonus IP switches and network IP nodes.
          Connecting Customers to Our Networks
      We connect our customers directly to our networks through one of three methods. In most cases, we lease ILEC network elements at either cost-based UNE or special access retail rates that connect our facilities directly to our customers’ premises, known in our industry as “local loops.” Alternatively, we connect customers to our networks by using fiber optic cable and a direct connection to our network. Third, we connect our customers directly to our networks using fixed broadband wireless equipment.
      Leasing UNEs. In the majority of cases, we lease facilities from an ILEC to connect a customer to our network, and we attempt to minimize the cost of leasing that capacity by minimizing the distance from our network to a potential customer. Because the cost of leasing those facilities is generally based on the distance of the leased connection, shorter distance connections are less expensive than longer distance connections. One of the most significant advantages of our acquisition of the telecommunications assets of Allegiance was our addition of nearly 833 unique collocations for a combined total of 953 unique collocations. The Allegiance acquisition also added approximately 8,000 metro fiber miles and 2,000 intercity fiber miles to XO for a combined total of 888,000 metro fiber miles and 290,000 intercity fiber miles. This additional local network will allow us to access some of our existing customers and many potential customers more cost effectively than which we were previously able to do so.
      Direct Fiber Connection. In cases where the anticipated revenues justify the construction cost, we will install a new fiber optic extension from our network to the customer’s premises. Whether it is economical to construct a fiber optic extension depends, among other things, on:

•	the existing and potential revenue base located in the building in question;

•	the building location relative to our network and our ability to access the communications equipment in that building, and

•	local permit requirements, landlord requirements, and construction costs.
      Direct Fixed Broadband Wireless Connection. In limited cases where economically and technologically feasible, we may deploy a high-bandwidth fixed wireless connection between an antenna on the roof of the customer’s premises and an antenna attached to our metro fiber network. In those cases, we must secure roof and other building access rights, including access to conduits and wiring from the owners of each building or other structure on which we propose to install our equipment, and may need to obtain construction, zoning, franchise or other governmental permits.
Network Technology
      Over the past few years, both optical and IP-based networking technologies have undergone rapid innovation. Many of these innovations have the effect of increasing the efficiency of the physical components of our network by increasing the effective capacity of networks for these types of applications. In the future, we expect that IP-based technology will become the preferred technology for voice calls and facsimile transmission as well. We believe that our IP-based service platform will provide us with significant future opportunities, because it enables data, voice and video to be carried less expensively and more efficiently over our end-to-end, facilities-based network. Consequently, we have made and will continue to make significant investments in supplementing our data and voice switching technology with IP equipment.
      Voice Switching Technology. There are two commonly used switching technologies currently deployed in most telecommunications networks: circuit switched-based systems and packet switched-based systems. Circuit switch-based systems are currently used on the PSTN and most telecommunications networks. Circuit switch-based systems establish a dedicated channel for each telecommunication signal (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call.
      Packet switch-based telecommunications systems, which format the information to be transmitted into a series of shorter digital messages called “packets,” are the preferred means of data transmission. Packet-switched telecommunications technology is the foundation for VoIP and delivery of voice communications via the Internet. In packet switching, each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. A key feature that distinguishes Internet architecture and packet switching from the PSTN and circuit switching is that on the packet-switched Internet, a single dedicated channel between telecommunication points is not required as it is in circuit switched communications.
      Packet switch-based systems offer several advantages over circuit switch-based systems, including the ability to commingle packets from several telecommunications sources, particularly those with bursts of information followed by periods of “silence,” the ability to commingle packets provides for superior network utilization, and efficiency, resulting in more information being transmitted through a given telecommunication channel. We currently carry more than 90% of our voice and data traffic in packetized form over our intercity network.
      XO was one of the early adopters of softswitch and VoIP technologies. XO’s voice switching strategy relies on strategic integration of our circuit technology switches and IP-based Sonus softswitch network. We have designed our network to provide both flexibility and high quality service. XO has 60 Nortel DMS-500 and Lucent 5ESS circuit switches in its network providing a rich array of services, national presence and connectivity to the PSTN. Our Sonus softswitch network, which enables the deployment of VoIP technology, has been in service since 2001. The Sonus network has more than 80 gateways in 33 markets interconnected by a high capacity IP network. The Sonus network fully interoperates with the Nortel and Lucent circuit switches and has connectivity to the national common channel signaling network to access industry databases such as number portability databases. The Sonus network carries several hundred million minutes of usage per month of traffic resulting from toll free, long distance and ISP offload services.

      The rapid advance of using packet technology for voice has brought to market several new types of service providers that want to offer voice services using IP transmission but that do not wish to invest in establishing a softswitch network. XO, with its Sonus network and extensive connectivity to the PSTN, is positioned to provide connectivity to these VoIP service providers. XO is currently offering products to allow these service providers to transfer such IP traffic to XO in its IP form, as opposed to the traditional requirement that such traffic be converted to the PSTN traffic protocol.
      Packet communication for voice and other technologies allows XO to offer enhanced services and to enable our business customers to efficiently connect to our network for their voice, data, and other private data networking needs. This cost-effective connection to our network would not be possible through traditional circuit switching technology because, in the absence of IP transmission, our customers would be required in many cases to access our network through switching and other facilities owned by third party carriers. This capability allows greater utilization of XO’s network assets than a circuit switched solution, with virtually no degradation in service to customers, and allows XO to offer all of those services on a single connection to the customer’s premises.
      Use of packet-based transport also allows XO to leverage its IP backbone for a variety of other uses. In addition to having voice services supplied across the IP network, XO can provide a variety of private data network connectivity including Frame-Relay and Ethernet to provide XO’s customers secure data transport between customer locations. For customer locations that are directly connected to XO’s fiber network, XO can utilize technologies such as Ethernet for transport of customer data from the customer premises to our network which further increase XO’s network efficiency and allows our customers to use an operationally less complex and inexpensive connection method as compared to older circuit switching technologies. To increase our ability to provide Ethernet connectivity for customers who are not directly connected to our network via fiber, we utilize Ethernet transport over copper and other existing ILEC facilities to provide that customer-preferred interconnection. We believe that packet switching will eventually replace circuit switched technologies and will be the foundation of integrated networks which treat all transmissions, including voice, fax, and video, simply as forms of data transmission.
      Fixed Broadband Wireless Technology. We are the licensee of the largest U.S. footprint of fixed wireless spectrum. We deploy fixed broadband wireless connections pursuant to 91 LMDS spectrum licenses issued to us by the FCC exclusively or nonexclusively through which all of our currently deployed wireless applications have been provided, and ten additional 39GHz licenses available to us, but through which we have not yet deployed any wireless applications. We currently deploy LMDS connections in very limited circumstances. The following tables shows (i) the license number, (ii) the metropolitan areas and frequency band for each area covered by the license, (iii) the estimated population for each area, (iv) the amount of spectrum for each area, and (v) the expiration date for each license.

License						39 GHz	License
Number	City	State	Population	A Band	B Band	Chanls	Renewal

WPOL286	New York (PMSA of 5 boroughs & 3 counties)	NY	8,546,846	A3			2/01/2006
WPLM417	Atlanta	GA	3,197,171		B		6/17/2008
WPLM412	Austin	TX	899,361		B		6/17/2008
WPLM416	Baltimore	MD	2,430,563		B		6/17/2008
WPLM430	Birmingham	AL	1,200,336	A			6/17/2008
WPLM413	Boston	MA	4,133,895		B		6/17/2008
WPLM418	Chattanooga	TN	510,860	A			6/17/2008
WPLM405	Chicago	IL	8,182,076		B		6/17/2008
WPLM424	Cincinnati	OH	1,990,451		B		6/17/2008
WPLM422	Cleveland-Akron	OH	2,894,133		B		6/17/2008
WPLM410	Columbia	SC	568,754	A			6/17/2008
WPLM438	Columbus	OH	1,477,891		B		6/17/2008
WPON926	Denver	CO	2,073,952	A1(part)			6/17/2008
WPLM408	Detroit	MI	4,705,164		B		6/17/2008
WPLM398	Hartford	CT	1,123,678		B		6/17/2008
WPLM411	Hickory-Lenoir-Morganton	NC	292,409	A			6/17/2008

License						39 GHz	License
Number	City	State	Population	A Band	B Band	Chanls	Renewal

WPLM431	Huntsville	AL	439,832	A			6/17/2008
WPLM435	Indianapolis	IN	1,321,911		B		6/17/2008
WPLM436	Kansas City	MO	1,839,569		B		6/17/2008
WPLM434	Klamath Falls	OR	74,566		B		6/17/2008
WPLM420	Lakeland-Winterhaven	FL	405,382		B		6/17/2008
WPLM429	Lexington	KY	816,101	A			6/17/2008
WPLM401	Los Angeles*	CA	14,549,810	A			6/17/2008
WPLM428	Louisville	KY	1,352,955	A			6/17/2008
WPLM423	Mansfield	OH	221,514		B		6/17/2008
WPLM433	Medford-Grants Pass	OR	209,038		B		6/17/2008
WPOH970	Milwaukee	WI	1,751,525	A			6/17/2008
WPLM419	Minneapolis-St. Paul	MN	2,840,561	A			6/17/2008
WPOH945	New Haven-Waterbury- Meriden	CT	978,311		B		6/17/2008
WPLM400	New London- Norwich	CT	357,482		B		6/17/2008
WPLM397	New York (whole BTA)	NY	18,050,615		B		6/17/2008
WPLM421	Ocala	FL	194,833		B		6/17/2008
WPLM432	Portland	OR	1,690,930	A			6/17/2008
WPOH956	Providence-Pawtucket, New Bedford- Fall River	RI,MA	1,509,789	A			6/17/2008
WPLM437	Rochester	NY	1,118,963		B		6/17/2008
WPLM407	Sacramento	CA	1,656,581	A			6/17/2008
WPLM402	San Diego	CA	2,498,016		B		6/17/2008
WPLM406	San Francisco- Oakland- San Jose	CA	6,420,984		B		6/17/2008
WPLM404	San Luis Obispo	CA	217,162	A			6/17/2008
WPLM403	Santa Barbara- Santa Maria	CA	369,608	A			6/17/2008
WPLM427	Seattle-Tacoma	WA	2,708,949	A			6/17/2008
WPLM425	St. Louis	MO	2,742,114		B		6/17/2008
WPLM409	Toledo	OH	782,184		B		6/17/2008
WPLM415	Washington	DC	4,118,628		B		6/17/2008
WPOH677	Albuquerque	NM	688,612	A			9/1/2008
WPOH679	El Paso	TX	649,860	A			9/1/2008
WPOH676	Tucson	AZ	666,880	A			9/1/2008
WPOH683	Lawton-Duncan	OK	177,830	A			9/1/2008
WPOH682	Oklahoma City	OK	1,305,472	A			9/1/2008
WPOH684	Omaha	NE	905,991	A			9/1/2008
WPOH676	Tulsa	OK	836,559	A			9/1/2008
WPOH944	Albany-Schenectady	NY	1,028,615	A			10/6/2008
WPOH963	Atlanta	GA	3,197,171	A			10/6/2008
WPOH954	Austin	TX	899,361	A			10/6/2008
WPOH962	Baltimore	MD	2,430,563	A			10/6/2008
WPOH955	Boston	MA	4,133,895	A			10/6/2008
WPOH955	Buffalo-Niagara Falls	NY	1,231,795	A			10/6/2008
WPOH950	Charlotte-Gastonia	NC	1,671,037	A			10/6/2008
WPOH948	Chicago	IL	8,182,076	A			10/6/2008
WPOH953	Dallas	TX	4,329,924	A			10/6/2008
WPOH975	Des Moines	IA	728,830	A			10/6/2008
WPOH949	Detroit	MI	4,705,164	A			10/6/2008
WPOH952	Greenville-Spartanburg	NC	788,212	A			10/6/2008
WPOH943	Hartford	CT	1,123,678	A			10/6/2008
WPOH966	Houston	TX	4,054,253	A			10/6/2008
WPOH974	Indianapolis	IN	1,321,911	A			10/6/2008
WPOH979	Jacksonville	FL	1,114,847	A			10/6/2008
WPOH981	Knoxville	TN	948,055	A			10/6/2008
WPOH947	Los Angeles	CA	14,549,810		B		10/6/2008
WPOH959	Manchester-Nashua- Concord	NH	540,704	A			10/6/2008
WPOH973	Memphis	TN	1,396,390	A			10/6/2008
WPOH967	Miami-Ft. Lauderdale	FL	3,270,606	A			10/6/2008
WPLM426	Milwaukee	WI	1,751,525		B		10/6/2008
WPOH964	Minneapolis- St. Paul	MN	2,840,561		B		10/6/2008
WPOH980	Nashville	TN	1,429,309	A			10/6/2008

License						39 GHz	License
Number	City	State	Population	A Band	B Band	Chanls	Renewal

WPLM399	New Haven-Waterbury- Meriden	CT	978,311	A			10/6/2008
WPOH942	New York (unencumbered by PMSA)	NY	9,503,769	A			10/6/2008
WPOH960	Philadelphia, Wilmington (DE), Trenton (NJ)	PA	5,899,345	A			10/6/2008
WPOH971	Pittsburgh	PA	2,507,839	A			10/6/2008
WPLM414	Providence-Pawtucket, New Bedford- Fall River	RI,MA	1,509,789		B		10/6/2008
WPOH951	Raleigh-Durham	NC	1,089,423	A			10/6/2008
WPOH972	Richmond-Petersburg	VA	1,090,869	A			10/6/2008
WPOH978	Rochester	NY	1,118,963	A			10/6/2008
WPOH976	San Antonio	TX	1,530,954	A			10/6/2008
WPOH958	Springfield-Holyoke	MA	672,970	A			10/6/2008
WPOH969	St. Louis	MO	2,742,114	A			10/6/2008
WPOH946	Syracuse	NY	791,140	A			10/6/2008
WPOH965	Tampa-St. Petersburg- Clearwater	FL	2,249,405	A			10/6/2008
WPOH961	Washington	DC	4,118,628	A			10/6/2008
WPOH968	West Palm Beach- Boca Raton	FL	893,145	A			10/6/2008
WPOH957	Worcester-Fitchburg- Leominster	MA	709,705	A			10/6/2008
WPQT938	Denver-Boulder- Greeley	CO	2,073,952			B	10/18/2010
WPQT942	Las Vegas	NV	857,856			E	10/18/2010
WPQT946	Las Vegas	NV	857,856			G	10/18/2010
WPQT939	San Diego	CA	2,498,016			B	10/18/2010
WPQT944	San Diego	CA	2,498,016			F	10/18/2010
WPQT947	San Diego	CA	2,498,016			N	10/18/2010
WPQT940	San Francisco	CA	6,420,984			D	10/18/2010
WPQT945	San Francisco	CA	6,420,984			F	10/18/2010
WPQT941	Toledo	OH	782,184			E	10/18/2010
WPQT943	Toledo	OH	782,184			F	10/18/2010

Legend

A	27,500 to 28,350 MHz, 29,100 to 29,250 GHz, 31,075 to 31,225 GHz = 1,150 MHz
A1	27,500 to 28,350 MHz = 850 MHz
A3	31,075 to 31,225 GHz = 150 MHz
B	31,000 to 31,075 MHz, 31.225 to 31,300 MHz = 150 MHz
39 GHz B	38,650 to 38,700 MHz, 39,350 to 39,400 = 100 MHz
39 GHz E	38,800 to 38,850 MHz, 39,500 to 39,550 = 100 MHz
39 GHz G	38,900 to 38,950 MHz, 39,600 to 39,650 = 100 MHz
39 GHz F	38,850 to 38,900 MHz, 39,550 to 39,600 = 100 MHz
39 GHz N	39,250 to 39,300 MHz, 39,950 to 40,000 = 100 MHz
39 GHz D	38,750 to 38,800 MHz, 39,450 to 39,500 = 100 MHz
The higher the frequency, the higher the attenuation (loss). For the same amount of transmission power, a lower frequency signal will propagate farther.
      The spectrum under the licenses we hold can transmit voice, data or video signals from one fixed antenna to one or many others. As the word “local” in the local multipoint distribution service name implies, the radio links using LMDS frequencies are of limited distance, typically five miles or less, due to the degradation of these high-frequency signals over greater distances.
      There are additional holders in some of the cities where we hold licenses. There are also competitors who are licensed broadband fixed wireless operators in the 39 GHz spectrum bands. Examples include First Avenue Networks and AT&T Business Services. There are existing users of the 39 GHz spectrum that may require XO as a new user of the spectrum to coordinate its use to avoid interference with an existing user. We do not believe that the coordination process will significantly limit our ability to use the spectrum.
      The term of each of the licenses for our broadband wireless spectrum generally is ten years. Although the licenses are renewable for an additional ten year term, renewal is conditioned on our ability to satisfy utilization requirements established by the FCC. The first license expiration is in 2006. We have applied for a two year extension from the FCC, and anticipate that the extension will be approved. We continue to evaluate recent improvements in the price and performance of fixed wireless equipment, and have plans to meet the FCC’s “substantial service” test before the licenses are due for renewal proceedings. If we do not meet the FCC’s substantial service test at the end of the license expiration date, we may request an extension of time or waiver of license forfeiture from the FCC.
Employees
      As of December 31, 2004 we employed approximately 5,000 people, including full-time and part-time employees. Overall, we consider our employee relations to be good. None of our employees is covered by a collective bargaining agreement.
          Sales Overview
      Our sales organization includes both direct and indirect sales representatives.
      Direct Sales. Our direct sales and sales support organization consisted of more than 1,200 employees at December 31, 2004. Our direct sales force includes two sales organizations, one that addresses the needs of commercial retail customers and one that services wholesale carrier accounts. Our commercial sales organization focuses on our SMB customers, developing multi-market accounts and national accounts. Our carrier sales organization focuses solely on servicing telecommunications providers who, in combination with other capabilities, provide telecommunications services under their own brand. Our carrier customers benefit from our national network, our data service capabilities, our broad range of services and our cost effective solution design. In addition, as a result of the recent limitations on the availability of cost-based UNE rates for local transport imposed by the FCC TRRO, as discussed in greater detail below, we believe that our extensive local network may provide additional opportunities for carrier accounts.
      We have structured our sales efforts to develop a direct and personal relationship with our customers. We have integrated the Allegiance and XO sales forces with an effort to retain the most productive representatives. We have restructured our compensation formula for our direct sales force in 2005 to reward our salespeople for services that we install and provision to a customer and for ongoing services purchased by that customer over time versus at the point of sale. We train our sales force regularly and will continue to emphasize training in 2005. We believe that this compensation and benefit structure will further our corporate strategy of maximizing profitable revenue growth and promote long term, service-focused relationships with our customers.
      Indirect Sales Representatives. We have complemented our direct sales force with over 5,000 third party sales agents to distribute the products and services available to our customers. We currently have distribution arrangements with a number of national, regional and local agents and agency firms, whose representatives market a broad range of XO services. The deployment of indirect sales agents also furthers our strategy of increasing our profitable revenue, as we do not incur costs for indirect sales agents unless and until a sale is made and installed.
          Network Services
      Our network services organization consists of more than 1,700 employees whose main objective is to deliver superior service and to enhance the customers’ experience. Network service employees are located in all of our markets. Their main objectives include the design, deployment, and maintenance of our network assets. In addition, they are responsible for installing customer premise equipment and activating new customers as well as maintaining and, when necessary, repairing any service outages our customers might experience. To be proactive in repairing any network outages and to maintain the highest network quality, we have a 24x7 network operations center with a full network surveillance system.

          Customer Care
      Once a customer’s services have been installed, our customer care operations support customer retention and satisfaction. Our goal is to provide customers with a customer care group that has the ability and resources to respond to and resolve customer questions and issues as they arise. We conduct much of our customer care operations from two call centers. We also provide locally-based care for many large customers. We have integrated the XO and Allegiance customer care organizations, and support the needs of the combined businesses with 600 customer care representatives.
          Competition
      We compete with a large number of telecommunications services providers in each of our target customer markets.
      Incumbent Carriers. In each of our 70 markets, the ILEC generally maintains a dominant market position in the delivery of local exchange services. We compete with ILECs such as Verizon, SBC, Qwest and BellSouth on the basis of our ability to provide nationwide service, our commitment to customer service, and, where our cost structure permits, on the basis of price. If, however, SBC and Verizon or Qwest complete their acquisitions of AT&T and MCI, respectively, SBC and Verizon or Qwest will also be able to offer services nationally. While we believe that we have competitive advantages over the ILECs, each of the ILECs is significantly larger than we are in annual revenues, total assets, and financial resources, and have increased their marketing to our target market of SMBs. In addition, the recent TRRO included several rulings favorable to incumbent carriers, including the elimination in specific central offices of the requirement that the incumbent carriers lease last mile connections to competitive carriers like us at cost-based, UNE rates.
      Competitive Local Exchange Carriers. In addition to competing with the ILECs, we also compete with many CLECs, most of which are regionally focused. In general, CLECs often maintain a market or competitive focus that enables them to be successful with specific products or in specific geographic or customer segments. Consequently, in each of our markets, we compete with CLECs who may have different competitive focuses. While we believe that our national reach and breadth of products makes us competitive with nearly any telecommunications carrier, we have to address a wide range of competitive conditions in each of our markets.
      Long Distance Companies. Many of the long distance telecommunications services providers, such as AT&T, MCI, and Sprint, also operate national networks. While long distance carriers such as AT&T and MCI have experienced declining revenues in recent years, these long distance carriers remain significantly larger than we are in annual revenues, total assets, and financial resources. In addition, several of these companies have continued to achieve significant competitive success with business customers.
      Data and Internet Services Companies. There are a number of large Internet service providers with which we compete in providing various Internet access and data products. Such competitors include Level 3, Global Crossing, and Covad Communications.
      VoIP Carriers. Several companies have initiated VoIP services in recent years, including Vonage, Covad, Qwest, and AT&T, that provide voice telecommunications services exclusively by means of IP.
      Cable-Based Service Providers. Several companies historically focused on the delivery of cable television services have expanded their service offerings to include broadband connections and, in some cases, local voice services. While several such competitors, such as Comcast, Cox Communications, and Time Warner have focused on the residential market for voice communications services, many of these competitors are significantly larger than we are in annual revenues, total assets, and financial resources. While we believe that we enjoy competitive advantages over such companies because of our industry experience in providing telecommunications services, many large cable providers may build a substantial residential customer base and market to our core SMB market in the future.

Company History
      Our principal executive and administrative offices are located at 11111 Sunset Hills Road, Reston, Virginia 20190 and our telephone number is (703) 547-2000. Our Internet address is www.xo.com, where, under “About XO-Investor Center”, you can find copies of our annual report on Form 10-K as of and for the year ended December 31, 2004, and our quarterly reports on Form 10-Q and current reports on Form 8-K and amendments thereto, all of which we make available as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission, or the Commission.
      The initial predecessor entity of XO was formed as a Washington limited partnership in 1994. In 1995, that entity merged into a Washington limited liability company that became known as “NEXTLINK Communications, L.L.C.” In January 1997, NEXTLINK Communications, L.L.C. merged into NEXTLINK Communications, Inc., a Washington corporation, which in June 1998 reincorporated in Delaware under the same name. On June 16, 2000, in connection with the acquisition of Concentric Network Corporation, NEXTLINK Communications, Inc. merged with and into a new corporation and that corporation, as the surviving corporation in the merger, changed its name to NEXTLINK Communications, Inc. On September 25, 2000, NEXTLINK Communications, Inc. began doing business as “XO Communications” and, on October 25, 2000, changed its name to XO Communications, Inc. We conduct our business primarily through the more than 20 subsidiaries that XO owns and manages.
      In December 2001, XO voluntarily delisted its pre-petition class A common stock from the Nasdaq National Market, which was traded under the symbol “XOXO”, and, on December 17, 2001, began trading on the Over-the-Counter Bulletin Board, or OTCBB. On June 17, 2002, we filed for protection under the Bankruptcy Code. On November 15, 2002, the Bankruptcy Court confirmed our plan of reorganization, and, on January 16, 2003, we consummated the plan of reorganization and emerged from our Chapter 11 reorganization proceedings with a significantly restructured balance sheet.
      On June 23, 2004, we acquired the telecommunication services assets of Allegiance, for approximately $325.2 million in cash and approximately 45.38 million shares of our common stock.
      During the fourth quarter of 2004, we completed a legal entity reorganization of our operating subsidiaries. We consolidated approximately 75 of our operating subsidiaries with and into a new, nationally-licensed operating company called XO Communications Services, Inc., or XOCS, a directly, wholly-owned subsidiary of XO Communications, Inc. We anticipate that nearly all of our consolidated revenues from the sale of regulated telecommunications services will be earned either by XO or XOCS.
Regulatory Overview

Overview
      We are subject to regulation by federal, state and local government agencies. Historically, the FCC had jurisdiction over interstate long distance services and international services, while state regulatory commissions had jurisdiction over local and intrastate long distance services. The Telecommunications Act of 1996, or the “Telecom Act” fundamentally changed the way telecommunications is regulated in this country. The FCC was given a major role in writing and enforcing the rules under which new competitors could compete in the local marketplace. Those rules, coupled with additional rules and decisions promulgated by the various state regulatory commissions, form the core of the regulatory framework under which we operate in providing our services.
      With a few limited exceptions, the FCC continues to retain exclusive jurisdiction over our provision of interstate and international long distance service, and the state regulatory commissions regulate our provision of intrastate local and long distance service. Additionally, municipalities and other local government agencies may regulate limited aspects of our business, such as use of government-owned rights-of-way, and may require permits such as zoning approvals and building permits.
      The Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled new entrants like us to capture a portion of the ILECs’ market share of local services. However, there have been numerous attempts to limit the pro-competitive policies in the local exchange services market through a combination of proposed federal legislation, adoption of new rules by the FCC, and ILEC challenges to existing and proposed regulations. To date, the ILECs have succeeded in eliminating some of the market-opening regulations adopted by the FCC and the states through numerous court challenges. In particular, the ILECs appealed, and won partial reversals of, a series of FCC orders defining the ILEC facilities — known as unbundled network elements or “UNEs” — that ILECs must lease to competitors at cost-based rates. We expect the ILEC’s efforts to scale back the benefits of the Telecom Act and local service competition to continue. However, while the FCC has eliminated certain UNEs, the basic framework of local competition, including the UNE regime itself, has remained intact. The successful implementation of our business plan is predicated on the assumption that the basic competitive framework and pro-competitive safeguards will remain in place.
      The passage of the Telecom Act largely preceded the explosive growth of the Internet and IP communications. Congress is currently considering whether to further amend the Telecom Act to, among other things, directly address IP communications. It is possible that any such amendment to the Telecom Act could eliminate or materially alter the market-opening regulatory framework of the Telecom Act in general, and the UNE regime in particular. Such a result could adversely affect XO’s business. It is not possible to predict if, when, or how the Telecom Act will be amended.

Federal Regulation
      The FCC exercises jurisdiction over our telecommunications facilities and services. We have authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based domestic interstate and international services. In addition, we have obtained FCC authorizations for the operation of our LMDS and 39 GHz broadband wireless facilities. Because XO is not dominant in any of its markets, unlike ILECs, we are not currently subject to price cap or rate of return regulation. Thus, our pricing policies for interstate and international end user services are only subject to the federal guidelines that charges for such services be just, reasonable, and non-discriminatory. The FCC allows us to file interstate tariffs for our interstate access services (rates charged by us to other carriers for access to our network). As for domestic and international long distance services, the FCC requires us to make the terms, conditions and rates of the detariffed services available to the public on XO’s web page, and such terms, conditions, and rates are located at http://www.xo.com/legal/.

Implementation of the Telecom Act

The Telecom Act’s Local Competition Framework
      One of the key goals of the Telecom Act is to encourage competition in the provision of local telephone service. To do this, the Telecom Act provides three means by which CLECs such as XO can enter the local telephone service market. The three modes of entry are as follows:

•	Access to UNEs. ILECs are required to lease to CLECs various elements in their network that are used individually or in combination with each other to provide local telephone service. As discussed in more detail below, the FCC determines which facilities must be made available by the ILECs as UNEs. The ILECs must make UNEs available at rates that are based on their forward-looking economic costs, a pricing regime known as “TELRIC,” short for Total Element Long Run Incremental Cost. For XO, the most critical UNEs are local loops and transport, which enable us to connect our customers to our network.

•	Construction of New Facilities. CLECs may also enter the local service market by building entirely new facilities. The ILECs are required to allow CLECS to interconnect their facilities with the ILECs’ facilities in order to reach all customers.

•	Resale. ILECs are required to permit CLECs to purchase their services for resale to the public at a wholesale rate that is less than the rate charged by the ILECs to their retail customers.

      To facilitate competitors’ entry into local telephone markets using one or more of these three methods, the Telecom Act imposes on the ILECs the obligation to open their networks and markets to competition. When requested by competitors, ILECs are required to negotiate, in good faith, agreements that set forth terms governing the interconnection of their network, access to UNEs, and resale. XO has negotiated interconnection agreements with the ILECs in each of the markets in which it operates. Many of these interconnection agreements are being renegotiated now.
      The following is a summary of the interconnection and other rights granted by the Telecom Act that are important for effective local service competition and our belief as to the effect of those requirements, if properly implemented:

•	interconnection with the networks of incumbents and other carriers, which permits our customers to exchange traffic with customers connected to other networks;

•	requirements that the ILECs make available access to their facilities for our local loops and transport needs, thereby enabling us to serve customers not directly connected to our networks;

•	compensation obligations, which mandate reciprocal payment arrangements for local traffic exchange between us and both incumbent and other competitive carriers and compensation for terminating local traffic originating on other carriers’ networks;

•	requirements concerning local number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to our local voice services;

•	access to assignment of telephone numbers, which enables us to provide telephone numbers to new customers on the same basis as incumbent carriers; and

•	collocation rights allowing us to place telecommunications equipment in ILEC central offices, which enables us to have direct access to local loops and other network elements.
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

Unbundling of Incumbent Network Elements
      In a series of orders and related court challenges that date back to 1996, the FCC has promulgated rules implementing the market-opening provisions of the Telecom Act, including the requirement that the ILECs lease UNEs to competitors at cost-based rates. At the core of the series of FCC orders is the FCC’s evolving effort to define which ILEC network facilities must be made available as UNEs. Initially, the FCC defined a broad list of UNEs, consisting of most of the elements of the ILECs’ networks. Under pressure from the ILECs, the FCC has subsequently reduced the list, while preserving access to those network elements critical to the operation of XO’s business.
      The current list of UNEs was promulgated by the FCC in two orders. The first is the Triennial Review Order, or “TRO”, which was released on August 21, 2003. Several carriers and other entities appealed the FCC’s TRO decision. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued its opinion in United States Telecom Association v. FCC, No. 00-1012 (“USTA II Decision”). In the USTA II Decision, the court reversed and overturned many of the conclusions of the TRO. In the aftermath of the USTA II Decision, the FCC released the second of its two currently controlling orders, the TRO Remand Order or “TRRO”, on February 4, 2005. It is expected that various parties will appeal the TRRO. It is not possible to predict the outcome of those appeals. It is possible that portions of the order could be overturned and that the FCC will issue new rules in their place that further restrict access to UNEs.

      As of March 11, 2005, the effective date of the TRRO, the ILECs are obligated to provide as UNEs the following network facilities used by XO to serve its customers:

UNE Loops
      DS0 loops. A DS0 loop is a single, voice-grade channel. Typically, individual business lines are DS0 loops. The ILECs must make DS0 loops available at UNE rates on an unlimited basis.
      DS1 loops. A DS1 loop is a digital loop with a total speed of 1.544 megabytes per second, which is the equivalent of 24 DS0s. Multiple voice lines and Internet access can be provided to a customer over a single DS1 loop. We serve most of our customers with DS1 loops. The ILECs must provide DS1 loops at UNE rates at the majority of their central offices. Competitors, however, are limited to no more than 10 DS1 loops to any particular building.
      DS3 loops. A DS3 loop is a digital loop with a total speed of 44.736 megabytes per second. In some cases, XO serves its large business customers with DS3 loops. ILECs must provide DS3 loops at UNE rates at the majority of their central offices. Competitors, however, are limited to no more than one DS3 loop to any particular building.
      As of the TRRO, ILECs are not required to provide optical capacity loops or dark fiber loops as UNEs. Optical capacity loops, referred to as OCn loops, are very high-capacity digital loops ranging in capacity from OC3 loops, which are the equivalent of three DS3s to OC192. This will not impact our costs.
      The ILECs are also not required to provide certain mass market broadband loop facilities and functionality as UNEs. Under the TRO, the ILECs are not required to make newly-deployed fiber-to-the-home or FTTH loops available as UNEs and are only required to provide the equivalent of DS0 capacity on any FTTH loop built over an existing copper loop. These recent FCC orders should only limit availability for those specific network elements, which are not material to us. It is possible, however, that the ILECs will seek additional broadband regulatory relief in future proceedings.

UNE Transport
      DS1 transport. Whether transport is available as a UNE is determined on a route-by-route basis. ILECs must make transport at UNE rates available at DS1 capacity levels between any two ILEC central offices unless both central offices either (1) serve more than 38,000 business lines or (2) have four or more fiber-based collocators. On routes where DS1 transport must be made available, each individual competitor is limited to no more than 10 DS1 transport circuits per route.
      DS3 transport. Access to DS3 capacity-level transport is more limited than access to DS1 transport. ILECs must make transport at UNE rates available at DS3 capacity levels between any two ILEC central offices unless both central offices either (1) serve more than 24,000 business lines or (2) have three or more fiber-based collocators. On routes where DS3 transport must be made available, each individual competitor is limited to no more than 12 DS1 transport circuits per route.
      Dark fiber transport. Dark fiber transport is available under the same conditions as DS3 transport.
      ILECs are not required to provide access to transport at greater-than DS3 capacity levels. ILECs are also not required to provide transport at any capacity level to connect an ILEC central office with a competitor’s facilities.

Transitional availability where elements are no longer available as UNEs
      For DS1, DS3, and dark fiber loops and transport that do not meet the criteria for availability set forth above, the FCC established a transitional period during which the ILECs must continue to make the elements available at UNE rates to serve existing customers. For DS1 and DS3 loops and transport, the ILECs must make the elements available at 115% of the TELRIC rate for one year beginning on

March 11, 2005. For dark fiber loops and transport, the ILECs must make the elements available at 115% of the TELRIC rate for 18 months beginning on March 11, 2005.
      Although these rules adopted by the FCC in the TRRO became effective on March 11, 2005, many of the requirements imposed by the FCC in the TRO and TRRO were not self-executing. Accordingly, the FCC made clear that carriers must follow the change of law procedures in their applicable interconnection agreements with ILECs to implement any TRO requirements that are not self-executing and that carriers must follow the procedures set forth in section 252(b) of the Telecom Act to modify interconnection agreements that are silent as to implementation of changes in law. We have been in negotiations with ILECs to amend our interconnection agreements to implement relevant TRO requirements and, to date, have executed amendments in several states.

Additional Federal Regulations
      The following discussion summarizes some additional specific areas of federal regulation that directly affect our business.
      VoIP. Like a growing number of carriers, we utilize IP technology for the transmission of a portion of our network traffic. The regulatory status and treatment of IP-enabled services is unresolved. In particular, there is uncertainty as to the imposition of access charges, Universal Service fund contributions, and other taxes, fees, and surcharges on VoIP services. In a recent order, the FCC held that Vonage’s VoIP services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. The FCC, however, left open the question of whether VoIP providers provide “telecommunications” — i.e., basic transmission services — or enhanced “information services.” Under the Communications Act, those are mutually exclusive categories. Generally, telecommunications carriers, including traditional local and long distance telecommunications companies are regulated under the Communications Act; information service providers are generally unregulated. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of that proceeding or its effect on XO’s operations. In conjunction with the rulemaking proceeding, the FCC is considering a petition filed on February 5, 2004 by SBC Communications requesting that the FCC forbear from applying common carrier regulation to IP-based networks. Under the Communications Act, the FCC must act on forbearance petitions within one year, or the petition is deemed granted, subject to a single, 90-day extension available to the FCC at its discretion. On December 10, 2004, the FCC exercised its right to extend the deadline for action until May 5, 2005.
      AT&T Declaratory Ruling Re: VoIP. On April 21, 2004, the FCC released an order denying AT&T’s request that the FCC find that VoIP services are exempt from switched access charges, the AT&T Order. The FCC held that an interexchange service that uses ordinary customer premises equipment that originates and terminates on the PSTN, that provides no enhanced functionality, and that undergoes no net protocol conversion, is a telecommunications service and subject to switched access charges. The order apparently places interexchange services similar to those VoIP services offered by AT&T in the same regulatory category as traditional telecommunications services and, therefore, potentially subjects such VoIP services to access charges and other regulatory obligations including Universal Service fees. Although the FCC did not rule on the applicability of access charges for services provided prior to April 21, 2004, the ILECs may attempt to assert claims against other telecommunications companies including us for the retroactive payment of access charges. On April 22, 2004, SBC Communications filed a collections lawsuit against AT&T and other carriers seeking retroactive payment of unpaid access charges. On February 4, 2005, SBC amended an existing collection case it had filed against Global Crossing and filed a complaint against XO.
      Level 3 Forbearance Petition. On December 23, 2003, Level 3 filed a petition requesting the FCC not to apply interstate or intrastate access charges on IP traffic that originates or terminates on the PSTN. If the FCC grants Level 3’s petition, we would expect that there would be reductions in our network costs associated with the termination of certain IP-to-PSTN and PSTN-to-IP traffic. If, on the other hand, the FCC rules against Level 3 and adopts rules that require interstate access charges to be paid for the termination of IP-to-PSTN traffic, our network costs will increase. The FCC must rule on Level(3)’s pending petition for forbearance by March 22, 2005 or the petition will be granted.
      ILEC Provision of Broadband Telecommunications Services and Information Services. Currently, the ILECs, as dominant carriers, are subject to a relatively high degree of regulation with respect to their broadband serving offerings. The FCC, however, has initiated a rulemaking proceeding in which it is considering deregulating, or applying a lower degree of regulation to, ILEC broadband offerings. If the ILECs are largely freed from dominant carrier regulation, they will have much greater pricing flexibility and will pose a greater competitive threat to XO. In a second, related rulemaking, the FCC is considering whether to eliminate certain requirements it imposes on the ILECs with respect to their broadband Internet access services. Currently, where the ILECs offer Internet access or other information services over broadband facilities, they must (1) purchase the underlying broadband transmission facilities from themselves at tariffed rates and (2) make the underlying facilities available to competitors on a non-discriminatory basis. If the FCC were to eliminate these requirements, it could result in an increase to our network costs. To date, these deregulatory trends have been directed towards facilities used primarily by residential customers, and not by business customers.
      Intercarrier Compensation Reform. Currently, telecommunications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges. These two forms of intercarrier compensation have been under review by the FCC since 2001. The FCC continues to consider a broad order reforming the intercarrier compensation system and issued a Notice of Proposed Rulemaking on February 10, 2005 to seek further comment on intercarrier compensation reform. Although we are unable to predict the outcome of the FCC’s rulemaking procedures, inasmuch as access charges and reciprocal compensation payments make up our largest network expense item, the FCC’s action could have a material, adverse affect on our operations and cost of doing business.
      Cost-based TELRIC Pricing. On September 10, 2003, the FCC initiated a new proceeding to consider significantly revamping the current TELRIC methodology used for the pricing of UNEs. If the FCC reverses the methodology used for determining UNE rates to allow for rate increases, this could substantially raise XO’s costs for leasing UNEs in the future. A decision is expected sometime in 2005. Several state commissions have also initiated proceedings to review the rates that the ILECs charge for UNEs. An adverse ruling in these proceedings would allow the ILECs to increase UNE rates in the applicable state and this could substantially raise our costs for leasing UNEs in the future.

State and Local Regulation
      California PUC Proceeding. On September 23, 2004, the California Public Utilities Commission, the CA Commission, issued a decision that requires SBC to adjust monthly recurring rates for certain types of services offered to CLECs by SBC. As a result of this decision, we believe that we are owed a retroactive credit. The billing adjustments and true-up payments required by the decision have been stayed until the CA Commission can: (a) consider mitigations to lessen the negative effect of such true-up payments; and (b) consider issues raised by the Ninth Circuit Court of Appeal regarding the shared and common cost mark-up element. Since the decision, the CA Commission has issued three separate alternate draft decisions which propose different true-up payment schemes and different shared and common cost mark-up factors 10%, 15%, and 21%, respectively. The date that the CA Commission will vote on the draft decisions is unknown at this time, but the next possible date that this issue could be considered by the CA Commission is March 17, 2005. Therefore, we currently are unable to determine the amount or the timing of the expected credit.
      In general, state regulatory commissions have regulatory jurisdiction over us when our facilities and services are used to provide local and other intrastate services. Under the Telecom Act, state commissions continue to set the requirements for providers of local and intrastate services, including quality of services criteria. State regulatory commissions also can regulate the rates charged by CLECs for intrastate and local services and can set prices for interconnection by new telecommunications service providers with the ILEC networks, in accordance with guidelines set by the FCC. In addition, state regulatory commissions in many instances have authority under state law to adopt additional regulations governing local competition and consumer protection, so long as the state’s actions are not inconsistent with federal law or regulation.
      Most state regulatory commissions require companies that wish to provide intrastate common carrier services to register or be certified to provide these services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. We are certified in all of the states in which we conduct business. In most states, we are also required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate, and to update or amend our tariffs as rates change or new products are added. We may also be subject to various reporting and record-keeping requirements.
      Where we choose to deploy our own transmission facilities, we may be required, in some cities, to obtain street opening and construction permits, permission to use rights-of-way, zoning variances and other approvals from municipal authorities. We also may be required to obtain a franchise to place facilities in public rights of way. In some areas, we may be required to pay license or franchise fees for these approvals. We cannot assure you that fees will remain at current levels, or that our competitors will face the same expenses, although the Telecom Act requires that any fees charged by municipalities be reasonable and non-discriminatory among telecommunications carriers.
Risk Factors

Risks Related to Liquidity, Financial Resources, and Capitalization
The covenants in our Credit Agreement restrict our financial and operational flexibility, which could have an adverse affect on our results of operations.
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
      Our Credit Facility includes a financial covenant requiring us to maintain minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, for the twelve-month period ending each fiscal quarter. We did not meet this covenant in 2004 and based on current financial results and our current business plan, we do not expect to comply with this covenant in 2005. We have obtained a waiver through December 31, 2005, but we can not be certain that we will be able to obtain any further waivers of this, or any other, covenant in our Credit Facility. If we are not able to (i) amend this Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level we believe we can achieve, (ii) obtain an extension on the waiver to at least March 31, 2006, or (iii) repay the Credit Facility with a new debt or equity offering so that we are in compliance, under the current accounting guidelines we will be required to reclassify the $366.2 million amount outstanding from long term to short term as of March 31, 2005. While the existing waivers prevent the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until March 31, 2006, this reclassification would cause a significant deterioration to our disclosed working capital and financial position. The security for the Credit Agreement consists of substantially all of the assets of XO and our subsidiaries. A default under the Credit Agreement could adversely affect our rights under other commercial agreements.

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
We may not prevail in our $50 million claim against the Allegiance Telecom Liquidating Trust, and we may not be successful in defending ourselves from the Allegiance Telecom Liquidating Trust’s $100 million counterclaim against us.
      In August 2004, XO filed an administrative claim against the Allegiance Telecom Liquidating Trust, or ATLT, the successor to the assets and liabilities of Allegiance Telecom, Inc. that we did not acquire. We have claimed that we are entitled to approximately $50 million in damages related to a variety of actions taken by Allegiance and the ATLT. The ATLT filed a counterclaim against us in November 2004 seeking damages of approximately $100 million. We are vigorously pursuing our claims against the ATLT, and we are disputing the ATLT counterclaim as being frivolous and without merit. There can be no assurance, however, that we will be successful in recovering the damages to which we believe we are entitled, or that we will successfully defend ourselves against the ATLT counterclaim, in which case our financial condition and results of operations could be materially and adversely affected.
We incurred a net loss in 2004 and, in the near term, may not generate funds from operations sufficient to meet all of our cash requirements.
      For each period since inception, we have incurred net losses. For 2004, we posted a net loss attributable to common stockholders of approximately $410.5 million. In the near term, we expect to use cash to fund our ongoing capital expenditure requirements.
We may not realize the network synergies that we estimate in connection with the acquisition of the Allegiance assets.
      While we have been successful in realizing many of the network synergies that we estimated were achievable in connection with the acquisition of the Allegiance assets, and we are confident that we will achieve additional synergies, it is possible that our estimates could prove to be incorrect. For example, we may discover during the process of further integrating the Allegiance assets into our network and business infrastructures that some of the acquired assets require greater maintenance or earlier replacement than originally anticipated. In addition, unanticipated growth in our business as a result of the acquisition of the Allegiance assets may require that some facilities or support functions that we currently anticipate will be combined or reduced may be necessary to retain for us to maintain our operations. The synergies that we anticipate to realize are also dependent on our ability to combine the Allegiance assets with our own network infrastructure in a manner that permits us to realize those synergies. If we have not estimated the potential synergies correctly, or if we are not able to integrate the Allegiance assets into our network infrastructure effectively, we may not realize any further network synergies in connection with the acquisition of the Allegiance assets, or such synergies may take longer to realize.
      We are also retaining investment bankers and consultants who will develop and make recommendations to us regarding our strategic alternatives.

Risks Related to Our Operations
The failure of our operations support systems, including the systems for sales tracking, order entry and provisioning, and billing, to perform as we expect could impair our ability to retain customers and obtain new customers, or provision their services, or result in increased capital expenditures, which would adversely affect our revenues or capital resources.
      Our operations support systems are an important factor in our operations. Critical information systems used in daily operations perform sales and order entry, provisioning, billing and accounts receivable functions, and cost of service verification and payment functions, particularly with respect to facilities leased from ILECs. Although we have integrated some systems with respect to the products and customers we acquired from Allegiance Telecom, Inc. we do maintain separate systems for XO and Allegiance in several key areas, such as provisioning. If any of these systems fail or do not perform as expected, or if we fail to coordinate our remaining separately-existing Allegiance and XO systems, such failures would impact our ability to process orders and provision sales, and to bill for services efficiently and accurately, which could, in turn, cause us to suffer customer dissatisfaction, loss of business or the inability to add new customers or additional services to existing customers in a timely basis, any of which would adversely affect our revenues. In addition, system failure or performance issues could impact our ability to effectively audit and dispute invoicing and provisioning data provided by service providers from whom we lease facilities.
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
      We possess the right to use the unlit capacity that is included in our network, particularly in our intercity network, through long-term leases or indefeasible right of use agreements. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of our network, our ability to expand the capacity of our network as our business grows, and ultimately on our results of operations. For example, we lease or have indefeasible rights of use on networks owned and maintained by Level 3. If Level 3 were to encounter severe financial difficulties, we may not be able to maintain or protect our rights in important components of our intercity network. In such an event, there can be no assurance that we will be able to lease comparable strands of unlit capacity if we are not able to retain our rights to use the existing unlit capacity we have obtained from Level 3, nor that we will be able to lease such strands from another provider at competitive or economical rates.
We may not be able to continue to connect our network to the ILEC’s network or maintain Internet peering arrangements on favorable terms, which would impair our growth and performance.
      We are required to be a party to interconnection agreements with the ILECs in order to connect our customers to the PSTN. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets.
      Peering agreements with ISPs allow us to access the Internet and exchange traffic with these providers. Depending on the relative size of the providers involved, these exchanges may be made without settlement charge. Recently, many ISPs that previously offered peering have reduced or eliminated peering relationships or are establishing new, more restrictive criteria for peering and an increasing number of these ISPs are seeking to impose charges for transit. Increases in costs associated with Internet and exchange transit could have an adverse effect on our margins for our services that require Internet access. We may not be able to renegotiate or maintain peering arrangements on favorable terms, which would impair our growth and performance.
We may not be able to successfully extend the termination date of our LMDS licenses for New York City and the surrounding vicinity.
      Our licenses to use the wireless point-to-point LMDS spectrum for the geographic region that includes New York City are currently scheduled to expire in 2006. Although we have filed applications to extend the deadlines for the expiration of those licenses, there can be no assurance that we will be successful in extending the expiration date of our LMDS licenses in New York City beyond 2006. If we are not successful in extending the expiration date of those licenses, the value would be impaired, and we would adjust our asset balance. In addition, we would not be able to develop our wireless, point-to-point solutions in that market, which could either require us to expend resources to obtain alternative spectrum or curtail our opportunity for developing wireless, point-to-point last mile connectivity in that market.
We depend on a limited number of third party service providers for the performance of selected business operations, and if any such third party service providers were to experience significant interruptions in their business operations, or were to otherwise cease to provide such services, our operations could be materially and adversely affected.
      We depend on a limited number of third party service providers for the performance of several our business operations, including payroll and billing services. If any of these third party providers were to experience significant interruptions in their business operations, terminate their agreements with us, or fail to perform the services required under the terms of our contracts with them, our own processing could be materially and adversely affected for a period of time that we can not predict. There can be no assurance that we would be able to locate alternative providers of such services, or that we could do so at economical rates.
We may be unable to adequately protect our intellectual property or rights to licenses for use of third-party intellectual property, and may be subject to claims that we infringe the intellectual property of others, which could substantially harm our business.
      We rely on a combination of patents, copyrights, and other proprietary technology that we license from third parties. We have been issued several United States and foreign trademarks and may consider filing for additional trademarks in the future. We have also been issued one United States patent and may consider filing for additional patents in the future. However, we cannot assure you that any additional patents or trademarks will issue or that our issued patent or trademarks will be upheld in all cases. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our trademark or technology or that our competitors or licensors will not independently develop technologies that are substantially equivalent to or superior to ours. In addition, the legal systems in many other countries do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary interests and business information or our present license arrangements, our business, financial condition and results of operations could be adversely affected. Further, the dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In the future, we may be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect our trade secrets and other intellectual property rights. Any intellectual property litigation could be costly and cause diversion of our management’s attention from the operation of our business. Adverse determinations in any litigation could result in the loss of proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties that may be available on commercially reasonable terms, if at all. We could also be subject to court orders preventing us from providing certain services in connection with the delivery of our services to our customers.

We experience turnover among our experienced and trained employee base, which could result in our inability to continue performing certain functions and completing certain initiatives in accordance with our existing budgets and operating plans.
      We depend on the performance of our executive officers and key sales, engineering, and operations personnel, many of whom have significant experience in the telecommunications industry and substantial tenures with either our company or that of one of the companies that we have acquired. We experience turnover among our employees as a whole, and if we are not able to retain our executive officers or other key employees, we could experience a material and adverse effect on our financial condition and results of operations. In addition, in spite of the recent downturn in the U.S. economy, recruitment and retention of qualified employees remain highly competitive, and there can be no assurance that, if we lose one or more of our senior executives or key employees, we will be able to replace those persons, or, if we are able to replace such persons, that we will be able to do so without incurring significant additional labor costs or disruptions in our operations.
Several customers account for a significant portion of our revenue, and some our customer agreements may not continue due to bankruptcies, acquisitions, nonrenewal, or other factors.
      We have substantial business relationships with large telecommunications carriers for whom we provide long distance and local transport services. The highly competitive environment and the industry consolidation in the long distance and wireless markets has challenged the financial condition and growth prospects of some of our carrier customers, and has caused such carrier customers to optimize the telecommunications capacity that they utilize among competing telecommunications services providers’ networks, including ours. Replacing this revenue may be difficult because individual enterprise and SMB customers tend to place smaller service orders than our larger carrier customers. In addition, pricing pressure on products that we sell to our carrier customers may challenge our ability to grow revenue from carrier customers. As a result, if our larger carrier customers terminate the services they receive from us, our revenues and results of operations could be materially and adversely affected.
               Risks Related to Competition and Our Industry
Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices, which could impair our results.
      New technologies, such as VoIP, and regulatory changes — particularly those permitting ILECs to provide long distance services — are blurring the distinctions between traditional and emerging telecommunications markets. In addition, the increasing importance of data services has focused the attention of most telecommunications companies on this growing sector. As a result, a competitor in any of our business areas is potentially a competitor in our other business areas, which could impair our prospects, put downward pressure on prices and adversely affect our operating results.
The telecommunications industry is highly competitive, and has experienced the consolidation of many existing competitors and the introduction of significant new competitors.
      The communications industry is highly competitive. Many of our competitors generate significantly greater revenue, and possess significantly greater assets and financial resources than we do. In addition, if the business combinations involving SBC and AT& T, and either Verizon or Qwest and MCI that have been announced to date are consummated, those businesses as combined will enable SBC and Verizon or Qwest to offer the same or similar network reach as we do, and enable those companies to more effectively target the potential customers that are the focus of our business. This competition places downward pressure on prices for local and long distance telephone service and data services, which can adversely affect our operating results. Also, as the technology to deliver VoIP services is improved, more companies will be able to compete with us in our metro markets without constructing or acquiring PSTN assets in those markets. In addition, we could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users. We are much smaller in size and resources than many of our competitors. If we are not able to successfully compete against our larger competitors and the new entrants into the telecommunications market, our financial condition and results of operations could be materially and adversely affected.
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
      Successful implementation of our business plan is predicated on the assumption that the basic framework for competition in the local exchange services market established by the Telecom Act will remain in place. We expect that there will be attempts to limit or eliminate this basic framework through a combination of federal legislation, new rulemakings by the FCC and ILEC challenges to existing and proposed regulations. It is not possible to predict the nature of any such action or its impact on our business and operations.

Risks Related to Our Common Stock
An entity owned and controlled by Mr. Carl C. Icahn is our majority stockholder.
      An entity owned and controlled by Mr. Carl C. Icahn, Chairman of our board of directors, has filed a Form 13D with the Securities and Exchange Commission in August 2004 disclosing that his beneficial ownership, as defined therein, was 60.7% of XO. As a result, Mr. Icahn has the power to elect all of our directors. Under applicable law and our certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers and the sale of substantially all of our assets and amendments to our certificate of incorporation and by-laws.
Future sales or issuances of our common stock could adversely affect its price and/or our ability to raise capital.
      Future sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. In particular, we anticipate that the ATLT holder of approximately 45,380,000 shares of our common stock, may exercise its rights under an existing Registration Rights Agreement with us to cause us to file a registration statement to register the public resale of some or all of those shares.
      As of March 14, 2005, there were 181,933,035 shares of our common stock outstanding. The shares of our common stock owned by an entity owned and controlled by Mr. Icahn are restricted shares that may be sold only under a registration statement or an exemption from federal securities registration requirements. Mr. Icahn, through various entities that he owns or controls, has the right to require XO to register, under the Securities Act of 1933, shares of common stock held by such entities and to include shares of our common stock held by them in certain registration statements filed by XO.
      We have issued and there remain outstanding three series of warrants to purchase up to an aggregate of approximately 9.5 million, 7.1 million and 7.1 million additional shares of our common stock, at exercise prices of $6.25, $7.50 and $10.00 per share, respectively. The warrants will expire on January 16, 2010.
      We have options outstanding to purchase approximately 11.3 million shares of common stock reserved for issuance under our 2002 Stock Incentive Plan as of December 31, 2004. Unless surrendered or cancelled earlier under the terms of the stock incentive plan, those options will expire beginning in 2013. In addition, our 2002 Stock Incentive Plan authorizes future grants of options to purchase common stock, or awards of restricted common stock, with respect to an additional 6.3 million shares of common stock in the aggregate.

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
      We own or lease, in our operating territories, telephone property which includes: fiber optic backbone and distribution network facilities; wireless distribution sites; central office switching equipment; connecting lines between customers’ premises and the central offices; and customer premise equipment. Our central office switching equipment includes electronic switches and peripheral equipment.
      The fiber optic backbone and distribution network and connecting lines include aerial and underground cable, conduit, poles and wires. These facilities are located on public streets and highways or on privately-owned land. We have permission to use these lands pursuant to consent or lease, permit, easement, or other agreements.
      We lease facilities for our administrative and sales offices, central switching offices, network nodes and warehouse space. The various leases expire in years ranging from 2005 to 2029. Most have renewal options.
      Our headquarters are located in Reston, Virginia, where we are currently leasing approximately 170,000 square feet of space. In February 2003, Dixon Properties, LLC, which is owned by Mr. Carl Icahn, acquired ownership of the building in which our headquarters is located in a transaction that was approved by the Bankruptcy Court in our Chapter 11 proceedings.

Item 3.	Legal Proceedings
      XO is involved in lawsuits, claims, investigations and proceedings consisting of commercial, regulatory, securities, tort and employment matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” XO makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. XO believes it has adequate provisions for any such matters. XO reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, XO believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.
      XO filed an administrative claim in August 2004 against the ATLT. XO has claimed that it is entitled to approximately $50 million in damages related to a variety of actions allegedly taken by Allegiance and the ATLT. The ATLT filed a counterclaim against XO on November 24, 2004 seeking damages of approximately $100 million, which claim XO believes to be frivolous and without merit. This action is pending in the U.S. Bankruptcy Court for the Southern District of New York.
      In addition, disputes with respect to general unsecured claims and one administrative claim against XO in the amount of approximately $2.1 million, remain pending from the XO’s 2002 Chapter 11 proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders during the fourth quarter.
Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is quoted on the OTCBB under the symbol “XOCM.OB.” According to the records of our transfer agent, we had 68 stockholders of record as of March 14, 2005. The majority of our shares that are held by non-affiliates are held in approximately 35,000 customer accounts held by brokers and other institutions on behalf of stockholders. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	2004		2003

	High	Low	High	Low

First Quarter	$7.90	$4.98	$4.00	$0.35
Second Quarter	$5.70	$3.33	$7.80	$3.90
Third Quarter	$4.00	$3.16	$8.33	$5.60
Fourth Quarter	$3.62	$2.67	$5.80	$4.97

      All of the 2004 over-the-counter market quotations set forth in this table reflect inter-dealer quotations, without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. Our Credit Facility prohibits the payment of cash dividends.

Item 6.	Selected Financial Data
      Our selected financial data table follows (dollars in thousands, except share data).

	Reorganized XO(f)		Predecessor XO(f)

	Year Ended December 31,		Year Ended December 31,

	2004(a)	2003	2002	2001	2000

Statement of Operations Data:
Revenue	$1,300,420	$1,110,483	$1,259,853	$1,258,567	$723,826
Loss from operations (b)	(370,292)	(111,858)	(1,208,898)	(1,949,891)	(1,011,652)
Net loss (c)	(405,543)	(102,554)	(3,386,818)	(2,086,125)	(1,101,299)
Net loss applicable to common shares (c)(d)	(410,453)	(102,554)	(3,350,362)	(1,838,917)	(1,247,655)
Net loss per common share, basic and diluted	(2.57)	(1.07)	(7.58)	(4.55)	(3.87)
Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$150	$6,301	$17,602	$(560,877)	$(559,414)
Net cash (used in) provided by investing activities	(444,837)	153,036	57,582	(708,598)	(1,464,495)
Net cash (used in) provided by financing activities	200,116	5,185	(6,079)	(1,019,647)	1,648,663
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$251,289	$520,612	$560,983	$755,167	$1,860,963
Property and equipment, net	820,536	485,984	2,780,589	3,742,577	2,794,105
Broadband wireless licenses and other intangibles, net (c)	139,866	109,515	984,614	2,977,575	3,912,209
Total assets (c)	1,459,385	1,265,165	4,585,496	7,930,465	9,085,375
Total long-term debt and accrued interest payable (e)	366,247	536,791	5,165,718	5,109,503	4,396,596
Redeemable preferred stock, net of issuance costs	204,353	—	1,708,316	1,781,990	2,097,016
Total stockholders’ equity (deficit) (e)	485,552	380,425	(3,032,282)	297,416	1,838,401

(a)	The selected consolidated financial data includes the accounts and activities of the businesses we acquired from Allegiance Telecom, Inc. from June 23, 2004, the acquisition date through December 31, 2004.

(b)	In 2004, loss from operations included a $212.5 million non-cash impairment charge of goodwill. In 2002, loss from operations included non-cash charges totaling $477.3 million in connection with the amendment to the terms of fiber acquisition and maintenance arrangements with Level 3 Communications, and the return of previously acquired intercity fiber in connection therewith. In 2001, loss from operations included restructuring charges totaling $509.2 million associated with the restructuring of certain aspects of our business operations. Loss from operations in 1999 included restructuring charges totaling $30.9 million associated with relocating our Bellevue, Washington headquarters to Reston, Virginia.

(c)	In 2004, net loss included a $212.5 million non-cash impairment charge of goodwill. In 2003, net loss included a $33.5 million gain on investment sales. In 2002, net loss and total assets reflects a $1,876.6 million impairment charge to write-off all of our goodwill as a cumulative effect of accounting change, pursuant to SFAS No. 142. In 2001, net loss included a gain of $345.0 million resulting from the repurchase of certain of our senior notes. In 2000, net loss included a $225.1 million net gain from the sale of an equity investment.

(d)	The comparability of net loss applicable to common shares is impacted by the transactions discussed in c. above. In 2001, net loss applicable to common shares includes a gain of $376.9 million resulting from the repurchase of certain of our preferred stock.

(e)	In January 2004, we completed a rights offering. An aggregate of 39.7 million shares were issued in the offering, yielding net proceeds of $197.6 million. These proceeds were used to pay down our long-term debt and accrued interest payable.

(f)	The reorganized selected consolidated financial data as of and for the years ended December 31, 2004 and 2003 reflects the impact of adopting fresh start as of January 1, 2003, and is not comparable to that of predecessor XO. The predecessor selected consolidated financial data below as of and for the years ended December 31, 2002, 2001, and 2000 does not include the effects of the fresh start accounting provisions of SOP 90-7. Fresh start required that XO adjust the historical cost of its assets and liabilities to their fair values as determined by the reorganization value of the Company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview of Our Business
          State of the Telecommunications Industry
      In general, growth in the telecommunications industry has been sluggish for the past three years. Demand for some services, such as wireless and integrated product offerings has increased, but for many other products and services price compression, reductions in regulated rates and lower demand have resulted in year over year revenue declines for many telecommunication companies. As a result our industry has seen:

•	Reduced new customer demand and/or reductions in existing customer services,

•	High number of bankruptcies in the telecommunications industry and the economy in general,

•	Continued competitive pressures, including price cutting in some product lines,

•	Mandated FCC carrier access rate reductions.
      Aggregate revenue earned from the sale of wired telecommunications services in 2004 has been estimated at approximately $225 billion, down approximately three percent from 2003. Telecommunications sales to business customers, however, is estimated to have remained relatively constant at $91 billion, with sales of local exchange services estimated to have increased by approximately one percent to approximately $42.5 billion in 2004 compared to 2003. Telecommunications spending by businesses who spend less that $10,000 per month or SMBs, was estimated to be $75 billion in 2004.
      The telecommunications industry currently remains in a state of competitive transition as the combination of new federal and state regulations, industry consolidation, emergence of new technologies, growth of the mobile wireless market, and entry of new telecommunications competitors, such as cable television companies, has contributed to a rapidly changing market for telecommunications services.
          Business Overview
      We provide a comprehensive array of telecommunications services to business customers. We provide our services, including local and long distance voice, Internet access, private data networking and hosting services, through our national telecommunications network, which consists of more than 6,700 route miles of fiber optic lines connecting 953 unique ILEC end-office collocations in 37 U.S. cities. In addition, we own licenses to deliver telecommunications services via local, multipoint distribution service, or LMDS, wireless spectrum in all of the largest U.S. cities. We market our services primarily to business customers, ranging from small and medium businesses to Fortune 500 companies to carrier and wholesale customers. Our services offer an effective telecommunications solution for nearly any business, and our national telecommunications network is particularly advantageous to multi-location businesses that desire to improve communications among their locations, whether within a single metropolitan area or across the country.

          Key Performance Indicators
      Management uses various key performance indicators, or KPIs, to assess operational effectiveness in certain areas. These include:

•	Revenue Growth — This KPI tracks a combination of sales trends, pricing strategy and operational effectiveness.

•	Operating expenses as a percentage of revenue — This KPI tracks our efficiencies in providing services and our profitability.

•	Customer attrition or churn — This KPI tracks the financial impact of customer attrition, or churn, in comparison to new sales. Management reviews this KPI to judge the effectiveness of operational measures intended to promote customer retention and satisfaction with our services, and the net impact on revenue.
          System Conversions
      During 2004, we continued to invest capital into the development and implementation of our information systems that increase revenue and/or improve our customer’s experience, and/or increase productivity.

•	XO has completed a number of systems initiatives that improved our sales operations and customer service, including:

•	A customer and prospect management system to facilitate the handling of customer and prospect leads;

•	A network pricing tool to facilitate production of price quotes for the sales team;

•	A project integration tool to allow cross selling of XO products by Allegiance sales personnel and the reverse;

•	A vendor and customer referral tool for lead generation; and

•	An ordering system for the selling of the first XO VoIP product, XOptions Flex.

•	In order to improve productivity through the automation of business processes, we focused on improving the order installation process by implementing systems initiatives including:

•	An electronic bonding system for trouble ticketing and order management between XO and several ILECs;

•	A new ordering platform to enable standardized selling processes;

•	An order flow through from our order entry system to our provisioning and billing systems for XO’s four key products;

•	An Automated Switch Translation system, which automated the interface between the provisioning systems and the network elements; and

•	A new Workforce Management system with full integration between the Workforce Management system and provisioning and trouble ticketing.

•	In addition, to improve productivity and to take advantage of the combination of the Allegiance and XO assets, XO assessed the capabilities of both systems’ portfolios and delivered a combined architecture, leveraging the best systems while reducing overall cost. Systems that have been consolidated include:

•	Network monitoring systems,

•	Virus management systems,

•	General Ledger and Accounts Receivable systems,

•	Human Resource systems,

•	Sales commission systems,

•	Telco cost management platforms,

•	Carrier Access Billing systems,

•	Payroll systems,

•	Time and attendance systems, and

•	Call Management systems.
Other 2004 Transactions and Developments
          Acquisition of Assets of Allegiance Telecom, Inc.
      On June 23, 2004, we acquired the telecommunication services of Allegiance Telecom, Inc., or Allegiance, for approximately $325.2 million in cash and approximately 45.38 million shares of our common stock. After the acquisition, XO became one of the nations’ largest competitive providers of national local telecommunications and broadband services with approximately $1.5 billion in pro forma annual revenues. We currently own one of the largest network of nationwide connections to the ILEC’s networks, and doubled our collocations within the 36 metropolitan areas where we operate.
      As of December 31, 2004, we have completely integrated the administrative functions of XO and Allegiance and have achieved all of the originally estimated $100 million of annualized synergies. We have made substantial progress in achieving the originally estimated $60 million of annualized network synergies. We have connected all of the former Allegiance collocations, allowing us to carry traffic across the combined XO and Allegiance networks. We have also integrated many administrative systems and contracts and have reduced the aggregate workforce of the combined companies from over 7,000 as of January 1, 2004 to approximately 5,000 as of December 31, 2004.
      After the Closing Date, Allegiance transferred the remaining assets that XO did not buy to the ATLT. XO filed an administrative claim in August 2004 against the ATLT. XO has claimed that it is entitled to approximately $50 million in damages related to a variety of actions allegedly taken by Allegiance and the ATLT. The ATLT filed a counterclaim against XO on November 24, 2004 seeking damages of approximately $100 million, which claim XO believes to be frivolous and without merit. The accompanying financial statements do not include any financial impact from this litigation as it is too early in the process to assess any outcome. This action is pending in the U.S. Bankruptcy Court for the Southern District of New York.
          Convertible Preferred Stock
      On August 6, 2004, XO completed a private placement of 4.0 million shares of its 6% Class A Convertible Preferred Stock (the “Preferred Stock Offering”) for net proceeds of $199.4 million. Affiliates of Mr. Icahn purchased 95% of the preferred shares sold in the Preferred Stock Offering, and an affiliate of Amalgamated Gadget, L.P., holder of approximately 8% of XO’s outstanding common stock, purchased the remaining five percent.
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

Liquidity and Capital Resources
          Capital Resources and Liquidity Assessment
      Our cash and cash equivalents decreased from $478.6 million at December 31, 2003, to $234.0 million at December 31, 2004 largely due to our acquisition of Allegiance’s telecommunications services assets which included a cash payment of $325.2 million. Other significant liquidity events during the year included raising capital through the issuance of common stock under a rights offering that provided net proceeds of $197.6 million, and the issuance of preferred stock that provided net proceeds of $199.4 million. In addition, we paid down $199.7 million of principal outstanding under our Credit Facility and capital leases during the year, and invested $106.0 million of capital into our telecommunications network and information systems. Our operating activities provided net cash of $0.2 million during 2004. This is largely due to the growth in revenue and the improvement of selling, operating and general expenses as a percentage of revenue due to the synergies achieved after the acquisition of Allegiance’s telecommunications services assets.
      Our Credit Facility includes a financial covenant requiring us to maintain minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, for the twelve-month period ending each fiscal quarter. We did not meet this covenant in 2004 and based on current financial results, we do not expect to comply with this covenant in 2005. We have obtained a waiver through December 31, 2005. If we are not able to (i) amend this Credit Facility covenant to either remove the minimum EBITDA requirements or to decrease the requirement to a level we believe we can achieve, (ii) obtain an extension on the waiver to at least March 31, 2006, or (iii) repay the Credit Facility with a new debt or equity offering, under the current accounting guidelines we will be required to reclassify the $366.2 million amount outstanding from long term to short term as of March 31, 2005. While the existing waivers prevent the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until March 31, 2006, this reclassification would cause a significant deterioration to our disclosed working capital and financial position.
      There are no additional borrowings available under our Credit Facility. We have no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions of the principal amount outstanding under the Credit Facility do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25 million, at the request of the lender, XO will pay an amount equal to 50% of such excess cash flow greater than $25 million toward the reduction of outstanding indebtedness. In addition, if the ratio of our consolidated earnings before interest, taxes depreciation and amortization to consolidated interest expense for the four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders.
      We project that we will make significant progress on our operating results such that we will be cash flow positive in 2005 and that in late 2005 we will be able to fund our capital expenditures from operating cash flows. Our projection is based upon our current estimates of, among other things, our estimated increased costs of service attributable to the recent TRRO and other projected operating costs that are not entirely in XO’s control. As a result, our 2005 projections may not prove to be correct if our estimates of such costs and expenses are inaccurate. In addition, our ability to remain cash flow positive over the longer term is dependent on our ability to extend the waiver of our existing senior debt covenants, refinance our existing senior debt, or repay that senior debt from then-existing cash reserves.
      We expect that the majority of our planned capital expenditures will be “success based” in that they will be used to grow revenue by purchasing and installing customer-related equipment and network electronics for either new customers or by adding services provided to existing customers. Much of our non-success based capital will be for the continued development and implementation of our information systems in support of new product introductions, cost management, continued automation of XO’s business processes, and continued integration of XO’s and Allegiance’s information systems.

      Our national network requires various ongoing maintenance costs and software licenses and fees so that we can continue to provide high quality telecommunication services to our customers. Where we do not have our own network to provide telecommunication services we pay access rights and use fees to other service providers. To achieve the most cost efficient rates, we often commit to a multi year purchase for these services and licenses. The Company is leasing premises under various noncancelable operating leases for administrative space, building access, and other leases, which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. The lease agreements have various expiration dates and renewal options through 2029. The following table summarizes our payment obligations under various operating and financing agreements as of December 31, 2004 (dollars in thousands):

		Other long-term
	Credit	contractual	Operating lease	Capital lease	Total
Year Ending December 31,	Facility	obligations	obligations	obligations	obligations

2005	$—	$61,273	$70,822	$4,789	$136,884
2006	—	52,521	66,657	4,537	123,715
2007	—	48,806	61,527	3,854	114,187
2008	—	47,524	51,394	2,398	101,316
2009	366,247	33,679	43,257	1,770	444,953
Thereafter	—	95,787	168,235	13,681	277,703

Total minimum commitments	$366,247	$339,590	$461,892	$31,029	$1,198,758

      As discussed in Part I, Item 1, Business, we prepaid to lease wavelength capacity from Level 3 for intercity network capacity. The leases expire in 2006 and 2007. At that time, we will either renew these leased wavelengths at current market rates or install our own optical equipment and light certain segment routes of our intercity fiber network, either of which will be a substantial capital commitment.
      If we successfully either, extend the waivers for the financial covenants or renegotiate or refinance the Credit Facility as discussed above, we expect that our current cash balance will allow us to successfully execute our current business plan. Current economic conditions of the telecommunications industry may create opportunities for us acquire on other companies or portions of companies at attractive prices. We expect to continue to pursue the acquisition of additional telecommunication companies or assets throughout 2005. We do not know what the terms of any such transactions would be. Any offers involving cash consideration could significantly and adversely affect our liquidity. To support further business expansion, including investments in or acquisitions of other companies or portion of other companies, we may issue additional equity and/or debt securities.
Comparison of Financial Results
      The operational results for the year ended December 31, 2004 are discussed below. The 2004 amounts include the results of operations of the Allegiance telecommunication services assets, which we refer to as the Acquired Businesses from June 23, 2004 through December 31, 2004.
          XO Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Revenue. Total revenue for the year ending December 31, 2004 increased 17.1% to $1,300.4 million from $1,110.5 million for the year ending December 31, 2003. The 2004 financial results include approximately $217.2 million of revenue from the Acquired Businesses. Without the revenue from the Acquired Businesses our 2004 revenue decreased $27.3 million or 2.5% from 2003 results. Customer churn and continued pricing pressures, particularly in carrier long distance, offset revenue growth from new customers. Customer churn is driven by a highly competitive environment, large customers downsizing their telecom needs, and finally our deemphasizing of products like DSL, Hosting and Dial-up allowing our sales resources to focus on larger customers and products. We expect 2005 annualized revenue to be consistent with our fourth quarter 2004 results.

      Revenue was earned from providing the following services (dollars in thousands):

	Year Ended December 31,		Year Ended December 31,

		% of 2004		% of 2003
	2004	Revenue	2003	Revenue	% Change

Voice services	$673,318	51.8%	$572,774	51.6%	17.6%
Data services	414,782	31.9%	392,742	35.4%	5.6%
Integrated voice and data services	212,320	16.3%	144,967	13.0%	46.5%

Total revenue	$1,300,420	100.0%	$1,110,483	100.0%	17.1%

      Voice services revenue includes revenue from local and long distance voice services, prepaid calling card processing, interactive voice response services, stand-alone long distance services and other voice telecommunications based services. Our 2004 results include approximately $127.0 million of voice services revenue from the Acquired Businesses. Voice services revenue for the year ended December 31, 2004 exclusive of voice services revenue from the Acquired Businesses, decreased $26.5 million or 4.6% from 2003 results. The decrease is attributable to customer churn, competitive pricing pressures, particularly long distance, and reduced FCC mandated rates.
      Data services revenue includes revenue from Internet access, network access and web applications hosting services. Our 2004 results include approximately $32.2 million of data services revenue from the Acquired Businesses. Data services revenue for the year ended December 31, 2004 exclusive of data services revenue from the Acquired Businesses decreased $10.1 million or 2.6% from 2003 results. The decrease was attributable to an increase in customer churn due to network downsizing from high end customers and our deemphasizing certain less profitable products such as DSL, dial up, and hosting services.
      Integrated voice and data services revenue is attributed to our XOptions and Total Communications service offerings, XO’s flat-rate bundled packages offering a combination of voice and data services and integrated access. Our 2004 results include approximately $58.0 million of integrated voice and data services revenue from the Acquired Businesses. Integrated voice and data services revenue for the year ended December 31, 2004 exclusive of services revenue from the Acquired Businesses increased $9.3 million or 6.4% from 2003 results due to growth in our integrated access services, as well as our XOptions service offering.
      Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands). Our consolidated costs and expenses in 2004 include the costs to run the Acquired Businesses since June 23, 2004.

	Year Ended December 31,		Year Ended December 31,

		% of 2004		% of 2003
	2004	Revenue	2003	Revenue	% Change

Costs and expenses:
Cost of service	$552,735	42.5%	$422,129	38.0%	30.9%
Selling, operating and general	727,666	56.0%	679,286	61.2%	7.1%
Depreciation and amortization	177,781	13.7%	109,308	9.8%	62.6%
Goodwill impairment charge	212,530	16.3%	—	0.0%	100.0%
Restructuring and asset write-downs	—	0.0%	11,618	1.1%	(100.0%	)

Total	$1,670,712	128.5%	$1,222,341	110.1%	36.7%

      Cost of service. Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service as a percentage of revenue for the year ended December 31, 2004 increased as compared to the same period in 2003 due to the impact of pricing pressures from both mandated FCC carrier access rate reductions and general pricing reductions on revenue, as well as an unfavorable shift in traffic mix for terminations, offset by savings from synergies associated with the integration of the Acquired Business.
      We believe that cost of service as a percentage of revenue in 2005 for the combined companies will remain relatively stable with 2004 results. However, cost of service in both absolute dollars and as a percentage of revenue may be adversely impacted due to recently proposed regulatory rules on UNE loop and transport rates as discussed in the “Regulatory Overview” section in Part I, Item 1. Our current estimates project an annualized increase of approximately $45 million due to these regulatory changes. These increases will be phased in during 2005, and be fully implemented by 2006. We believe that we should be able to recover the majority of these cost increases through network optimization, and price increases throughout our markets.
      We originally estimated a potential benefit of approximately $60.0 million in pro forma annualized network synergies for the combined companies if our integration efforts with the Acquired Businesses were successful. We have made substantial progress integrating the two companies and are on plan to achieve this target.
      Selling, operating and general. Selling, operating and general expense includes expenses related to network maintenance, sales and marketing, network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense for the year ended December 31, 2004 was $727.7 million or 56.0% of revenue versus $679.3 million or 61.2% of revenue for the year ended December 31, 2003. The decrease in selling, operating and general expense as a percentage of revenue for the year ended December 31, 2004 when compared to 2003 results is due to the achievement of synergies related to the Acquired Businesses. Our fourth quarter 2004 results are reduced due to favorable settlements for $11.9 million.
      We believe that, selling, operating and general expense will decrease as a percentage of revenue in 2005 when compared with 2004 results. We originally estimated a potential benefit of approximately $100.0 million in pro forma annualized selling, operating and general expense synergies for the combined companies if our integration efforts with the Acquired Businesses were successful. We have completely integrated the administrative functions and have achieved all of the estimated annualized synergies.
      Depreciation and amortization. Depreciation and amortization expense was $177.8 million for the year ended December 31, 2004, and $109.3 million for the year ended December 31, 2003. The increase is largely due to the inclusion of fixed assets and intangibles of the Acquired Businesses.
      As of December 31, 2004, we had approximately $115.9 million of fixed assets and $23.5 million of broadband wireless licenses that have not yet been placed into service and, accordingly, are not currently being depreciated or amortized. We expect depreciation and amortization expense during 2005 to increase as additional assets are placed into service and as we recognize a full year of depreciation and amortization of the assets of the Acquired Businesses.
      Goodwill impairment charge. We retained independent appraisers to perform a preliminary valuation of our assets and liabilities as of December 31, 2004. This valuation was necessary as our fair value as determined by our stock price, was less than our book value. Based on this appraisal we recorded a $212.5 million non-cash impairment charge on our goodwill.
      Restructuring and asset write-downs. Restructuring and asset write-downs were $11.6 million for the year ended December 31, 2003. Restructuring charges in 2003 included costs for a reduction in our workforce by approximately 550 employees and estimated losses associated with restructured leases.
      Investment income, net. Investment income, net includes interest income as well as any realized gains or losses from the sale of investments. Investment income, net was a loss of $9.0 million and a net gain of $46.2 million in 2004 and 2003, respectively. The 2004 balance includes a $10.4 million impairment adjustment on an investment, that was considered to be other than temporary. The 2003 balance is primarily from a gain on the sale of an investment.
      Interest expense, net. Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized. The majority of interest expense in 2004 and 2003 is non-cash as our Credit Facility allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the years ended December 31, 2004 and 2003 was $26.2 million and $36.8 million, respectively. The significant reduction for 2004 was due to a $197.6 million repayment of outstanding principal under the Credit Facility in January 2004. During 2004 and 2003, XO capitalized interest of $4.0 million and $3.0 million, respectively.

Reorganized XO Year Ended December 31, 2003 Compared to Predecessor XO Year Ended December 31, 2002
      As a consequence of our Chapter 11 reorganization, the financial results for the year ended December 31, 2003 have been separately presented under the label “Reorganized XO” and are not comparable with prior year results. The reorganized Company has adopted the policy of expensing customer installation costs in the period in which the costs are incurred. The predecessor Company capitalized and amortized these costs. In accordance with SOP 90-7, the reorganized Company was required to implement newly issued accounting pronouncements that would require adoption within twelve months of applying fresh start.
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
      Revenue was earned from providing the following services (dollars in thousands):

	Reorganized XO		Predecessor XO

	Year Ended December 31,		Year Ended December 31,

		% of 2003		% of 2002
	2003	Revenue	2002	Revenue	% Change

Voice services	$572,774	51.6%	$659,558	52.3%	(13.2%	)
Data services	392,742	35.4%	472,247	37.5%	(16.8%	)
Integrated voice and data services	144,967	13.0%	128,048	10.2%	13.2%

Total revenue	$1,110,483	100.0%	$1,259,853	100.0%	(11.8%	)

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
      Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands):

	Reorganized XO		Predecessor XO

	Year Ended December 31,		Year Ended December 31,

		% of 2003		% of 2002
	2003	Revenue	2002	Revenue	% Change

Costs and expenses:
Cost of service	$422,129	38.0%	$522,924	41.5%	(19.3%	)
Selling, operating and general	679,286	61.2%	765,853	60.8%	(11.3%	)
Depreciation and amortization	109,308	9.8%	699,806	55.5%	(84.4%	)
Restructuring and asset write-downs	11,618	1.1%	480,168	38.1%	(97.6%	)

Total	$1,222,341	110.1%	$2,468,751	196.0%	(50.5%	)

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
      Interest expense, net. Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized for construction efforts. The majority of interest expense in 2003 is non-cash as the Credit Facility allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the years ended December 31, 2003 and 2002 was $36.8 million and $226.5 million, respectively. During 2003 and 2002, XO capitalized interest of $3.0 million and $11.1 million, respectively. Contractual interest was $501.1 million for the year ended December 31, 2002. The significant reduction for 2003 was caused by the cancellation of our pre-petition senior notes and pre-petition convertible subordinated notes and the reduction in the amount outstanding under our Credit Facility upon consummation of our Plan of Reorganization.
Critical Accounting Policies and Estimates
      The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates. Actual results could differ. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. Management believes the following critical accounting policies represent the more significant judgments and estimates used in the preparation of our audited consolidated financial statements included in this form 10-K.
          Business Combinations
      Upon the Closing Date, XO acquired title to the Acquired Businesses. XO retained independent appraisers to determine the fair value of the property, plant and equipment and intangible assets acquired as required under SFAS No. 141. The following are the estimated fair value of assets acquired and liabilities assumed (dollars in thousands):

Current assets	$51,618
Property and equipment	372,405
Goodwill	212,530
Other intangible assets	68,052
Other long-term assets	2,933

Total assets acquired	707,538
Current liabilities	(58,193)
Long-term liabilities	(12,790)

Total liabilities acquired	(70,983)

Purchase price	$636,555

      The values assigned in these financial statements are preliminary and represent management’s best estimate of current values which are subject to revision due to changes in estimates of fair value as well as the pending claim discussed in Part I, Item 3 “Legal Proceedings.” As required by the SFAS No. 142, we tested our goodwill for impairment at December 31, 2004 and recorded a non-cash impairment of $212.5 million. This is discussed in more detail in long-lived assets below.
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
      Investments in broadband wireless licenses are amortized over the portion of the original license term remaining after the license is placed in service, or 10 years, whichever is shorter. The original license period is determined by the FCC. In order to receive an extension of the original license term from the FCC, we are required to show substantial service in the license area within ten years of being licensed. Failure to meet this requirement could result in forfeiture of the license. Approximately $23.5 million in book value of these licenses have not yet been placed into service. Had these licenses been in service during all of 2004, amortization expense would have increased by approximately $5.5 million. If we fail to show substantial service in the licensed geographic area at the end of the original ten year period and are not granted an extension or renewal from the FCC, we would forfeit the right to offer such services in that market. XO is evaluating recent improvements in the price and performance of broadband wireless equipment, and is developing a plan to meet the FCC’s substantial service test in all its licensed areas before the licenses are due for renewal proceedings.
      Other intangibles consist of customer relationships, internally developed technology and trade names. The customer relationships, internally developed technology and certain trade names are being amortized using the straight-line method over the estimated useful lives of three years. Certain trade names were determined to have indefinite lives and are not being amortized. Goodwill and indefinite life trade names are reviewed at least annually for impairment, as required under Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. We retained independent appraisers to perform a preliminary valuation of our assets and liabilities as of December 31, 2004. This valuation was necessary as our estimated fair value as determined by our stock price, was less than our book value. Based on this appraisal we recorded a $212.5 million non-cash impairment charge on our goodwill. This report will be finalized in the first quarter of 2005 and could result in a change to this preliminary estimate.
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. The criteria for determining impairment for long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Based on our analysis, we believe that no impairment existed under SFAS No. 144 as of December 31, 2004. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.
          Revenue Recognition
      Revenues from telecommunications services are recognized when the services are performed, evidence of an arrangement exists, the charges are fixed and determinable and collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs. For example, if a customer files for bankruptcy protection, we believe the probability of collection is weakened. Consequently, under such circumstances, although we continue to bill the customer for all services provided, we do not recognize revenue until cash is received. In addition, telecommunications customers often dispute the amounts that we invoice them due to regulatory issues, late payment fees, and early termination charges based on differences of opinion regarding contract terms or service levels. Accordingly, as these billings are not considered fixed and determinable and collection of such amounts is not considered probable while these amounts are disputed, revenue recognition is deferred until the dispute is resolved and the collection is probable.
      Service discounts and incentives related to telecommunications services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with customer installations and other non-recurring fees are deferred and recognized ratably over the estimated customer life of three years.
      We establish an allowance for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expenses. We assess the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We can and have experienced material changes to our reserve requirements on a month to month basis. We believe that our established credit and valuation allowances were adequate as of December 31, 2004. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known.
          Cost of Service
      Cost of service includes expenses directly associated with providing telecommunications services to customers. We accrue for the estimated costs of services received from third party telecommunications providers during the period the services are received. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. We accrue for all invoiced amounts, even amounts in dispute, as these amounts represent contingent liabilities that are considered probable and measurable. Disputes resolved in our favor may reduce cost of service in the period the dispute is settled. As the period of time required to resolve these types of disputes often lapses over several quarters, the benefits associated with the favorable resolution of such disputes are normally realized in periods subsequent to the accrual of the disputed amount.

Subsequent Events
      On March 16, 2005, McLeodUSA Inc, McLeod, announced that it is looking into financial restructuring options due to its on-going cash requirements. XO currently holds McLeod debt securities that are included in marketable securities and other investments. It is too early to conclude what type of restructuring option McLeod will choose, or if any will be approved by their creditors and how that would impact our investment. Based on this announcement, there is a risk that the carrying value of $10.8 million will be impaired, and require adjustment in 2005.
Off-Balance Sheet Arrangements
      We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.
Recent Accounting Pronouncements Implemented in 2004
      Statement No. 123 (revised 2004), “Share-Based Payment”, SFAS 123R, was issued in December 2004. Once effective this statement will require entities to recognized compensation cost for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method. In addition, public companies will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant-date fair value as calculated under the original provisions of SFAS 123. The effective date for public entities is June 15, 2005. The amount of compensation expense that we record after the adoption of SFAS 123R in 2005 and beyond, will depend on the amount, timing and pricing of stock option grants.
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk
      As of December 31, 2004, our Credit Facility was comprised of $361.0 million in secured loans and $5.2 million of accrued interest. Currently, we do not pay cash interest on the Credit Facility and accrued interest converts to principal ratably throughout the loan period. As interest accrues at variable rates, our Credit Facility subjects us to interest rate risks. Interest rate risk as of December 31, 2004 is illustrated in the following table (dollars in millions).

	Annual Interest Expense Given			No Change	Annual Interest Expense Given
	an Interest Rate decrease			in Interest	an Interest Rate increase
	of X Basis Points			Rates	of X Basis Points

Interest Rate Risk	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS

Credit Facility	$22.9	$24.8	$26.6	$28.4	$30.3	$32.1	$33.9
      The sensitivity analysis provides only a limited, point in time view of the market risk sensitivity of the loans under our Credit Facility. The actual impact of market interest rate changes may differ significantly from those shown in the above sensitivity analysis.
      Marketable securities, available for sale, at December 31, 2004 consist primarily of investments in equity and debt securities of publicly traded companies. The fair value of our investment in equity and debt securities exposes us to market risk. These investments are subject to changes in the market price of the securities. The table that follows summarizes the fair values of our marketable securities and provides a sensitivity analysis of the estimated fair value of these financial instruments assuming a 5%, 10% and 15% increase or decrease in market price (dollars in millions).

	Fair value assuming the				Fair value assuming the
	following percentage			No Change in	following percentage
	decrease in market price			Fair Value	increase in market price

Market Risk	15%	10%	5%	0%	5%	10%	15%

Market price	$14.0	$14.9	$15.7	$16.5	$17.4	$18.2	$19.0

Item 8.     Financial Statements and Supplementary Data
      Our consolidated financial statements are filed under this Item, beginning on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On September 24, 2003, we notified our independent auditors, Ernst & Young LLP that our Audit Committee of our Board of Directors had decided to change auditors. On September 30, 2003, the Audit Committee of XO’s Board of Directors appointed KPMG LLP to serve as its new independent registered public accounting firm for the year ending December 31, 2003. The change was effective immediately. Ernst & Young LLP’s report on XO’s consolidated financial statements as of and for the year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ending December 31, 2002, there were: (i) no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Ernst & Young’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.
      During the year ended December 31, 2002 and through the date of their appointment, we did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.
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
          Changes in Internal Controls over Financial Reporting
      We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. As of June 23, 2004, the newly combined company that includes the acquired Allegiance telecommunication assets has been aggressively working to consolidate overlapping processes, controls, and systems. With the exception of Carrier Access Billings and the legacy-Allegiance revenue cycle, the vast majority of overlapping processes, systems, and controls have migrated to the legacy-XO control environment. The Carrier Access Billings process for the combined entity has migrated to the legacy-Allegiance control environment. The legacy-Allegiance revenue and sales commission cycles remain unchanged but are subject to the same general internal controls over financial reporting that we apply to our legacy businesses, although they were excluded from our effectiveness evaluation as discussed below.
          Management Report on Internal Control over Financial Reporting
      Management of XO is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). In accordance with the

Securities and Exchange Commission Rulemaking Release Nos. 33-8238 and 34-47986 issued in August 2003, management has evaluated the effectiveness of XO’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission or more commonly referred to as the COSO Framework.
      Based on our evaluation under the COSO framework, management has concluded that, XO’s internal control over financial reporting was effective as of December 31, 2004. KPMG LLP, XO’s independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K, and has issued an attestation report on management’s assessment of XO’s internal control over financial reporting.
      On June 23, 2004, XO completed the acquisition of all of the telecommunications services assets of Allegiance Telecom, Inc. (Allegiance), and management excluded from its assessment of the effectiveness of XO’s internal control over financial reporting as of December 31, 2004, Allegiance’s internal control over financial reporting associated with total revenues of approximately $217.2 million included in the consolidated financial statements of XO for the year ended December 31, 2004. Our exclusion of Allegiance’s internal control over financial reporting is allowed by the Securities and Exchange Commission’s response to Question No. 2 contained in the Frequently Asked Questions entitled Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions (revised October 6, 2004).
PART III
Item 10.     Directors and Executive Officers of the Registrant
      Certain information required by Items 401 and 405 of Regulation S-K is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on May 9, 2005 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.
Audit Committee Financial Expert
      Our Board of Directors has determined Robert Knauss is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Mr. Knauss is an independent director, as defined in Item 7(d)(3)(iv) of Schedule 14A.
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
Item 13.     Certain Relationships and Related Transactions
      Various entities controlled by Mr. Icahn hold the following interests in XO:

	Outstanding			Preferred Stock
	Common Stock	Warrants	Credit Facility	Outstanding

At December 31, 2004	Greater than 50%	Greater than 40%	Greater than 90%	95%
      The terms of the common stock, warrants and the Credit Facility, as well as the lease and tax allocation agreements discussed below, were all approved by the bankruptcy court as part of the Chapter 11 proceedings from which XO emerged in January 2003.
      In August 2004, after the closing of the Preferred Stock Offering discussed in Part II, Item 7, Mr. Icahn filed a schedule 13D amendment with the Securities and Exchange Commission disclosing that his beneficial ownership, as defined therein, was 60.7% of XO.
      As a result of his significant majority ownership, Mr. Icahn has the right to elect all of XO’s directors, who in turn have the right to (i) appoint the members of the committees of XO’s Board of Directors, (ii) appoint key members of XO’s executive management team, and (iii) appoint XO’s auditors. Currently, Mr. Icahn is Chairman of the Board of Directors and three employees of Icahn Associates also sit on the Board of Directors and various committees of the Board of Directors. Under applicable law and XO’s Certificate of Incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all of the assets, and amendments to XO’s Certificate of Incorporation and by-laws.
      Mr. Icahn, through various entities that he owns or controls, has the right to require XO to register, under the Securities Act of 1933, shares of XO’s Common Stock held by such entities and to include shares of XO’s Common Stock held by them in certain registration statements filed by XO.
      Dixon Properties, LLC or Dixon, which is controlled by Mr. Icahn, owns the building in which XO’s headquarters is located. XO currently leases approximately 170,000 square feet of space in that building. Pursuant to the lease agreement, XO has paid $3.5 million in lease rent to Dixon for the year ended December 31, 2004, and XO is obligated to pay approximately $12.1 million to Dixon through the expiration of the initial term of the lease, which is November 30, 2007.
      XO entered into a Tax Allocation Agreement, dated January 16, 2003, between XO and Starfire Holding Corporation or Starfire, the parent entity of the affiliated group of corporations controlled by Mr. Icahn. XO and Starfire filed consolidated returns during the period in which Mr. Icahn’s ownership of XO was equal to or greater than 80%, as required by the Internal Revenue Code. Upon the closing of the Rights Offering in January 2004, Mr. Icahn’s ownership percentage fell below 80%. Consequently, XO is no longer included as part of Starfire’s consolidated group after January 2004. Upon deconsolidation, the Tax Allocation Agreement generally provides that Starfire will reimburse XO each year going forward for the excess of XO’s actual income tax expense over the income tax that XO would have owed if the net operating losses or other tax attributes used in prior periods by the Starfire consolidated group were still available to XO.
      The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. For the year ended December 31, 2004, the total revenue recognized on such services to Icahn Affiliates was approximately $2.0 million. During the year ended December 31, 2004, the Company purchased approximately $0.6 million in services from Icahn Affiliates. During the year ended December 31, 2004, the Company purchased $1.0 million in hardware and services from Dell, Inc. Mr. Adam Dell, an XO director, is the brother of Mr. Michael Dell, the Chairman of Dell, Inc.

      XO provided telecommunications services to Allegiance from February 18, 2004 through the Closing Date. Total revenue recognized for those services was approximately $1.7 million. In addition, XO provided Allegiance management services under an Operating Agreement between the Early Funding Date of April 13, 2004 and the Closing Date. XO believes it is owed a monies under the terms of the Operating Agreement and this is part of the total claim that is discussed in Part I, Item 3. Based on the contingent nature of this claim, it is not recorded in the accompanying consolidated financial statements.
      On June 8, 2004 XO entered into a Registration Rights Agreement with the ATLT, holder of approximately 24.9% of XO’s outstanding common stock, pursuant to which XO agreed to utilize its best efforts to register for public resale, the 45,380,000 shares of XO common stock issued as part of the acquisition of the Acquired Businesses. XO has not filed such registration statement.
      On November 2, 2004, XO entered into an Indemnification Agreement with each of Mrs. Dell, Knauss and Gradin, each of whom is an independent member of XO’s Board of Directors, pursuant to which XO has agreed to indemnify each of such directors for any personal liability and costs that he may incur in connection with the performance of services as a director of XO, and advance to each such director any expenses that he may incur in connection with any litigation or actions related to such services.
Item 14.     Principal Accounting Fees and Services
      Information with respect to fees paid to our principal accountant and our audit committee’s pre-approval policies and procedures are incorporated herein by reference to the Proxy Statement to be filed pursuant to Regulation 14A.
PART IV
Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) (1) and (2) Financial Statements and Schedule:

XO Communications, Inc.
Reports of KPMG LLP, Independent Registered Public Accounting Firm	F-1
Report of Ernst & Young LLP Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, 2002 and for the portion of January 1, 2003	F-6
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2004, 2003, 2002 and for the portion of January 1, 2003	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, 2002, and for the portion of January 1, 2003	F-9
Notes to Consolidated Financial Statements	F-10
Schedule II — Consolidated Valuation and Qualifying Accounts	S-1

(3) List of Exhibits — Refer to Exhibit Index, which is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.
Date: March 18, 2005

By:	/s/ Carl J. Grivner

Carl J. Grivner President and Chief Executive Officer
(Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on or before March      , 2004 by the following persons on behalf of the Registrant and in the capacities indicated:

Name	Title

/s/ Carl J. Grivner Carl J. Grivner	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ William Garrahan William Garrahan	Senior Vice President and Acting Chief Financial Officer (Principal Financial Officer)

/s/ Carl C. Icahn Carl C. Icahn	Chairman of the Board of Directors

/s/ Andrew R. Cohen Andrew R. Cohen	Director

/s/ Adam Dell Adam Dell	Director

/s/ Fredrik Gradin Fredrik Gradin	Director

/s/ Vincent J. Intrieri Vincent J. Intrieri	Director

/s/ Robert L. Knauss Robert L. Knauss	Director

/s/ Keith Meister Keith Meister	Director

EXHIBIT INDEX

2.1	Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002, (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K/ A of XO Communications, Inc., filed on November 26, 2002).
2.2	Plan Supplement, dated October 23, 2003, to the Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (Incorporated herein by reference to exhibit 2.2 filed with the Current Report on Form 8-K/ A of XO Communications, Inc., filed on November 26, 2002).
2.3	Order Confirming Third Amended Plan of Reorganization, dated November 15, 2002 (Incorporated herein by reference to exhibit 99.1 filed with the Current Report on Form 8-K/ A of XO Communications, Inc., filed on November 26, 2002).
2.4	Asset Purchase Agreement, dated as of February 18, 2004, by and among XO Communications, Inc., Allegiance Telecom, Inc., and Allegiance Telecom Company Worldwide (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on February 24, 2004).
3.1	Amended and Restated Certificate of Incorporation of XO Communications, Inc. (Incorporated herein by reference to exhibit 3.1 filed with the Registration Statement on Form 8-A of XO Communications, Inc., filed on February 7, 2003, pursuant to the Securities Exchange Act).
3.2	Certificate of Designations setting forth the powers, preferences and relative, participating, optional and other special rights of the 6% Class A Convertible Preferred Stock (Incorporated by reference herein to exhibit 3.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. filed on August 9, 2004).
3.3	Amended and Restated Bylaws of XO Communications, Inc. (Incorporated by reference herein to exhibit 3.1 filed with the Annual Report on Form 10-K of XO Communications, Inc. filed on March 15, 2004).
4.1	Form of Stock Certificate of Common Stock (Incorporated herein by reference to exhibit 4.1 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003.)
4.2	Series A Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
4.3	Series B Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
4.4	Series C Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
10.1	XO Communications, Inc. 2002 Stock Incentive Plan (Incorporated herein by reference to exhibit 10.1.1 to the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.2	XO Communications, Inc. Retention Bonus and Incentive Plan (Incorporated herein by reference to exhibit 10.1.2 to the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.3	Registration Rights Agreement, dated as of January 16, 2003, between XO Communications, Inc. and High River Limited Partnership and Meadow Walk Limited Partnership (Incorporated herein by reference to exhibit 10.4 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).

10.4	Registration Rights Agreement, dated as of August 6, 2004, by and among XO Communications, Inc., Tramore LLC, Cardiff Holdings, LLC and Amalgamated Gadget, L.P. (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q filed by XO Communications, Inc. for the quarterly period ended June 30, 2004, filed on August 9, 2004).
10.5	Registration Rights Agreement, dated as of June 23, 2004, by and among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide, the Allegiance Telecom Liquidating Trust, and XO Communications, Inc.
10.6	Tax Allocation Agreement, dated as of January 16, 2003, between XO Communications, Inc. and Starfire Holding Corporation (Incorporated herein by reference to exhibit 10.5 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
10.7	Employment Term Sheet, dated as of April 30, 2003, delivered by XO Communications, Inc. to Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the three months ended March 31, 2003, filed on May 15, 2003).
10.8	Change in Control Agreement by and between XO Communications, Inc. and Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (Incorporated herein by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the three months ended March 31, 2003, filed on May 15, 2003).
10.9	Employment Agreement, effective as of September 25, 2000, by and between Wayne M. Rehberger and XO Communications, Inc. (Incorporated by reference herein to exhibit 10.10 filed with the Annual Report on Form 10-K of XO Communications, Inc. filed on March 15, 2004).
10.10	Indemnification Agreement by and between Robert Knauss and XO Communications, Inc., dated as of November 2, 2004. (Incorporated herein by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q filed by XO Communications, Inc. for the quarterly period ended September 30, 2004, filed on November 9, 2004).
10.11	Indemnification Agreement by and between Adam Dell and XO Communications, Inc., dated as of November 2, 2004. (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q filed by XO Communications, Inc. for the quarterly period ended September 30, 2004, filed on November 9, 2004).
10.12	Indemnification Agreement by and between Fredrik Gradin and XO Communications, Inc., dated as of November 2, 2004. (Incorporated herein by reference to exhibit 10.3 filed with the Quarterly Report on Form 10-Q filed by XO Communications, Inc. for the quarterly period ended September 30, 2004, filed on November 9, 2004).
10.13	Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and XO Intercity Holdings No. 2, LLC (f/k/a INTERNEXT LLC) (Incorporated herein by reference to exhibit 10.8 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc., filed on November 16, 1998).
10.14	Master Agreement, dated August 8, 2002, between Level 3 Communications, Inc. and XO Communications, Inc. (Incorporated herein by reference to exhibit 10.4.2 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.15	Amended and Restated Credit and Guaranty Agreement, dated as of January 16, 2003, among XO Communications, Inc., certain subsidiaries of XO Communications, Inc., the Lenders party thereto from time to time, and Mizuho Corporate Bank, as Administrative Agent (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.16	XO Communications, Inc. Code of Ethics (Incorporated by reference herein to exhibit 14.1 filed with the Annual Report on Form 10-K of XO Communications, Inc. filed on March 15, 2004).
21.1	Subsidiaries of XO Communications, Inc.
23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
XO Communications, Inc.:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting that XO Communications, Inc. and subsidiaries (XO) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). XO’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that XO maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -Integrated Framework issued by COSO. Also, in our opinion, XO maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -Integrated Framework issued by COSO.
      On June 23, 2004, XO completed the acquisition of all of the telecommunications services assets of Allegiance Telecom, Inc. (Allegiance), and management excluded from its assessment of the effectiveness of XO’s internal control over financial reporting as of December 31, 2004, Allegiance’s internal control over financial reporting associated with total revenues of approximately $217.2 million included in the consolidated financial statements of XO for the year ended December 31, 2004. Our audit of internal control over financial reporting of XO also excluded an evaluation of Allegiance’s internal control over financial reporting.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XO as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004 and the period from January 1, 2003 to December 31, 2003, and for the portion of January 1, 2003, related to Predecessor XO’s reorganization gain and our report dated March 18, 2005 expressed an unqualified opinion on those consolidated financial statements and the related 2004 and 2003 consolidated financial statement schedule.
/s/ KPMG LLP
McLean, Virginia
March 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
XO Communications, Inc.:
      We have audited the accompanying consolidated balance sheets of XO Communications, Inc. and subsidiaries (XO) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 and for the period from January 1, 2003 to December 31, 2003 (XO period) and for the portion of January 1, 2003, related to Predecessor XO’s reorganization gain (Predecessor XO period). In connection with our audits of the XO period, we have also audited the 2004 and 2003 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the XO period consolidated financial statements referred to above present fairly, in all material respects, the financial position of XO Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the XO period, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor XO period consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the portion of January 1, 2003 related to the Predecessor’s reorganization gain in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related 2004 and 2003 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      As discussed in Note 20 to the consolidated financial statements, on January 16, 2003, XO Communications, Inc. emerged from bankruptcy. The consolidated financial statements of XO reflect the impacts of adjustments to reflect the fair value of assets and liabilities under fresh start reporting, which was applied effective January 1, 2003. As a result, the consolidated financial statements of XO are presented on a different basis than those of Predecessor XO and, therefore, are not comparable in all respects.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of XO’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting. On June 23, 2004, XO completed the acquisition of all of the telecommunications services assets of Allegiance Telecom, Inc. (Allegiance), and management excluded from its assessment of the effectiveness of XO’s internal control over financial reporting as of December 31, 2004, Allegiance’s internal control over financial reporting associated with total revenues of approximately $217.2 million included in the consolidated financial statements of XO for the year ended December 31, 2004. Our audit of internal control over financial reporting of XO also excluded an evaluation of Allegiance’s internal control over financial reporting.
/s/ KPMG LLP
March 18, 2005
McLean, VA

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of XO Communications, Inc.:
      We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows of XO Communications, Inc. (the “Company”) for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of XO Communications, Inc. for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.
      As discussed in Note 20 to the consolidated financial statements, effective January 16, 2003, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Southern District of New York. In connection with its reorganization, the Company will apply fresh start accounting in the first quarter of 2003.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 28, 2003

XO Communications, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except for share and per share data)

	December 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$233,989	$478,560
Marketable securities and other investments	17,300	42,052
Accounts receivable, net of allowance for doubtful accounts of $38,981 and $32,986, at December 31, 2004 and 2003, respectively	150,101	93,958
Other current assets	50,864	12,421

Total current assets	452,254	626,991
Property and equipment, net	820,536	485,984
Broadband wireless licenses and other intangibles, net	139,866	109,515
Other assets	46,729	42,675

Total assets	$1,459,385	$1,265,165

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,010	$63,064
Accrued liabilities	241,532	208,353

Total current liabilities	329,542	271,417
Long-term debt and accrued interest payable	366,247	536,791
Other long-term liabilities	73,691	76,532

Total liabilities	769,480	884,740
Class A convertible preferred stock	204,353	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: 4,000,000 shares of Class A convertible preferred stock issued and outstanding on December 31 2004	—	—
Warrants and common stock, par value $0.01 per share, 1,000,000,000 shares authorized: 181,933,035 and 96,274,140 shares issued and outstanding on December 31 2004 and December 31, 2003, respectively	989,511	482,440
Subscription rights exercised, 32,503,234 shares authorized: none issued and outstanding	—	162,516
Subscription rights receivable, 32,503,234 shares authorized: none issued and outstanding	—	(162,516)
Deferred compensation	(574)	(839)
Accumulated other comprehensive income	4,712	1,378
Accumulated deficit	(508,097)	(102,554)

Total stockholders’ equity	485,552	380,425

Total liabilities, convertible preferred stock and stockholders’ equity	$1,459,385	$1,265,165

See accompanying notes to the consolidated financial statements.

XO Communications, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except for share and per share data)

				Predecessor XO
	Year Ended	Year Ended	Predecessor XO	Year Ended
	December 31,	December 31,	January 1,	December 31,
	2004	2003	2003	2002

Revenue	$1,300,420	$1,110,483	$—	$1,259,853
Costs and expenses:
Cost of service (excludes depreciation and amortization)	552,735	422,129	—	522,924
Selling, operating and general	727,666	679,286	—	765,853
Depreciation and amortization	177,781	109,308	—	699,806
Goodwill impairment charge	212,530	—	—	—
Restructuring and asset write-downs	—	11,618	—	480,168

Total costs and expenses	1,670,712	1,222,341	—	2,468,751
Loss from operations	(370,292)	(111,858)	—	(1,208,898)
Investment (loss) income, net	(9,037)	46,152	—	16,278
Interest expense, net	(26,214)	(36,848)	—	(226,451)
Reorganization gain (expense), net	—	—	3,032,282	(91,121)

Net (loss) income before cumulative effect of accounting change	(405,543)	(102,554)	3,032,282	(1,510,192)
Cumulative effect of accounting change	—	—	—	(1,876,626)

Net (loss) income	(405,543)	(102,554)	3,032,282	(3,386,818)
Recognition of preferred stock modification fee, net — reorganization item	—	—	—	78,703
Preferred stock dividends and accretion of preferred stock redemption obligation, net	(4,910)	—	—	(42,247)

Net (loss) income applicable to common shares	$(410,453)	$(102,554)	$3,032,282	$(3,350,362)

Net (loss) income per common share, basic and diluted:
Net (loss) income before cumulative effect of accounting change	$(2.54)	$(1.07)	$6.86	$(3.42)
Cumulative effect of accounting change	—	—	—	(4.24)

Net (loss) income	(2.54)	(1.07)	6.86	(7.66)
Recognition of preferred stock modification fee, net — reorganization item	—	—	—	0.18
Preferred stock dividends and accretion of preferred stock redemption obligation, net	(0.03)	—	—	(0.10)

Net (loss) income per common share, basic and diluted	$(2.57)	$(1.07)	$6.86	$(7.58)

Weighted average shares, basic and diluted	159,883,403	95,632,859	441,964,342	441,964,342

See accompanying notes to consolidated financial statements.

XO Communications, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except share data)

			Subscription Rights						Accumulated
	Common Stock		Exercised		Subscription Receivable				Other
							Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Deficit	Income	Total

Balance at January 1, 2003	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock	95,000,001	475,000	32,503,234	162,516	(32,503,234)	(162,516)	—	—	—	475,000
Issuance of common stock through employee benefit plans, net	1,274,139	7,440	—	—	—	—	(839)	—	—	6,601
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(102,554)	—	(102,554)
Other comprehensive income — unrealized holding gains arising during the year	—	—	—	—	—	—	—	—	1,378	1,378

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(101,176)

Balance at December 31, 2003.	96,274,140	482,440	32,503,234	162,516	(32,503,234)	(162,516)	(839)	(102,554)	1,378	380,425
Issuance of common stock for acquisition	45,380,000	311,306	—	—	—	—	—	—	—	311,306
Issuance of common stock under rights offering	39,722,466	197,612	(32,503,234)	(162,516)	32,503,234	162,516	—	—	—	197,612
Issuance of common stock through employee benefit plans, net	556,429	3,063	—	—	—	—	265	—	—	3,328
Preferred stock accretion	—	(4,910)	—	—	—	—	—	—	—	(4,910)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(405,543)	—	(405,543)
Other comprehensive income — unrealized holding gains arising during the year, net	—	—	—	—	—	—	—	—	3,334	3,334

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(402,209)

Balance at December 31, 2004	181,933,035	$989,511	—	$—	—	$—	$(574)	$(508,097)	$4,712	$485,552

See accompanying notes to consolidated financial statements.

XO Communications, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands, except share data)

	Common Stock
					Accumulated
					Other
	Shares				Comprehensive
				Deferred	Income	Accumulated
Predecessor Company	Class A	Class B	Amount	Compensation	(Loss)	Deficit	Total

Balance at December 31, 2001	337,774,204	104,423,158	$4,628,509	$(37,428)	$10,406	$(4,304,071)	$297,416
Compensation attributable to stock options and restricted stock vesting	—	—	—	28,928	—	—	28,928
Issuance of common stock through employee benefit plans	85,854	—	24	—	—	—	24
Conversion of 6 1/2% redeemable cumulative preferred stock into Class A common stock	3,173	—	35	—	—	—	35
Conversion of Preferred Stock	23,570	—	—	—	—	—	—
Refund of Employee Stock Purchase Plan funds withheld after cancellation(a)		—	(429)	—	—	—	(429)
Cancellation of Craig McCaw’s Class A common stock	(6,853,582)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(3,386,818)	(3,386,818)
Recognition of preferred stock modification fee, net — reorganization item	—	—	—	—	—	78,703	78,703
Preferred stock dividends and accretion of preferred stock redemption obligation, net	—	—	—	—	—	(42,247)	(42,247)
Realized net losses and foreign currency translation adjustments transferred to current period earnings	—	—	—	—	(7,894)	—	(7,894)

Total comprehensive loss	—	—	—	—	—	—	(3,358,256)

Balance at December 31, 2002	331,033,219	104,423,158	4,628,139	(8,500)	2,512	(7,654,433)	(3,032,282)
Cancellation of predecessor common sock, deferred compensation, accumulated deficit and accumulated other comprehensive income under Plan of Reorganization	(331,033,219)	(104,423,158)	(4,628,139)	8,500	(2,512)	7,654,433	3,032,282

Balance at January 1, 2003.	—	—	$—	$—	$—	$—	$—

(a)	In the latter half of 2001, the Company’s Employee Stock Purchase Plan was cancelled; however employee salary deferrals continued in December 2001, and were subsequently refunded in early 2002.
See accompanying notes to consolidated financial statements.

XO Communications, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

				Predecessor XO
				Year Ended
	Year Ended December 31,		Predecessor XO	December 31,
			January 1,
	2004	2003	2003	2002

OPERATING ACTIVITIES:
Net (loss) income	$(405,543)	$(102,554)	$3,032,282	$(3,386,818)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill impairment charge	212,530	—	—	—
Depreciation and amortization	177,781	109,308	—	699,806
Accrual of interest	27,068	36,791	—	—
Stock-based compensation	406	708	—	28,928
Realized loss (gain) on investments	5,238	(27,224)	—	—
Non-cash restructuring charges and asset write-downs	10,360	6,765	—	477,250
Non-cash reorganization (gain) expense, net	—	—	(3,032,282)	89,448
Cumulative effect of accounting change	—	—	—	1,876,626
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,084)	22,583	—	85,514
Other assets	(9,952)	1,317	—	(21,572)
Accounts payable	8,503	(7,568)	—	—
Accrued liabilities	(18,157)	(33,825)	—	—
Other liabilities subject to compromise	—	—	—	195,904
Other liabilities not subject to compromise	—	—	—	(27,484)

Net cash provided by (used in) operating activities	150	6,301	—	17,602
INVESTING ACTIVITIES:
Capital expenditures, net	(106,023)	(82,346)	—	(208,713)
Sales of marketable securities and investments	22,848	473,423	—	367,230
Purchases of marketable securities and investments	(36,413)	(238,041)	—	(103,935)
Cash (paid for) received from (acquisitions) divestitures	(325,249)	—	—	3,000

Net cash (used in) provided by investing activities	(444,837)	153,036	—	57,582
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	200,326	6,452	—	—
Proceeds from issuance of preferred stock, net	199,443	—	—	—
Repayments of long term debt and capital leases	(199,653)	(1,267)	—	(6,079)

Net cash provided by (used in) financing activities	200,116	5,185	—	(6,079)

Effect of exchange rate changes on cash	—	—	—	(1,256)
Net (decrease) increase in cash and cash equivalents	(244,571)	164,522	—	67,849
Cash and cash equivalents, beginning of year	478,560	314,038	314,038	246,189

Cash and cash equivalents, end of year	$233,989	$478,560	$314,038	$314,038

See accompanying notes to consolidated financial statements.

XO Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview
      XO Communications Inc., a Delaware corporation, through its subsidiaries, owns and operates an integrated metropolitan and nationwide fiber optic network that provides a comprehensive array of telecommunication services to business customers in over 70 United States markets. Voice services include local and long distance services, calling card and interactive voice response systems. Data services include Internet access, private data networking and hosting services. XO, through its subsidiaries, also offers integrated combined voice and data services in flat rate “bundled” packages. The consolidated financial statements include the accounts and activities of XO, and its subsidiaries (collectively referred to as the “Company” or “XO”). On June 23, 2004, XO completed the acquisition of all of the telecommunications services assets of Allegiance Telecom, Inc. The accompanying financial statements include the results of operations from this acquisition from June 23, 2004 through December 31, 2004. See note 2 for additional information.

2.	BUSINESS COMBINATIONS
      On June 23, 2004 (the “Closing Date”), XO completed the acquisition of all of the telecommunications services assets (the “Acquired Businesses”) of Allegiance Telecom, Inc. (“ATI”) under the terms of the Asset Purchase Agreement ( the “Purchase Agreement”) entered into on February 18, 2004 by and among the Company, ATI and Allegiance Telecom Company Worldwide (together with ATI, “Allegiance”), and approved by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on February 19, 2004. Allegiance and its direct and indirect subsidiaries operated as debtors-in-possession under the Bankruptcy Code from May 14, 2003 to June 23, 2004. Allegiance was a facilities-based national local exchange carrier that provided integrated telecommunications services to business and other institutional customers in 36 major metropolitan areas across the United States. Allegiance’s service offerings included voice, data, and integrated telecommunications services. XO did not acquire Allegiance’s customer premises installation and maintenance business, shared hosting business, or dedicated dial-up Internet access service business (the “Unacquired Businesses”).
      Under the Purchase Agreement, XO paid approximately $636.6 million for the Acquired Businesses consisting of approximately $325.2 million of cash, including $14.1 million of adjustments for working capital and direct costs, and 45,380,000 shares of XO common stock valued at approximately $311.3 million using XO’s common stock market price for a reasonable period before and after the Allegiance acquisition was announced.
      After the Closing Date, the Unacquired Businesses as well as the ongoing Allegiance bankruptcy claims were transferred from Allegiance to the Allegiance Telecom Liquidating Trust (the “ATLT”). XO filed an administrative claim with the Bankruptcy Court in August 2004 against the ATLT, for at least approximately $40.0 million under the Purchase Agreement and other agreements between the parties. Subsequently, XO informed the ATLT that the amount in dispute approximates $50.0 million. The ATLT has counter claimed in correspondence that it believes it is owed approximately $100 million in respect to operating, working capital and other disputes that have arisen between the parties. XO is vigorously pursuing its claim and believes that the ATLT’s counter claim is frivolous and completely without merit. XO and the ATLT are litigating their case, and are in the early stages of the litigation. The accompanying financial statements do not include any financial impact from this litigation as it is too early in the process to assess any outcome.
      Upon the Closing Date, XO acquired title to the Acquired Businesses. XO retained independent appraisers to determine the fair value of the property, plant and equipment and intangible assets acquired as required under SFAS 141 “Business Combinations”, (“SFAS No 141”). The following are the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (dollars in thousands):

Current assets	$51,618
Property and equipment	372,405
Goodwill	212,530
Other intangible assets	68,052
Other long-term assets	2,933

Total assets acquired	707,538
Current liabilities	(58,193)
Long-term liabilities	(12,790)

Total liabilities acquired	(70,983)

Purchase price	$636,555

      Of the $68.1 million of acquired intangible assets, approximately $5.7 million was assigned to various trade names and are being amortized over four years and approximately $62.4 million was assigned to the Acquired Businesses’ customer base, which has an estimated useful life of 3 years. The values assigned in these financial statements are preliminary and represent management’s best estimate of current values which are subject to revision due to changes in estimates of fair value as well as the pending claim discussed above. The goodwill recorded from this acquisition was adjusted for impairment as discussed in note 3.
      The results of operations for the Acquired Businesses are included in the accompanying consolidated financial statements from the Closing Date through December 31, 2004. The following is unaudited pro forma financial information of the Company assuming the Allegiance acquisition had occurred at the beginning of the periods presented (dollars in thousands, except share and per share data):

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

Revenue	$1,529,753	$1,630,042
Net loss applicable to common shares	$(471,690)	$(336,580)
Net loss per common share — basic and diluted	$(2.60)	$(2.39)
Weighted average shares — basic and diluted	181,457,087	141,012,858

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation
      The Company’s consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All inter-company accounts and transactions among consolidated entities have been eliminated.

(b) Use of Estimates and Assumptions
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

(c) Cash and Cash Equivalents
      The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market accounts that are available on demand. The carrying amount of these instruments approximates fair value due to their short maturities.

(d) Marketable Securities and Other Investments
      The Company’s marketable securities currently consist of debt and equity investments in publicly traded companies. The Company classifies its investments in equity securities as available-for-sale and records such investments at fair value. The fair values are based on quoted market prices. Other investments are recorded at cost, which approximates fair value. Unrealized gains and losses on available-for-sale marketable securities are reported as a separate component of comprehensive income. Realized gains and losses for available-for-sale securities are recognized in investment income.

(e) Long-Lived Assets
      Long-lived assets include property and equipment, broadband wireless licenses, and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of December 31, 2004. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.
      Intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). XO retained independent appraisers to perform a preliminary valuation of its assets and liabilities as of December 31, 2004. This valuation was necessary as XO’s fair value as determined by its stock price, was less than its book value. Based on this appraisal, XO recorded a $212.5 million non-cash impairment charge on its goodwill. This report will be finalized in the first quarter of 2005, and could result in a change to this preliminary estimate. The Company performed the required transitional impairment tests of goodwill primarily from the Concentric merger as of January 1, 2002, and determined that the goodwill was totally impaired. Accordingly, in the first quarter of 2002 the Company recognized a $1,876.6 million charge as a cumulative effect of accounting change to write off all of its goodwill.

(f) Property and Equipment
      Additions to property and equipment during 2004 and 2003 are stated at cost. Property and equipment acquired prior to December 31, 2002 is stated at its fair value at January 1, 2003. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets beginning in the month telecommunications networks and acquired bandwidth are substantially complete and available for use and in the month equipment and furniture are acquired. Telecommunications networks and bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the expressed purpose of delivering telecommunications services. Costs of additions and improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Direct costs of constructing property and equipment are capitalized including interest costs related to construction.

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

(g) Broadband Wireless Licenses and Other Intangibles
      Broadband wireless licenses are stated at their fair values at January 1, 2003. The Company is amortizing these licenses over the portion of the original license term remaining after the license is placed into service, or 10 years, whichever is shorter. Amortization commences when commercial service using broadband wireless technology is deployed in the license’s geographic area.
      Other intangible assets consist of customer relationships, internally developed technology and trade names. Customer relationships and internally developed technology are amortized using the straight-line method over the estimated useful lives of three years. The XO trade name was determined to have indefinite life and is not being amortized, but is reviewed at least annually for impairment in accordance with SFAS No. 142. Other trade names are amortized over their estimated useful lives of four years.

(h) Other Assets
      Other assets consist primarily of a $25.0 million escrow as well as security deposits and pledged securities. The escrow and security deposits and pledged securities are stated at cost, and their fair value approximates their carrying value.

(i) Income Taxes
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

(j) Class A Convertible Preferred Stock
      The Company accretes changes in the redemption value of its Class A Convertible Preferred Stock as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. The accretion is included in net income (loss) applicable to common shares in the Company’s consolidated statement of stockholders equity.

(k) Revenue Recognition
      Revenues from telecommunications services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.
      Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with service installations and other non-recurring charges are deferred and recognized ratably over the estimated customer life of three years.
      The Company establishes allowances for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expense. The Company assesses the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of its customers. The Company believes that the established valuation allowances are adequate. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, XO’s estimate of the recoverability of its trade receivables could be further reduced.
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

(l) Cost of Service
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
      The Company accrues for all disputed invoiced amounts as these amounts represent contingent liabilities that are considered probable and measurable and typically must pay the invoiced amounts even while they’re being disputed. Disputes resolved in the Company’s favor may reduce cost of service in the period the dispute is settled. Because the period of time required to resolve these types of disputes often lapses over several quarters, any benefits associated with the favorable resolution of such disputes normally are realized in periods subsequent to the accrual of the disputed invoice.

(m) Net Income (Loss) Per Share
      Net income (loss) per common share, basic and diluted, is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options and warrants are anti-dilutive.

(n) Stock-Based Compensation
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

			Predecessor XO

	2004	2003	2002

Expected volatility	61.0%	75.0%	125.0%
Risk free interest rate	3.14%	2.6%	4.0%
Dividend yield	0.0%	0.0%	0.0%
Expected life (range in years)	4.0	4.0	4.0
Fair value per share at grant date	$2.19	$2.95	$0.11
      The Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, if the Company had used the fair value method would have been as follows (dollars in thousands, except per share data):

			Predecessor XO

	December 31,	December 31,	December 31,
	2004	2003	2002

Net loss applicable to common shares, as reported	$(405,543)	$(102,554)	$(3,350,362)
Add: Stock-based employee compensation expense included in net loss applicable to common shares, as reported	406	708	28,928
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(7,966)	(16,189)	(1,462)

Pro forma net loss	$(413,103)	$(118,035)	$(3,322,896)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted — as reported	$(2.57)	$(1.07)	$(7.58)

Net loss per common share, basic and diluted — pro forma	$(2.58)	$(1.23)	$(7.52)

(o) Comprehensive Loss
      Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments and, for any periods prior to the second quarter of 2002, foreign currency translation adjustments relating to the Company’s European operations, which were disposed of in February 2002.
          (p) Concentration of Credit Risk
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

          (q) Fair Value of Financial Instruments
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
          (r) Recent Accounting Pronouncements
      Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), was issued in December 2004. Once effective this statement will require entities to recognized compensation cost for all equity-classified awards granted, modified or settled after the effective date using the fair-value measurement method. In addition, public companies will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant-date fair value as calculated under the original provisions of SFAS No. 123. The effective date for public entities is June 15, 2005. The amount of compensation expense that XO records after the adoption of SFAS No. 123R in 2005 and beyond, will depend on the amount, timing and pricing of stock option grants.
4.     MARKETABLE SECURITIES AND OTHER INVESTMENTS
      The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale as of December 31, 2004 and 2003, are in the following table. Other investments consist of debt securities as of December 31, 2004 that mature in 2007 and 2008 (dollars in thousands):

			Gross Unrealized	Gross Unrealized
	Fair Value	Cost Basis	Holding Gains	Holding Losses

As of December 31, 2004
Equity securities	$6,417	$1,705	$4,712	$—
Debt securities	10,883	10,883	—	—

Total marketable securities	$17,300	$12,588	$4,712	$—

As of December 31, 2003
Equity securities	$30,041	$28,663	$3,001	$(1,623)
Debt securities	12,011	12,011	—	—

Total marketable securities	$42,052	$40,674	$3,001	$(1,623)

      As part of the purchase effort with Allegiance, XO acquired $92.5 million in face value of unsecured Allegiance debt securities for $36.4 million. Consequently, XO is a claimant in Allegiance’s bankruptcy. The ATLT will eventually settle all outstanding claims against the Allegiance estate with cash or the XO common stock that was distributed to it on the Closing Date. Based on our best estimate of XO’s share of the net assets of the ATLT as disclosed in the latest report that the ATLT filed with the Bankruptcy Court, a $10.4 million impairment adjustment has been recorded as the decline in fair value was considered to be other than temporary. It is difficult to assess how much of the claim XO will recover, or when the recovery will be paid. This assessment could change based upon the total amount of claims the ATLT is directed to pay, the amount of administrative costs that it incurs and the value of its assets, including 45.4 million shares of XO’s stock.

5.     PROPERTY AND EQUIPMENT
      Property and equipment consisted of the following components (dollars in thousands):

	December 31,

	2004	2003

Telecommunications networks and acquired bandwidth	$675,844	$382,854
Furniture, fixtures, equipment, and other	236,788	77,783

	912,632	460,637
Less accumulated depreciation	208,032	79,501

	704,600	381,136
Construction-in-progress and inventory	115,936	104,848

	$820,536	$485,984

      During 2004, 2003 and 2002, depreciation expense was $140.1 million, $83.1 million, and $598.5 million, respectively. During 2004, 2003 and 2002 the Company capitalized interest on construction costs of $4.0 million, $3.0 million, and $11.1 million, respectively. Assets classified as construction-in-progress and inventory are not being depreciated as they are not currently ready for their intended use and have not yet been placed into service.
6.     BROADBAND WIRELESS LICENSES AND OTHER INTANGIBLES
      Broadband wireless licenses and other intangible assets consisted of the following (dollars in thousands):

	December 31,

	2004	2003

Broadband wireless licenses	$59,508	$59,508
Customer relationships	112,366	49,987
Internally developed technology	9,521	9,521
Acquired tradenames	5,673	—

	187,068	119,016
Less accumulated amortization	(63,864)	(26,163)

	123,204	92,853
XO Trade name — indefinite life asset	16,662	16,662

	$139,866	$109,515

      Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $37.7 million, $26.2 million and $101.3 million, respectively. As of December 31, 2004, approximately $23.5 million of broadband wireless licenses are not being amortized as commercial services have not been deployed in the license’s geographic area. Estimated amortization expense for the next five years is $48.4 million, $28.5 million, $17.7 million, $4.9 million and $0.1 million, respectively.

7.     ACCRUED LIABILITIES
      Accrued liabilities consisted of the following components (dollars in thousands):

	December 31,

	2004	2003

Accrued compensation	$54,405	$46,124
Deferred revenue	53,556	26,011
Accrued operating taxes	50,277	49,046
Accrued operating expenses	31,937	27,837
Accrued telecommunications costs	24,881	19,491
Accrued restructuring charges	13,776	20,046
Other accrued liabilities	12,700	19,798

	$241,532	$208,353

8.     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
      The Company has various agreements in which it leases conduit space and pole attachment rights from governmental entities, public utilities, and other telecommunications service providers for its fiber. Additionally, the Company has its telecommunications and data center equipment in various leased technical facilities. In many cases, the Company has contractual obligations to remove the assets associated with these lease agreements upon termination of the agreements. Accordingly, the Company has recorded a liability and asset for the present value of the estimated future capital expenditures associated with the related asset retirement obligations. The following table is a reconciliation of the beginning and ending asset retirement obligations (dollars in thousands):

Balance as of December 31, 2003	$12,855
Accretion	776
Revisions	(7,738)

Balance as of December 31, 2004	$5,893

      The asset retirement obligations and associated asset are estimated based on several assumptions. If information becomes known that is different than the assumptions in use, revisions are made using the more precise information. If actual results differ from the assumptions used, the amount of the obligations will differ, perhaps significantly, from the amounts reflected in the accompanying consolidated financial statements.
9.     LONG-TERM DEBT
      The Company has a secured credit facility (the “Credit Facility”) which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At December 31, 2004, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors (“Mr. Icahn”). At December 31, 2004, long-term debt consisted of $361.0 million in principal and $5.2 million of accrued interest that, if not paid, converts to principal. The Company paid down the Credit Facility by $197.6 million in January 2004. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for four consecutive quarters exceeds 4:1, XO would be required to pay cash interest, unless waived by the lenders.

      The security for the Credit Facility consists of all assets of XO including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. In addition, the Company was required to achieve a minimum consolidated EBITDA of not less than $62.0 million for the twelve-month period ended December 31, 2004, which requirement was not met by the Company. On August 3, 2004 the lender waived the applicability of the minimum EBITDA covenant for each quarter from March 31, 2004 through December 31, 2005. The Credit Facility has various contractual financial covenants, which XO did not meet in 2004 and for which XO has obtained waivers through December 31, 2005. If XO is not able to do any of the following by May 10, 2005 (i) amend the Credit Facility covenants, (ii) obtain an extension on the current waivers to at least March 31, 2006, or (iii) repay the Credit Facility with a new debt or equity offering, so that XO is in compliance, under the current accounting guidelines, XO will be required to reclassify the $366.2 million amount outstanding from long term to short term in its March 31, 2005 Form 10-Q. While the existing waivers prevent the lenders under the Credit Facility from demanding payment until March 31, 2006, this reclassification would cause a significant deterioration to XO’s disclosed working capital and financial position. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25.0 million at the end of each fiscal quarter.
      The Company obtained on the Closing Date the waiver and consent of the lenders with respect to the following covenants contained in the Credit Facility and subject to XO providing updated collateral descriptions and legal opinions not later than November 22, 2004: (i) the $25.0 million limitation on the incurrence of permitted indebtedness, permitted equipment financings, acquired debt, and capital leases; (ii) the limitation on the incurrence of additional liens with respect to liens on the Allegiance assets that remained in place following the effective date of the Allegiance plan of reorganization; (iii) the restriction on making acquisitions in excess of $50.0 million; (iv) the requirement that accounts acquired as part of the Allegiance acquisition be subject to control agreements until November 22, 2004; and (v) any noncompliance arising from the entering into of an Operating Agreement with Allegiance.
      As discussed above, the Company is not required to pay cash interest accrued on the principal amount under the Credit Facility until it meets certain financial ratios; however, the Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At December 31, 2004, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 7.77%.
10.     CONVERTIBLE PREFERRED STOCK
      On August 6, 2004, XO completed a private placement of 4.0 million shares of its 6% Class A Convertible Preferred Stock (the “Preferred Stock Offering”) for net proceeds of $199.4 million. Affiliates of Mr. Icahn purchased 95% of the preferred shares sold in the Preferred Stock Offering, and an affiliate of Amalgamated Gadget, L.P., holder of approximately 8% of XO’s outstanding common stock, purchased the remaining five percent. As of December 31, 2004, the liquidation and redemption value of the 6% Class A Convertible Preferred Stock was $204.4 million.
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
11.     STOCKHOLDERS’ EQUITY
      The Company initiated a rights offering (the “Rights Offering”) during the fourth quarter of 2003 offering 40.0 million shares of its common stock at a price of $5.00 per share. The Rights Offering closed on January 5, 2004. An aggregate of 39.7 million shares were issued, yielding net proceeds of $197.6 million.
      XO has warrants outstanding to purchase up to an additional 23.75 million shares of its common stock. The warrants consist of:

•	Series A Warrants to purchase 9.5 million shares of XO common stock at an exercise price of $6.25 per share;

•	Series B Warrants to purchase approximately 7.1 million shares of XO common stock at an exercise price of $7.50 per share; and

•	Series C Warrants to purchase approximately 7.1 million shares of XO common stock at an exercise price of $10.00 per share.
      The warrants were valued at issuance at approximately $44.9 million using a Black Scholes model and are included in XO’s common stock in the accompanying consolidated balance sheet. The warrants will expire 7 years after the date of issuance or in 2010. The exercise price applicable to each respective series of warrants is subject to adjustment in certain events.
      In addition to the outstanding warrants discussed above, the Company has a stock option plan that can further dilute investors if exercised. This stock option plan is discussed further in note 13. See note 17 for related party disclosure on XO’s stockholder’s equity.
12.     INCOME TAXES
      As of December 31, 2004, XO had net operating loss carryforwards of approximately $2.50 billion, of which $1.08 billion related to the acquisition of the Acquired Businesses. The acquired net operating loss carryforwards expire between 2011 and 2023. The remainder of XO’s net operating loss carryforwards expire between 2023 and 2024. Use of the Acquired Businesses net operating loss carryforward is significantly limited due to the limitations imposed under the ownership change rules in the U.S. Internal

Revenue Code. XO’s use of the surviving capital loss carryforward of $0.2 billion, which expires in 2005, is also subject to limitations imposed under the ownership change rules in the U.S. Internal Revenue Code. The utilization of the expected tax benefit from property and equipment depreciation could also be impacted by the ownership change rules of the U.S. Internal Revenue Code.
      XO was a member of the affiliated group of corporations controlled by Mr. Icahn in filing a consolidated federal income tax return from January 2003 through January 2004, when Mr. Icahn’s ownership percentage fell below the amount required by the Internal Revenue Code for the filing of consolidated returns. As such, in January 2004, XO deconsolidated with Starfire Holding Corporation (“Starfire”), the Parent entity of the affiliated group of corporations controlled by Mr. Icahn. XO had entered into a Tax Allocation Agreement with Starfire in January 2003 which provides that while XO files on a consolidated basis with Starfire, Starfire will pay all consolidated federal income taxes on behalf of the consolidated group that includes XO, and XO will make payments to Starfire in an amount equal to the tax liability, if any, that it would have had if it were to file as a group separate and apart from Starfire. Upon deconsolidation, the Tax Allocation Agreement generally provides that Starfire will reimburse XO each year going forward for the excess of XO’s actual income tax expense over the income tax that XO would have owed if net operating losses or other tax attributes used in prior periods by the Starfire consolidated group were still available to XO. XO’s net operating loss carryforward has been reduced by the amount used by Starfire in 2003. No amount has been recorded for the potential reimbursements from Starfire under the Tax Allocation Agreement.
      The provisions of SFAS No. 109 have been applied as if the Company were a separate taxpayer. As reflected in the following table, XO established a valuation allowance against the deferred tax assets of $2,021 million and $1,541 million as of December 31, 2004 and 2003, respectively. A majority of the $480 million valuation increase from 2003 to 2004 relates to the acquisition of net operating losses from the Acquired Businesses. Valuation allowances are used to reduce deferred tax assets to the amounts considered likely to be realized. Components of deferred tax assets and liabilities were as follows (dollars in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Provisions not currently deductible	$108,959	$172,368
Property, equipment and other long-term assets (net)	820,885	893,957
Net operating loss and capital loss carryforwards	1,109,575	483,453

Total deferred tax assets	2,039,419	1,549,778
Valuation allowance	(2,021,103)	(1,540,612)

Net deferred tax assets	18,316	9,166
Deferred tax liabilities:
Other identifiable intangibles	(25,147)	(15,997)

Total deferred tax liabilities	(25,147)	(15,997)

Net deferred tax liability	$(6,831)	$(6,831)

      A reconciliation of the U.S. federal and state tax rate to the Company’s effective income tax rate is as follows:

			Predecessor
	XO	XO	XO

	2004	2003	2002

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.0%	6.0%	6.0%
Valuation allowance for deferred tax assets	(22.6%)	(41.0%)	(18.3%)
Impairment	(18.4%)	—%	(22.7%)

Effective income tax rate	—%	—%	—%

13.     STOCK COMPENSATION ARRANGEMENTS
      The XO Communications, Inc. 2002 Stock Incentive Plan (“the 2002 Stock Incentive Plan”) was adopted in January 2003. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The 2002 Stock Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the discretionary authority to determine all matters relating to awards of stock options and restricted stock, including the selection of eligible participants, the number of shares of common stock to be subject to each option or restricted stock award, the exercise price of each option, vesting, and all other terms and conditions of awards. Unless the Compensation Committee designates otherwise, all options expire on the earlier of (i) ten years after the date of grant, (ii) twelve months after termination of employment with XO due to death or complete and permanent disability, (iii) immediately upon termination of employment by XO for cause, or (iv) three months after termination of employment by the employee or by XO for other than cause.
      In June 2003, XO filed a registration statement covering the offer and sale of stock options and stock appreciation rights (“SARs”) to be granted in conjunction with the 2003 Employee Retention and Incentive Plan (the “Retention Plan”) for an aggregate award of 1.9 million shares of its common stock (the “Retention Plan Awards”). The financial goals and the terms of the Retention Plan were established by the Company’s Board of Directors. The per share exercise price for the Retention Plan Awards was set at $5.84. Any compensation was recorded as deferred compensation and amortized to on a straight line basis expense based on the associated vesting period.
      The following two tables summarize information regarding option activity under the 2002 Stock Option Plan for the years ended December 31, 2003 and 2004:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2003.	—	$—
Granted	15,394,162	$5.09
Canceled	(3,697,068)	$5.02
Exercised	(1,274,139)	$5.01

Outstanding at December 31, 2003.	10,422,955	$5.12

Exercisable, at December 31, 2003.	2,424,903	$5.10

Outstanding at December 31, 2003.	10,422,955	$5.12
Granted	3,577,382	$5.26
Canceled	(2,184,093)	$5.55
Exercised	(556,429)	$5.01

Outstanding at December 31, 2004.	11,259,815	$5.09

Exercisable, at December 31, 2004.	3,726,298	$5.02

		Options Outstanding
					Options Exercisable
			Weighted
			Average	Weighted		Weighted
		Options	Remaining	Average	Options	Average
	Range of Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
	Prices	at December 31,	Life	Price	at December 31,	Price

2003	$4.80 – $7.05	10,422,955	9.1	$5.12	2,424,903	$5.10

2004	$4.80 – $7.05	11,259,815	8.6	$5.09	3,726,298	$5.02

14.     SUPPLEMENTAL DISCLOSURE
          Cash flows
      Supplemental disclosure of the Company’s cash flow information is as follows (dollars in thousands):

			Predecessor XO
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,

	2004	2003	2002

Non-cash financing and investing activities were as follows:
Stock issued for acquired businesses	$311,306	$—	$—
Assets and obligations acquired through capital leases	3,932	—	—
Conversion of accrued interest to long-term debt	28,746	29,901	—
Cash paid for interest	$2,481	$2,315	$11,681
          Employee Savings and Retirement Plan
      At December 31, 2004, the Company had a defined contribution plan, generally covering all full time employees in the United States. The Company provides a match to all eligible employees based on certain plan provisions and the discretion of the Board of Directors. The Company makes a 50% matching contribution up to 5% of the participant’s compensation. Company contributions net of forfeitures were $2.3 million, $4.8 million and $7.0 million during 2004, 2003 and 2002, respectively.
15.     OPERATING SEGMENTS
          Reportable Segments
      The Company operates its business as one telecommunications segment. The Company’s communications segment includes all of its services including voice services, data services and integrated voice and data services. These services have similar network assets, operations, and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that are sold in geographic areas, or markets, within the United States.
          Products and Services
      The Company classifies its services revenues offered by its telecommunications segment into voice services, data services and integrated voice and data services (dollars in thousands):

			Predecessor XO
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Voice services	$673,318	$572,774	$659,558
Data services	414,782	392,742	472,247
Integrated voice and data services	212,320	144,967	128,048

Total revenue	$1,300,420	$1,110,483	$1,259,853

16.     SELECTED QUARTERLY DATA (Unaudited)
      Quarterly financial information is summarized in the table below (dollars in thousands, except per share data):

	Quarter ended 2004 (a)

	March 31,	June 30,	September 30,	December 31,

Revenue	$260,945	$278,183	$391,885	$369,407
Cost of service	109,961	118,822	161,946	162,006
Loss from operations(c)	(43,266)	(34,853)	(36,227)	(255,946)
Net loss	(48,494)	(43,820)	(41,779)	(271,450)
Net loss applicable to common shares	(48,494)	(43,820)	(43,619)	(274,520)
Net loss per common share (basic and diluted)	(0.37)	(0.31)	(0.24)	(1.51)

	Quarter ended 2003

	March 31,	June 30,	September 30,	December 31,

Revenue	$286,093	$283,918	$279,433	$261,039
Cost of service	107,506	104,898	106,935	102,790
Loss from operations	(14,015)	(13,260)	(35,878)	(48,705)
Net loss(b)	(20,488)	(19,836)	(40,787)	(21,443)
Net loss applicable to common shares	(20,488)	(19,836)	(40,787)	(21,443)
Net loss per common share (basic and diluted)(b)	(0.22)	(0.21)	(0.42)	(0.22)

(a)	The 2004 results include the results of the Acquired Businesses from June 23, 2004 through December 31, 2004.

(b)	Fourth quarter of 2003 includes a $33.5 million realized investment gain.

(c)	Fourth quarter of 2004 includes a $212.5 million non-cash goodwill impairment charge.
17.     RELATED PARTY TRANSACTIONS
      Various entities controlled by Mr. Icahn hold the following interests in XO:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock

At December 31, 2004	Greater than 50%	Greater than 40%	Greater than 90%	95%
      In August 2004, after the closing of the Preferred Stock Offering, Mr. Icahn filed a schedule 13D amendment with the Securities and Exchange Commission disclosing that his beneficial ownership, as defined therein, was 60.7% of XO. As a result of his majority ownership, Mr. Icahn can elect all of XO’s directors, who in turn appoint the members of the committees of XO’s Board of Directors, appoint key members of XO’s executive management team, and appoint XO’s auditors. Currently, Mr. Icahn is Chairman of the Board of Directors and three employees of Icahn Associates also sit on the Board of Directors and various Committees of the Board of Directors. Under applicable law and XO’s Certificate of Incorporation and by-laws, certain action cannot be taken without the approval of holders of a majority of XO’s voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all XO’s assets, and amendments to XO’s Certificate of Incorporation and by-laws.
      Mr. Icahn, through various entities that he controls, has the right to require XO to register, under the Securities Act of 1933, shares of XO’s common stock held by such entities and to include shares of XO’s common stock held by them in certain registration statements filed by XO.
      Dixon Properties, LLC (“Dixon”), which is controlled by Mr. Icahn, owns the building in which XO’s headquarters is located. XO currently leases approximately 170,000 square feet of space in that building. Pursuant to the lease agreement, XO has paid $3.5 million in lease rent to Dixon for the year ended December 31, 2004 and XO is obligated to pay approximately $12.1 million to Dixon through the expiration of the initial term of the lease, which is November 30, 2007.

      XO has entered into a Tax Allocation Agreement with an Icahn affiliate, that is more fully discussed in note 12.
      The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. For the year ended December 31, 2004, the total revenue recognized on such services affiliated with Mr. Icahn was approximately $2.0 million. The Company has purchased approximately $0.6 million in services from Icahn affiliates during 2004. During 2004, XO purchased approximately $1.0 million in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO director, is the brother of Mr. Michael Dell, the Chairman of Dell, Inc.
      XO provided telecommunications services to Allegiance from February 18, 2004 through the Closing Date. Total revenue recognized for those services was approximately $1.7 million. In addition, XO provided Allegiance management services under an Operating Agreement between April 13, 2004 and the Closing Date. XO believes it is owed monies under the terms of the Operating Agreement and this is part of the total claim that is discussed in note 2. Based on the contingent nature of this claim, it is not recorded in the accompanying consolidated financial statements.
      On June 8, 2004 XO entered into a Registration Rights Agreement with the ATLT, holder of approximately 24.9% of XO’s outstanding common stock, pursuant to which XO agreed to utilize its best efforts to register for public resale, the 45,380,000 shares of XO common stock issued as part of the acquisition of the Acquired Businesses. XO has not filed such registration statement.
      On November 2, 2004, XO entered into an Indemnification Agreement with each of Mr. Dell, Robert L. Knauss and Fredrik Gradin, each of whom is an independent member of XO’s Board of Directors, pursuant to which XO has agreed to indemnify each of such directors for any personal liability and costs that he may incur in connection with the performance of services as a director of XO, and advance to each such director any expenses that he may incur in connection with any litigation or actions related to such services.
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
      Future minimum lease commitments required under noncancelable operating leases and contractual obligations are as follows (dollars in thousands):

	Operating	Other long-term
	lease	contractual
Year Ending December 31,	obligations	obligations

2005	$70,822	$61,273
2006	66,657	52,521
2007	61,527	48,806
2008	51,394	47,524
2009	43,257	33,679
Thereafter	168,235	95,787

Total minimum commitments	$461,892	$339,590

      Rent expense for cancelable and noncancelable leases totaled approximately $57.4 million, $53.7 million, and $76.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. The minimum lease payments noted above have not been reduced for sublease income totaling approximately $0.7 million for the year ended December 31, 2004.
          Capital Leases
      Network assets under capital leases totaled approximately $9.3 million and $1.4 million as of December 31, 2004 and 2003, respectively, and are included in telecommunications networks in property and equipment. Depreciation on leased assets of $0.4 million for each of the years ended December 31, 2004 and 2003 is included in depreciation expense. Future minimum lease payments under capital lease obligations as of December 31, 2004 are as follows (dollars in thousands):

Year Ending December 31,

2005	$4,789
2006	4,537
2007	3,854
2008	2,398
2009	1,770
Thereafter	13,681

Total minimum capital lease payments	31,029
Less: imputed interest	(10,814)
Less: current portion of capital lease obligations	(2,820)

Long-term portion of capital lease obligation	$17,395

      The Company provides intercity transport primarily through five year leases of wavelength capacity that were paid for at the beginning of the term. The first of these leases expires in 2006. At that time, XO will either renew these leases or light its intercity fiber network, either of which will be a substantial capital commitment.
          Legal Proceedings
      In addition to the litigation disclosed in note 2, XO is involved in lawsuits, claims, investigations and proceedings consisting of commercial, regulatory, securities, tort, and employment matters, which arise in the ordinary course of business. In addition, disputes with respect to general unsecured claims and one administrative expense claim in the amount of approximately $2.1 million, remain pending from the Company’s Chapter 11 proceedings. In accordance with SFAS No. 5, “Accounting for Contingencies,” XO makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. XO believes it has adequate provisions for any such matters. XO reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, XO believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.
19.     RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS
      During 2003, the Company recorded restructuring charges from the reduction of its work force and estimated losses associated with restructured leases. A restructuring charge was recorded during the first half of 2002 when the Company implemented a plan to restructure certain of its business operations. The restructuring plan included divesting its European operations and reducing the Company’s discretionary spending, capital expenditures and workforce.

      As of December 31, 2004, the remaining restructuring accrual was $43.7 million, which relates primarily to payments due to landlords on exited leased facilities. The restructuring accrual has decreased from $60.0 million as of December 31, 2003, mainly due to $13.3 million in payments associated with exited leased facilities.
20.     REORGANIZATION
      On January 16, 2003 (the “Effective Date”), XO’s holding company (“XO Parent”) consummated its Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. The consummation of the Plan of Reorganization resulted in the following changes in XO Parent’s capital structure:

•	The conversion of $1.0 billion of loans under its pre-petition secured credit facility into $500.0 million of outstanding principal amount under an amended and restated credit agreement;

•	The extinguishment of all amounts due under its pre-petition unsecured senior and subordinated notes and certain general unsecured obligations;

•	The cancellation of all outstanding shares and interests in its pre-petition preferred stock and pre-petition common stock; and

•	The issuance of approximately 95.0 million shares of common stock of the reorganized Company and warrants to purchase up to an additional 23.75 million shares of the common stock of the reorganized Company.
      The Company adopted the fresh start accounting provisions (“fresh start”) of SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, (“SOP 90-7”) during the first quarter of 2003. Due to the immateriality of the results of operations for the period between January 1, 2003 and the Effective Date, the Company accounted for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implemented fresh start reporting as of that date. Fresh start requires that the Company adjust the historical cost of its assets and liabilities to their fair value. The fair value of the reorganized Company of approximately $1.3 billion was determined based on the negotiated sum of the reorganized Company’s liabilities and equity that were issued and outstanding after final negotiations and Bankruptcy Court approval. These included $500.0 million of debt outstanding under the Credit Facility, $475.0 million of XO’s common stock, and $373.1 million of other liabilities that were not eliminated or discharged under the Plan of Reorganization.
      Fresh start requires that the reorganization value be allocated to the entity’s net assets in conformity with procedures specified by SFAS No. 141. The Company engaged an independent appraiser to assist in the allocation of the reorganization value to the reorganized Company’s assets and liabilities by determining the fair market value of its property and equipment, intangible assets and certain obligations related to its facility leases. A reconciliation of the adjustments recorded in connection with effecting the Plan of Reorganization and adopting fresh start accounting is presented below (dollars in thousands):

						Reorganized
	Predecessor XO			Fresh Start		XO
	December 31, 2002	Reorganization		Adjustments(d)		January 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$314,038	$—		$—		$314,038
Marketable securities	246,945	—		—		246,945
Accounts receivable, net	116,541	—		—		116,541
Other current assets	83,480	—		(48,288)		35,192

Total current assets	761,004	—		(48,288)		712,716
Property and equipment, net	2,780,589	—		(2,304,001)		476,588
Broadband wireless licenses and other intangibles, net	984,614	—		(848,936)		135,678
Other assets, net	59,289	—		(36,181)		23,108

Total assets	$4,585,496	$—		$(3,237,406)		$1,348,090

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$63,729	$—		$3,539		$67,268
Accrued liabilities	266,102	—		(30,910)		235,192
Current liabilities subject to compromise	5,497,207	(5,466,667	)(a)	(30,540)		—

Total current liabilities	5,827,038	(5,466,667)		(57,911)		302,460
Long-term debt	—	500,000	(b)	—		500,000
Other long-term liabilities	75,242	—		(4,612)		70,630
Long-term liabilities subject to compromise	7,182	—		(7,182)		—

Total liabilities	5,909,462	(4,966,667)		(69,705)		873,090
Predecessor XO redeemable preferred stock — subject to compromise	1,708,316	(1,708,316	)(a)	—		—
Stockholders’ (deficit) equity:
Predecessor XO common stock	4,628,139	—		(4,628,139)		—
Reorganized XO common stock and warrants	—	475,000	(c)	—		475,000
Deferred compensation	(8,500)	—		8,500		—
Accumulated other comprehensive income	2,512	—		(2,512)		—
Accumulated deficit	(7,654,433)	6,199,983	(e)	1,454,450		—

Total stockholders’ (deficit) equity	(3,032,282)	6,674,983		(3,167,701	)(e)	475,000

Total liabilities and stockholders’ (deficit) equity	$4,585,496	$—		$(3,237,406)		$1,348,090

(a)	To record the discharge of pre-petition indebtedness, including a $1.0 billion credit facility, $4.2 billion of senior and convertible subordinated notes, $245.2 million of accrued interest, and the elimination of $1.7 billion of pre-petition redeemable preferred stock and $50.6 million of accrued dividends, all in accordance with the Plan of Reorganization.

(b)	To record the outstanding principal under the Credit Agreement, in accordance with the Plan of Reorganization.

(c)	To record the issuance of 95.0 million shares of New Common Stock and warrants in accordance with the Plan of Reorganization. Participation in the Rights Offering was recorded in the first quarter of 2004.

(d)	To adjust the carrying value of assets, liabilities and stockholders’ equity to fair value, in accordance with fresh start.

(e)	Net reorganization gain on January 1, 2003 consisted of the following (dollars in thousands):

Net gain resulting from reorganization of debt, preferred stock and equity	$6,199,983
Net loss resulting from fresh start fair value adjustments to assets and liabilities	(3,167,701)

Total reorganization gain, net	$3,032,282

21.     SUBSEQUENT EVENTS (Unaudited)
      On March 16, 2005, McLeodUSA Inc, (“McLeod”) announced that it is looking into financial restructuring options due to its on-going cash requirements. XO currently holds McLeod debt securities that are included in marketable securities and other investments. It is too early to conclude what type of restructuring option McLeod will choose, or if any will be approved by their creditors and how that would impact our investment. Based on this announcement, there is a risk that the carrying value of $10.8 million will be impaired, and require adjustment in 2005.

XO Communications, Inc.
Schedule II — Consolidated Valuation and Qualifying Accounts
For The Years Ended December 31, 2004, 2003 and 2002

			Additions/
			Reductions
	Beginning	Reorganization	charged to		Ending
(dollars in thousands)	Balance	Adjustments	expense	Reductions	Balance

Allowance for doubtful accounts
2002	$32,492	$—	$53,631	$(49,093)	$37,030
2003	$37,030	$—	$29,998	$(34,042)	$32,986
2004	$32,986	$—	$34,898	$(28,903)	$38,981
Restructuring accrual
2002 (a)	$125,773	—	$480,168	$(526,951)	$78,990
2003 (b)	$38,725	$26,809	$11,618	$(17,176)	$59,976
2004	$59,976	$—	$(2,971)	$(13,349)	$43,656

(a)	Only $49.7 million of the reduction in 2002 restructuring accrual was for cash payments. The balance was associated with the non-cash asset write down resulting from an agreement with Level 3 to amend various agreements relating to XO’s Level 3 intercity fiber network facilities.

(b)	The beginning balance was adjusted to its fair value when we implemented fresh start.

S-1