Form 10-Q
period 2005-03-31
XO COMMUNICATIONS INC
filed 2005-05-09
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30900

XO Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1983517 (I.R.S. employer identification no.)

11111 Sunset Hills Road
Reston, Virginia 20190
(Address of principal executive offices, including zip code)
(703) 547-2000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.). YES ☑ NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

     As of May 5, 2005, the number of shares of common stock of XO Communications, Inc. issued and outstanding was 181,933,035.

XO Communications, Inc. and Subsidiaries
Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,617	$233,989
Marketable securities and other investments	10,675	17,300
Accounts receivable, net of allowance for doubtful accounts of $38,776 at March 31, 2005 and $38,981 at December 31, 2004, respectively	133,980	150,101
Other current assets	30,688	50,864

Total current assets	431,960	452,254
Property and equipment, net	791,892	820,536
Broadband wireless licenses and other intangibles, net	127,773	139,866
Other assets, net	46,375	46,729

Total assets	$1,398,000	$1,459,385

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,885	$88,010
Other current liabilities	229,625	241,532

Total current liabilities	307,510	329,542
Long-term debt and accrued interest payable	374,195	366,247
Other long-term liabilities	71,272	73,691

Total liabilities	752,977	769,480
Class A convertible preferred stock	207,451	204,353
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: 4,000,000 shares of Class A convertible preferred stock issued and outstanding on March 31, 2005 and December 31, 2004	—	—
Warrants and common stock, par value $0.01 per share, 1,000,000,000 shares authorized: 181,933,035 shares issued and outstanding on March 31, 2005 and December 31, 2004	986,415	989,511
Deferred compensation	(508)	(574)
Accumulated other comprehensive income	2,620	4,712
Accumulated deficit	(550,955)	(508,097)

Total stockholders’ equity	437,572	485,552

Total liabilities, convertible preferred stock and stockholders’ equity	$1,398,000	$1,459,385

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2005	2004
Revenue	$361,504	$260,945

Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	147,922	109,961
Selling, operating, and general	191,694	168,553
Depreciation and amortization	58,365	25,697

Total costs and expenses	397,981	304,211

Loss from operations	(36,477)	(43,266)
Interest income	1,893	1,705
Investment loss, net	(271)	(329)
Interest expense, net	(8,004)	(6,604)

Net loss	$(42,859)	$(48,494)

Preferred stock accretion	(3,097)	—

Net loss applicable to common shares	$(45,956)	(48,494)

Net loss per common share, basic and diluted	$(0.25)	$(0.37)

Weighted average shares, basic and diluted	181,933,035	129,406,599

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(42,859)	$(48,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	58,365	25,697
Accrual of interest	7,948	6,704
Stock-based compensation	66	129
Realized loss on investments	3,191	328
Changes in assets and liabilities:
Accounts receivable	16,121	(3,076)
Other assets	(4,900)	(8,340)
Accounts payable	(6,180)	3,253
Accrued liabilities	(13,470)	(11,068)

Net cash provided by (used in) operating activities	18,282	(34,867)

INVESTING ACTIVITIES:
Capital expenditures, net	(21,573)	(25,395)
Acquisition payments	—	(66,821)
Sales of marketable securities and investments	1,342	16,825
Release of escrow account	25,430	—

Net cash provided by (used in) investing activities	5,199	(75,391)

FINANCING ACTIVITIES:
Repayments of long term debt and capital leases	(853)	(197,982)
Proceeds from issuance of common stock	—	197,612
Proceeds from exercise of stock options	—	2,583

Net cash (used in) provided by financing activities	(853)	2,213

Net increase (decrease) in cash and cash equivalents	22,628	(108,045)

Cash and cash equivalents, beginning of period	233,989	478,560

Cash and cash equivalents, end of period	$256,617	$370,515

SUPPLEMENTAL DATA:
Cash paid for interest	$824	$612

See accompanying notes to condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Overview

     XO Communications Inc., a Delaware corporation, through its subsidiaries, owns and operates an integrated metropolitan and nationwide fiber optic network that provides a comprehensive array of telecommunications services to business customers in over 70 United States markets. Voice services include local and long distance services, calling card and interactive voice response systems. Data services include Internet access, private data networking and hosting services. XO, through its subsidiaries, also offers integrated combined voice and data services in flat rate “bundled” packages. The consolidated financial statements include the accounts and activities of XO, and its subsidiaries (collectively referred to as the “Company” or “XO”).

     Basis of Presentation

     The condensed consolidated financial statements of the Company are unaudited and have been prepared in accordance with guidelines established for interim financial statements by the Securities and Exchange Commission’s (the “Commission”) instructions to Form 10-Q and U.S. generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

     Operating results for any interim period are not necessarily indicative of the results for a full year or for any subsequent interim period. In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of XO, included in its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”).

     On June 23, 2004 (the “Closing Date”), XO completed the acquisition of all of the telecommunications services assets (the “Acquired Businesses”) of Allegiance Telecom, Inc. (“Allegiance”). XO did not acquire Allegiance’s customer premises installation and maintenance business, shared hosting business, or dedicated dial-up Internet access service business (the “Unacquired Businesses”). The accompanying financial statements include the results of operations from the Acquired Businesses since June 23, 2004.

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

     Net Income (Loss) Per Share

     Net income (loss) per common share, basic and diluted, is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options, warrants, and the Class A convertible preferred stock are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statement of operations. As of March 31, 2005, the Company has options outstanding to purchase approximately 9.5 million shares of common stock of which 4.2 million are exercisable and exercisable warrants to purchase shares up to an additional 23.7 million shares of common stock that can further dilute investors, if exercised.

     Stock-Based Compensation

     As allowed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS No. 148”), the Company has chosen to continue to account for compensation cost associated with its employee stock option plan in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) adopting the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). Under this method, no compensation expense is recorded if stock options are granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the grant date. If the Company had adopted the fair value method of accounting for its stock awards, stock-based compensation would have been determined based on the fair value for all stock awards at the grant date using a Black-Scholes pricing model and the following weighted average assumptions:

	Three months ended
	March 31,
	2005	2004
Expected volatility	61.0%	75.0%
Risk free interest rate	3.6%	2.7%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Fair value per share at grant date	$0.96	$3.62

     The Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, if the Company had used the fair value method would have been as follows (dollars in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net loss applicable to common shares, as reported	$(45,956)	$(48,494)
Add: Stock-based employee compensation expense included in net loss, as reported	66	129
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(1,649)	(1,874)

Pro forma net loss applicable to common shares	$(47,539)	$(50,239)

Net loss per common share, basic and diluted – as reported	$(0.25)	$(0.37)

Net loss per common share, basic and diluted – pro forma	$(0.26)	$(0.39)

     The XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”) was adopted in January 2003 and amended and restated in July 2003. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The Company granted a total of 147,000 options during the three months ended March 31, 2005.

     Comprehensive Loss

     Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments. The following table reflects the Company’s calculation of comprehensive loss for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss applicable to common shares	$(45,956)	$(48,494)
Other comprehensive loss:
Net unrealized (losses) gains on investment	(2,092)	1,394

Comprehensive loss	$(48,048)	$(47,100)

     Other Current Assets

     Other current assets consist primarily of prepaid expenses as of March 31, 2005. In the first quarter of 2005, $25.4 million previously held in escrow was released and, accordingly, was reclassified into cash and cash equivalents.

     Long-Lived Assets

     Long-lived assets include property and equipment, broadband wireless licenses, and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of March 31, 2005. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

     Intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). XO retained independent appraisers to perform a preliminary valuation of its assets and liabilities as of December 31, 2004. This valuation was necessary as XO’s fair value, as determined by its stock price, was less than its book value. Based on this preliminary valuation, XO recorded a $212.5 million non-cash impairment charge on its goodwill during the year ended December 31, 2004. A full valuation was completed in the first quarter of 2005. There were no changes to the estimate of the impairment recorded in the fourth quarter of 2004.

     Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), was issued in December 2004. Once effective, this statement will require entities to recognize compensation cost for all equity-classified awards granted, modified or settled after the effective date using a fair-value measurement method. In addition, public companies will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant-date fair value as calculated under the original provisions of SFAS No. 123. The effective date for XO is the fiscal year beginning January 1, 2006. The amount of compensation expense that XO records after the adoption of SFAS No. 123R in 2006 and beyond will depend on the amount, timing and pricing of stock option grants.

2. MARKETABLE SECURITIES AND OTHER INVESTMENTS

     The amortized cost, gross unrealized gains and losses and fair value of the equity securities available-for-sale as of March 31, 2005 and December 31, 2004, are in the following table. Other investments as of March 31, 2005 and December 31, 2004 consist of investments in the debt of McLeodUSA, Inc. (“McLeod”) (dollars in thousands):

				Gross
			Gross	Unrealized
			Unrealized	Holding
	Fair Value	Cost Basis	Holding Gains	(Losses)
As of March 31, 2005
Equity securities	$4,160	$1,540	$2,620	$—
Other investments	6,515	10,510	—	—

Total marketable securities and other investments	$10,675	$12,050	$2,620	$—

As of December 31, 2004
Equity securities	$6,417	$1,705	$4,712	$—
Other investments	10,883	10,883	—	—

Total marketable securities and other investments	$17,300	$12,588	$4,712	$—

     On March 16, 2005, McLeod announced that it is evaluating a capital restructuring due to its inability to generate sufficient cash flow. Subsequent to this announcement, the fair value of the McLeod debt was significantly reduced. Accordingly, XO has included a writedown of $4.0 in investment income, net to recognize the other than temporary decline. It is not certain how, if at all, McLeod will restructure its finances, and how that would further impact our investment.

3. LONG-LIVED ASSETS

     XO’s long-lived assets include property and equipment, broadband wireless licenses, and identifiable intangible assets to be held and used.

     Property and Equipment

     Property and equipment consisted of the following components (dollars in thousands):

	March 31,	December 31,
	2005	2004
Telecommunications networks and acquired bandwidth	$695,511	$675,844
Furniture, fixtures, equipment, leasehold improvements and other	253,286	236,788

	948,797	912,632
Less: accumulated depreciation	(252,448)	(208,032)

	696,349	704,600
Construction-in-progress and undeployed assets	95,543	115,936

	$791,892	$820,536

     Depreciation expense for the three months ended March 31, 2005 and 2004 was $46.3 million and $19.2 million, respectively. Assets classified as construction-in-progress and undeployed assets are not being depreciated as they have not yet been placed in service. During the three months ended March 31, 2005 and 2004, XO capitalized interest on construction costs of $1.0 million and $0.9 million, respectively.

     Broadband Wireless Licenses and Other Intangibles

     Broadband wireless licenses and other intangible assets consisted of the following components (dollars in thousands):

	March 31,	December 31,
	2005	2004
Broadband wireless licenses	$59,508	$59,508
Customer relationships	112,366	112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	187,068	187,068
Less: accumulated amortization	(75,957)	(63,864)

	111,111	123,204
XO Trade name – indefinite life asset	16,662	16,662

	$127,773	$139,866

     Amortization expense related to intangible assets for each of the three months ended March 31, 2005 and 2004 was $12.1 million and $6.5 million, respectively.

4. LONG-TERM DEBT

     The Company has a secured credit facility (the “Credit Facility”) which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At March 31, 2005, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors (“Mr. Icahn”). At March 31, 2005, long-term debt consisted of $368.5 million in principal and $5.7 million of accrued interest that, if not paid, converts to principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for four consecutive quarters exceeds 4:1, XO would be required to pay cash interest, unless waived by the lenders. The Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At March 31, 2005, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 8.7%.

     The security for the Credit Facility consists of all assets of XO including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. The Company was required to achieve a minimum consolidated EBITDA of not less than $97.0 million for the twelve-month period ended March 31, 2005. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25 million at the end of each fiscal quarter.

     In May of 2005, XO obtained a waiver of compliance with the minimum consolidated EBITDA covenant contained in the Credit Facility through December 31, 2006. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of the Company’s loans outstanding under that agreement. In connection with that waiver, XO agreed that in the event of a sale of the Company and in the event of other significant sale or divestiture transactions, it will prepay all amounts outstanding under the Credit Facility in cash and offer to repurchase outstanding shares of XO’s preferred stock at their liquidation value accrued through the date of redemption for cash or, in certain events, securities. The affiliate of Mr. Icahn which holds a majority of such Preferred Stock has agreed to accept that offer, to the extent it consists of cash.

5. RELATED PARTY TRANSACTIONS

     Various entities controlled by Mr. Icahn hold the following interests in XO:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock
At December 31, 2004 At March 31, 2005	Greater than 50% Greater than 50%	Greater than 40% Greater than 40%	Greater than 90% Greater than 90%	95% 95%

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

     As of March 31, 2005, Dixon Properties, LLC (“Dixon”), which is controlled by Mr. Icahn, owned the building in which XO’s headquarters is located. XO currently leases approximately 170,000 square feet of space in that building. Pursuant to the lease agreement, XO has paid $1.0 million in lease rent to Dixon for the three months ended March 31, 2005. In May 2005, that building was sold to an unrelated party.

     The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. For each of the quarters ended March 31, 2005 and 2004, the total revenue recognized on such services affiliated with Mr. Icahn was approximately $1.1 million and $0.2 million, respectively. During the three months ended March 31, 2005 and 2004, the Company has purchased approximately $0.3 million in services from Icahn affiliates. During the three months ended March 31, 2005 and 2004, the Company purchased approximately $0.1 million in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO director, is the brother of Mr. Michael Dell, the Chairman of Dell Computers, Inc.

6. COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

     XO is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort, and employment matters, which arise in the ordinary course of business. In addition, disputes with respect to general unsecured claims and one administrative expense claim against XO in the aggregate amount of approximately $2.1 million remain pending from XO’s 2002 Chapter 11 proceedings. In accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies,” XO makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. XO believes it has adequate provisions for any such matters. XO reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, XO believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

     During the three months ended March 31, 2005, the Company reached a $10 million settlement with SBC relating to charges previously incurred by XO for access to SBC’s network assets. This settlement resulted in a reduction to cost of service.

     Contingencies

     Subsequent to the Closing Date, the Unacquired Businesses as well as the ongoing Allegiance bankruptcy claims were transferred from Allegiance to the Allegiance Telecom Liquidating Trust (the “ATLT”). XO filed an administrative claim with the Bankruptcy Court in August 2004 against the ATLT, for at least approximately $40.0 million under the Purchase Agreement and other agreements between the parties, relating to a variety of actions allegedly taken by Allegiance and the ATLT. Subsequently, XO informed the ATLT that the amount in dispute approximates $50.0 million. The ATLT has asserted a counterclaim alleging that it is owed approximately $100 million in respect to operating, working capital and other disputes that have arisen between the parties. XO is vigorously trying its claim and believes that the ATLT’s counterclaim is frivolous and completely without merit. As of March 31, 2005, XO had $8.0 million recorded in other assets, net related to certain payments made by XO on behalf of the Unacquired Businesses that XO believes is reimbursable by the ATLT. Other than this amount, the accompanying financial statements do not include any impact from the litigation.

The case went to trial on May 2, 2005.

     Prior to the acquisition of the Acquired Businesses, XO purchased $92.5 million in face value of unsecured Allegiance debt securities. Consequently, XO is a claimant in Allegiance’s bankruptcy. It is difficult to assess how much of the claim XO will recover, or when the recovery will be paid. This assessment could change based upon the total amount of claims the ATLT is directed to pay, the amount of administrative costs that it incurs, and the value of its assets, including 45.4 million shares of XO’s common stock.

     PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

     Some statements and information contained in this document are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of data products and services based on IP, Ethernet and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network and back office systems, including with respect to the development of IP protocols;

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	trends related to and expectations regarding the results of operations in future periods, including but not limited to those statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations below; and

•	The impact of judicial decisions, legislation, and regulatory developments on our cost structure, services, and marketing initiatives.

     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the “Liquidity Assessment” discussions set forth below and the “Risks and Uncertainties” discussion and the “Risk Factors” section of our 2004 Annual Report, including, but not limited to:

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

Management Overview

     We provide a comprehensive array of telecommunications services to business customers. We provide our services, including local and long distance voice, Internet access, private data networking and hosting services, through our national telecommunications network, which consists of more than 6,700 route miles of fiber optic lines connecting 953 unique Incumbent Local Exchange Carrier, or ILEC, end-office collocations in 37 U.S. cities. In addition, we own licenses to deliver telecommunications services via local multipoint distribution service, or LMDS, wireless spectrum in all of the largest U.S. cities. We market our services primarily to business customers, ranging from small and medium businesses to Fortune 500 companies to carrier and wholesale customers. Our services offer an effective telecommunications solution for nearly any business, and our national telecommunications network is particularly advantageous to multi-location businesses that desire to improve telecommunications among their locations, whether within a single metropolitan area or across the country.

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

     With the acquisition of Allegiance Telecom, Inc.’s, or Allegiance’s, network assets and customer base, which we refer to as the Acquired Businesses, in June 2004, we became one of the nation’s largest competitive providers of national local telecommunications and broadband services. We own one of the largest networks of nationwide connections to the Regional Bell Operating Companies’, or RBOCs’, networks, and doubled our Points of Presence (PoPs) within the 36 metropolitan areas where both XO and Allegiance operated. We believe that this extensive network will allow the combined company to (i) improve delivery of service to customers, (ii) improve operating results, and (iii) improve our ability to compete with other companies in the nationwide local telecommunications services market.

     Management uses certain key performance indicators, or KPIs, to assess operational effectiveness of the business, including:

•	Gross Margin

•	EBITDA

•	Sales, Operating and General Expenses as a Percentage of Revenue

     The following table outlines the measurements of these KPIs as a percentage of revenue for the first quarter of 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Gross margin	59.1%	57.9%
EBITDA	6.0%	(6.9%)
Sales, operating & general expenses	53.0%	64.6%

     Management believes that EBITDA and gross margin are measures of operating performance and liquidity that reflect the ongoing effectiveness of management’s sales, cost reduction and acquisition initiatives. Sales operating and general expense is an important measure of the efficiency with which the company sells, provisions and supports its services, and the efficiency of its back office operations. See the further discussion of EBITDA and gross margin in the Comparison of Financial Results section below.

Recent Events

     In March 2005, we retained Jefferies & Company, Inc. (“Jefferies”) to present strategic alternatives based on, among other things, the competitive environment of the telecommunications industry, the current regulatory environment, and the recent and pending mergers and acquisitions in our industry. We have received the Jefferies report, which addressed potential operational improvements and disposition possibilities, and are considering all of our strategic alternatives.

     On April 18, 2005, we launched the Company’s initial Voice over Internet Protocol, or VoIP, product, named XOptions Flex, in 45 markets. VoIP enables customers to utilize “dynamic bandwidth allocation” to maximize the utilization of their bandwidth by allocating it for data applications during periods when voice lines are idle. XOptions Flex bundles unlimited local and long distance calling, dedicated Internet access and web hosting services for a flat monthly price.

     We have begun offering fixed broadband wireless backhaul services to mobile wireless telecommunications carriers. In April 2005, we reached an agreement to provide fixed broadband wireless services on a limited basis to one of the national mobile wireless carriers. The Company will continue to pursue opportunities to market and sell its fixed wireless solution to mobile wireless carriers both for primary network connectivity and redundancy.

Results of Operations

     The operational results of XO for the three months ended March 31, 2005 are discussed below. As the acquisition of the Acquired Businesses closed on June 23, 2004, or the Closing Date, our consolidated results of operations include the Acquired Businesses from the Closing Date through March 31, 2005. Forward looking information with respect to consolidated XO is discussed at the end of each financial results analysis. Our actual experience may differ materially from our projections of the combined company based on many factors including, among others:

•	there are inherent uncertainties in projecting future results for any business;

•	we cannot predict the outcome of future judicial decisions, telecommunications related legislation or regulatory decisions, or the reaction by incumbent carriers to such developments.

     Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

     The following table contains certain data from our unaudited consolidated and condensed statement of operations presented in thousands of dollars and expressed as a percentage of total revenue. The information in this table should be read in conjunction with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report (amounts in thousands, except for share and per share data):

	Three Months Ended March 31,
	2005		2004
Revenue	$361,504	100.0%	$260,945	100.0%

Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	147,922	40.9%	109,961	42.1%
Selling, operating and general	191,694	53.0%	168,553	64.6%
Depreciation and amortization	58,365	16.1%	25,697	9.8%

Total costs and expenses	397,981	110.1%	304,211	116.6%

Loss from operations	(36,477)	(10.1%)	(43,266)	(16.6%)

Interest income	1,893	0.5%	1,705	0.7%
Investment loss, net	(271)	(0.1%)	(329)	(0.1%)
Interest expense, net	(8,004)	(2.2%)	(6,604)	(2.5%)

Net loss	$(42,859)	(11.9%)	$(48,494)	(18.6%)

Preferred stock accretion	(3,097)	(0.9%)	—	0.0%

Net loss applicable to common shares	(45,956)	(12.7%)	(48,494)	(18.6%)

Net loss per common share, basic and diluted	(0.25)		(0.37)

Weighted average shares outstanding, basic and diluted	181,933,035		129,406,599

Gross margin (1)	213,582	59.1%	150,984	57.9%

EBITDA (2)	21,617	6.0%	(17,898)	(6.9%)

(1)	Gross margin is defined as revenue less cost of service, and excludes depreciation and amortization. Gross margin is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, gross margin is an important measure used by management to assess operating performance of the Company. Additionally, we believe that gross margin is a standard measure of operating performance that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry. Gross margin as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation between gross margin and net loss is as follows:

	Three Months Ended March 31,
	2005	2004
Net loss	$(42,859)	$(48,494)
Selling, operating and general	191,694	168,553
Interest income	(1,893)	(1,705)
Investment loss, net	271	329
Interest expense, net	8,004	6,604
Depreciation and amortization	58,365	25,697

Gross margin	$213,582	$150,984

(2)	EBITDA is defined as net income or loss before depreciation, amortization, interest expense, and interest income. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, EBITDA is an important measure used by management to assess operating performance of the company. EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. Additionally, EBITDA as defined here does not have the same meaning as EBITDA as defined in our secured credit facility agreement. A reconciliation between EBITDA and net loss is as follows:

	Three Months Ended March 31,
	2005	2004
Net loss	$(42,859)	$(48,494)
Interest income	(1,893)	(1,705)
Interest expense, net	8,004	6,604
Depreciation and amortization	58,365	25,697

EBITDA	$21,617	$(17,898)

     Revenue. Total revenue for the three months ending March 31, 2005 increased 38.5% to $361.5 million from $260.9 million for the three months ending March 31, 2004. Substantially all of the increase is attributable to the inclusion of the Acquired Businesses in the results for the three months ending March 31, 2005.

     We believe that revenue for the remainder of 2005 will increase in absolute dollars relative to the first quarter of 2005 results, attributable largely to price increases that will be implemented to offset the impacts of recently enacted FCC rules on UNE loop and transport rates discussed in the “Regulatory Overview” section below.

     Revenue was earned from providing the following services (dollars in thousands):

	Three months ended March 31,
		% of		% of
	2005	Revenue	2004	Revenue	% Change
Voice services	$186,298	51.5%	$130,921	50.2%	42.3%
Data services	108,392	30.0%	92,949	35.6%	16.6%
Integrated voice and data services	66,814	18.5%	37,075	14.2%	80.2%

Total revenue	$361,504	100.0%	$260,945	100.0%	38.5%

     Voice services revenue includes revenue from local and long distance voice services, prepaid calling card processing, interactive voice response services, stand-alone long distance services and other voice telecommunications based services. Revenue from voice services increased $55.4 million or 42.3% as compared to the same period in 2004. Substantially all of the increase is attributable to the inclusion of the Acquired Businesses in the results for the three months ending March 31, 2005.

     Data services revenue includes revenue from Internet access, network access and web hosting services. Revenue from data services revenue increased $15.4 million or 16.6% as compared to the same period in 2004. Substantially all of the increase is attributable to the inclusion of the Acquired Businesses in the results for the three months ending March 31, 2005.

     Integrated voice and data services revenue includes revenue from our XOptions and Total Communications service offerings, XO’s flat-rate bundled packages offering a combination of voice and data services and integrated access. Revenue from integrated voice and data services increased $29.7 million or 80.2% as compared to the same period in 2004. Substantially all of the increase is attributable to the inclusion of the Acquired Businesses in the results for the three months ending March 31, 2005.

     Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands). Our consolidated costs and expenses in the first quarter of 2005 include the costs to run the Acquired Businesses.

	Three months ended		Three months ended
	March 31,		March 31,
		% of		% of
	2005	Revenue	2004	Revenue	% Change
Costs and expenses:
Cost of service (excluding depreciation and amortization)	$147,922	40.9%	$109,961	42.1%	34.5%
Selling, operating and general	191,694	53.0%	168,553	64.6%	13.7%
Depreciation and amortization	58,365	16.1%	25,697	9.8%	127.1%

Total	$397,981	110.1%	$304,211	116.6%	30.8%

     Cost of service (exclusive of depreciation and amortization). Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our network via leased facilities, the costs of leasing components of our network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service as a percentage of revenue for the three months ended March 31, 2005 decreased as compared to the same period in 2004 primarily due to a $10.0 million settlement with SBC (the “SBC Settlement”). Excluding this settlement, Cost of service as a percentage of revenue increased as compared to the same period in 2004. This increase was primarily due to the impact of pricing pressures from both mandated carrier access rate reductions and general price reductions, offset by savings from synergies associated with the integration of Acquired Businesses. We originally estimated a potential benefit of approximately $60.0 million in pro forma annualized network synergies for the combined companies if our integration efforts with the Acquired Businesses were successful. We have made substantial progress integrating the two companies and are on plan to reach our synergy targets.

     We believe that, excluding the SBC settlement, cost of service as a percentage of revenue for the remainder of 2005 will remain stable relative to the first quarter of 2005 results. Cost of service will be adversely impacted due to the recently enacted regulatory rules on unbundled network element, or UNE, loop and transport rates as discussed in the “Regulatory Overview” section below. The UNE and transport rate increases will be phased in during 2005, and we expect them to have a total impact of approximately $70 million in 2006. However, we believe that actions we are taking, including negotiating rate reductions, network optimization, and price increases, will offset these increases.

     Selling, operating and general. Selling, operating and general expense includes expenses related to network maintenance, sales and marketing, network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense for the three months ended March 31, 2005 was $191.7 million or 53.0% of revenue versus $168.6 million or 64.6% of revenue for the three months ended March 31, 2004. The decrease in selling, operating and general expense as a percentage of revenue for the three months ended March 31, 2005 when compared to 2004 results is primarily due to the achievement of synergies related to the Acquired Businesses. We originally estimated a potential benefit of approximately $100.0 million in pro forma annualized selling, operating and general expense synergies for the combined companies if our integration efforts with the Acquired Businesses were successful. We have completely integrated the administrative functions and have exceeded the estimated annualized synergies.

     We believe that selling, operating and general expense will decrease slightly as a percentage of revenue during the remainder of 2005, due to the price increases discussed above and through continued efficiencies resulting from back office infrastructure improvements.

     Depreciation and amortization. Depreciation and amortization expense was $58.4 million for the three months ended March 31, 2005, and $25.7 million for the three months ended March 31, 2004. The increase is primarily due to the inclusion of property and equipment and intangibles of the Acquired Businesses.

     As of March 31, 2005, we had approximately $95.5 million of fixed assets and $23.5 million of broadband wireless licenses that have not yet been placed into service and, accordingly, are not currently being depreciated or amortized. We expect depreciation and amortization expense to increase in both absolute dollars and as a percentage of revenue during 2005 as additional assets are placed into service.

     Interest income. Interest income in the first quarter of 2005 increased to $1.9 million from $1.7 million in the first quarter of 2004. The increase in interest income is due to an increase in interest rates.

     Investment loss, net. Investment loss, net includes any realized gains or losses from the sale of investments. Investment loss, net was $0.3 million for each of the three months ended March 31, 2005 and 2004. The first quarter of 2005 includes a $4.0 million impairment adjustment that was considered to be other than temporary, offset by realized gains on other investments of $3.7 million.

     Interest expense, net. Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized. The majority of interest expense in the three months ended March 31, 2005 and 2004 is non-cash as our secured credit facility (the “Credit Facility”) allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the three months ended March 31, 2005 and 2004, was $8.0 million and $6.6 million, respectively.

     Net Loss. Net loss decreased $5.6 million to a loss of $42.9 million for the three months ended March 31, 2005, from a net loss of $48.5 million for the comparable period in 2004. The decrease primarily resulted from the achievement of synergies resulting from the integration of the Acquired Businesses, offset by additional depreciation and amortization from the inclusion of the property and equipment and intangibles of the Acquired Businesses. Additionally, we recognized a $10.0 million reduction in cost of service expense due to the SBC Settlement referenced above.

     EBITDA. EBITDA increased to $21.6 million for the three months ended March 31, 2005 from $(17.9) million for the comparable period in 2004. The increase primarily resulted from the achievement of synergies resulting from the integration of the Acquired Businesses and the $10.0 million SBC Settlement referenced above.

Critical Accounting Policies and Estimates

     Our significant accounting policies are more fully described in the notes to the consolidated financial statements in our 2004 Annual Report. The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. Management’s Discussion and Analysis and Note 3 to the Consolidated Financial Statements in the XO Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 describe the significant estimates and accounting policies used in preparation of the Condensed Consolidated Financial Statements. There have been no significant changes in our Critical Accounting Policies or Estimates during the first quarter of 2005.

Liquidity and Capital Resources

     Capital Resources and Liquidity Assessment

     During the three months ended March 31, 2005, our operating activities provided net cash of $18.3 million, our investing activities provided net cash of $5.2 million, and our financing activities used net cash of $0.9 million. Our balance of cash and cash equivalents increased to $256.6 million at March 31, 2005 from $234.0 million at December 31, 2004. In the first quarter of 2005, $25.4 million previously held in escrow was released and, accordingly, reclassified into cash and cash equivalents.

     We have a secured credit facility, or the Credit Facility, which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At March 31, 2005, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors (“Mr. Icahn”). At March 31, 2005, long-term debt consisted of $368.5 million in principal and $5.7 million of accrued interest that, if not paid, converts to principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, the Company will pay an amount equal to 50% of such excess cash flow greater than

$25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Credit Facility, to consolidated interest expense for four consecutive quarters exceeds 4:1, XO would be required to pay cash interest, unless waived by the lenders. The Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At March 31, 2005, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 8.7%.

     The security for the Credit Facility consists of all assets of XO including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. The definition of EBITDA in the Credit Facility differs from the definition of EBITDA discussed in “Results of Operations” above. The Company was required to achieve a minimum consolidated EBITDA of not less than $97.0 million for the twelve-month period ended March 31, 2005. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25.0 million at the end of each fiscal quarter.

     In May of 2005, we obtained a waiver of compliance with the minimum consolidated EBITDA covenant contained in the Credit Facility through December 31, 2006. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of the Company’s loans outstanding under that agreement. In connection with that waiver, we agreed that in the event of a sale of the Company and in the event of other significant sale or divestiture transactions, we will prepay all amounts outstanding under the Credit Facility in cash and offer to repurchase outstanding shares of our preferred stock at their liquidation value accrued through the date of redemption for cash or, in certain events, securities. The affiliate of Mr. Icahn which holds a majority of such Preferred Stock has agreed to accept that offer, to the extent it consists of cash.

     We project that we will make significant progress on our operating results such that we will be cash flow positive in 2005. Our projection is based upon, among other things, our estimated increased costs of service attributable to the recent Triennial Review Remand Order, or TRRO, discussed in the “Regulatory Overview” below, and other projected operating costs that are not entirely under our control. As a result, our 2005 projections may be incorrect if our estimates of such costs and expenses are inaccurate.

     Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. Although our trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. We believe that our established valuation and credit allowances are adequate as of March 31, 2005 to cover these risks.

Regulatory Overview

     Overview

     We are subject to regulation by federal, state and local government agencies. Historically, the Federal Communications Commission, or FCC, had jurisdiction over interstate long distance services and international services, while state regulatory commissions had jurisdiction over local and intrastate long distance services. The Telecommunications Act of 1996, or the Telecom Act, fundamentally changed the way telecommunications is regulated in this country. The FCC was given a major role in writing and enforcing the rules under which new competitors could compete in the local marketplace. Those rules, coupled with additional rules and decisions promulgated by the various state regulatory commissions, form the core of the regulatory framework under which we operate in providing our services.

     With a few limited exceptions, the FCC continues to retain exclusive jurisdiction over our provision of interstate and international long distance services, and the state regulatory commissions regulate our provision of intrastate local and long distance services. Additionally, municipalities and other local government agencies may regulate limited aspects of our business, such as use of government-owned rights-of-way, and may require permits such as zoning approvals and building permits.

     The Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled new entrants like us to capture a portion of the ILECs’ market share of local services. However, there have been numerous attempts to limit the pro-competitive policies in the local exchange services market through a combination of proposed federal legislation, adoption of new rules by the FCC, and ILEC challenges to existing and proposed regulations. To date, the ILECs have succeeded in eliminating some of the market-opening regulations adopted by the FCC and the states through numerous court challenges. In particular, the ILECs appealed, and won partial reversals of, a series of FCC orders defining the ILEC facilities, known as UNEs, that ILECs must lease to competitors at cost-based rates. We expect the ILEC’s efforts to scale back the benefits of the Telecom Act and local service competition to continue. However, while the FCC has eliminated certain UNEs, the basic framework of local competition for facilities-based competitors such as us, has remained intact. The successful implementation of our business plan is predicated on the assumption that the basic competitive framework and pro-competitive safeguards will remain in place.

     The passage of the Telecom Act largely preceded the explosive growth of the Internet and Internet Protocol, or “IP”, communications. Congress is currently considering whether to further amend the Telecom Act to, among other things, directly address IP communications. It is possible that any such amendment to the Telecom Act could eliminate or materially alter the market-opening regulatory framework of the Telecom Act in general, and the UNE regime in particular. Such a result could adversely affect XO’s business. It is not possible to predict if, when, or how the Telecom Act will be amended.

     Federal Regulation

     The FCC exercises jurisdiction over our telecommunications facilities and services. We have authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based domestic interstate and international services. In addition, we have obtained FCC authorizations for the operation of our LMDS and 39 GHz broadband wireless facilities. Because we are not dominant in any of our markets, unlike ILECs, we are not subject to price cap or rate of return regulation. Thus, our pricing policies for interstate and international end user services are only subject to the federal guidelines that charges for such services be just, reasonable, and non-discriminatory. The FCC allows us to file interstate tariffs for our interstate access services (rates charged by us to other carriers for access to our network). As for domestic interstate and international long distance services, the FCC requires us to make the terms, conditions and rates of the detariffed services available to the public on XO’s web page, and such terms, conditions, and rates are located at http://www.xo.com/legal/.

     Implementation of the Telecom Act

The Telecom Act’s Local Competition Framework

     One of the key goals of the Telecom Act is to encourage competition in the provision of local telephone service. To do this, the Telecom Act provides three means by which competitive local exchange carriers, or CLECs, such as XO can enter the local telephone service market. The three modes of entry are as follows:

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

     To facilitate competitors’ entry into local telephone markets using one or more of these three methods, the Telecom Act imposes on the ILECs the obligation to open their networks and markets to competition. When requested by competitors, ILECs are required to negotiate, in good faith, agreements that set forth terms governing the interconnection of their network, access to UNEs, and resale. We have negotiated interconnection agreements with the ILECs in each of the markets in which we operate. Many of these interconnection agreements are currently being renegotiated.

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

     The current list of UNEs was promulgated by the FCC in two orders. The first is the Triennial Review Order, or TRO, which was released on August 21, 2003. Several carriers and other entities appealed the FCC’s TRO decision. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued its opinion in United States Telecom Association v. FCC, No. 00-1012 (“USTA II Decision”). In the USTA II Decision, the court reversed and overturned many of the conclusions of the TRO. In the aftermath of the USTA II Decision, the FCC released the second of its two currently controlling orders, the TRRO, on February 4, 2005. Various parties, including XO, have appealed the TRRO. The case is currently pending before the United States Court of Appeals for the D.C. Circuit. It is not possible to predict the outcome of those appeals. It is possible that portions of the TRRO could be overturned and that the FCC will issue new rules in their place that further restrict access to UNEs.

     As of March 11, 2005, the effective date of the TRRO, the ILECs are obligated to provide as UNEs the following network facilities used by XO to serve its customers:

     UNE Loops

     DS0 loops. A DS0 loop is a single, voice-grade channel. Typically, individual business lines are DS0 loops. The ILECs must make DS0 loops available at UNE rates on an unlimited basis.

     DS1 loops. A DS1 loop is a digital loop with a total speed of 1.544 megabytes per second, which is the equivalent of 24 DS0 circuits. Multiple voice lines and Internet access can be provided to a customer over a single DS1 loop. We provide most of our service with DS1 loops. The ILECs must provide DS1 loops at UNE rates at the majority of their central offices. Competitors, however, are limited to no more than 10 DS1 loops to any particular building.

     DS3 loops. A DS3 loop is a digital loop with a total speed of 44.736 megabytes per second, which is the equivalent of 28 DS1 circuits. In some cases, XO serves its large business customers with DS3 loops. ILECs must provide DS3 loops at UNE rates at the majority of their central offices. Competitors, however, are limited to no more than one DS3 loop to any particular building.

     ILECs are not required to provide optical capacity loops or dark fiber loops as UNEs. Optical capacity loops, referred to as OCn loops, are very high-capacity digital loops ranging in capacity from OC3 loops, which are the equivalent of three DS3s to OC192. This will not impact our costs.

     The ILECs are also not required to provide certain mass market broadband loop facilities and functionality as UNEs. Under the TRO, the ILECs are not required to make newly-deployed fiber-to-the-home, or FTTH, loops available as UNEs and are only required to provide the equivalent of DS0 capacity on any FTTH loop built over an existing copper loop. These recent FCC orders should only limit availability for those specific network elements, which are not material to us. It is possible, however, that the ILECs will seek additional broadband regulatory relief in future proceedings.

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

     ILECs are not required to provide access to transport at greater-than DS3 capacity levels. ILECs are also not required to provide dark fiber transport at any capacity level to connect an ILEC central office with a competitor’s facilities.

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

     VoIP. Like a growing number of carriers, we utilize IP technology for the transmission of a portion of our network traffic. The regulatory status and treatment of IP-enabled services is unresolved. In a recent order, the FCC held that Vonage’s VoIP services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. The FCC, however, left open the question of whether VoIP providers provide “telecommunications” — i.e., basic transmission services — or enhanced “information services.” Under the Communications Act of 1934, as amended, or the Communications Act, those are mutually exclusive categories. Generally, telecommunications carriers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of that proceeding or its effect on XO’s operations. In conjunction with the rulemaking proceeding, the FCC is considering a petition filed on February 5, 2004 by SBC Communications requesting that the FCC forbear from applying common carrier regulation to IP-based networks. Under the Communications Act, the FCC must act on forbearance petitions within one year, or the petition is deemed granted, subject to a single, 90-day extension available to the FCC at its discretion. On May 5, 2005, the FCC denied SBC’s petition.

     AT&T Declaratory Ruling Re: VoIP. On April 21, 2004, the FCC released an order, the AT&T Order, denying AT&T’s request that the FCC find that VoIP services are exempt from switched access charges. The FCC held that an interexchange service that uses ordinary customer premises equipment that originates and terminates on the public switched telephone network, or PSTN, that provides no enhanced functionality, and that undergoes no net protocol conversion, is a telecommunications service and subject to switched access charges. The AT&T order apparently places interexchange services similar to those VoIP services offered by AT&T in the same regulatory category as traditional telecommunications services and, therefore, potentially subjects such VoIP services to access charges and other regulatory obligations including Universal Service fees. Although the FCC did not rule on the applicability of access charges for services provided prior to April 21, 2004, the ILECs may attempt to assert claims against other telecommunications companies including us for the retroactive payment of access charges. On April 22, 2004, SBC Communications filed a collections lawsuit against AT&T and other carriers seeking retroactive payment of unpaid access charges. On February 4, 2005, SBC amended an existing collection case it had filed against Global Crossing and filed a complaint against XO.

     Level 3 Forbearance Petition. On December 23, 2003, Level 3 filed a petition requesting the FCC not to apply interstate or intrastate access charges on IP traffic that originates or terminates on the PSTN. Level 3 withdrew that petition on March 21, 2005, shortly before the FCC’s statutory deadline for acting. Some observers have interpreted Level 3’s withdrawal of the petition as a signal that the FCC was not likely to rule in Level 3’s favor. The FCC may ultimately rule on this issue either in its VoIP rulemaking proceeding or in the intercarrier compensation reform proceeding discussed below. The issue of whether access charges apply to VoIP and other IP traffic that originates or terminates on the PSTN is potentially significant for XO and other carriers.

     ILEC Provision of Broadband Telecommunications Services and Information Services. Currently, the ILECs, as dominant carriers, are subject to a relatively high degree of regulation with respect to their broadband service offerings. The FCC, however, has initiated a rulemaking proceeding in which it is considering deregulating, or applying a lower degree of regulation to, ILEC broadband offerings. If the ILECs are largely freed from dominant carrier regulation, they will have much greater pricing flexibility and will pose a greater competitive threat to XO. In a second, related rulemaking, the FCC is considering whether to eliminate certain requirements it imposes on the ILECs with respect to their broadband Internet access services. Currently, where the ILECs offer Internet access or other information services over broadband facilities, they must (1) purchase the underlying broadband transmission facilities from themselves at tariffed rates and (2) make the underlying facilities available to competitors on a non-discriminatory basis. If the FCC were to eliminate these requirements, it could result in an increase to our network costs. To date, these deregulatory trends have been directed towards facilities used primarily by residential customers, and not by business customers.

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

     State and Local Regulation

     In general, state regulatory commissions have regulatory jurisdiction over us when our facilities and services are used to provide local and other intrastate services. Under the Telecom Act, state commissions continue to set the requirements for providers of local and intrastate services, including quality of services criteria. State regulatory commissions also can regulate the rates charged by CLECs for intrastate and local services and can set prices for interconnection by new telecommunications service providers with the ILEC networks, in accordance with guidelines established by the FCC. In addition, state regulatory commissions in many instances have authority under state law to adopt additional regulations governing local competition and consumer protection, as long as the state’s actions are not inconsistent with federal law or regulation.

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

     Where we choose to deploy our own transmission facilities, we may be required, in some cities, to obtain street opening and construction permits, permission to use rights-of-way, zoning variances and other approvals from municipal authorities. We also may be required to obtain a franchise to place facilities in public rights-of-way. In some areas, we may be required to pay license or franchise fees for these approvals. We cannot provide assurances that fees will remain at current levels, or that our competitors will face the same expenses, although the Telecom Act requires that any fees charged by municipalities be reasonable and non-discriminatory among telecommunications carriers.

     California Public Utilities Commission Proceeding. On September 23, 2004, the California Public Utilities Commission, or the CA Commission, issued a decision that required SBC to adjust monthly recurring rates for certain types of services offered to CLECs by SBC. As a result of that decision, we believed that we were owed a retroactive credit. The billing adjustments and true-up payments required by the decision had been stayed until the CA Commission could: (a) consider mitigations to lessen the negative effect of such true-up payments; and (b) consider issues raised by the U.S. Court of Appeals for the Ninth Circuit regarding the shared and common cost mark-up element. After issuance of the September 23, 2004 decision, the CA Commission issued three separate alternate draft decisions all of which proposed different true-up payment schemes and different shared and common cost mark-up factors as well as retroactive and non-retroactive treatment of the mark-up factor. These three alternate decisions were contentious and were being debated by the CA Commission and various parties to the proceeding. On March 22, 2005 XO and SBC executed a settlement agreement resolving these issues. As a result of this settlement, on March 25, 2005 SBC made a payment to XO of approximately $10.0 million. The settlement agreement provides XO with finality on these issues as the settlement agreement prohibits SBC from seeking rehearing before the CA Commission or appealing to any state of federal court the true-up or payment of the true-up monies to XO.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We had $374.2 million in secured loans as of March 31, 2005. Currently, we do not pay cash interest on the loans under the Credit Facility.

     Marketable securities and other investments at March 31, 2005 consist primarily of investments in equity and debt investments of publicly-traded companies. The fair value of our investment in equity and debt securities exposes us to market risk; however, if the fair value were to increase or decrease immediately, it would not likely have a material impact on our financial position or our results of operations. We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purposes of credit enhancement, hedging transactions, or other financial or investment purposes.

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

Changes in Internal Controls

     We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.

     During the first quarter of 2005, we implemented a new sales commissioning system and began migrating certain customers to a new billing system, which resulted in changes to our internal controls over financial reporting.

     Except as noted above, there were no other changes to our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are is involved in lawsuits, claims, investigations and proceedings consisting of commercial, regulatory, securities, tort and employment matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “ Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to legal matters pending against the Company. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

     We filed an administrative claim in August 2004 against the Allegiance Telecom Liquidating Trust (the “ATLT”). We have claimed that we are entitled to approximately $50 million in damages related to a variety of actions allegedly taken by Allegiance and the ATLT. The ATLT filed a counterclaim against us on November 24, 2004 seeking damages of approximately $100.0 million, which claim we believe to be frivolous and without merit. The case went to trial in the United States Bankruptcy Court for the Southern District of New York on May 2, 2005.

     In addition, disputes with respect to general unsecured claims and one administrative claim against us in the amount of approximately $2.1 million remain pending from the our 2002 Chapter 11 proceedings.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the three months ended March 31, 2005.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

10.1	Agreement, dated as of May 9, 2005, by and between XO Communications, Inc., Arnos Corp., High River Limited Partnership, and Cardiff Holding LLC.

31.1	Rule 13a — 14(a)/15(d) — 14(a) Certification

31.2	Rule 13a — 14(a)/15(d) — 14(a) Certification

32.1	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.
Date: May 9, 2005	By:	/s/ William Garrahan
William Garrahan
Senior Vice President and Acting Chief Financial Officer (Principal Financial Officer)