Form 10-Q
period 2005-06-30
XO COMMUNICATIONS INC
filed 2005-08-09
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
PRECEEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐
     As of August 8, 2005, the number of shares of common stock of XO Communications, Inc. issued and outstanding was 181,933,035.

XO Communications, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
XO Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$270,143	$233,989
Marketable securities and other investments	9,455	17,300
Accounts receivable, net of allowance for doubtful accounts of $37,145 at June 30 , 2005 and $38,981 at December 31, 2004, respectively	137,683	150,101
Other current assets	33,121	50,864

Total current assets	450,402	452,254
Property and equipment, net	764,729	820,536
Broadband wireless licenses and other intangibles, net	115,567	139,866
Other assets, net	44,917	46,729

Total assets	$1,375,615	$1,459,385

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,055	$88,010
Other current liabilities	225,073	241,532

Total current liabilities	311,128	329,542
Long-term debt and accrued interest payable	382,646	366,247
Other long-term liabilities	67,502	73,691

Total liabilities	761,276	769,480
Class A convertible preferred stock	210,596	204,353
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: 4,000,000 shares of Class A convertible preferred stock issued and outstanding on June 30 , 2005 and December 31, 2004	—	—
Warrants and common stock, par value $0.01 per share, 1,000,000,000 shares authorized: 181,933,035 shares issued and outstanding on June 30 , 2005 and December 31, 2004	983,268	989,511
Deferred compensation	(463)	(574)
Accumulated other comprehensive income	1,400	4,712
Accumulated deficit	(580,462)	(508,097)

Total stockholders’ equity	403,743	485,552

Total liabilities, convertible preferred stock and stockholders’ equity	$1,375,615	$1,459,385

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2005	2004
Revenue	$362,164	$278,183

Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	138,024	118,822
Selling, operating, and general	187,772	164,149
Depreciation and amortization	61,097	30,065

Total costs and expenses	386,893	313,036

Loss from operations	(24,729)	(34,853)
Interest income	1,919	841
Investment gain (loss), net	1,891	(3,962)
Interest expense, net	(8,588)	(5,846)

Net loss	$(29,507)	$(43,820)

Preferred stock accretion	(3,145)	—

Net loss applicable to common shares	$(32,652)	$(43,820)

Net loss per common share, basic and diluted	$(0.18)	$(0.31)

Weighted average shares, basic and diluted	181,933,035	140,538,159

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2005	2004
Revenue	$723,669	$539,128

Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	285,947	228,783
Selling, operating, and general	379,466	332,702
Depreciation and amortization	119,461	55,762

Total costs and expenses	784,874	617,247

Loss from operations	(61,205)	(78,119)
Interest income	3,820	2,546
Investment gain (loss), net	1,612	(4,291)
Interest expense, net	(16,592)	(12,450)

Net loss	$(72,365)	$(92,314)

Preferred stock accretion	(6,242)	—

Net loss applicable to common shares	$(78,607)	$(92,314)

Net loss per common share, basic and diluted	$(0.43)	$(0.67)

Weighted average shares, basic and diluted	181,933,035	137,591,467

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(72,365)	$(92,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	119,461	55,762
Accrual of interest	16,399	12,886
Stock-based compensation	111	226
Realized loss on investments	3,191	5,665
Changes in assets and liabilities:
Accounts receivable	12,418	(23,115)
Other assets	(5,875)	(15,198)
Accounts payable	(1,781)	9,118
Accrued liabilities	(21,123)	(7,722)

Net cash provided by (used in) operating activities	50,436	(54,692)

INVESTING ACTIVITIES:
Capital expenditures, net	(39,529)	(49,124)
Acquisition payments	—	(361,517)
Sales of marketable securities and investments	1,342	21,144
Release of escrow account	25,430	—

Net cash used in investing activities	(12,757)	(389,497)

FINANCING ACTIVITIES:
Repayments of long term debt and capital leases	(1,525)	(198,363)
Proceeds from issuance of common stock	—	197,612
Proceeds from exercise of stock options	—	2,714

Net cash (used in) provided by financing activities	(1,525)	1,963

Net increase (decrease) in cash and cash equivalents	36,154	(442,226)

Cash and cash equivalents, beginning of period	233,989	478,560

Cash and cash equivalents, end of period	$270,143	$36,334

SUPPLEMENTAL DATA:
Cash paid for interest	$1,539	$1,140
Stock issued for acquired businesses	$—	$311,307
See accompanying notes to condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Overview
     XO Communications Inc. (“XOC”), a Delaware corporation, through its subsidiaries (collectively referred to as the “Company” or “XO”), owns and operates an integrated metropolitan and nationwide fiber optic network that provides a comprehensive array of telecommunications services to business customers in over 70 United States markets. Voice services include local and long distance services, calling card and interactive voice response systems. Data services include Internet access, private data networking and hosting services. XOC, through its subsidiaries, also offers integrated combined voice and data services in flat rate “bundled” packages. In addition, XO owns licenses to deliver telecommunications services via local multipoint distribution service, or LMDS, wireless spectrum in 75 U.S. cities, which we have begun to use to provide fixed broadband wireless backhaul services to mobile wireless telecommunications carriers. The consolidated financial statements include the accounts and activities of XOC and its subsidiaries.
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

     In the first and second quarter of 2005, the Company resolved certain billing disputes with telecommunications service providers (the “Carriers”). In accordance with the Company’s policy for disputed charges, all amounts billed by the Carriers had previously been recorded as a cost of service in the Company’s Condensed Consolidated Statement of Operations. Because these disputes were resolved favorably to the Company, they resulted in a reduction of cost of service of approximately $10.0 million and $10.5 million during the first and second quarters of 2005, respectively. Additionally, in the second quarter of 2005, the Company revised estimates related to liabilities assumed in relation to the Acquired Businesses. These revisions resulted in a reduction to cost of service of $3.9 million.
     Reclassifications
     Certain reclassifications have been made to prior period amounts in order to conform to the current year presentation.
     Adjustments
     In the second quarter of 2005, in conjunction with a review of certain accounting policies, the Company determined that it was not applying the proper generally accepted accounting principles to lease escalation provisions contained in certain of its operating leases since its emergence from bankruptcy in January 2003. Additionally, the Company determined that depreciation expense related to certain assets had been calculated using lives inconsistent with the Company’s depreciation policy, and that certain leasehold improvements had not been expensed when the related lease contract had been terminated prior to the end of the original lease term. Accordingly, an adjustment of $8.3 million was recorded to increase selling, operating and general expenses and other current liabilities, and an adjustment of $2.5 million was recorded to increase depreciation expense and to reduce Property and Equipment, net during the three months ended June 30, 2005. The impact of these adjustments would have increased selling operating and general expense by approximately $4.5 million, $3.3 million, and $0.5 million for the years ended December 31, 2003, December 31, 2004 and the three months ended March 31, 2005, respectively, and would have increased depreciation expense by approximately $0.5 million, $1.0 million, and $1.0 million for the years ended December 31, 2003, December 31, 2004 and the three months ended March 31, 2005, respectively, had they been recorded in the appropriate periods. The Company has concluded that these adjustments are immaterial to the financial statements on both a quantitative and qualitative basis for previously issued financial statements, and to the estimated results of operations for the year ending December 31, 2005. Accordingly, the adjustments have been made in the current period financial statements. These adjustments do not affect the Company’s historical or future cash flows or the timing of payments under the relevant leases.
     Net Income (Loss) Per Share
     Net income (loss) per common share, basic and diluted, is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options, warrants, and the Class A convertible preferred stock are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statement of operations. As of June 30, 2005, the Company has options outstanding to purchase approximately 9.5 million shares of common stock, of which 4.2 million are exercisable, and exercisable warrants to purchase shares up to an additional 23.7 million shares of common stock that can further dilute investors, if exercised.
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

	Three months ended
	June 30,
	2005	2004
Expected volatility	61.0%	63.0%
Risk free interest rate	3.8%	2.8%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Fair value per share at grant date	$0.94	$2.76

	Six months ended
	June 30,
	2005	2004
Expected volatility	61.0%	63.0%
Risk free interest rate	3.7%	2.7%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Fair value per share at grant date	$0.96	$3.23
     The Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, if the Company had used the fair value method would have been as follows (dollars in thousands, except per share data):

	Three months ended June 30,
	2005	2004
Net loss applicable to common shares, as reported	$(32,652)	$(43,820)
Add: Stock-based employee compensation expense included in net loss, as reported	45	97
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(1,776)	(2,227)

Pro forma net loss applicable to common shares	$(34,383)	$(45,950)

Net loss per common share, basic and diluted — as reported	$(0.18)	$(0.31)

Net loss per common share, basic and diluted — pro forma	$(0.19)	$(0.33)

	Six months ended June 30,
	2005	2004
Net loss applicable to common shares, as reported	$(78,607)	$(92,314)
Add: Stock-based employee compensation expense included in net loss, as reported	111	226
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(3,422)	(4,101)

Pro forma net loss applicable to common shares	$(81,918)	$(96,189)

Net loss per common share, basic and diluted — as reported	$(0.43)	$(0.67)

Net loss per common share, basic and diluted — pro forma	$(0.45)	$(0.70)

     The XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”) was adopted in January 2003 and amended and restated in July 2003. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The Company granted a total of 195,000 options during the three months ended June 30, 2005. The Company granted a total of 342,500 options during the six months ended June 30, 2005.
     Comprehensive Loss
     Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments. The following table reflects the Company’s calculation of comprehensive loss for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended
	June 30,
	2005	2004
Net loss applicable to common shares	$(32,652)	$(43,820)
Other comprehensive loss:
Net unrealized (losses) gains on investment	(1,220)	1,627

Comprehensive loss	$(33,872)	$(42,193)

	Six Months Ended
	June 30,
	2005	2004
Net loss applicable to common shares	$(78,607)	$(92,314)
Other comprehensive loss:
Net unrealized (losses) gains on investment	(2,780)	3,021
Reclassification adjustment for gain included in net income	(532)	—

Comprehensive loss	$(81,919)	$(89,293)

     Long-Lived Assets
     Long-lived assets include property and equipment, broadband wireless licenses, and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of June 30, 2005. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.
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
2. MARKETABLE SECURITIES AND OTHER INVESTMENTS
     The amortized cost, gross unrealized gains and losses and fair value of the equity securities available-for-sale as of June 30, 2005 and December 31, 2004, are in the following table. Other investments as of June 30, 2005 and December 31, 2004 consist of investments in the debt of McLeodUSA, Inc. (dollars in thousands):

				Gross
			Gross	Unrealized
			Unrealized	Holding
	Fair Value	Cost Basis	Holding Gains	(Losses)
As of June 30, 2005
Equity securities	$2,940	$1,540	$1,400	$—
Other investments	6,515	6,515	—	—

Total marketable securities and other investments	$9,455	$8,055	$1,400	$—

As of December 31, 2004
Equity securities	$6,417	$1,705	$4,712	$—
Other investments	10,883	10,883	—	—

Total marketable securities and other investments	$17,300	$12,588	$4,712	$—

3. LONG-LIVED ASSETS
     XO’s long-lived assets include property and equipment, broadband wireless licenses, and identifiable intangible assets to be held and used.
     Property and Equipment
     Property and equipment consisted of the following components (dollars in thousands):

	June 30,	December 31,
	2005	2004
Telecommunications networks and acquired bandwidth	$711,296	$675,844
Furniture, fixtures, equipment, leasehold improvements and other	251,547	236,788

	962,843	912,632
Less: accumulated depreciation	(298,873)	(208,032)

	663,970	704,600
Construction-in-progress and undeployed assets	100,759	115,936

	$764,729	$820,536

     Depreciation expense for the three and six months ended June 30, 2005 was $48.9 million and $95.2 million, respectively, and for the three and six months ended June 30, 2004 was $22.8 million and $42.0 million, respectively. Assets classified as construction-in-progress and undeployed assets are not being depreciated as they have not yet been placed in service. During the three and six months ended June 30, 2005, XO capitalized interest on construction costs of $0.8 million and $1.8 million, respectively and for the three and six months ended June 30, 2004 capitalized interest of $1.0 million and $1.9 million, respectively.
     Broadband Wireless Licenses and Other Intangibles
     Broadband wireless licenses and other intangible assets consisted of the following components (dollars in thousands):

	June 30,	December 31,
	2005	2004
Broadband wireless licenses	$59,508	$59,508
Customer relationships	112,366	112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	187,068	187,068
Less: accumulated amortization	(88,163)	(63,864)

	98,905	123,204
XO Trade name — indefinite life asset	16,662	16,662

	$115,567	$139,866

     Amortization expense related to intangible assets for each of the three and six months ended June 30, 2005 was $12.2 million and $24.3 million, respectively and for each of the three and six months ended June 30, 2004 was $7.2 million and $13.8 million, respectively.
4. LONG-TERM DEBT
     The Company has a secured credit facility (the “Credit Facility”) which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At June 30, 2005, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors (“Mr. Icahn”). At June 30, 2005, long-term debt consisted of $376.8 million in principal and $5.9 million of accrued interest that, if not paid, converts to principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for four consecutive quarters exceeds 4:1, XO would be required to pay cash interest, unless waived by the lenders. The Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At June 30, 2005, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 8.9%.
     The security for the Credit Facility consists of all assets of XO including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. The Company was required to achieve a minimum consolidated EBITDA of not less than $135.0 million for the twelve-month period ended June 30, 2005. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25 million at the end of each fiscal quarter.
     In May of 2005, XO obtained a waiver of compliance with the minimum consolidated EBITDA covenant (the “Waiver”) contained in the Credit Facility through December 31, 2006. The Waiver was obtained from the affiliate of Mr. Icahn which holds a majority of the Company’s loans outstanding under that agreement. In connection with the Waiver, XO agreed that in the event of a sale of the Company and in the event of other significant sale or divestiture transactions, it will prepay all amounts outstanding under the Credit Facility in cash and offer to repurchase outstanding shares of XO’s preferred stock at their liquidation value accrued through the date of redemption for cash or, in certain events, securities. The affiliate of Mr. Icahn which holds a majority of such Preferred Stock agreed to accept that offer, to the extent it consists of cash.
     In the event that the Company is not in compliance with the minimum consolidated EBITDA covenant when the Waiver expires, there can be no guarantee that the Company will be able to obtain another waiver.
5. RELATED PARTY TRANSACTIONS
     Various entities controlled by Mr. Icahn hold the following interests in XO:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock
At December 31, 2004	Greater than 50%	Greater than 40%	Greater than 90%	95%
At June 30, 2005	Greater than 50%	Greater than 40%	Greater than 90%	95%
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
     The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. The total revenue recognized on such services for the three months ended June 30, 2005 and 2004 was $1.2 million and $0.5 million, respectively. The total revenue recognized on such services for the six months ended June 30, 2005 and 2004 was $2.3 million and $0.7 million, respectively.
     During the three months ended June 30, 2005 and 2004, the Company purchased approximately $0.3 million and $0.1 million, respectively, in services from Icahn affiliates. During the six months ended June 30, 2005 and 2004, the Company purchased approximately $0.6 million and $0.4 million, respectively, in services from Icahn affiliates.
     During the three months ended June 30, 2005 and 2004, the Company purchased approximately $0.5 million and $0.1 million, respectively in hardware and services from Dell Computers, Inc. During the six months ended June 30, 2005 and 2004, the Company purchased approximately $0.6 million and $0.2 million, respectively, in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO director, is the brother of Mr. Michael Dell, the Chairman of Dell Computers, Inc.
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
     Allegiance Telecom Liquidating Trust Litigation
     Subsequent to the Closing Date, the Unacquired Businesses as well as the ongoing Allegiance bankruptcy claims were transferred from Allegiance to the Allegiance Telecom Liquidating Trust (the “ATLT”). XO filed an administrative claim with the Bankruptcy Court in August 2004 against the ATLT, for at least approximately $40 million under the Purchase Agreement and other agreements between the parties, relating to a variety of actions allegedly taken by Allegiance and the ATLT. Subsequently, XO informed the ATLT that the amount in dispute approximates $50 million. The ATLT has asserted a counterclaim alleging that it is owed approximately $100 million in respect to operating, working capital and other disputes that have arisen between the parties. XO is vigorously trying its claim and believes that the ATLT’s counterclaim is frivolous and without merit. As of June 30, 2005, XO had $8.0 million recorded in other assets, net related to certain payments made by XO on behalf of the Unacquired Businesses that XO believes is reimbursable by the ATLT. Other than this amount, the accompanying financial statements do not include any impact from the litigation. The case went to trial on May 2, 2005 and has not yet been decided.
     Prior to the acquisition of the Acquired Businesses, XO purchased $92.5 million in face value of unsecured Allegiance debt securities (the “Claim”). Consequently, XO is a claimant in Allegiance’s bankruptcy. It is difficult to assess how much of the Claim XO will recover, or when the recovery will be paid. This assessment could change based upon the total amount of claims the ATLT is directed to pay, the amount of administrative costs that it incurs, and the value of its assets, including 45.4 million shares of XO’s common stock. The estimated fair value of the Claim of approximately $26.1 million is recorded in other assets in the Condensed Consolidated Balance Sheets as of June 30, 2005.

     Telecom of Nevada Litigation
     Start Investments Inc. (“Start”) is XOC’s 10% minority partner in Telecommunications of Nevada (“TON”), a Nevada joint venture company whose results of operations are consolidated into the accompanying financial statements. XOC and Start hold promissory notes (“the Notes”) from TON for $63.5 million (the “XOC Note”) and $7.1 million (the “Start Note”), respectively. The Notes became due in December 2002 and were not paid or extended on that date, but cannot be accelerated or foreclosed upon without the consent of XOC, which XOC has declined to give, acting in what it believes are the best interests of TON. TON has paid current interest on the Notes to both holders, but at the historic rate of interest, not the higher default rate. Start filed a suit against TON and XOC in October of 2003, which alleged that XOC had tortiously interfered with Start’s contractual relations with TON and breached it’s duty of good faith and fair dealing. The suit seeks temporary injunctive and declaratory relief, as well as damages of approximately $9.0 million, consisting primarily of the principal amount of the Start Note and interest at the default rate. In July 2005, Start moved to amend its complaint to add a claim against TON for breach of contract for failure to pay the Start Note. XOC believes it has valid defenses to the claims raised by Start and to its purported calculation of any damages. However, in the event that TON is required to pay the full principal amount of the Notes, absent a negotiated, out-of-court financial restructuring, TON may be forced to seek protection under chapter 11 of the Federal Bankruptcy Code, which could trigger a default on the Credit Facility of the Company.
     The XOC Note and the accrued interest payable from TON to XOC, and the related note and interest receivable of XOC from TON, are inter-company balances and, in accordance with the principles of consolidation discussed in Note 1, have been eliminated in the consolidation of the financial statements. The Start Note and the related accrued interest payable, totaling approximately $8.3 million, are included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

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
Management Overview
     We provide a comprehensive array of telecommunications services to business customers. We provide our services, including local and long distance voice using both traditional delivery methods and Voice over Internet Protocol, or VoIP, Internet access, private data networking and hosting services, through our national telecommunications network, which consists of more than 9,000 route miles of fiber optic lines connecting 953 unique Incumbent Local Exchange Carrier, or ILEC, end-office collocations in 37 U.S. cities. In addition, we own licenses to deliver telecommunications services via local multipoint distribution service, or LMDS, wireless spectrum in 75 U.S. cities. We market our services primarily to business customers, ranging from small and medium businesses to Fortune 500 companies to carrier and wholesale customers. Our services offer an effective telecommunications solution for nearly any business, and our national telecommunications network is particularly advantageous to multi-location businesses that desire to improve telecommunications among their locations, whether within a single metropolitan area or across the country.

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
     Management uses certain key performance indicators, or KPIs, to assess operational effectiveness of the business, including:
•	Gross Margin

•	Sales, Operating and General Expenses as a Percentage of Revenue

•	EBITDA
     The following table outlines the measurements of these KPIs as a percentage of revenue for the second quarter of 2005 and 2004:

	Three Months Ended June 30,
	2005	2004
Gross margin	61.9%	57.3%
EBITDA	10.6%	(3.1%)
Sales, operating & general expenses	51.8%	59.0%

	Six Months Ended June 30,
	2005	2004
Gross margin	60.5%	57.6%
EBITDA	8.3%	(4.9%)
Sales, operating & general expenses	52.4%	61.7%
     Management believes that EBITDA and gross margin are measures of operating performance and liquidity that reflect the ongoing effectiveness of management’s sales, cost reduction, and acquisition initiatives. Sales, operating and general expense is an important measure of the efficiency with which we sell, provision and support our services, and the efficiency of our back office operations. See the further discussion of EBITDA and gross margin in the Comparison of Financial Results section below.
     As discussed further under the heading “Critical Accounting Policies and Estimates”, the company settled certain billing disputes with telecommunications service providers in the first and second quarter of 2005, which resulted in a reduction of cost of service of approximately $10.0 million and $10.5 million, respectively. Additionally, in the second quarter of 2005, we revised estimates related to liabilities assumed in relation to the Acquired Businesses. These revisions resulted in a reduction to cost of service of $3.9 million. These settlements and estimate revisions contributed significantly to the improvements in the gross margin and EBITDA KPIs discussed above.

Recent Events
     In March 2005, we retained Jefferies & Company, Inc. (“Jefferies”) to present strategic alternatives based on, among other things, the competitive environment of the telecommunications industry, the current regulatory environment, and the recent and pending mergers and acquisitions in our industry. We have received the Jefferies report, which addressed potential operational improvements, disposition and financing possibilities, and in May 2005, we retained Jefferies to assist us in exploring our strategic alternatives.
     On April 18, 2005, we launched the Company’s initial Voice over Internet Protocol, or VoIP, product, named XOptions Flex, in 45 major metropolitan markets which includes more than 1,000 cities nationwide. We later expanded the product offering to two additional markets. VoIP enables customers to utilize “dynamic bandwidth allocation” to maximize the utilization of their bandwidth by allocating it for data applications during periods when voice lines are idle. XOptions Flex bundles unlimited local and long distance calling, dedicated Internet access and web hosting services for a flat monthly price. In July of 2005, we signed the 1000th order of the XOptions Flex bundle package.
     We have also begun to provide fixed broadband wireless backhaul services to mobile wireless telecommunications carriers using our LMDS spectrum. In April 2005, we reached an agreement to provide fixed broadband wireless services on a limited basis to one of the national mobile wireless carriers. We will continue to pursue opportunities to market and sell our fixed wireless solution to mobile wireless carriers both for primary network connectivity and redundancy and are exploring market opportunities to use this spectrum to provide local transport services to other major enterprise customers. We also plan to offer customers an LMDS-based wireless transport solution that would aggregate data traffic onto Ethernet and other higher speed wireless paths.
Results of Operations
     The operational results of XO for the three and six months ended June 30, 2005 are discussed below. As the acquisition of the Acquired Businesses closed on June 23, 2004, or the Closing Date, our consolidated results of operations include the Acquired Businesses from the Closing Date through June 30, 2005. Forward looking information with respect to consolidated XO is discussed at the end of each financial results analysis. Our actual experience may differ materially from our projections of the combined company based on many factors including, among others:
•	the inherent uncertainties in projecting future results for any business;

•	the inability to predict the outcome of future judicial decisions, telecommunications related legislation or regulatory decisions, or the reaction by incumbent carriers to such developments.

      Three and Six Months Ended June 30, 2005 versus the Three and Six Months Ended June 30, 2004
     The following table contains certain data from our unaudited consolidated and condensed statement of operations presented in thousands of dollars and expressed as a percentage of total revenue. The information in this table should be read in conjunction with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report (amounts in thousands, except for share and per share data):

	Three Months Ended June 30,
	2005		2004
Revenue	$362,164	100.0%	$278,183	100.0%

Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	138,024	38.1%	118,822	42.7%
Selling, operating and general	187,772	51.8%	164,149	59.0%
Depreciation and amortization	61,097	16.9%	30,065	10.8%

Total costs and expenses	386,893	106.8%	313,036	112.5%

Loss from operations	(24,729)	(6.8%)	(34,853)	(12.5%)

Interest income	1,919	0.5%	841	0.3%
Investment gain (loss)	1,891	0.5%	(3,962)	(1.4%)
Interest expense, net	(8,588)	(2.4%)	(5,846)	(2.1%)

Net loss	$(29,507)	(8.1%)	$(43,820)	(15.8%)

Preferred stock accretion	(3,145)	(0.9%)	—	—%

Net loss applicable to common shares	$(32,652)	(9.0%)	$(43,820)	(15.8%)

Net loss per common share, basic and diluted	(0.18)		(0.31)

Weighted average shares outstanding, basic and diluted	181,933,035		140,538,159

Gross margin (1)	224,140	61.9%	159,361	57.3%

EBITDA (2)	38,259	10.6%	(8,750)	(3.1%)

	Six Months Ended June 30,
	2005		2004
Revenue	$723,669	100.0%	$539,128	100.0%

Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	285,947	39.5%	228,783	42.4%
Selling, operating and general	379,466	52.4%	332,702	61.7%
Depreciation and amortization	119,461	16.5%	55,762	10.3%

Total costs and expenses	784,874	108.5%	617,247	114.5%

Loss from operations	(61,205)	(8.5%)	(78,119)	(14.5%)

Interest income	3,820	0.5%	2,546	0.5%
Investment gain (loss)	1,612	0.2%	(4,291)	(0.8%)
Interest expense, net	(16,592)	(2.3%)	(12,450)	(2.3%)

Net loss	$(72,365)	(10.0%)	$(92,314)	(17.1%)

Preferred stock accretion	(6,242)	(0.9%)	—	—%

Net loss applicable to common shares	$(78,607)	(10.9%)	$(92,314)	(17.1%)

Net loss per common share, basic and diluted	(0.43)		(0.67)

Weighted average shares outstanding, basic and diluted	181,933,035		137,591,467

Gross margin (1)	437,722	60.5%	310,345	57.6%

EBITDA (2)	59,868	8.3%	(26,648)	(4.9%)

(1)	Gross margin is defined as revenue less cost of service, and excludes depreciation and amortization. Gross margin is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, gross margin is an important measure used by management to assess operating performance of the Company. Additionally, we believe that gross margin is a standard measure of operating performance that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry. Gross margin as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation between gross margin and net loss is as follows:

	Three Months Ended June 30,
	2005	2004
Net loss	$(29,507)	$(43,820)
Selling, operating and general	187,772	164,149
Interest income	(1,919)	(841)
Investment (gain) loss, net	(1,891)	3,962
Interest expense, net	8,588	5,846
Depreciation and amortization	61,097	30,065

Gross margin	$224,140	$159,361

	Six Months Ended June 30,
	2005	2004
Net loss	$(72,365)	$(92,314)
Selling, operating and general	379,466	332,702
Interest income	(3,820)	(2,546)
Investment (gain) loss, net	(1,612)	4,291
Interest expense, net	16,592	12,450
Depreciation and amortization	119,461	55,762

Gross margin	$437,722	$310,345

(2)	EBITDA is defined as net income or loss before depreciation, amortization, interest expense, and interest income. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, EBITDA is an important measure used by management to assess operating performance of the company. EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. Additionally, EBITDA as defined here does not have the same meaning as EBITDA as defined in our secured credit facility agreement. A reconciliation between EBITDA and net loss is as follows:

	Three Months Ended June 30,
	2005	2004
Net loss	$(29,507)	$(43,820)
Interest income	(1,919)	(841)
Interest expense, net	8,588	5,846
Depreciation and amortization	61,097	30,065

EBITDA	$38,259	$(8,750)

	Six Months Ended June 30,
	2005	2004
Net loss	$(72,365)	$(92,314)
Interest income	(3,820)	(2,546)
Interest expense, net	16,592	12,450
Depreciation and amortization	119,461	55,762

EBITDA	$59,868	$(26,648)

     Revenue. Total revenue for the three months ended June 30, 2005 increased 30.2% to $362.2 million from $278.2 million for the same period in 2004. Revenue for the six months ended June 30, 2005 increased 34.2% to $723.7 million from $539.1 million for the same period in 2004. Substantially all of the increase is attributable to the inclusion of the Acquired Businesses in the results for the three and six months ended June 30, 2005.
     We believe that revenue for the remainder of 2005 will remain flat relative to the second quarter of 2005 results.
     Revenue was earned from providing the following services (dollars in thousands):

	Three months ended June 30,
		% of		% of
	2005	Revenue	2004	Revenue	% Change
Voice services	$188,498	52.0%	$141,679	50.9%	33.0%
Data services	107,779	29.8%	95,612	34.4%	12.7%
Integrated voice and data services	65,887	18.2%	40,892	14.7%	61.1%

Total revenue	$362,164	100.0%	$278,183	100.0%	30.2%

	Six months ended June 30,
		% of		% of
	2005	Revenue	2004	Revenue	% Change
Voice services	$374,797	51.8%	$272,600	50.5%	37.5%
Data services	216,171	29.9%	188,561	35.0%	14.6%
Integrated voice and data services	132,701	18.3%	77,967	14.5%	70.2%

Total revenue	$723,669	100.0%	$539,128	100.0%	34.2%

     Voice services revenue includes revenue from local and long distance voice services, prepaid calling card processing, interactive voice response services, stand-alone long distance services and other voice telecommunications based services. For the three and six months ended June 30, 2005, revenue from voice services increased $46.8 million or 33.0% and $102.2 million or 37.5% as compared to the same periods in 2004. Substantially all of the increase is attributable to the inclusion of the Acquired Businesses in the results for the three and six months ended June 30, 2005.
     Data services revenue includes revenue from Internet access, network access and web hosting services. For the three and six months ended June 30, 2005, revenue from data services increased $12.2 million or 12.7% and $27.6 million or 14.6% as compared to the same periods in 2004. Substantially all of the increase is attributable to the inclusion of the Acquired Businesses in the results for the three and six months ended June 30, 2005.
     Integrated voice and data services revenue includes revenue from our XOptions, XOptions Flex and Total Communications service offerings, XO’s flat-rate bundled packages offering a combination of voice and data services and integrated access. For the three and six months ended June 30, 2005, revenue from integrated voice and data services increased $25.0 million or 61.1% and $54.7 million or 70.2% as compared to the same periods in 2004. Substantially all of the increase is attributable to the inclusion of the Acquired Businesses in the results for the three months ended June 30, 2005.
     Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands).

	Three months ended		Three months ended
	June 30,		June 30,
		% of		% of
	2005	Revenue	2004	Revenue	% Change
Costs and expenses:
Cost of service (excluding depreciation and amortization)	$138,024	38.1%	$118,822	42.7%	16.2%
Selling, operating and general	187,772	51.8%	164,149	59.0%	14.4%
Depreciation and amortization	61,097	16.9%	30,065	10.8%	103.2%

Total	$386,893		$313,036		23.6%

	Six months ended		Six months ended
	June 30,		June 30,
		% of		% of
	2005	Revenue	2004	Revenue	% Change
Costs and expenses:
Cost of service (excluding depreciation and amortization)	$285,947	39.5%	$228,783	42.4%	25.0%
Selling, operating and general	379,466	52.4%	332,702	61.7%	14.1%
Depreciation and amortization	119,461	16.5%	55,762	10.3%	114.2%

Total	$784,874		$617,247		27.2%

     Cost of service (exclusive of depreciation and amortization). Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our network via leased facilities, the costs of leasing components of our network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service as a percentage of revenue for the three and six months ended June 30, 2005 decreased as compared to the same periods in 2004, primarily due to $20.5 million in settlements with two telecommunications service providers, $10.5 million of which was recorded during the three months ended June 30, 2005 and $10.0 million of which was recorded during the three months ended March 31, 2005. Additionally, in the second quarter of 2005, we revised estimates related to liabilities assumed in relation to the Acquired Businesses. These revisions resulted in a reduction to cost of service of $3.9 million. We originally estimated a potential benefit of approximately $60.0 million in pro forma annualized network synergies for the combined companies if our integration efforts with the Acquired Businesses were successful. We have made substantial progress integrating the two companies and are on plan to reach our synergy targets.
     We believe that, excluding the settlements and estimate revisions referenced above, cost of service as a percentage of revenue for the remainder of 2005 will remain stable to slightly down relative to the second quarter of 2005 results. Cost of service will be adversely impacted due to the recently enacted regulatory rules on unbundled network element, or UNE, loop and transport rates as discussed in the “Regulatory Overview” section below. The UNE and transport rate increases will be phased in during 2005 and the first quarter of 2006. We expect these increases to have a total annualized impact, including transitional and special access rates, of approximately $85 million by the end of the first quarter of 2006. However, we believe that actions we are taking, including negotiating rate reductions, network optimization, and price increases to our customers, will offset these increases.
     Selling, operating and general. Selling, operating and general expense includes expenses related to network maintenance, sales and marketing, network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense for the three months ended June 30, 2005 was $187.8 million or 51.8% of revenue compared to $164.1 million or 59.0% of revenue for the three months ended June 30, 2004. Selling, operating and general expense for the six months ended June 30, 2005 was $379.5 million or 52.4% of revenue compared to $332.7 million or 61.7% of revenue for the six months ended June 30, 2004. The improvements as a percentage of revenue are largely attributable to the synergies obtained through the integration of the Acquired Businesses. We originally estimated a potential benefit of approximately $100.0 million in pro forma annualized selling, operating and general expense synergies for the combined companies if our integration efforts with the Acquired Businesses were successful. We have completely integrated the administrative functions and have exceeded the estimated annualized synergies.
     As discussed further in the section entitled Critical Accounting Policies and Estimates below, selling, operating and general expenses for the three and six months ended June 30, 2005 includes an adjustment of approximately $8.3 million relating to our accounting for leases.
     We believe that selling, operating and general expense will remain stable or decrease slightly as a percentage of revenue during the remainder of 2005 as compared to the second quarter of 2005 results.
     Depreciation and amortization. Depreciation expense was $48.9 million for the three months ended June 30, 2005, compared to $22.8 million for the same period in 2004 and $95.2 million for the six months ended June 30, 2005, compared to $42.0 million for the same period in 2004. Total amortization expense was $12.2 million for the second quarter of 2005 and $7.2 million for the second quarter of 2004 and was $24.3 million in the first half of 2005 and $13.7 million in the first half of 2004. Substantially all of the increases in depreciation and amortization are attributable to the acquisition of the Acquired Businesses.

     As of June 30, 2005, we had approximately $100.8 million of fixed assets and $23.5 million of broadband wireless licenses that have not yet been placed into service and, accordingly, are not currently being depreciated or amortized. We expect depreciation and amortization expense to increase as a percentage of revenue for the remainder of 2005 as we place more fixed wireless licenses into service.
     Interest income. Interest income for the three months ended June 30, 2005 increased to $1.9 million from $0.8 million for the three months ended June 30, 2004. Interest income for the six months ended June 30, 2005 increased to $3.8 million from $2.5 million in the six months ended June 30, 2004. The increase in interest income is due to an increase in the amount of cash and cash equivalents invested and an increase in interest rates.
     Investment gain (loss), net. Investment gain (loss), net includes any realized gains or losses from the sale or other than temporary impairment of investments. For the three months ended June 30, 2005 we reported a net investment gain of $1.9 million while we reported net investment loss of $4.0 million for the same period of 2004. Investment gain, net for the six months ended June 30, 2005 was $1.6 million while we had net investment loss of $4.3 million for the same period in 2004. The improvement is largely attributable to a realized loss on the sale of an investment during the second quarter of 2004.
     Interest expense, net. Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized. The majority of interest expense in the three and six months ended June 30, 2005 and 2004 is non-cash as our secured credit facility allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the three months ended June 30, 2005 and 2004 was $8.6 million and $5.8 million, respectively. Interest expense, net for the six months ended June 30, 2005 and 2004 was $16.6 million and $12.5 million, respectively. The increase in interest expense is due to an increase in interest rates, as well as the compounding effect of the conversion of accrued interest to principal.
     Net Loss. Net loss decreased $14.3 million to a loss of $29.5 million for the three months ended June 30, 2005, from a net loss of $43.8 million for the comparable period in 2004. Net loss decreased $19.9 million to a loss of $72.4 million for the six months ended June 30, 2005, from a net loss of $92.3 million for the comparable period in 2004. The decrease primarily resulted from the achievement of synergies resulting from the integration of the Acquired Businesses, offset by additional depreciation and amortization from the inclusion of the property and equipment and intangibles of the Acquired Businesses. Additionally, we recognized approximately $24.4 million of reductions in cost of service expenses for the six months ended June 30, 2005 from the settlements and estimate revisions discussed above.
     EBITDA. EBITDA increased to $38.3 million for the three months ended June 30, 2005 from $(8.7) million for the comparable period in 2004 and increased to $59.9 million for the six months ended June 30, 2005 from $(26.6) million for the comparable period in 2004. The increase primarily resulted from the achievement of synergies resulting from the integration of the Acquired Businesses and the settlements and estimate revisions discussed above.
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
     During the six months ended June 30, 2005, we resolved certain billing disputes with telecommunications service providers (the “Carriers”). In accordance with our policy for disputed charges, all amounts billed by the Carriers had previously been recorded as a cost of service in our Condensed Consolidated Statement of Operations. Because these disputes were resolved favorably to us, they resulted in a reduction of cost of service of approximately $10.0 million and $10.5 million during the first and second quarters of 2005, respectively.
     In the second quarter of 2005, in conjunction with a review of certain accounting policies, we determined that we were not applying the proper generally accepted accounting principles to lease escalation provisions contained in certain of our operating leases since our emergence from bankruptcy in January 2003. Additionally, we determined that certain assets had been depreciating over lives inconsistent with our depreciation policy, and that certain leasehold improvements had not been expensed when the related lease contract had been terminated prior to the end of the initial lease term. Accordingly, an adjustment of $8.3 million was recorded to increase selling, operating and general expenses and other current liabilities, and an adjustment of $2.5 million was recorded to increase depreciation expense and to reduce Property and Equipment, net during the three months ended June 30, 2005. The impact of these adjustments would have increased selling operating and general expense by approximately $4.5 million, $3.3 million, and $0.5 million for the years ended December 31, 2003, December 31, 2004 and the three months ended March 31, 2005, respectively, and would have increased depreciation expense by approximately $0.5 million, $1.0 million, and $1.0 million for the years ended December 31, 2003, December 31, 2004 and the three months ended March 31, 2005, respectively, had they been recorded in the appropriate periods. We have concluded that the adjustment is immaterial to the financial statements on both a quantitative and qualitative basis for all periods affected. Accordingly, the adjustment has been made in the current period financial statements. The adjustment does not affect our historical or future cash flows or the timing of payments under the relevant leases.

Liquidity and Capital Resources
     Capital Resources and Liquidity Assessment
     During the three months ended June 30, 2005, our operating activities provided net cash of $32.2 million, our investing activities used net cash of $18.0 million and our financing activities used net cash of $0.7 million. For the six months ended June 30, 2005, our operating activities provided net cash of $50.4 million, our investing activities used net cash of $12.8 million, and our financing activities used net cash of $1.5 million. Our balance of cash and cash equivalents increased to $270.1 million at June 30, 2005 from $234.0 million at December 31, 2004.
     Our cash flows from operating activities for the six months ended June 30, 2005 were aided by a cash settlement of approximately $10.0 million with a telecommunications service provider during the first quarter of 2005. Cash used in investing activities for the six months ended June 30, 2005 was aided by the release, during the first quarter of 2005, of approximately $25.4 million that had previously held in escrow and classified as other current assets in the Condensed Consolidated Balance Sheet.
     We project that we will have sustainable positive cash flows by the end of 2005. Our projection is based upon, among other things, our estimated increased costs of service attributable to the recent Triennial Review Remand Order, or TRRO, discussed in the “Regulatory Overview” below, and other projected operating costs that are not entirely under our control. As a result, our projections may be incorrect if our estimates of such costs and expenses are inaccurate.
     We have a secured credit facility, or the Credit Facility, which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At June 30, 2005, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors (“Mr. Icahn”). At June 30, 2005, long-term debt consisted of $376.8 million in principal and $5.9 million of accrued interest that, if not paid, converts to principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, we will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Credit Facility, to consolidated interest expense for four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders. We can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at our option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once we begins to pay accrued interest in cash, the applicable margins are reduced. At June 30, 2005, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 8.9%.
     The security for the Credit Facility consists of all of our assets including the stock of our direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. The definition of EBITDA in the Credit Facility differs from the definition of EBITDA discussed in “Results of Operations” above. We were required to achieve a minimum consolidated EBITDA of not less than $135.0 million for the twelve-month period ended June 30, 2005. We are also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25.0 million at the end of each fiscal quarter.
     In May of 2005, we obtained a waiver of compliance with the minimum consolidated EBITDA covenant contained in the Credit Facility through December 31, 2006. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of our loans outstanding under that agreement. In connection with that waiver, we agreed that in the event of a sale of the Company and in the event of other significant sale or divestiture transactions, we will prepay all amounts outstanding under the Credit Facility in cash and offer to repurchase outstanding shares of our preferred stock at their liquidation value accrued through the date of redemption for cash or, in certain events, securities. The affiliate of Mr. Icahn which holds a majority of such Preferred Stock has agreed to accept that offer, to the extent it consists of cash.
     In the event that we are not in compliance with the minimum consolidated EBITDA covenant when the waiver expires, there can be no guarantee that we will be able to obtain another waiver.
     Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. Although our trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. We believe that our established valuation and credit allowances are adequate as of June 30, 2005 to cover these risks.
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
     The current list of UNEs was promulgated by the FCC in two orders. The first is the Triennial Review Order, or TRO, which was released on August 21, 2003. Several carriers and other entities appealed the FCC’s TRO decision. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued its opinion in United States Telecom Association v. FCC, No. 00-1012 (“USTA II Decision”). In the USTA II Decision, the court reversed and overturned many of the conclusions of the TRO. In the aftermath of the USTA II Decision, the FCC released the second of its two currently controlling orders, the TRRO, on February 4, 2005. Various parties, including XO, have appealed the TRRO. The case is currently pending before the United States Court of Appeals for the D.C. Circuit. It

is not possible to predict the outcome of those appeals. It is possible that portions of the TRRO could be overturned and that the FCC will issue new rules in their place that further restrict access to UNEs. In addition to the court challenges, several parties, including XO, have petitioned the FCC to reconsider various aspects of the TRRO. It is not possible to predict when or how the FCC will rule with respect to those reconsideration petitions.
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
     VoIP. Like a growing number of carriers, we utilize IP technology for the transmission of a portion of our network traffic. The regulatory status and treatment of IP-enabled services is unresolved. The FCC has held that Vonage’s VoIP services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. The FCC, however, left open the question of whether VoIP providers provide “telecommunications” — i.e., basic transmission services — or enhanced “information services.” Under the Communications Act of 1934, as amended, or the Communications Act, those are mutually exclusive categories. Generally, telecommunications carriers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of that proceeding or its effect on XO’s operations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We had $382.7 million in secured loans as of June 30, 2005. Currently, we do not pay cash interest on the loans under the Credit Facility. As interest accrues at variable rates, our Credit Facility subjects us to interest rate risks.
     Marketable securities and other investments at June 30, 2005 consist primarily of investments in equity and debt investments of publicly-traded companies. The fair value of our investment in equity and debt securities exposes us to market risk; however, if the fair value were to increase or decrease immediately, it would not likely have a material impact on our financial position or our results of operations. We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purposes of credit enhancement, hedging transactions, or other financial or investment purposes.
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
     During the first quarter of 2005, we implemented a new sales commissioning system and began migrating certain customers to a new billing system. We anticipate the migration of our customers to the new billing system will be completed in the third quarter of 2005. Additionally, we are in the process of combining the customer provisioning system acquired through the acquisition of the Acquired Businesses with the system of the legacy XO business. These actions have resulted in changes to our internal controls over financial reporting.
     Except as noted above, there were no other changes to our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in lawsuits, claims, investigations and proceedings consisting of commercial, regulatory, securities, tort and employment matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “ Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to legal matters pending against the Company. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.
     We filed an administrative claim in August 2004 against the Allegiance Telecom Liquidating Trust (the “ATLT”). We have claimed that we are entitled to approximately $50 million in damages related to a variety of actions allegedly taken by Allegiance and the ATLT. The ATLT filed a counterclaim against us on November 24, 2004 seeking damages of approximately $100.0 million, which claim we believe to be frivolous and without merit. The case went to trial in the United States Bankruptcy Court for the Southern District of New York on May 2, 2005 and has not yet been decided.
     Start Investments Inc, or Start, is XO Communications, Inc.’s, or XOC, 10% minority partner in Telecommunications of Nevada, or TON, a Nevada joint venture company whose results of operations are consolidated into the accompanying financial statements. XOC and Start hold promissory notes, collectively referred to as the Notes, from TON for $63.5 million, referred to as the XOC Note, and $7.1 million, referred to as the Start Note, respectively. The Notes became due in December 2002 and were not paid or extended on that date, but cannot be accelerated or foreclosed upon without the consent of XOC, which XOC has declined to give, acting in what it believes are the best interests of TON. TON has paid current interest on the Notes to both holders, but at the historic rate of interest, not the higher default rate. Start filed a suit against TON and XOC in the District Court for Clark County Nevada in October of 2003, which alleged that XOC had tortiously interfered with Start’s contractual relations with TON and breached its duty of good faith and fair dealing. The suit seeks temporary injunctive and declaratory relief, as well as damages of approximately $9.0 million, consisting primarily of the principal amount of the Start Note and interest at the default rate. In July 2005, Start moved to amend its complaint to add a claim against TON for breach of contract for failure to pay the Start Note. We believe we have valid defenses to the claims raised by Start and to its purported calculation of any damages. However, in the event that TON is required to pay the full principal amount of the Notes, absent a negotiated, out-of-court financial restructuring, TON may be forced to seek protection under chapter 11 of the Federal Bankruptcy Code, which could trigger a default on our Credit Facility.
     The XOC Note and the accrued interest payable from TON to XOC, and the related note and interest receivable of XOC from TON, are intercompany balances and, in accordance with the principles of consolidation, have been eliminated in the consolidation of the financial statements. The Start Note and the related accrued interest payable, totaling approximately $8.3 million, are included in other current liabilities in our Condensed Consolidated Balance Sheet.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The XO Communications, Inc. annual meeting of shareholders was held on May 9, 2005 in New York, New York.
     At the 2005 annual meeting of shareholders, the shareholders elected the following individuals to the Board of Directors for the succeeding year and until their successors are duly qualified and elected:

	Votes For	Votes Withheld
Carl C. Icahn	129,371,004	1,117,934
Carl J. Grivner	129,382,705	1,106,233
Adam Dell	129,423,773	1,065,165
Vincent J. Intrieri	129,389,651	1,102,287
Keith Meister	129,387,177	1,101,761
Robert Knauss	129,420,266	1,068,672
Fredrik Gradin	129,425,819	1,063,119
Jon F. Weber	129,389,369	1,099,569
Item 5. Other Information
     None.

Item 6. Exhibits

31.1	Rule 13a — 14(a)/15(d) — 14(a) Certification

31.2	Rule 13a — 14(a)/15(d) — 14(a) Certification

32.1	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.
Date: August 9, 2005	By:	/s/ William Garrahan
William Garrahan
Senior Vice President and Acting Chief Financial Officer (Principal Financial Officer)