Form 10-Q
period 2005-09-30
XO COMMUNICATIONS INC
filed 2005-11-09
CIK 1111634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐
     As of November 7, 2005, the number of shares of common stock of XO Communications, Inc. issued and outstanding was 181,933,035.

XO Communications, Inc. and Subsidiaries
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
XO Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$271,643	$233,989
Marketable securities and other investments	8,559	17,300
Accounts receivable, net of allowance for doubtful accounts of $39,120 at September 30, 2005 and $38,981 at December 31, 2004, respectively	138,732	150,101
Other current assets	29,542	50,864

Total current assets	448,476	452,254
Property and equipment, net	742,447	820,536
Broadband wireless licenses, net	42,109	46,854
Other intangibles, net	61,029	93,012
Other assets, net	44,614	46,729

Total assets	$1,338,675	$1,459,385

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,080	$88,010
Other current liabilities	207,580	241,532

Total current liabilities	295,660	329,542
Long-term debt and accrued interest payable	391,887	366,247
Other long-term liabilities	67,623	73,691

Total liabilities	755,170	769,480
Class A convertible preferred stock	213,817	204,353
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: 4,000,000 shares of Class A convertible preferred stock issued and outstanding on September 30, 2005 and December 31, 2004	—	—
Warrants and common stock, par value $0.01 per share, 1,000,000,000 shares authorized: 181,933,035 shares issued and outstanding on September 30, 2005 and December 31, 2004	980,048	989,511
Deferred compensation	(443)	(574)
Accumulated other comprehensive income	1,180	4,712
Accumulated deficit	(611,097)	(508,097)

Total stockholders’ equity	369,688	485,552

Total liabilities, convertible preferred stock and stockholders’ equity	$1,338,675	$1,459,385

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2005	2004
Revenue	$358,672	$391,885

Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	147,009	161,946
Selling, operating, and general	177,712	209,427
Depreciation and amortization	57,269	56,739

Total costs and expenses	381,990	428,112

Loss from operations	(23,318)	(36,227)
Interest income	2,488	554
Investment (loss) gain, net	(676)	487
Interest expense, net	(9,128)	(6,593)

Net loss	(30,634)	(41,779)

Preferred stock accretion	(3,221)	(1,839)

Net loss applicable to common shares	$(33,855)	$(43,618)

Net loss per common share, basic and diluted	$(0.19)	$(0.24)

Weighted average shares, basic and diluted	181,933,035	181,933,035

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2004
Revenue	$1,082,341	$931,013

Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	432,955	390,729
Selling, operating, and general	557,179	542,129
Depreciation and amortization	176,731	112,501

Total costs and expenses	1,166,865	1,045,359

Loss from operations	(84,524)	(114,346)
Interest income	6,308	2,147
Investment gain (loss), net	936	(2,851)
Interest expense, net	(25,720)	(19,044)

Net loss	(103,000)	(134,094)

Preferred stock accretion	(9,464)	(1,839)

Net loss applicable to common shares	$(112,464)	$(135,933)

Net loss per common share, basic and diluted	$(0.62)	$(0.89)

Weighted average shares, basic and diluted	181,933,035	152,479,324

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(103,000)	$(134,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	176,731	112,501
Accrual of interest	25,640	19,746
Stock-based compensation	131	316
Realized (gain) loss on investments	(936)	5,632
Changes in assets and liabilities:
Accounts receivable	11,369	(26,024)
Other assets	(1,993)	(14,921)
Accounts payable	1,466	10,932
Accrued liabilities	(37,844)	(3,260)

Net cash provided by (used in) operating activities	71,564	(29,172)

INVESTING ACTIVITIES:
Capital expenditures	(63,309)	(72,756)
Cash paid for acquired businesses	—	(324,698)
Sales of marketable securities and investments	6,145	21,186
Purchases of marketable securities and investments	—	(36,413)
Release of escrow account	25,430	—

Net cash used in investing activities	(31,734)	(412,681)

FINANCING ACTIVITIES:
Repayments of long term debt and capital leases	(2,176)	(199,072)
Proceeds from issuance of common stock	—	197,612
Proceeds from issuance of preferred stock, net	—	199,427
Proceeds from exercise of stock options	—	2,714

Net cash (used in) provided by financing activities	(2,176)	200,681

Net increase (decrease) in cash and cash equivalents	37,654	(241,172)

Cash and cash equivalents, beginning of period	233,989	478,560

Cash and cash equivalents, end of period	$271,643	$237,388

SUPPLEMENTAL DATA:
Cash paid for interest	$2,270	$1,798
Stock issued for acquired businesses	$—	$311,307
Assets and obligations acquired through capital lease	$—	$2,765
See accompanying notes to condensed consolidated financial statements.

XO Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Wireline Business Sale
     On November 4, 2005, XO Communications, Inc. (“XOC”) and XO Holdings, Inc. (“Seller”) entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) that provides for the sale (the “Equity Sale”) of XO’s national wireline telecommunications business (the "Wireline Business") through the sale of all of the outstanding LLC interests in XO Communications, LLC, a newly formed, wholly-owned subsidiary of Seller (“XO LLC”) for an aggregate purchase price of $700 million in cash. Following the sale, the Seller will retain XOC’s fixed broadband wireless spectrum assets. The Equity Purchase Agreement is the culmination of an extensive process established by XOC over a period of several months during which multiple bids for the wireline business of the XOC, as well as other strategic alternatives, were evaluated by a Special Committee of the XOC’s Board of Directors. The winning bidder was Elk Associates LLC (“Buyer”), an entity owned by XOC’s controlling stockholder, Carl Icahn, which has executed the Equity Purchase Agreement to purchase the wireline business.
     Wireline Business Overview
     XOC, through its subsidiaries (collectively referred to as the “Company” or “XO”), owns and operates an integrated metropolitan and nationwide fiber optic network that provides a comprehensive array of telecommunications services to business customers in over 70 United States markets. Voice services include local and long distance services, prepaid calling card processing and interactive voice response systems. Data services include Internet access, private data networking and hosting services. XOC, through its subsidiaries, also offers integrated voice and data services in flat rate “bundled” packages.
      Fixed Wireless Business Overview
      In addition to the Wireline Business, through its wholly owned subsidiary, XO LMDS Holdings No. 1, Inc. (“LMDS Co.”), XO owns licenses to deliver telecommunications services via local multipoint distribution service (“LMDS”) wireless spectrum in more than 70 U.S. cities. LMDS Co. currently offer wireless T-1s, wireless dedicated internet access, and wireless Ethernet services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of less than five miles. LMDS Co. currently operates in Los Angeles, San Diego, and Miami, is deploying networks in ten additional cities and anticipates expanding its market presence to more than 50 major U.S. cities. Management believes that LMDS Co.’s customers for fixed wireless communications products are mobile wireless and wireline telecommunications carriers and large commercial enterprises that require network access, optimization, and redundancy. LMDS Co.’s products are attractive to telecommunications carriers because they provide critical telecommunications links within their networks without requiring them to construct their own facilities or purchase capacity from the regional incumbent local exchange carrier (“ILEC”), LMDS Co.’s products also provide carriers and end-users with network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters, terrorism, or other disruptions to traditional, terrestrial telecommunications networks.
      The Company’s Fixed Wireless Business provides services in an emerging market and is subject to the inherent risks of early stage enterprises. The Company anticipates making significant capital expenditures to purchase equipment, acquire service and hub locations, further develop its information technology systems, and otherwise continue the growth and development of its fixed wireless business. Because the Fixed Wireless Business is in the early stages of development, it did not contribute to our revenues as reported in the accompanying financial statements, and did not contribute materially to our expenses or cash flows.
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
     In the first, second and third quarters of 2005, the Company resolved certain billing disputes, had settlements with telecommunications service providers, and revised certain estimates related to liabilities assumed in relation to the Acquired Businesses. These favorable dispute resolutions, settlements and estimate revisions resulted in reductions in cost of service of approximately $8.5 million and $32.9 million for the three and nine months ended September 30, 2005, respectively, and $3.0 and $8.9 million for the comparable periods in 2004.
     Adjustments
     In the second quarter of 2005, in conjunction with a review of certain accounting policies, the Company determined that it was not applying the proper generally accepted accounting principles to lease escalation provisions contained in certain of its operating leases since its emergence from bankruptcy in January 2003. Additionally, the Company determined that depreciation expense related to certain assets had been calculated using lives inconsistent with the Company’s depreciation policy, and that certain leasehold improvements had not been expensed when the related lease contract had been terminated prior to the end of the original lease term. Accordingly, an adjustment of $8.3 million was recorded to increase selling, operating and general expenses and other current liabilities, and an adjustment of $2.5 million was recorded to increase depreciation expense and to reduce Property and Equipment, net during the three months ended June 30, 2005. The impact of these adjustments would have increased selling operating and general expense by approximately $4.5 million, $3.3 million, and $0.5 million for the years ended December 31, 2003, December 31, 2004 and the three months ended March 31, 2005, respectively, and would have increased depreciation expense by approximately $0.5 million, $1.0 million, and $1.0 million for the years ended December 31, 2003, December 31, 2004 and the three months ended March 31, 2005, respectively had they been recorded in the appropriate periods. The Company has concluded that these adjustments are immaterial to the financial statements on both a quantitative and qualitative basis for previously issued financial statements, and to the estimated results of operations for the year ending December 31, 2005. Accordingly, the adjustments have been made in the current period financial statements. These adjustments do not affect the Company’s historical or future cash flows or the timing of payments under the relevant leases.
     Net Income (Loss) Per Share
     Net income (loss) per common share, basic and diluted, is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options, warrants, and the Class A convertible preferred stock are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statement of operations. As of September 30, 2005, the Company has options outstanding to purchase approximately 10.6 million shares of common stock of which 6.2 million are exercisable and exercisable warrants to purchase shares up to an additional 23.7 million shares of common stock that can further dilute investors, if exercised.

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

	Three months ended
	September 30,
	2005	2004
Expected volatility	61.0%	63.0%
Risk free interest rate	4.0%	3.4%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Fair value per share at grant date	$0.85	$1.71

	Nine months ended
	September 30,
	2005	2004
Expected volatility	61.0%	63.0%
Risk free interest rate	3.7%	3.1%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Fair value per share at grant date	$0.95	$2.23
     The Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, if the Company had used the fair value method would have been as follows (dollars in thousands, except per share data):

	Three months ended September 30,
	2005	2004
Net loss applicable to common shares, as reported	$(33,855)	$(43,618)
Add: Stock-based employee compensation expense included in net loss, as reported	20	90
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(1,452)	(2,378)

Pro forma net loss applicable to common shares	$(35,287)	$(45,906)

Net loss per common share, basic and diluted — as reported	$(0.19)	$(0.24)

Net loss per common share, basic and diluted — pro forma	$(0.19)	$(0.25)

	Nine months ended September 30,
	2005	2004
Net loss applicable to common shares, as reported	$(112,464)	$(135,933)
Add: Stock-based employee compensation expense included in net loss, as reported	131	316
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(4,877)	(6,479)

Pro forma net loss applicable to common shares	$(117,210)	$(142,096)

Net loss per common share, basic and diluted — as reported	$(0.62)	$(0.89)

Net loss per common share, basic and diluted — pro forma	$(0.64)	$(0.93)

     The XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”) was adopted in January 2003 and amended and restated in July 2003. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The Company granted a total of 23,000 options during the three months ended September 30, 2005. The Company granted a total of 365,500 options during the nine months ended September 30, 2005.
     Comprehensive Loss
     Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments. The following table reflects the Company’s calculation of comprehensive loss for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended
	September 30,
	2005	2004
Net loss applicable to common shares	$(33,855)	$(43,618)
Other comprehensive loss:
Net unrealized (losses) gains on investment	(220)	(1,410)

Comprehensive loss	$(34,075)	$(45,028)

	Nine Months Ended
	September 30,
	2005	2004
Net loss applicable to common shares	$(112,464)	$(135,933)
Other comprehensive loss:
Net unrealized (losses) gains on investment	(3,000)	1,610
Reclassification adjustment for gain included in net income	(532)	—

Comprehensive loss	$(115,996)	$(134,323)

     Long-Lived Assets
     Long-lived assets include property and equipment, broadband wireless licenses, and intangible assets to be held and used. Long-lived assets, excluding intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of September 30, 2005. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.
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

     The Company’s Broadband Wireless Licenses are currently considered finite life assets as the Company has no history of success or failure for renewing licenses upon expiration. Accordingly, these assets are accounted for in accordance with SFAS No. 144. The Company’s Broadband Wireless Licenses in New York City are currently scheduled to expire in the first quarter of 2006. The Company has filed applications with the Federal Communications Commission (FCC) to extend the deadlines for the expiration of those licenses, but the FCC has not yet granted those applications. If the Company is successful in extending the expiration date of those licenses, it will reassess its accounting policy whereby it amortizes the licenses over the portion of the original license term remaining after the license is placed into service, or 10 years, whichever is shorter, and will consider classifying the assets as indefinite life assets, thereby accounting for the licenses in accordance with SFAS No. 142.
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
2. BUSINESS COMBINATION
     On June 23, 2004, XO completed the acquisition of all of the local exchange carrier businesses (the “Acquired Businesses”) of Allegiance Telecom, Inc. (“ATI”) under the terms of the Asset Purchase Agreement ( the “Purchase Agreement”) entered into on February 18, 2004 by and among the Company, ATI and Allegiance Telecom Company Worldwide (together with ATI, “Allegiance”), and approved by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on February 19, 2004. Allegiance and its direct and indirect subsidiaries operated as debtors-in-possession under the Bankruptcy Code from May 14, 2003 to June 23, 2004. Allegiance was a facilities-based national local exchange carrier that provided integrated telecommunications services to business, government and other institutional customers in 36 major metropolitan areas across the United States. Allegiance’s service offerings included voice, data, and integrated telecommunications services. XO did not acquire Allegiance’s customer premises installation and maintenance business, shared hosting business, or dedicated dial-up Internet access service business.
     The results of operations for the Acquired Businesses are included in the accompanying consolidated financial statements from the Closing Date through September 30, 2005. The following is unaudited actual and pro forma financial information of the Company assuming the Allegiance acquisition had occurred at the beginning of the periods presented (dollars in thousands, except share and per share data):

	Nine Months ended September 30,
	2005	2004
	actual	pro forma
Revenue	$1,082,341	$1,160,346
Net loss applicable to common shares	$(112,464)	$(189,806)
Net loss per common share — basic and diluted	$(0.62)	$(1.05)
Weighted average shares — basic and diluted	181,933,035	181,297,833
3. MARKETABLE SECURITIES AND OTHER INVESTMENTS
     The amortized cost, gross unrealized gains and losses and fair value of the equity securities available-for-sale as of September 30, 2005 and December 31, 2004, are in the following table. Other investments as of September 30, 2005 and December 31, 2004 consist of investments in the debt of McLeodUSA, Inc (“McLeod”). (dollars in thousands):

				Gross
			Gross	Unrealized
			Unrealized	Holding
	Fair Value	Cost Basis	Holding Gains	(Losses)
As of September 30, 2005
Equity securities	$2,720	$1,540	$1,180	$—
Other investments	5,839	5,839	—	—

Total marketable securities and other investments	$8,559	$7,379	$1,180	$—

As of December 31, 2004
Equity securities	$6,417	$1,705	$4,712	$—
Other investments	10,883	10,883	—	—

Total marketable securities and other investments	$17,300	$12,588	$4,712	$—

     During the three months ended September 30, 2005, the fair value of McLeod’s debt significantly declined. The Company has deemed this decline other than temporary and, accordingly, has recognized a loss of $0.7 million in Investment gain or loss, net in the accompanying statements of operations.
     In October 2005, McLeod filed for bankruptcy protection. See Note 8 for further information.
4. LONG-LIVED ASSETS
     XO’s long-lived assets include property and equipment, broadband wireless licenses, and identifiable intangible assets to be held and used.
     Property and Equipment
     Property and equipment consisted of the following components (dollars in thousands):

	September 30,	December 31,
	2005	2004
Telecommunications networks and acquired bandwidth	$727,677	$675,844
Furniture, fixtures, equipment, leasehold improvements and other	251,474	236,788

	979,151	912,632
Less: accumulated depreciation	(343,321)	(208,032)

	635,830	704,600
Construction-in-progress and undeployed assets	106,617	115,936

	$742,447	$820,536

     Depreciation expense for the three and nine months ended September 30, 2005 was $44.8 million and $140.0 million, respectively, and for the three and nine months ended September 30, 2004 was $45.3 million and $87.3 million, respectively. Assets classified as construction-in-progress and undeployed assets are not being depreciated as they have not yet been placed in service. During the three and nine months ended September 30, 2005, XO capitalized interest on construction costs of $1.0 million and $2.8 million, respectively and for the three and nine months ended September 30, 2004 capitalized interest of $1.2 million and $3.1 million, respectively.
     Broadband Wireless Licenses and Other Intangibles
     Broadband wireless licenses and other intangible assets consisted of the following components (dollars in thousands):

	September 30,	December 31,
	2005	2004
Broadband wireless licenses	$59,508	$59,508
Customer relationships	112,366	112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	187,068	187,068
Less: accumulated amortization	(100,592)	(63,864)

	86,476	123,204
XO Trade name — indefinite life asset	16,662	16,662

	$103,138	$139,866

      Amortization expense related to intangible assets for each of the three and nine months ended September 30, 2005 was $12.4 million and $36.7 million, respectively and for each of the three and nine months ended September 30, 2004 was $11.5 million and $25.2 million, respectively.
      As of September 30, 2005, the Company had approximately $23.5 million of Broadband Wireless licenses that have not yet been placed in service and, accordingly, are not currently being amortized.
5. LONG-TERM DEBT
     The Company has a secured credit facility (the “Credit Facility”) which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At September 30, 2005, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors (“Mr. Icahn”). At September 30, 2005, long-term debt consisted of $385.3 million in principal and $6.6 million of accrued interest that, if not paid, converts to principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for four consecutive quarters exceeds 4:1, XO would be required to pay cash interest, unless waived by the lenders. The Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At September 30, 2005, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 9.23%.
     The security for the Credit Facility consists of all assets of XO including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. The Company was originally required to achieve a minimum consolidated EBITDA of not less than $175.0 million for the twelve-month period ended September 30, 2005. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25 million at the end of each fiscal quarter.
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
     On November 4, 2005, XOC and Seller entered into the Equity Purchase Agreement that provides for the Equity Sale. The proceeds from the Equity Sale will be used to repay XO’s outstanding long-term debt, to offer to redeem, at the closing of the Equity Sale, XO’s outstanding preferred stock and to fund growth and development of the wireless business.
6. RELATED PARTY TRANSACTIONS
     Various entities controlled by Mr. Icahn hold the following interests in XO:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock
At December 31, 2004	Greater than 50%	Greater than 40%	Greater than 90%	95%
At September 30, 2005	Greater than 50%	Greater than 40%	Greater than 90%	95%
     As a result of his majority ownership, Mr. Icahn can elect all of the Company’s directors, appoint the members of the committees of the Board of Directors, appoint key members of the executive management team, and appoint the Company’s auditors. Currently, Mr. Icahn is Chairman of the Board of Directors and three employees of Icahn Associates are members on the Board of Directors and various Committees of the Board of Directors. Under applicable law and XO’s Certificate of Incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all the Company’s assets, and amendments to the Company’s Certificate of Incorporation and by-laws.
     Mr. Icahn, through various entities that he owns or controls, has the right to require XO to register, under the Securities Act of 1933, shares of XO’s Common Stock held by such entities and to include shares of XO’s Common Stock held by them in certain registration statements filed by XO.
     The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. The total revenue recognized on such services for the three months ended September 30, 2005 and 2004 was $0.7 million and $0.6 million, respectively. The total revenue recognized on such services for the nine months ended September 30, 2005 and 2004 was $2.5 million and $1.3 million, respectively.
     During the three months ended September 30, 2004, the Company purchased approximately $0.1 million in services from companies affiliated with Mr. Icahn. During the nine months ended September 30, 2005 and 2004, the Company purchased approximately $0.6 million and $0.5 million, respectively, in services from companies affiliated with Mr. Icahn.
     During the three months ended September 30, 2005 and 2004, the Company purchased approximately $0.3 million in hardware and services from Dell Computers, Inc. During the nine months ended September 30, 2005 and 2004, the Company purchased approximately $0.8 million and $0.5 million, respectively, in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO director, is the brother of Mr. Michael Dell, the Chairman of Dell Computers, Inc.
     On November 4, 2005, XOC and Seller entered into the Equity Purchase Agreement that provides for the sale (the “Equity Sale”) of XO’s national wireline telecommunications business through the sale of all of the outstanding LLC interests in XO Communications, LLC, a newly formed, wholly-owned subsidiary of Seller (“XO LLC”) for an aggregate purchase price of $700 million in cash.
     As part of the Equity Sale, Buyer and Seller have agreed that that certain Tax Allocation Agreement, dated as of January 16, 2003, by and between XO and Starfire Holding Corporation, beneficial holder of approximately 61% of the Company’s Common Stock and an affiliate of our Chairman and controlling stockholder, Mr. Carl C. Icahn, will be terminated as a condition to the closing of the Equity Sale. In addition, as a result of the Equity Sale, the tax attributes of the wireline business will remain with that business following the Closing.
     In connection with the execution of the Equity Purchase Agreement and in order to induce XO and Seller to enter into the Equity Purchase Agreement, Cardiff Holding LLC (“Cardiff”), who beneficially owns approximately 61% of XO’s Common Stock, entered into a Stockholder Voting Agreement, dated as of November 4, 2005 (the “Stockholder Agreement”), pursuant to which Cardiff has agreed, among other things, to vote its shares in certain events in accordance with the recommendation of the Special Committee. The Buyer’s obligations of payment and performance pursuant to the Equity Purchase Agreement are guaranteed pursuant to a Guaranty, dated as of November 4, 2005 (the “Guaranty”) with Thornwood Associates Limited Partnership, an affiliate of Mr. Icahn.
7. COMMITMENTS AND CONTINGENCIES
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
     Allegiance Telecom Liquidating Trust Litigation
     In August 2004, the Company filed an administrative claim (the "Administrative Claim") against the Allegiance Telecom Liquidating Trust (the "ATLT"), the successor to the assets and liabilities of Allegiance Telecom, Inc. that the Company did not acquire. The Company has claimed that it is entitled to approximately $50 million in damages related to a variety of actions taken by Allegiance and the ATLT. The ATLT filed a counterclaim against the Company in November 2004 seeking damages of approximately $100 million. The case went to trial in the United States Bankruptcy Court for the Southern District of New York on May 2, 2005 and has not yet been decided. After the trial, the ATLT reduced its counterclaim to approximately $27.2 million. The Company has pursued its claims against the ATLT, and has disputed the ATLT counterclaim as being frivolous and without merit. There can be no assurance, however, that the Company will be successful in recovering the damages to which it believe it is entitled, or that it will successfully defend itself against the ATLT counterclaim, in which case our financial condition and results of operations could be materially and adversely affected.
     As of September 30, 2005, XO had $8.0 million recorded in other current assets related to certain payments made by XO on behalf of the Unacquired Businesses that XO believes is reimbursable by the ATLT. Other than this amount, the accompanying financial statements do not include any impact from the Administrative Claim.
     Prior to the acquisition of the Acquired Businesses, XO purchased $92.5 million in face value of unsecured Allegiance debt securities (the “Debt Claim”). Consequently, XO is a claimant in Allegiance’s bankruptcy. It is difficult to assess how much of the Debt Claim XO will recover, or when the recovery will be paid. This assessment could change based upon the total amount of the claims the ATLT is directed to pay, including the Administrative Claim and the Debt Claim, the amount of administrative costs that it incurs, and the value of its assets, including 45.4 million shares of XO’s common stock it received in consideration of the sale of the Acquired Businesses. The estimated fair value of the XO Debt Claim of approximately $26.1 million is recorded in other noncurrent assets in the Condensed Consolidated Balance Sheets as of September 30, 2005.
 Cox Communications, Inc. Dispute
     In July 2001, the Company entered into an indefeasible right of use agreement, (the “IRU Agreement”), with Cox Communications Las Vegas (“Cox”) under which the Company leased certain fiber optic facilities in the Las Vegas, Nevada area. In January 2004, Cox delivered an invoice for approximately $2.8 million for services under the IRU Agreement for charges dating back to July 2001 that had not previously been billed. In July 2004, the Company informed Cox that it was disputing the invoice, alleging that the fees billed were incorrectly calculated. The parties in accordance with the terms of the IRU Agreement, are proceeding to binding arbitration. The Company has filed a $3.2 million counterclaim in that arbitration to recover previously paid amounts that were incorrectly billed by Cox. Because the parties’ obligations under the IRU Agreement are ongoing, the amounts in dispute and the counterclaim increase monthly. Cox has claimed an aggregate of $4.0 million in respect of such dispute. Arbitration is pending.
     In September 2005, the Company requested a renewal of the IRU Agreement upon its expiration in April 2006. Cox has declined to renew the IRU Agreement to date, alleging that the Company is in default, as such term is defined in the IRU Agreement, based on the ongoing dispute. If Cox is successful in their assertion and declines to renew the IRU Agreement, our ability to provide services to customers in the Las Vegas area at competitive rates will be adversely affected.

8. SUBSEQUENT EVENTS
      Start Settlement
      Start Investments Inc. (“Start”) was XOC’s 10% minority partner in Telecommunications of Nevada (“TON”), a Nevada joint venture company whose results of operations are consolidated into the accompanying financial statements. XOC and Start held promissory notes (“the Notes”) from TON for $63.5 million (the “XOC Note”) and $7.1 million (the “Start Note”), respectively. The Notes became due in December 2002 and were not paid or extended on that date. Start filed a suit against TON and XOC in October 2003, which alleged that XOC had tortiously interfered with Start’s contractual relations with TON and breached its duty of good faith and fair dealing. In July 2005, Start moved to amend its complaint to add a claim against TON for breach of contract for failure to pay the Start Note. In October 2005, XO and TON reached a settlement agreement with Start whereby $9.5 million was paid to Start in exchange for the cancellation of the Start Note and the remaining 10% share of TON, making TON a wholly owned subsidiary of XOC.
      As of September 30, 2005, the XOC Note and the accrued interest payable from TON to XOC, and the related note and interest receivable of XOC from TON, are inter-company balances and, in accordance with the principles of consolidation discussed in Note 1, have been eliminated in the consolidation of the financial statements. The Start Note and the related accrued interest payable, totaling approximately $8.4 million, are included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet, and was paid in the fourth quarter in accordance with the terms of the settlement. The remaining $1.1 million under the terms of the settlement was attributed to the acquisition of the remaining 10% interest in TON from start and will be recorded in the Consolidated Financial Statements in the fourth quarter.
      McLeodUSA Bankruptcy
      On October 28, 2005, McLeod filed for chapter 11 bankruptcy protection. XO currently holds McLeod junior debt securities, which are included in marketable securities and other investments in the accompanying balance sheet at a value of approximately $5.8 million. McLeod’s proposed plan of reorganization would convert all of its outstanding junior debt into new common stock, and its existing common stock would be canceled. It is too early to determine whether the proposed plan of reorganization will be approved by McLeod’s creditors, which includes XO, and ultimately how that would impact our investment.
      Equity Purchase Agreement
      On November 4, 2005, XOC and Seller entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) that provides for the sale (the “Equity Sale”) of XO’s national wireline telecommunications business through the sale of all of the outstanding LLC interests in XO Communications, LLC, a newly formed, wholly-owned subsidiary of Seller (“XO LLC”) for an aggregate purchase price of $700 million in cash. Following the sale, the Seller will retain the XOC’s fixed broadband wireless spectrum assets.
      The proceeds from the sale of the wireline business will be used to repay XO’s outstanding long-term debt, to offer to redeem, at the closing of the sale, XO’s outstanding preferred stock and to fund growth and development of the wireless business. Once the sale is completed, the wireless business will be debt-free and is currently expected to have in excess of $300 million in cash to fund its operations and for other corporate purposes. The Company’s wireless services have already been made available to businesses and wireless service providers in select markets and, using its cash position and new strong balance sheet, the Company plans to launch its services on a wider basis in the near future. The transaction is anticipated to close in late 2005 or early 2006.
      The Equity Purchase Agreement is the culmination of an extensive process established by the Company over a period of several months during which multiple bids for the wireline business of the Company, as well as other strategic alternatives, were evaluated by a Special Committee of the Company’s Board of Directors. The winning bidder was Elk Associates LLC (“Buyer”), an entity owned by XO’s controlling stockholder, Carl Icahn, which has executed the Equity Purchase Agreement to purchase the wireline business. However, as provided in the Equity Purchase Agreement, the Company and the Special Committee remain open to consideration of superior proposals from third parties in certain events, subject to paying Buyer a break-up fee of 1% of the consideration payable in the transaction in the event that the Company receives and determines to accept a superior proposal.
      The Special Committee overseeing this process consists solely of non-management directors who are not affiliated with Mr. Icahn. The Special Committee led the negotiation of the terms of the Equity Purchase Agreement with Buyer on behalf of the Company and, after receiving the opinion of the Company’s financial advisor, Jefferies & Co., Inc., to the effect that the consideration to be received by the Company in the transaction is fair to the Company from a financial point of view, approved the Equity Purchase Agreement and recommended its approval by the Board of Directors of the Company. Completion of the transaction will be subject to a number of conditions, including shareholder approval.
      Pursuant to the Equity Purchase Agreement, the Company will effect a restructuring merger whereby the Company will merge with and into XO LLC with XO LLC being the surviving entity (the “Restructuring Merger”). Upon consummation of the Restructuring Merger, each share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) outstanding immediately prior to the consummation of the Restructuring Merger will be exchanged for a share of common stock, par value $0.01 per share, of Seller (“Holdings Common Stock”). Additionally, each share of preferred stock, par value $0.01 per share, warrant and stock option of the Company outstanding immediately prior to the Restructuring Merger will be convertible at the option of the holder into shares of Holdings Common Stock. Immediately after the consummation of the Restructuring Merger, XO LLC will distribute 100% of the outstanding shares of common stock of LMDS Holdings, Inc. (“LMDS Co.”) to Seller, at which time LMDS Co. will become a wholly owned subsidiary of Seller (the “LMDS Transfer”). Upon consummation of the Restructuring Merger and the LMDS Transfer, the Buyer and Seller will complete the Equity Sale.
     The Equity Purchase Agreement contains certain termination rights for both Buyer and Seller, including a provision that would allow the Board, upon the recommendation of the Special Committee, to terminate the Equity Purchase Agreement and enter into a definitive agreement with respect to a superior proposal after negotiation with the party making the superior proposal and Buyer to get the highest bid. If the Board, upon the recommendation of the Special Committee, exercises its right to terminate the Equity Purchase Agreement in connection with a superior proposal, the Company would be required to pay the Buyer a break-up fee of 1%, or $7 million.
     In connection with the execution of the Equity Purchase Agreement and in order to induce the Company to enter into the Equity Purchase Agreement, Cardiff Holding LLC (“Cardiff”), who beneficially owns approximately 61% of the Company Common Stock, entered into a Stockholder Voting Agreement, dated as of November 4, 2005 (the “Stockholder Agreement”), pursuant to which Cardiff has agreed, among other things, to vote its shares in certain events in accordance with the recommendation of the Special Committee. The Buyer’s obligations of payment and performance pursuant to the Equity Purchase Agreement are guaranteed pursuant to a Guaranty, dated as of November 4, 2005 (the “Guaranty”) with Thornwood Associates Limited Partnership, an affiliate of Mr. Icahn.

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
•	our services, including the development and deployment of data products and services based on Internet protocol, or IP, Ethernet and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network and back office systems, including with respect to the development of IP protocols;

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	trends related to and expectations regarding the results of operations in future periods, including but not limited to those statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations below; and

•	the impact of judicial decisions, legislation, and regulatory developments on our cost structure, services, and marketing initiatives.
     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the “Liquidity Assessment” discussions set forth below and the “Risks and Uncertainties” discussion and the “Risk Factors” section of our Annual Report on form 10-K for the year ended December 31, 2004, or the 2004 Annual Report, including, but not limited to:
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
Management Overview
Wireline Business Sale
     On November 4, 2005, XOC and XO Holdings, Inc., or Seller, entered into an equity purchase agreement, the Equity Purchase Agreement, that provides for the sale, the Equity Sale, of XO’s national wireline telecommunications business through the sale of all of the outstanding LLC interests in XO Communications, LLC, a newly formed, wholly-owned subsidiary of Seller (“XO LLC”) for an aggregate purchase price of $700 million in cash. The proceeds from the Equity Sale will be used to repay XO’s outstanding long-term debt, to offer to redeem, at the closing of the Equity Sale, XO’s outstanding preferred stock and to fund growth and development of the wireless business.
Wireline Business
     We provide a comprehensive array of wireline telecommunications services to business customers. We provide our services, including local and long distance voice using both traditional delivery methods and Voice over Internet Protocol, or VoIP, Internet access, private data networking and hosting services, through our national telecommunications network, which consists of more than 9,000 route miles of fiber optic lines connecting 953 unique Incumbent Local Exchange Carrier, or ILEC, end-office collocations in 37 U.S. cities. We market our services primarily to business customers, ranging from small and medium businesses to Fortune 500 companies to telecommunications carrier and wholesale customers. Our services offer an effective telecommunications solution for nearly any business, and our national telecommunications network is particularly advantageous to multi-location businesses that desire to improve telecommunications among their locations, whether within a single metropolitan area or across the country.
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
     On April 18, 2005, we launched the Company’s initial Voice over Internet Protocol, or VoIP, product, named XOptions Flex, in 45 major metropolitan markets which includes more than 1,000 cities nationwide. We later expanded the product offering to two additional markets. XO’s VoIP product enables customers to utilize “dynamic bandwidth allocation” to maximize the utilization of their bandwidth by allocating it for data applications during periods when voice lines are idle. XOptions Flex bundles local and long distance calling, dedicated Internet access and web hosting services for a flat monthly price. On September 20, 2005, we announced that we had signed our 1,500th customer of XOptions Flex, demonstrating the strong demand by small and medium-sized businesses for VoIP solutions that are simple, flexible and cost-effective.
Fixed Wireless Business
     Following the Equity Sale, we will focus our business on the delivery of broadband, fixed wireless communications services via our exclusively-licensed Local Multipoint Distribution Service, or LMDS, wireless spectrum. Through our wholly-owned subsidiary, LMDS Holdings No. 1, Inc., or LMDS Co., we currently offer wireless T-1s, wireless dedicated internet access, and wireless Ethernet services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of less than five miles. We currently operate in Los Angeles, San Diego, and Miami, are deploying networks in ten additional cities and we anticipate expanding our market presence to more than 50 major U.S. cities.
     Our primary customers for fixed wireless communications products are mobile wireless and wireline telecommunications carriers and large commercial enterprises that require network access, optimization, and redundancy. We believe that our products are attractive to telecommunications carriers because they provide critical telecommunications links within their networks without requiring them to construct their own facilities or purchase capacity from the regional incumbent local exchange carrier, or ILEC. Our products also provide carriers as well as end-user customers network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters, terrorism, or other disruptions to the traditional, terrestrial telecommunications network.
     Among other factors, the demand for our fixed wireless communications services has increased due to:
•	Projected increases in bandwidth needs of mobile wireless carriers, precipitated by customer adoption of higher bandwidth cellular services such as third generation (3G) and Evolution Data Only (EV-DO) entertainment and media services delivered to mobile wireless devices;

•	the decline in the costs of purchasing and deploying wireless communications equipment;

•	a greater recognition of the need for redundancy in the technologies included in communications networks; and

•	the increased costs of fiber and copper network facilities due to FCC rulemaking permitting the ILECs to increase prices for such facilities.

    Our strategy for developing our fixed wireless communications business includes:
     Key Focus on Telecommunications Carriers. Our products are targeted to mobile wireless and wireline telecommunications carriers. Such carriers have ongoing network expenses that can be directly decreased by deployment of products over measurable periods, permitting us to demonstrate a clearly-defined value proposition to such prospective customers.
     Demand-Driven Network Expansion. Our strategy is to deploy equipment to enable product delivery only upon completion of successful pre-marketing and sales efforts. Our initial deployments since 2003 have been driven by completed customer sales, and our recent deployments in Florida were driven by an executed contract with a national wireless carrier. As we make additional sales in an existing market, we anticipate leveraging our operating cash flow to leverage buildout in that market, as well as supplement capital expenditures required to offer services in new markets.
     Competitive Pricing. Capital costs to provide fixed wireless services have decreased substantially since 2003. We plan to take advantage of these favorable economics to provide wireless services that in many cases will be priced competitively with services offered through traditional, wireline facilities.
     Synthesize New Technologies into Comprehensive Solutions. We anticipate that we will synthesize developing wireless communications technologies to remain at the forefront of fixed wireless communications solutions. We believe that the IT and telecom industries, and the wireless industry in particular, are moving toward a pure Internet Protocol, or IP, environment, and these services will be among the most demanded by high-bandwidth telecommunications retail and enterprise customers. In particular, the market for metro Ethernet services has been forecasted to grow at a compound annual growth rate up to 50% through 2008. Combining Ethernet and IP-based solutions will allow us to serve carriers who are in turn seeking to meet the customer demand for Voice over Internet Protocol (VoIP) service and Ethernet services.
     LMDS Spectrum Licenses. We hold 91 licenses to the LMDS wireless spectrum (27.5 to 31.3 GHz) and ten 39 GHz licenses. These holdings cover 95% of the population in the thirty largest markets in the U.S.
     Deployment of Other Wireless Technologies. While our business is focused on the delivery of our network solutions to telecommunications carriers, we also plan to explore other Line of Sight and Non-Line of Sight licensed and non-licensed spectrum opportunities. Recent technology innovations are providing significant opportunities for wireless last mile solutions. These technologies leverage the advantages of IP centric communications and should be highly complementary to new services such as VoIP. We view the potential use of these technologies as synergistic to its deployment of services using our LMDS assets. Combining a lower speed last mile solution with the high-capacity aggregation capabilities of LMDS has the potential to offer new and existing telecommunications carriers a robust market entry/network augmentation opportunity.
      Our Fixed Wireless Business provides services in an emerging market and is subject to the inherent risks of early stage enterprises. We anticipate making significant capital expenditures to purchase equipment, acquire service and hub locations, further develop its information technology systems, and otherwise continue the growth and development of its fixed wireless business. Because the Fixed Wireless Business is in the early stages of development, it did not contribute to our revenues as reported in the accompanying financial statements, and did not contribute materially to our expenses or cash flows.

Key Performance Indicators
     Management uses certain key performance indicators, or KPIs, to assess operational effectiveness of the business, including:
•	Gross Margin

•	Sales, Operating and General Expenses as a Percentage of Revenue

•	EBITDA
     The following table outlines the measurements of these KPIs as a percentage of revenue for the third quarters of 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
Gross margin	59.0%	58.7%
EBITDA	9.3%	5.4%
Sales, operating & general expenses	49.5%	53.4%

	Nine Months Ended September 30,
	2005	2004
Gross margin	60.0%	58.0%
EBITDA	8.6%	(0.5%)
Sales, operating & general expenses	51.5%	58.2%
     Management believes that EBITDA and gross margin are measures of operating performance and liquidity that reflect the ongoing effectiveness of management’s sales, cost control, and acquisition initiatives. Sales operating and general expense is an important measure of the efficiency with which we sell, provision and support our services, and the efficiency of our back office operations. See the further discussion of EBITDA and gross margin in the Comparison of Financial Results section below.
     As discussed further under the heading “Critical Accounting Policies and Estimates”, the company settled certain billing disputes and settlements with telecommunications service providers in the first, second and third quarters of 2005, which resulted in reductions of cost of service of approximately $10.0 million, $10.5 million and $6.4 million, respectively. Additionally, in the second and third quarters of 2005, we revised estimates related to liabilities assumed in relation to the Acquired Businesses. These revisions resulted in a reduction to cost of service of $3.9 million and $2.1 million, respectively. These settlements and estimate revisions contributed to the improvements in the gross margin and EBITDA KPIs discussed above. In 2004, the company settled certain billing disputes and settlements in the second and third quarters which resulted in a reduction to cost of service of $3.0 million and $5.9 million, respectively.
Results of Operations
     The operational results of XO for the three and nine months ended September 30, 2005 are discussed below. As the acquisition of the Acquired Businesses closed on June 23, 2004, or the Closing Date, our consolidated results of operations include the Acquired Businesses from the Closing Date through September 30, 2005. Forward looking information with respect to consolidated XO is discussed at the end of each financial results analysis. Our actual experience may differ materially from our projections of the combined company based on many factors including, among others:
•	the inherent uncertainties in projecting future results for any business;

•	the inability to predict the outcome of future judicial decisions, telecommunications related legislation or regulatory decisions, or the reaction by incumbent carriers to such developments.

     Three and Nine Months Ended September 30, 2005 versus the Three and Nine Months Ended September 30, 2004
     The following table contains certain data from our unaudited consolidated and condensed statement of operations presented in thousands of dollars and expressed as a percentage of total revenue. The information in this table should be read in conjunction with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report (amounts in thousands, except for share and per share data):

	Three Months Ended September 30,
	2005		2004
Revenue	$358,672	100.0%	$391,885	100.0%

Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	147,009	41.0%	161,946	41.3%
Selling, operating and general	177,712	49.5%	209,427	53.4%
Depreciation and amortization	57,269	16.0%	56,739	14.5%

Total costs and expenses	381,990	106.5%	428,112	109.2%

Loss from operations	(23,318)	(6.5%)	(36,227)	(9.2%)

Interest income	2,488	0.7%	554	0.1%
Investment gain (loss)	(676)	(0.2%)	487	0.1%
Interest expense, net	(9,128)	(2.5%)	(6,593)	(1.7%)

Net loss	$(30,634)	(8.5%)	$(41,779)	(10.7%)

Preferred stock accretion	(3,221)	(0.9%)	(1,839)	(0.5%)

Net loss applicable to common shares	$(33,855)	(9.4%)	$(43,618)	(11.1%)

Net loss per common share, basic and diluted	(0.19)		(0.24)

Weighted average shares outstanding, basic and diluted	181,933,035		181,933,035

Gross margin (1)	211,663	59.0%	229,939	58.7%

EBITDA (2)	33,275	9.3%	20,999	5.4%

	Nine Months Ended September 30,
	2005		2004
Revenue	$1,082,341	100.0%	$931,013	100.0%

Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	432,955	40.0%	390,729	42.0%
Selling, operating and general	557,179	51.5%	542,129	58.2%
Depreciation and amortization	176,731	16.3%	112,501	12.1%

Total costs and expenses	1,166,865	107.8%	1,045,359	112.3%

Loss from operations	(84,524)	(7.8%)	(114,346)	(12.3%)

Interest income	6,308	0.6%	2,147	0.2%
Investment gain (loss)	936	0.1%	(2,851)	(0.3%)
Interest expense, net	(25,720)	(2.4%)	(19,044)	(2.0%)

Net loss	$(103,000)	(9.5%)	$(134,094)	(14.4%)

Preferred stock accretion	(9,464)	(0.9%)	(1,839)	(0.2%)

Net loss applicable to common shares	$(112,464)	(10.4%)	$(135,933)	(14.6%)

Net loss per common share, basic and diluted	(0.62)		(0.89)

Weighted average shares outstanding, basic and diluted	181,933,035		152,479,324

Gross margin (1)	649,386	60.0%	540,284	58.0%

EBITDA (2)	93,143	8.6%	(4,696)	(0.5%)

(1)	Gross margin is defined as revenue less cost of service, and excludes depreciation and amortization. Gross margin is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, gross margin is an important measure used by management to assess operating performance of the Company. Additionally, we believe that gross margin is a standard measure of operating performance that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry. Gross margin as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation between gross margin and net loss is as follows:

	Three Months Ended September
	30,
	2005	2004
Net loss	$(30,634)	$(41,779)
Selling, operating and general	177,712	209,427
Interest income	(2,488)	(554)
Investment (gain) loss, net	676	(487)
Interest expense, net	9,128	6,593
Depreciation and amortization	57,269	56,739

Gross margin	$211,663	$229,939

	Nine Months Ended September 30,
	2005	2004
Net loss	$(103,000)	$(134,094)
Selling, operating and general	557,179	542,129
Interest income	(6,308)	(2,147)
Investment (gain) loss, net	(936)	2,851
Interest expense, net	25,720	19,044
Depreciation and amortization	176,731	112,501

Gross margin	$649,386	$540,284

(2)	EBITDA is defined as net income or loss before depreciation, amortization, interest expense, and interest income. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, EBITDA is an important measure used by management to assess operating performance of the company. EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. Additionally, EBITDA as defined here does not have the same meaning as EBITDA as defined in our secured credit facility agreement. A reconciliation between EBITDA and net loss is as follows:

	Three Months Ended September 30,
	2005	2004
Net loss	$(30,634)	$(41,779)
Interest income	(2,488)	(554)
Interest expense, net	9,128	6,593
Depreciation and amortization	57,269	56,739

EBITDA	$33,275	$20,999

	Nine Months Ended September 30,
	2005	2004
Net loss	$(103,000)	$(134,094)
Interest income	(6,308)	(2,147)
Interest expense, net	25,720	19,044
Depreciation and amortization	176,731	112,501

EBITDA	$93,143	$(4,696)

     Revenue. Total revenue for the three months ended September 30, 2005 decreased 8.5% to $358.7 million from $391.9 million for the same period in 2004. Revenue for the nine months ended September 30, 2005 increased 16.3% to $1,082.3 million from $931.0 million for the same period in 2004.
     We believe that revenue for the remainder of 2005 will decrease slightly as compared to the results for the third quarter of 2005, largely due to a reduction in business days.
     Revenue was earned from providing the following services (dollars in thousands):

	Three months ended September 30,
		% of		% of
	2005	Revenue	2004	Revenue	% Change
Voice services	$182,026	50.8%	$214,665	54.8%	(15.2%)
Data services	108,785	30.3%	110,021	28.1%	(1.1%)
Integrated voice and data services	67,861	18.9%	67,199	17.1%	1.0%

Total revenue	$358,672	100.0%	$391,885	100.0%	(8.5%)

	Nine months ended September 30,
		% of		% of
	2005	Revenue	2004	Revenue	% Change
Voice services	$556,824	51.5%	$487,265	52.3%	14.3%
Data services	324,955	30.0%	298,582	32.1%	8.8%
Integrated voice and data services	200,562	18.5%	145,166	15.6%	38.2%

Total revenue	$1,082,341	100.0%	$931,013	100.0%	16.3%

     Voice services revenue includes revenue from local and long distance voice services, prepaid calling card processing, interactive voice response services and other voice telecommunications based services. For the three months ended September 30, 2005, revenue from voice services decreased $32.6 million or 15.2% and for the nine months ended September 30, 2005 increased $69.6 million or 14.3% as compared to the same periods in 2004. For the three months ended September 30, 2005, voice services revenue decreased as compared to the same period in 2004 due in large measure to the attrition of the low end voice customers from the Acquired Businesses and the loss of certain carrier customers due to the competitive environment. Additionally, during the three months ended September 30, 2004, we benefited from a $7.1 million settlement from an ILEC. Substantially all of the increase for the nine months ended September 30, 2005 is attributable to the inclusion of the Acquired Businesses, partially offset by the FCC mandated carrier access rate decreases, and the ILEC settlement referenced above.
     Data services revenue includes revenue from Internet access, network access and web hosting services. For the three months ended September 30, 2005, revenue from data services decreased $1.2 million or 1.1% and for the nine months ended September 30, 2005 increased $26.4 million or 8.8% as compared to the same periods in 2004. Substantially all of the increase for the nine months ended September 30, 2005 is attributable to the inclusion of the Acquired Businesses. We continue to have growth in core products such as dedicated internet access, or DIA, and Private Line, however this growth is largely offset by de-emphasized products such as digital subscriber line, or DSL, dial-up internet access and web hosting.
     Integrated voice and data services revenue includes revenue from our XOptions, XOptions Flex and Total Communications service offerings, XO’s flat-rate bundled packages offering a combination of voice and data services and integrated access. For the three months ended September 30, 2005 revenue from integrated voice and data services increased $0.6 million or 1.0%, and for the nine months ended September 30, 2005 increased $55.4 million or 38.2% as compared to the same periods in 2004. Substantially all of the increase for the nine months ended September 30, 2005 is attributable to the inclusion of the Acquired Businesses in the results for the three months ended September 30, 2005.
     Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands).

	Three months ended		Three months ended
	September 30,		September 30,
		% of		% of
	2005	Revenue	2004	Revenue	% Change
Costs and expenses:
Cost of service (excluding depreciation and amortization)	$147,009	41.0%	$161,946	41.3%	(9.2%)
Selling, operating and general	177,712	49.5%	209,427	53.4%	(15.1%)
Depreciation and amortization	57,269	16.0%	56,739	14.5%	0.9%

Total	$381,990	106.5%	$428,112	109.2	(10.8%)

	Nine months ended		Nine months ended
	September 30,		September 30,
		% of		% of
	2005	Revenue	2004	Revenue	% Change
Costs and expenses:
Cost of service (excluding depreciation and amortization)	$432,955	40.0%	$390,729	42.0%	10.8%
Selling, operating and general	557,179	51.5%	542,129	58.2%	2.8%
Depreciation and amortization	176,731	16.3%	112,501	12.1%	57.1%

Total	$1,166,865	107.8%	$1,045,359	112.3%	11.6%

     Cost of service (exclusive of depreciation and amortization). Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our network via leased facilities, the costs of leasing components of our network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service as a percentage of revenue for the three and nine months ended September 30, 2005 decreased as compared to the same periods in 2004. The decreases reflect the benefits from the integration of the Acquired Businesses, favorable dispute resolutions, settlements, and estimate revisions, offset by the adverse impact from the Triennial Review Remand Order, or TRRO, discussed in the “Regulatory Overview” section below, and reduced revenues from the competitive environment. The favorable dispute resolutions, settlements and estimate revisions resulted in reductions in cost of service of approximately $8.5 million and $32.9 million during the three and nine months ended September 30, 2005, respectively, and $3.0 million and $8.9 million for the comparable periods in 2004. We originally estimated a potential benefit of approximately $60.0 million in pro forma annualized network synergies for the combined companies if our integration efforts with the Acquired Businesses were successful. We have made substantial progress integrating the two companies and are on plan to reach our synergy targets.
     We believe that cost of service as a percentage of revenue for the remainder of 2005 will remain stable to slightly down relative to the third quarter of 2005 results, excluding the settlements and revised estimates referenced above. Cost of service will be adversely impacted due to the recently enacted regulatory rules on unbundled network element, or UNE, loop and transport rates as discussed in the “Regulatory Overview” section below. The UNE and transport rate increases will be phased in during 2005 and the first quarter of 2006. We expect these increases to have a total annualized impact, including transitional and special access rates, of approximately $85 million by the end of the first quarter of 2006. However, we believe that actions we are taking, including negotiating rate reductions, aggressive use of ILEC Special Access term plans, network optimization, and price increases to our customers, will offset much of these increases.
     Selling, operating and general. Selling, operating and general expense includes expenses related to network maintenance, sales and marketing, network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense for the three months ended September 30, 2005 was $177.7 million or 49.5% of revenue compared to $209.4 million or 53.4% of revenue for the three months ended September 30, 2004. Selling, operating and general expense for the nine months ended September 30, 2005 was $557.2 million or 51.5% of revenue compared to $542.1 million or 58.2% of revenue for the nine months ended September 30, 2004. The improvements as a percentage of revenue are largely attributable to the synergies obtained through the integration of the Acquired Businesses, as well as savings from the integration of back office systems and the consolidation of functions. We originally estimated a potential benefit of approximately $100.0 million in pro forma annualized selling, operating and general expense synergies for the combined companies if our integration efforts with the Acquired Businesses were successful. We have completely integrated the administrative functions and have exceeded the estimated annualized synergies.
     We believe that selling, operating and general expense will remain relatively stable for the remainder of 2005 as compared to the third quarter of 2005 results.
     Depreciation and amortization. Depreciation expense was $44.8 million for the three months ended September 30, 2005, compared to $45.3 million for the same period in 2004 and $140.0 million for the nine months ended September 30, 2005, compared to $87.3 million for the same period in 2004. Amortization expense was $12.4 million for the three months ended September 30, 2005, compared to $11.5 million for the same period in 2004 and $36.7 million for the nine months ended September 30, 2005, compared to $25.2 million for the same period in 2004. Substantially all of the increases in depreciation and amortization for the nine months ended September 30, 2005 are attributable to the acquisition of the Acquired Businesses.

     As of September 30, 2005, we had approximately $106.6 million of fixed assets and $23.5 million of broadband wireless licenses that have not yet been placed into service and, accordingly, are not currently being depreciated or amortized.
     Interest income. Interest income for the three months ended September 30, 2005 increased to $2.5 million from $0.5 million for the three months ended September 30, 2004. Interest income for the nine months ended September 30, 2005 increased to $6.3 million from $2.1 million in the nine months ended September 30, 2004. The increase in interest income is due to an increase in the amount of cash and cash equivalents invested resulting from our convertible preferred stock offering in August 2004 and an increase in interest rates.
     Investment gain (loss), net. Investment gain (loss), net includes any realized gains or losses from the sale or other than temporary impairment of investments. For the three months ended September 30, 2005 we reported a net investment loss of $0.7 million while we reported net investment gain of $0.5 million for the same period of 2004. Investment gain, net for the nine months ended September 30, 2005 was $0.9 million while we had net investment loss of $2.9 million for the same period in 2004. The investment loss for the three months ended September 30, 2005 is largely due to an other than temporary decline in the value of our investment in the debt of McLeod USA. The improvement for the nine months ended September 30, 2005 is largely attributable to a realized loss on the sale of an investment during the second quarter of 2004.
     Interest expense, net. Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized. The majority of interest expense in the three and nine months ended September 30, 2005 and 2004 is non-cash as our secured credit facility allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the three months ended September 30, 2005 and 2004 was $9.1 million and $6.6 million, respectively. Interest expense, net for the nine months ended September 30, 2005 and 2004 was $25.7 million and $19.0 million, respectively. The increase in interest expense is due to an increase in interest rates, as well as the compounding effect of the conversion of accrued interest to principal.
     Net Loss. Net loss decreased to a loss of $30.6 million for the three months ended September 30, 2005, from a net loss of $41.8 million for the comparable period in 2004. Net loss decreased $31.1 million to a loss of $103.0 million for the nine months ended September 30, 2005, from a net loss of $134.1 million for the comparable period in 2004. The decrease primarily resulted from the achievement of synergies resulting from the integration of the Acquired Businesses, offset by additional depreciation and amortization from the inclusion of the property and equipment and intangibles of the Acquired Businesses. Additionally, we recognized approximately $8.5 million and $32.9 million of reductions in cost of service expenses for the three and nine months ended September 30, 2005, respectively, from the favorable dispute resolutions, settlements and estimate revisions discussed above, compared to $3.0 million and $8.9 million for the comparable periods in 2004.
     EBITDA. EBITDA increased to $33.3 million for the three months ended September 30, 2005 from $21.0 million for the comparable period in 2004 and increased to $93.1 million for the nine months ended September 30, 2005 from $(4.7) million for the comparable period in 2004. The increase primarily resulted from the achievement of synergies resulting from the integration of the Acquired Businesses and the settlements and estimate revisions discussed above.
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

     In the first, second and third quarters of 2005, we resolved certain billing disputes, had settlements with telecommunications service providers, and revised certain estimates related to liabilities assumed in relation to the Acquired Businesses. These favorable dispute resolutions, settlements and estimate revisions resulted in reductions in cost of service of approximately $8.5 million and $32.9 million for the three and nine months ended September 30, 2005, respectively, and $3.0 million and $8.9 million for the comparable periods in 2004.
Liquidity and Capital Resources
     Capital Resources and Liquidity Assessment
     During the three months ended September 30, 2005, our operating activities provided net cash of $21.1 million, our investing activities used net cash of $19.0 million and our financing activities used net cash of $0.7 million. For the nine months ended September 30, 2005, our operating activities provided net cash of $71.6 million, our investing activities used net cash of $31.7 million, and our financing activities used net cash of $2.2 million. Our balance of cash and cash equivalents increased to $271.6 million at September 30, 2005 from $234.0 million at December 31, 2004.
     Our cash flows from operating activities for the nine months ended September 30, 2005 were aided by a cash settlement of approximately $10.0 million with a telecommunications service provider during the first quarter of 2005. Cash used in investing activities for the nine months ended September 30, 2005 was aided by the release, during the first quarter of 2005, of approximately $25.4 million that had previously held in escrow and classified as other current assets in the Condensed Consolidated Balance Sheet.
     We have a secured credit facility, or the Credit Facility, which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At September 30, 2005, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors, or Mr. Icahn. At September 30, 2005, long-term debt consisted of $385.3 million in principal and $6.6 million of accrued interest that, if not paid, converts to principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, we will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined in the Credit Facility, to consolidated interest expense for four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders. We can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at our option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once we begin to pay accrued interest in cash, the applicable margins are reduced. At September 30, 2005, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 9.23%.
     The security for the Credit Facility consists of all of our assets including the stock of our direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. The definition of EBITDA in the Credit Facility differs from the definition of EBITDA discussed in “Results of Operations” above. We were required to achieve a minimum consolidated EBITDA of not less than $175.0 million for the twelve-month period ended September 30, 2005. We are also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25.0 million at the end of each fiscal quarter.
     In May 2005, we obtained a waiver of compliance with the minimum consolidated EBITDA covenant contained in the Credit Facility through December 31, 2006. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of our loans outstanding under that agreement. In connection with that waiver, we agreed that in the event of a sale of the Company and in the event of other significant sale or divestiture transactions, we will prepay all amounts outstanding under the Credit Facility in cash and offer to repurchase outstanding shares of our preferred stock at their liquidation value accrued through the date of redemption for cash or, in certain events, securities. The affiliate of Mr. Icahn which holds a majority of such Preferred Stock has agreed to accept that offer, to the extent it consists of cash.

     In the event that we are not in compliance with the minimum consolidated EBITDA covenant when the waiver expires, there can be no guarantee that we will be able to obtain another waiver.
      On November 4, 2005, Seller entered into the Equity Purchase Agreement that provides for the Equity sale. The proceeds from the Equity Sale will be used to repay XO’s outstanding long-term debt, to offer to redeem, at the closing of the Equity Sale, XO’s outstanding preferred stock and to fund growth and development of the wireless business.
Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. Although our trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. We believe that our established valuation and credit allowances are adequate as of September 30, 2005 to cover these risks.
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
     The Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled new entrants like us to capture a portion of the ILECs’ market share of local services. However, there have been numerous attempts to limit the pro-competitive policies in the local exchange services market through a combination of proposed federal legislation, adoption of new rules by the FCC, and ILEC challenges to existing and proposed regulations. To date, the ILECs have succeeded in eliminating some of the market-opening regulations adopted by the FCC and the states through numerous court challenges. In particular, the ILECs appealed, and won partial reversals of a series of FCC orders defining the ILEC facilities, known as UNEs, that ILECs must lease to competitors at cost-based rates. We expect the ILEC’s efforts to scale back the benefits of the Telecom Act and local service competition to continue. However, while the FCC has eliminated certain UNEs, the basic framework of local competition for facilities-based competitors such as us, has remained intact. The successful implementation of our business plan is predicated on the assumption that the basic competitive framework and pro-competitive safeguards will remain in place.
     The passage of the Telecom Act largely preceded the accelerated growth of the Internet and IP communications. Congress is currently considering whether to further amend the Telecom Act to, among other things, directly address IP communications. It is possible that any such amendment to the Telecom Act could eliminate or materially alter the market-opening regulatory framework of the Telecom Act in general, and the UNE regime in particular. Such a result could adversely affect our business. It is not possible to predict if, when, or how the Telecom Act will be amended.

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
     DS3 loops. A DS3 loop is a digital loop with a total speed of 44.736 megabytes per second, which is the equivalent of 28 DS1 circuits. In some cases, XO serves its large business customers with DS3 loops. ILECs must provide DS3 loops at UNE rates at the majority of their central offices. Competitors, however, are limited to no more than one DS3 loop at UNE rates to any particular building.
     ILECs are not required to provide optical capacity loops or dark fiber loops as UNEs. Optical capacity loops, referred to as OCn loops, are very high-capacity digital loops ranging in capacity from OC3 loops, which are the equivalent of three DS3s to OC192. This will not impact our costs.
     The ILECs are also not required to provide certain mass market broadband loop facilities and functionality as UNEs. Under the TRO, the ILECs are not required to make newly-deployed fiber-to-the-home, or FTTH, loops available as UNEs and are only required to provide the equivalent of DS0 capacity on any FTTH loop built over an existing copper loop. These recent FCC orders should only limit availability for those specific broadband network elements, which are not material to us. It is possible, however, that the ILECs will seek additional broadband regulatory relief in future proceedings.

     UNE Transport
     DS1 transport. Whether transport is available as a UNE is determined on a route-by-route basis. ILECs must make transport at UNE rates available at DS1 capacity levels between any two ILEC central offices unless both central offices either (1) serve more than 38,000 business lines or (2) have four or more fiber-based collocators. On routes where DS1 transport must be made available, each individual competitor is limited to no more than 10 DS1 transport circuits at UNE rates per route.
     DS3 transport. Access to DS3 capacity-level transport is more limited than access to DS1 transport. ILECs must make transport at UNE rates available at DS3 capacity levels between any two ILEC central offices unless both central offices either (1) serve more than 24,000 business lines or (2) have three or more fiber-based collocators. On routes where DS3 transport must be made available, each individual competitor is limited to no more than 12 DS1 transport circuits at UNE rates per route.
     Dark fiber transport. Dark fiber transport is available under the same conditions as DS3 transport.
     ILECs are not required to provide access to UNE transport at greater-than DS3 capacity levels. ILECs are also not required to provide dark fiber transport at any capacity level to connect an ILEC central office with a competitor’s facilities.
     Transitional availability where elements are no longer available as UNEs
     For DS1, DS3, and dark fiber loops and transport that do not meet the criteria for UNE availability set forth above, the FCC established a transitional period during which the ILECs must continue to make the elements available at UNE rates to serve existing customers. For DS1 and DS3 loops and transport, the ILECs must make the elements available at 115% of the TELRIC rate for one year beginning on March 11, 2005. For dark fiber loops and transport, the ILECs must make the elements available at 115% of the TELRIC rate for 18 months beginning on March 11, 2005.
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
     VoIP. Like a growing number of carriers, we utilize IP technology for the transmission of a portion of our network traffic. The regulatory status and treatment of IP-enabled services is unresolved. The FCC has held that Vonage’s VoIP services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. The FCC, however, left open the question of whether VoIP providers provide “telecommunications” — i.e., basic transmission services — or enhanced “information services.” Under the Communications Act of 1934, as amended, or the Communications Act, those are mutually exclusive categories. Generally, telecommunications carriers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of that proceeding or its effect on our operations.
     AT&T Declaratory Ruling Re: VoIP. On April 21, 2004, the FCC released an order, the AT&T Order, denying AT&T’s request that the FCC find that VoIP services are exempt from switched access charges. The FCC held that an interexchange service that uses ordinary customer premises equipment that originates and terminates on the public switched telephone network, or PSTN, that provides no enhanced functionality, and that undergoes no net protocol conversion, is a telecommunications service and subject to switched access charges. The AT&T order apparently places interexchange services similar to those VoIP services offered by AT&T in the same regulatory category as traditional telecommunications services and, therefore, potentially subjects such VoIP services to access charges and other regulatory obligations including Universal Service fees. Although the FCC did not rule on the applicability of access charges for services provided prior to April 21, 2004, the ILECs may attempt to assert claims against other telecommunications companies including us for the retroactive payment of access charges. On April 22, 2004, SBC Communications filed a collections lawsuit against AT&T and other carriers seeking retroactive payment of unpaid access charges. On February 4, 2005, SBC amended an existing collection case it had filed against Global Crossing and filed a complaint against XO. On November 2, 2005, SBC filed a Notice of Voluntary Dismissal, dismissing XO from the Global Crossing litigation with prejudice. On September 21, 2005, SBC filed with the FCC a petition for declaratory ruling that wholesale transmission providers using IP protocol technology to transport long distance calls that originate and terminate on the public switched telephone network, or PSTN, are liable for access charges under the FCC’s rules and applicable tariffs. SBC seeks a ruling that providers meeting these criteria are interexchange carriers. VarTec had filed a petition for declaratory ruling on related issues on August 20, 2004. Among other things, VarTec seeks a declaratory ruling that it is not required to pay access charges to terminating local exchange carriers when enhanced service providers or other carriers deliver calls directly to the terminating LECs for termination. On September 26, the FCC released a public notice requesting comments on the petitions filed by SBC and VarTec. It is not possible to predict the outcome of that proceeding or its effect on our operations. The issue of whether access charges apply to VoIP and other IP traffic that originates or terminates on the PSTN is potentially significant for us and other carriers.
     ILEC Provision of Broadband Telecommunications Services and Information Services. On September 23, 2005, the FCC issued its Report and Order and Notice of Proposed Rulemaking in its Wireline Broadband proceeding. In this Order, the FCC determined that facilities-based wireline broadband Internet access service is an information service that is not subject to Title II regulations imposed on telecommunication services. The FCC also eliminated any existing Computer Inquiry requirements on Internet access service. Facilities-based wireline carriers are permitted to offer transmission arrangements for wireline broadband Internet access services (e.g., DSL) on a common carrier basis or a non-common carrier basis. However, the FCC clarified that the new regulatory classification of broadband Internet access service will not impact CLECs’ ability to access UNEs under section 251 of the Act and the FCC’s rules.
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
     VoIP 911 Regulation. On June 3, 2005, the FCC imposed 911 regulations on “interconnected VoIP services,” which are defined as any service that: (1) enables real-time, two-way voice communications; (2) requires a broadband connection from the user’s location; (3) requires Internet protocol-compatible customer premises equipment; and (4) permits users generally to receive calls that originate on the public switched telephone network and to terminate calls to the public switched telephone network. The FCC relied upon its ancillary jurisdiction under Title I of the Communications Act of 1934, as amended, (the “Act”) to impose the 911 regulations without classifying “interconnected VoIP Services” as telecommunications or information services. Currently, the FCC is considering whether to adopt additional 911 regulations, and Congress is considering whether to adopt VoIP 911 legislation, which could include statutory immunity for lawsuits relating to VoIP 911 services. It is not possible to predict if, when, or how the FCC’s 911 rules will be amended or Congress will adopt VoIP 911 legislation, or its effect on XO’s operations.

     CALEA Regulation. On September 23, 2005, the FCC took a significant step to apply CALEA, the Communications Assistance for Law Enforcement Act, obligations to new technologies and services that are increasingly used as substitutes for conventional services. Specifically, the FCC found that (1) all facilities-based broadband Internet access service providers and (2) providers of “interconnected VoIP services” must meet the same CALEA requirements that apply to providers of traditional services currently subject to wiretap rules, including circuit-switched telephone voice service and dial-up Internet access. The FCC stated that “in the coming months” it will release a second order to address implementation issues raised by the September 23 Order, such as compliance extensions and exemptions, cost recovery, and identification of future services and entities subject to CALEA, and enforcement. It is not possible to predict the outcome of that proceeding or its effect on our operations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We had $391.9 million in secured loans as of September 30, 2005. Currently, we do not pay cash interest on the loans under the Credit Facility. As interest accrues at variable rates, our Credit Facility subjects us to interest rate risks.
     Marketable securities and other investments at September 30, 2005 consist primarily of investments in equity and debt instruments of publicly-traded companies. The fair value of our investment in equity and debt securities exposes us to market risk; however, if the fair value were to increase or decrease immediately, it would not likely have a material impact on our financial position or our results of operations. We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purposes of credit enhancement, hedging transactions, or other financial or investment purposes.
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
     During the first quarter of 2005, we implemented a new sales commissioning system and began migrating certain customers to a new billing system. During the third quarter of 2005, we completed the migration of our customers to the new billing system and we combined the customer provisioning system acquired through the acquisition of the Acquired Businesses with the system of the legacy XO business. These actions have resulted in changes to our internal controls over financial reporting.
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
     Allegiance Telecom Liquidating Trust Litigation
     In August 2004, we filed an administrative claim against the Allegiance Telecom Liquidating Trust, or ATLT, the successor to the assets and liabilities of Allegiance Telecom, Inc. that we did not acquire. We have claimed that we are entitled to approximately $50 million in damages related to a variety of actions taken by Allegiance and the ATLT. The ATLT filed a counterclaim against us in November 2004 seeking damages of approximately $100 million. The case went to trial in the United States Bankruptcy Court for the Southern District of New York on May 2, 2005 and has not yet been decided. After the trial, the ATLT reduced its counterclaim to approximately $27.2 million. We have pursued our claims against the ATLT, and we have disputed the ATLT counterclaim as being frivolous and without merit. There can be no assurance, however, that we will be successful in recovering the damages to which we believe we are entitled, or that we will successfully defend ourselves against the ATLT counterclaim, in which case our financial condition and results of operations could be materially and adversely affected.
     As of September 30, 2005, we had $8.0 million recorded in other current assets related to certain payments made on behalf of the Unacquired Businesses that we believe are reimbursable by the ATLT. Other than this amount, the accompanying financial statements do not include any impact from the Administrative Claim.
     Start Settlement
     Start Investments Inc., or Start, was XOC’s 10% minority partner in Telecommunications of Nevada, or TON, a Nevada joint venture company whose results of operations are consolidated into the accompanying financial statements. XOC and Start held promissory notes, the Notes, from TON for $63.5 million, the XOC Note and $7.1 million, the Start Note, respectively. The Notes became due in December 2002 and were not paid or extended on that date. Start filed a suit against TON and XOC in the District Court for Clark County Nevada in October 2003, which alleged that XOC had tortiously interfered with Start’s contractual relations with TON and breached its duty of good faith and fair dealing. In July 2005, Start moved to amend its complaint to add a claim against TON for breach of contract for failure to pay the Start Note. In October 2005, XO and TON reached a settlement agreement with Start whereby $9.5 million was paid in exchange for the cancellation of the Start Note and the remaining 10% share of TON, making TON a wholly owned subsidiary of XOC.
     As of September 30, 2005, the XOC Note and the accrued interest payable from TON to XOC, and the related note and interest receivable of XOC from TON, are inter-company balances and, in accordance with the principles of consolidation discussed in Note 1, have been eliminated in the consolidation of the financial statements. The Start Note and the related accrued interest payable, totaling approximately $8.4 million, are included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet.
     Cox Communications, Inc. Litigation
     In July 2001, we entered into an indefeasible right of use agreement, the IRU Agreement, with Cox Communications Las Vegas, or Cox under which we leased certain fiber optic facilities in the Las Vegas, Nevada area. In January 2004, Cox delivered an invoice for approximately $2.8 million for services under the IRU Agreement for charges dating back to July 2001 that had not previously been billed. In July 2004, we informed Cox that it was disputing the invoice, alleging that the fees billed were incorrectly calculated. The parties in accordance with the terms of the IRU Agreement, are proceeding to binding arbitration. We filed a $3.2 million counterclaim in that arbitration to recover previously paid amounts that were incorrectly billed by Cox. Because the parties’ obligations under the IRU Agreement are ongoing, the amounts in dispute and the counterclaim increase monthly. Cox has claimed an aggregate of $4.0 million in respect of such dispute. Arbitration is pending.
     In September 2005, we requested a renewal of the IRU Agreement upon its expiration in April 2006. Cox has declined to renew the IRU Agreement to date, alleging that we are in default, as such term is defined in the IRU Agreement, based on the ongoing dispute. If Cox is successful in their assertion and declines to renew the IRU Agreement, our ability to provide services to customers in the Las Vegas area at competitive rates will be adversely affected.

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

XO Communications, Inc.

Date: November 9, 2005	By:	/s/ William Garrahan

William Garrahan
Senior Vice President and
Acting Chief Financial Officer
(Principal Financial Officer)