Form 10-K
period 2005-12-31
XO HOLDINGS INC
filed 2006-03-16
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30900

XO Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-3163345 (I.R.S. employer identification no.)

11111 Sunset Hills Road
Reston, Virginia 20190
(Address of principal executive offices, including zip code)

(703) 547 - 2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2005 (which is the last business day of the Registrant’s second fiscal quarter), as reported on the NASDAQ Over-the-Counter Bulletin Board, was approximately $240.8 million. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 15, 2006: 181,933,035

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

Business Overview

XO Holdings, Inc., or XO Holdings, is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to business customers. We operate our business in two business units through two primary operating subsidiaries, which we refer to as the Wireless Business and the Wireline Business. Our subsidiary XO Communications LLC, or XO LLC, operates our Wireline Business, providing local and long distance voice services, Internet access, private data networking and hosting services through a national telecommunications network consisting of more than 6,700 metro route miles of fiber optic lines connecting 953 unique incumbent local exchange carrier, or ILEC, end-office collocations in 37 U.S. cities. XO LLC operates under the trade name “XO Communications”. Our subsidiary LMDS Holdings, Inc., or LMDS Co., operates our Wireless Business, and owns Federal Communications Commission, or FCC, licenses to deliver telecommunications services via local, multipoint distribution service, or LMDS, wireless spectrum in more than 70 U.S. cities. Our Wireless Business is at an early stage of development, and we plan to market our services primarily to telecommunication carriers, business customers, and government agencies. Additional information about our business, including financial information, is included under the heading “Comparison of Business Unit Financial Results,” and in Note 3 of our Consolidated Financial Statements.

As discussed further under the heading “Wireline Sale” below, on November  4, 2005 we reached an agreement to sell our Wireline Business.

We utilize the terms “we”, “ours”, “us” and other similar terms to describe XO Holdings and its operating subsidiaries and affiliates.

Company History

XO Holdings was formed in December 2005 as part of a corporate restructuring to facilitate the sale of our Wireline Business as discussed below under the heading “Wireline Sale.” The Wireline Sale has not been completed, and XO Holdings will own both the Wireline Business operated by XO LLC and the Wireless Business operated by LMDS Co. until the Wireline Sale has been consummated. Following the completion of the Wireline Sale, we will focus our business on delivering wireless communications solutions.

In December 2001, XO Communications, Inc., or XOC, voluntarily delisted its pre-petition class A common stock from the Nasdaq National Market, and, on December 17, 2001, began trading on the Over-the-Counter Bulletin Board, or OTCBB.

On June 17 2002, XOC filed for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On November 15, 2002, the Bankruptcy Court confirmed XOC’s plan of reorganization, and, on January 16, 2003, XOC consummated the plan of reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet.

On June 23, 2004, XOC completed the acquisition of all of the local exchange carrier businesses, or the Acquired Businesses, of Allegiance Telecom, Inc., or ATI. With the acquisition we became one of the nation’s largest competitive providers of national local telecommunications and broadband services.

Our principal executive and administrative offices are located at 11111 Sunset Hills Road, Reston, Virginia 20190 and our telephone number is (703) 547-2000. Our Internet address is www.xo.com, where, under “About XO  —  Investor Relations”, you can find copies of this annual report on Form 10-K, and our quarterly reports on Form 10-Q and current reports on Form 8-K, all of which we make available as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission, or SEC.

Wireline Sale

On November 4, 2005, XO Holdings and XOC entered into an equity purchase agreement, or the Equity Purchase Agreement, that, as amended on March 1, 2006, provides for the sale of our national wireline telecommunications business, or the Wireline Sale, through the sale of all of the outstanding LLC interests in XO LLC, a newly formed, wholly-owned subsidiary of XO Holdings, for an aggregate purchase price of $700 million, consisting of $625 million in cash and the assumption of $75 million of our outstanding senior secured debt. Assuming the Wireline Sale closed on March 1, 2006, we would have used approximately $451.0 million of the proceeds of the Wireline Sale to repay, in accordance with the existing Credit Facility, all but $75 million of our remaining senior secured debt and to offer to redeem our outstanding preferred stock. Following the Wireline Sale, we will be debt-free and we currently expect to have more than $300 million in cash to fund the development of our early stage Wireless Business and for other corporate purposes.

Our board of directors, or our Board, determined, with Messrs. Icahn, Intrieri, Meister and Weber abstaining, based upon the unanimous approval and recommendation of a Special Committee of the Board, which Special Committee consisted of our independent, non-management directors, that the terms of the Equity Purchase Agreement and the transactions contemplated thereby (including the Wireline Sale and the amendment to the Equity Purchase Agreement) are fair to, advisable and in the best interests of the XO and our stockholders. The Special Committee was advised by independent legal counsel and relied on Jefferies & Company, Inc., or Jefferies, for financial advice.

With the assistance of Jefferies, we conducted an extensive solicitation and auction process for the sale of the assets that comprise our Wireline Business. Simultaneously, Jefferies explored and developed viable strategic alternatives to such a sale, including the refinancing of our outstanding senior secured debt. At the conclusion of this process, which was overseen by the Special Committee, the Special Committee concluded that the Wireline Sale was in the best interests of our Company and our stockholders. With the assistance of the Special Committee’s counsel and our outside counsel, the Special Committee negotiated the terms of the Equity Purchase Agreement and the related transaction documents, adopted and approved the Equity Purchase Agreement and the transactions contemplated thereby (including the Wireline Sale and the Equity Purchase Agreement), and recommended the adoption and approval thereof by the Board. At the time of its recommendation to the Board, the Special Committee had received an opinion from Jefferies to the effect that the consideration to be paid pursuant to the Equity Purchase Agreement in connection with the Wireline Sale is fair to us from a financial point of view. As a result of the foregoing, the Special Committee and the Board have adopted and approved the Equity Purchase Agreement and the transactions contemplated thereby, including the Wireline Sale and the Amendment.

The winning bidder was Elk Associates LLC, or the Buyer, an entity owned by our controlling stockholder, Mr. Carl C. Icahn, or Mr. Icahn, which has executed the Equity Purchase Agreement to purchase the Wireline Business. As provided in the Equity Purchase Agreement, XO Holdings and the Special

Committee remain open to consideration of superior proposals from third parties in certain events, subject to paying the Buyer a break-up fee of 1% of the consideration payable in the transaction in the event that XO Holdings receives and determines to accept a superior proposal.

The Equity Purchase Agreement conditions the Wireline Sale upon the affirmative vote of the holders of a majority of the voting power of our outstanding capital stock entitled to vote on the Equity Purchase Agreement and the transactions contemplated thereby (including the Wireline Sale and the amendment to the Equity Purchase Agreement). The sale of all of the equity interests in XO LLC held by us as contemplated by the Wireline Sale pursuant to the Equity Purchase Agreement may be deemed a sale of substantially all of the assets of XO Holdings, thus requiring stockholder approval. Cardiff Holdings LLC, or Cardiff, which beneficially owns approximately 62% of our outstanding common stock and approximately 95% of our outstanding preferred stock, has entered into a Stockholder Voting Agreement, dated as of November 4, 2005, or the Stockholder Voting Agreement, with us, which requires Cardiff to vote all of its shares of our capital stock in favor of the adoption and approval of (i) the Equity Purchase Agreement and the transactions contemplated thereby, or (ii) if the Special Committee ultimately determines in accordance with the Equity Purchase Agreement that certain third party proposals are superior to the Wireline Sale contemplated by the Equity Purchase Agreement, such superior proposal. As a result of the Stockholder Voting Agreement, unless the Equity Purchase Agreement is terminated prior to our annual meeting in accordance with its terms, including in connection with a superior proposal, it is assured that, at the annual meeting, the Equity Purchase Agreement and the transactions contemplated thereby (including the Wireline Sale and the amendment to the Equity Purchase Agreement) will be adopted and approved by our stockholders.

The Wireline Sale is the subject of pending shareholder litigation, as more fully described in “Item 3. Legal Proceedings.”

The Restructuring

XO Holdings was initially formed as the wholly-owned subsidiary of XOC, our predecessor, on October 25, 2005. On such date, XO LLC was formed as XO Holdings’ wholly-owned subsidiary. To facilitate the Wireline Sale, on February 28, 2006, XOC and XO LLC consummated the restructuring merger contemplated by the Equity Purchase Agreement, or the Restructuring Merger, in which XO Communications merged with and into XO LLC, with XO LLC being the entity that survived the Restructuring Merger. Upon the completion of the Restructuring Merger, we succeeded to XOC’s business and all shares of XOC capital stock options, warrants and other rights to acquire shares of capital stock, which were converted into corresponding shares of our capital stock, and corresponding options, warrants or other rights to acquire shares of our capital stock. In connection with the Restructuring Merger, all directors of XOC became our directors, and all board committees, including the Special Committee described below, continued with the same membership. The Restructuring Merger was consummated in accordance with Section 251(g) of the Delaware General Corporation Law, and did not require stockholder approval to be completed.

XO Holdings’ common stock is quoted on the Over the Counter Bulletin Board of The Nasdaq Stock Market, Inc. under the ticker symbol “XOHO.OB”.

2005 Highlights

•	Wireline Sale. In November 2005, we determined to enter into the Wireline Sale in order to focus on the development of our Wireless Business. Following the consummation of the Wireline Sale, we will continue to hold between 1,100 and 1,300 MHz of LMDS spectrum and other wireless spectrum in over 70 U.S. markets, will be debt-free, and will have over $300 million in capital to fund the construction of our fixed wireless communications networks, and the initial startup, growth, operation, and development of our Wireless Business.

•	Initial Deployment of Wireless Communications Networks. In 2005, we commenced the deployment of our wireless communications networks in Florida, and we are in the early stages of deploying our wireless communication networks in Georgia, Texas, and California. As network deployment continues in those cities, we anticipate focusing on marketing and delivering additional telecommunications services to customers located in those areas based on our growing network footprint.

•	Expansion of VoIP Products. On April 18, 2005, we launched the Company’s initial Voice over Internet Protocol, or VoIP, product, named XOptions Flex, in 45 major metropolitan markets. We later expanded the product offering to two additional markets. Our VoIP product enables small to medium sized business customers to utilize “dynamic bandwidth allocation” to maximize the utilization of their bandwidth by allocating it to data applications during periods when voice lines are idle. XOptions Flex bundles local and long distance calling, dedicated Internet access and web hosting services for a flat monthly price. We anticipate expanding our VoIP offering to larger customers in 2006.

The U.S. Telecommunications Market

While competitive local exchange carriers, or CLECs, like us have provided telecommunications competition and service since 1996, the market for telecommunications services, particularly local exchange services, remains dominated by the ILECs, consisting primarily of the former subsidiaries of AT&T known as the Regional Bell Operating Companies, or RBOCs,  —  Verizon, AT&T Corp. (formerly SBC Communications, Inc.), Qwest Communications, and BellSouth  —  which each own the majority of the local exchange network in their respective operating regions of the United States.

The telecommunications industry currently remains in a state of competitive transition. Also, the combination of new federal and state regulations, continued growth of wireless communications services, emergence of new technologies, industry consolidation, and entry of new telecommunications competitors has contributed to a rapidly changing market for telecommunications services. The telecommunications services market is highly competitive and continues to experience downward pricing pressure. These issues and the potential impact to XO Holdings are discussed below.

Federal Rulemaking.  Effective as of March 11, 2005, the Federal Communications Commission’s, or FCC’s, Triennial Review Remand Order, or TRRO, altered a number of significant federal regulations applicable to the provision of competitive telecommunications services in a manner favorable to incumbent carriers. The TRRO established new standards for when CLECs are permitted to obtain cost-based rates from ILECs when leasing unbundled network elements, or UNEs, which connect a customer’s location with the applicable communications network end office, commonly referred to as “loops”. This aspect of the TRRO resulted in increased rates to us and in an increase to our wireline costs of service in 2005 of approximately $14 million, and we anticipate that such rate increases will result in a total annualized 2006 increase of up to $75 million in our costs of service.

Emergence of New Technologies.  Several new technologies are being adopted by telecommunications carriers that could cause significant changes in the competitive landscape for telecommunications services. Such technologies include:

•	IP Communications. VoIP technology enables delivery of voice and data telecommunications services over a single Internet Protocol, or IP, network, rather than through the existing Public Switched Telephone Network, or PSTN. The proliferation of IP-based communications services will cause facilities-based communication carriers like us to transition from our current network infrastructure to an IP-based infrastructure over time. While an IP-based communications network is less costly to operate, the migration of our customers to an IP communications environment will occur gradually and will require us to incur augmented operations costs to complete the migration. In addition, the new IP technology has enabled the entrance of new competitors in the communications marketplace. We have deployed our own suite of VoIP products, including our initial VoIP implementation, named XOptions Flex, that enables customers to utilize “dynamic bandwidth allocation” to maximize the utilization of their bandwidth by allocating it for data applications during periods when voice lines are idle. We anticipate adding new IP products with more IP features in an attempt to target larger customers than those targeted with XOptions Flex.

•	Fixed Broadband Wireless. There has been ongoing development of technical equipment and data encryption and compression protocols that permit the use of high bandwidth wireless connections between physical locations that are located within a line of sight across relatively short distances, usually three to seven miles. In addition, new protocols are under development, such as WiMax, that are designed to allow wireless last-mile connectivity that is not limited by line of sight requirements. In each case, these wireless technologies will allow competitive carriers to bypass the ILEC and market their services to customers directly via high capacity, wireless connections. We are developing our fixed wireless communications business to take advantage of this market trend.

•	Mobile Wireless Technologies. Wireless carriers have engaged in rapid development of new high bandwidth applications to be delivered to their customers via wireless devices, commonly referred to as “3G” broadband wireless networks. Such applications include the delivery of video and photos via wireless connection. The ongoing adoption of broadband networks and applications could mean that current wireless telecommunications carriers will require significantly greater wireline and wireless bandwidth for transport of their customers’ traffic, presenting an opportunity for us to offer both wireline and wireless transport, backhaul and termination services to those wireless carriers.

Industry Consolidation.  In the fourth quarter of 2005, the Federal Communications Commission, or FCC, and the U.S. Department of Justice approved the mergers of SBC Communications, Inc. with AT&T Corp. and Verizon Communications, Inc. with MCI, Inc. In addition, AT&T Corp. and BellSouth, Inc. have announced their intention to enter into a business combination. Those transactions have resulted in a substantial consolidation of U.S. wireline telecommunications resources and revenue.

Growth of the Mobile Wireless Market.  Unlike the market for wireline telecommunications services, the overall market for mobile wireless telecommunications services has continued to grow in recent years. While we believe that business customers will generally continue to require wireline services, businesses have increasingly adopted wireless solutions for their routine communications requirements. According to a published report, in 2006, aggregate spending by business customers on wireless communications services are anticipated to exceed business customers spending on wireline communications services for the first time. We believe that our wireline services will continue to serve the traditional wireline needs of business customers, while our wireless products will provide mobile wireless carriers with augmented network capability to meet the increasing wireless communications demand among businesses.

Entry of New Telecommunications Competitors.  In recent years, new competitors have emerged to traditional, facilities-based telecommunications services providers. Among these new competitors are VoIP providers, including companies such as Vonage and Cbeyond, and providers of other forms of media or telecommunications services, including cable companies such as Comcast and Cox Communications. The FCC has noted in several public comments that it expects that such competitors will provide significant competition to the ILECs in the future.

Competitive Strategy

Wireline Business Strategy.   With respect to our Wireline Business, we continue to execute our strategic plan by focusing on the five key strategic elements below:

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

Our network includes an OC-192 IP backbone with extensive cross connections between the Internet and the PSTN enabling us to accept IP packets of data originated or carried over the Internet, and convert that information to voice traffic terminated or switched over the traditional PSTN. We believe that the interoperability of our network for both PSTN and IP traffic will allow carrier and wholesale customers to access our network more flexibly, and enable us to offer services with significant appeal to carrier and wholesale customers. Consequently, we believe that we will place greater emphasis in the future on attracting carrier and wholesale customers.

Focus on Business Customers.  Our services include a broad portfolio across voice, data and integrated bundled offerings tailored for the business customer. We serve most market segments for communications services, however, our focus is on SMBs. As we expand our VoIP products, we believe that we will continue to attract and maintain new SMB customers.

Improve Customer Experience.  Because of the large number of telecommunications providers and the relative similarity of the telecommunications services available to customers, we believe that we must make constant improvements and refinements to the sales, care, network, and billing experiences of our customers. We have identified several key performance areas where we have achieved significant improvement since the beginning of 2005, including timely provisioning, customer care efficiency, and billing accuracy.

Reduce Costs of Operations and Assets.  We own and operate a national network consisting of more than 6,700 metro route miles of fiber optic lines connecting 953 unique ILEC end-office collocations in 37 U.S. cities. Our network requires significant fixed costs to own and operate. We have nonetheless identified opportunities to decrease our costs of operations, particularly by deploying further automation and reducing excess real estate expenses. We also seek to increase volume in our core product sets and in our core geographic markets.

Strategic Acquisitions.  We actively consider strategic merger and acquisition opportunities that are likely to result in increased revenue and improved operating margins by, among other things, expanding our network, allowing us to optimize our network assets, expanding our service portfolio, or expanding our customer base. We believe that such merger and acquisition opportunities will arise in the telecommunications industry in 2006 generally as a result of regulatory developments, technological developments and shifting marketplace pressures.

Wireless Business Strategy.   Our Wireless Business strategy is focused on several key elements:

Initial Focus on Telecommunications Carriers.  Our products will initially be targeted to mobile wireless and wireline telecommunications carriers. We believe that our current wireless services present both cost savings and enhanced network performance and redundancy. In addition, we believe that our opportunities among these customers will increase as the bandwidth and redundancy requirements of carrier customers grow.

Demand-Driven Network Expansion.  Our strategy is to deploy equipment to enable product delivery primarily upon completion of successful pre-marketing and sales efforts. Our initial deployments since 2003 have been driven by completed customer sales, and our recent deployments in Florida were driven by an executed contract with a national wireless carrier. We anticipate that future expansion of new markets will be similar and will enable us to expend our capital prior to but in general proportion to the growth of our revenue. As we make additional sales in existing market, we anticipate leveraging our operating cash flow to leverage buildout in such markets, as well as to supplement capital expenditures required to offer services in new markets.

Offer Competitive Pricing.  Wireless point-to-multipoint broadband networks allow transmissions between multiple customer antennas and a single base station antenna, thereby allowing us to deliver products to diverse customers via the same spectrum. Additionally, capital costs to enable this spectrum have decreased significantly in recent years. We believe we will be able to take advantage of these favorable economics to provide wireless services that in most cases will be priced competitively with services offered through traditional, wireline facilities.

Synthesize New Technologies into Comprehensive Solutions.  We believe that the IT and telecom industries, and the wireless industry in particular, are moving toward a pure IP environment. We believe that there are opportunities to synthesize new technologies, such as WiMax, into our products for the deployment of new wireless services in the future.

Wireline Business Services

We provide business customers with a comprehensive array of wireline voice and data telecommunications services, including local and long distance voice, Internet access, private data networking and hosting services. We have designed these telecommunications services principally to meet the needs of our business customers, from SMBs to multi-location businesses, large enterprises, as well as carrier and wholesale service providers. Substantially all of our revenues are earned by our Wireline Business.

As discussed further under the heading “Wireline Sale” above, on November  4, 2005 we reached an agreement to sell our Wireline Business.

Integrated Voice and Data Services

XOptions, XOptions Flex and Total Communications.  We offer integrated bundled packages of voice and data services, known as XOptions and Total Communications, to SMBs that include flat-rate packages for specified amounts of certain services, including local and long distance voice services, Internet access and web hosting services. Both of these bundled services include a variety of service options designed to accommodate different customers with anywhere from 10 to 100 employees per location. These services can result in significant savings over the average cost of buying these services from separate competitive voice and data providers. We also offer XOptions Flex, our VoIP product that bundles local, long distance calling, dedicated Internet access and web hosting services for a flat monthly price. VoIP technology allows customers to utilize “dynamic bandwidth allocation” to maximize the utilization of their bandwidth by allocating it to data applications during periods when voice lines are idle.

Managed Services.  We also provide telecommunications management services to businesses in which we install and maintain a telecommunications system for a customer, and provide the related communications services.

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

In each of our markets, we have negotiated and entered into interconnection agreements with the applicable ILEC and certain independent carriers, and implemented permanent local number portability, which allows our new customers to retain their telephone numbers when they choose us as their service provider.

Data Services

Internet Access.  Our Internet access offerings include dedicated access services targeted at businesses that desire single or multipoint high-speed, dedicated connections to the Internet. Our dedicated Internet access service provides guaranteed internet speeds ranging from 56 kilobits per second, or kbps, to 1 Gigabit per second, or Gbps. Our digital subscriber line, or DSL, service also includes a wide range of dedicated access speeds for SMBs. We are a tier-1 Internet backbone provider in the U.S., with over 200 public and private peering arrangements with other Internet backbone networks.

Private Data Networking.  We provide dedicated transmission capacity on our networks to customers that desire high-bandwidth data links between locations. We offer special access and point-to-point circuits to telecommunications carriers and other high volume customers, which they use as both primary and back-up circuits. In addition, fiber optic technology that enables signals to be transmitted at different wavelengths on a single fiber allows us to lease one or more dedicated wavelengths to customers that desire high-bandwidth links between locations. We currently offer these services with connections of up to 9.6 gigabits per second, a transmission rate that is described in our industry as OC-192. This service supports a variety of transmission protocols, including Asynchronous Transfer Mode, or ATM, Frame Relay, and Synchronous Optical Network, or SONET.

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

Hosting Services.  We offer a range of applications hosting services that can manage a customer’s web-based infrastructure and operational needs, allowing customers to focus on their web-based content. In addition, we provide server management tools and services to manage customers’ larger computers, which are known as servers, for them.

Our hosting services include:

•	Web Hosting: support for customers’ websites, including design, maintenance and telecommunications services; and

•	Server Collocation: collocation of customers’ servers in our data centers.

We also offer a variety of value-added tools and applications that enable our customers to conduct targeted email marketing, register their web site with hundreds of Internet search engines and directories, build catalogues and sell products over the web, and coordinate meetings and appointments online. And finally, we offer a suite of hosting outsourcing services that provides customers with web-based access to email, group distribution lists, calendaring, contacts databases management and file sharing.

Our Network

Our network consists of state of the art metro fiber rings and intercity network capable of carrying high volumes of data, voice, video and Internet traffic. We utilize network assets located across the United States, substantially all of which we own or control through indefeasible exclusive rights or other leasing or contractual arrangements, making us a national facilities-based carrier. We are able to provide our services to our customers entirely over an integrated national network, from the initiation of the voice or data transmission to the point of termination. This allows us to offer our customers a high level of service.

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

The core of each of our metro fiber networks is a ring of fiber optic cable in a city’s central business district that connects to our central offices from which we can provision services to our customers. These central offices contain the switches and routers that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services. A critical element of our metro fiber network is the number of central offices in which we have located our routing and transmission equipment within each of our local markets, referred to as collocations. In general, a CLEC is able to provision services at lower cost if it operates a collocation within a relatively short distance of its customer. Following our acquisition of the Acquired Businesses in June 2004, we operate collocations in 953 central offices as part of our network, virtually all of which are concentrated in the business districts in which our target customers are located. We operate one of the most extensive collocation footprints in the United States. We believe that our extensive collocations provide us with substantial market opportunities to both sell services to our targeted SMB customers and to serve as points of termination for traffic originated by other carriers.

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

We operate 37 metro fiber networks serving over 70 markets noted below:

	Metro Fiber			Metro Fiber
	Network			Network
State	Location	Service Market	State	Location	Service Market

AZ	Phoenix	Phoenix	MI	Detroit	Detroit
CA	Los Angeles	Los Angeles	MN	Minneapolis	Greater Minneapolis/St. Paul
CA	Orange County	Anaheim	MO	St Louis	St Louis
		Costa Mesa	NJ	New Jersey	Bergen/Passaic
		Fullerton			Middlesex-Somerset-Hunterdon
		Garden Grove			Newark
		Huntington Beach			Jersey City
		Inglewood			Monmouth-Ocean
		Irving			Trenton
		Long Beach	NV	Las Vegas	Las Vegas
		Orange	NY	New York	Manhattan
		Santa Ana			Nassau-Suffolk
CA	Sacramento	Sacramento	OH	Cleveland / Akron	Cleveland-Lorain-Elyria
CA	San Diego	San Diego			Akron
CA	San Francisco	San Francisco			Canton-Massillon
		Oakland	OH	Columbus	Columbus
		Fremont	OR	Portland	Portland-Vancouver, OR-WA
		Milpitas	PA / DE	Central PA	Allentown-Bethlehem-Easton
		Mountain View			Harrisburg-Lebanon-Carlisle
		Palo Alto			Lancaster
		Santa Clara			Reading
		Sunnyvale			Scranton-Wilkes-Barre-Hazleton
CA	San Jose	San Jose			York
CO	Denver	Denver			Wilmington-Newark, DE-MD
		Boulder-Longmont			Dover

DC/VA	Washington DC/ Northern VA	Washington, DC-MD-VA-WV	PA	Philadelphia	Philadelphia, PA-NJ
FL	Ft Lauderdale	Ft Lauderdale	TN	Memphis	Memphis, TN-AR-MS
FL	Miami	Miami	TN	Nashville	Nashville
		West Palm Beach-Boca Raton	TX	Austin	Austin-San Marco
FL	Orlando	Orlando	TX	Dallas / Ft Worth	Dallas
Tampa-St.
FL	Tampa	Petersburg-Clearwater			Fort Worth-Arlington
GA	Atlanta	Atlanta	TX	Houston	Houston
		Marietta	TX	San Antonio	San Antonio
IL	Chicago	Chicago	UT	Salt Lake City	Salt Lake City-Ogden
MA	Boston	Boston, MA-NH			Orem/Provo
		Brockton	WA	Seattle	Seattle-Bellevue-Everett
		Lawrence, MA-NH	WA	Spokane	Spokane
		Lowell, MA-NH			Lewiston
		Worcester, MA-CT			Clarkston
MD	Baltimore	Baltimore			Coeur d’Alene

Intercity Network

Our intercity fiber network is comprised of a twenty year indefeasible exclusive right to use 18 fiber optic strands pursuant to arrangements with Level 3 Communications, Inc., or Level 3. This fiber network traverses over 16,000 miles and connects more than 60 cities in the United States and Canada, including most of the major metropolitan markets served by our metro fiber networks.

In 2001, we entered into several service agreements, one of which addressed the lease of wavelengths, primarily from Level 3 for five-year periods. Those leases for the intercity wavelength capacity will expire in 2006 and 2007. At the time of executing the service agreements for lease of such wavelengths, the level of traffic in relationship to capacity and the availability of wavelength capacity to us at cost-efficient lease rates, made it more cost-effective to lease wavelengths rather than deploy our own equipment to activate segments of our intercity fiber network. However, we have designed and installed much of the equipment we use to route traffic so that we can easily transfer voice and data traffic from leased wavelength capacity onto our intercity fiber network as increased traffic on certain segments makes lighting the intercity fiber network the more cost effective approach. Starting in 2006, we expect to light our intercity fiber network. We believe that lighting our intercity fiber network will be strategically beneficial to us because it provides a lower cost basis for running our network and enables faster and more profitable growth. We have received correspondence from Level 3 indicating that, as a result of disclosure we included in our 2004 Annual Report on Form 10-K, wherein we indicated that we were considering among other options, lighting our dark fiber in the United States, we were and are in material breach of our contractual obligations to Level 3. See “Item 3. Legal Proceedings.”

Our metro fiber networks are connected by our own switching, routing and optical equipment to dedicated, high-capacity wavelengths of transmission capacity, on intercity fiber optic cables, which we refer to as wavelengths, and which composes the majority of our over 290,000 intercity fiber miles of network. By using our own switching and routing equipment, we maximize the capacity and enhance the performance of our intercity network as needed to meet our customers’ current and future telecommunications needs.

We have designed and built an advanced and reliable intercity network. There are at least two physically diverse fiber lines connecting each of our markets to any other of our markets. This allows us to reroute traffic around fiber cuts to ensure end-to-end connectivity to our customers. Each metro fiber ring is also connected to our other rings at a minimum of two points. This ensures that customer traffic can be rerouted around any given market to avoid network problems like facility congestion. This also ensures that any problem in a given market will not significantly affect the rest of the network.

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

Sales Overview

Our sales organization for our Wireline Business services includes both direct and indirect sales representatives.

Direct Sales.  Our direct sales and sales support organization consisted of more than 1,000 employees at December 31, 2005. Our direct sales force includes two sales organizations, one that addresses the needs of commercial retail customers and one that services wholesale carrier accounts. Our commercial sales organization focuses on our SMB customers, developing multi-market accounts and national accounts. Our carrier sales organization focuses solely on servicing telecommunications providers who, in combination with other capabilities, provide telecommunications services under their own brand. Our carrier customers benefit from our national network, our data service capabilities, our broad range of services and our cost effective solution design. In addition, as a result of the recent limitations on the availability of cost-based UNE rates for local transport imposed by the FCC TRRO, we believe that our extensive local network may provide additional opportunities for carrier accounts.

Indirect Sales Representatives.  We have complemented our direct sales force with over 1,400 third party sales agents to distribute the products and services available to our customers. We currently have distribution arrangements with a number of national, regional and local agents and agency firms, whose representatives market a broad range of our services. The deployment of indirect sales agents also furthers our strategy of increasing our profitable revenue, as we do not incur costs for indirect sales agents unless and until a sale is made and installed.

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

Customer Care

Once a customer’s services have been installed, our customer care operations support customer retention and satisfaction. Our goal is to provide customers with a customer care group that has the ability and resources to respond to and resolve customer questions and issues as they arise. We conduct much of our customer care operations from two call centers. We also provide locally-based care for many large customers. Our customer care organization consists of more than 500 customer care representatives.

Competition

We face competition primarily from the ILEC in our applicable geographic market, as well as competitive carriers, long distance and Internet service providers, VoIP carriers, and cable-based communications providers.

ILECs.  In each of our 70 markets, the ILEC generally maintains a dominant market position in the delivery of local exchange services. We compete with ILECs such as Verizon, Qwest, BellSouth, and AT&T, formerly known as SBC, on the basis of our ability to provide nationwide service, our commitment to customer service, and, where our cost structure permits, on the basis of price. As a result of recent industry consolidation, we anticipate further national competition from AT&T and Verizon through the deployment of services over the former AT&T and MCI national networks. While we believe that we have competitive advantages over the ILECs, each of the ILECs is significantly larger than we are in annual revenues, total assets, and financial resources, and have increased their marketing to our target market of SMBs. In addition, the recent TRRO included several rulings favorable to incumbent carriers, including the elimination in specific central offices of the requirement that the incumbent carriers lease last mile connections to competitive carriers like us at cost-based, UNE rates.

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

Long Distance and Internet Services Companies.  There are a number of large long distance and Internet service providers with which we compete in providing various Internet access and data products. Such competitors include Level 3 and Global Crossing.

VoIP Carriers.  Several companies have initiated VoIP services in recent years, including Vonage and Cbeyond, that provide voice telecommunications services exclusively by means of IP.

Cable-Based Service Providers.  Several companies historically focused on the delivery of cable television services have expanded their service offerings to include broadband connections and, in some cases, local voice services. While several such competitors, such as Comcast, Cox Communications, and Time Warner, have focused on the residential market for voice communications services, many of these competitors are significantly larger than we are in annual revenues, total assets, and financial resources. While we believe that we enjoy competitive advantages over such companies because of our industry experience in providing telecommunications services, many large cable providers may build a substantial residential customer base and market to our core SMB market in the future.

Wireless Business Services

Our wireless services consist primarily of the design and deployment of wireless communications networks and the delivery of wireless T-1s, wireless dedicated Internet access, and wireless Ethernet services. Our wireless T-1 product is the wireless equivalent of the traditional, copper or fiber-based telecommunications connection used to provide broadband connections to telecommunications end-users, and is capable of delivering voice, data, and bundled telecommunications services. Our wireless dedicated Internet access product offers customers and carriers a wireless solution for converting to an IP-based communications environment. Our wireless Ethernet services take advantage of the burstability of data to provide cost efficient, higher bandwidth services to customers premises in the native protocol driving most customer LANs. Finally, due to the nature of wireless connections, we can provision these services in any combination, and make efficient modifications to our products to meet customers’ needs.

We anticipate focusing on the development of our Wireless Business following the consummation of the Wireline Sale. Our Wireless Business is in an early stage of development, and has not had significant historic revenues or operations. As of February 28, 2006, we have approximately 32 employees in our Wireless Business.

We believe our wireless services offer several benefits to our customers.

Network Deployment Speed.  The construction of new wireline networks is costly and time consuming. Even in high growth areas upgrading wireline networks with additional copper or fiber facilities involves extensive resources including outside plant personnel, cabling, conduits, municipal permits, street closures, etc. The result is a lengthy, resource intensive effort to construct new facilities. The construction of fixed wireless networks requires no need to dig up streets, construct conduit systems, or bury cables. We believe our remote site installations significantly reduce the time to deploy and upgrade communications networks. We believe that growth in demand for wireless bandwidth will drive mobile wireless carriers to augment their network capacity and geographic scope over the next five years.

Network Reach.   We believe our broadband fixed wireless products remove a large hurdle to metro Ethernet and private line services: last mile fiber availability (network reach). The delivery of Ethernet services in metro areas has historically required a broadband, fiber-based connection. Our products are capable of delivering Ethernet services, removing the need for fiber on-net buildings as well as the ILEC transport services.

Service Installation and Upgrades.  We believe our products offer timing and cost advantages over fiber-based products in the context of installation and modification of those products. As compared to installing a new fiber service where a fiber connection does not currently exist, we believe we will be able to complete the installation of our fixed wireless products in significantly less time. Even in the context of modifying existing services, we believe our products enable the enhancement or removal of services more quickly than most ILECs.

Price.   We believe our products compete favorably on price versus other transport alternatives. For example, we believe our ability to deliver wireless Ethernet services enables us to price our products to take advantage of lower equipment price points available for Ethernet equipment, and the ubiquitous presence of Ethernet applications in customer LANs.

Familiar Technology.  Our products support the delivery of telecommunications services utilizing high capacity, Ethernet protocols. Because of the ubiquity of Ethernet protocols in the proprietary networks of business consumers of telecommunications services, we believe that our solutions will enable our customers, who are telecommunications carriers, to market more technologically streamlined products to their end users because our products enable the delivery of Ethernet services directly to end-users without the need for conversion of that traffic into more traditional, lower-bandwidth telecommunications protocols.

Wireless Spectrum Assets

We hold 91 licenses to the Local Multipoint Distribution Services, or LMDS, wireless spectrum (27.5 to 31.3 GHz) and ten 39 GHz licenses. These holdings cover approximately 95% of the population in the thirty largest markets in the U.S. The table below reflects (i) the license number, (ii) the metropolitan areas covered by the license, (iii) the estimated population for each area, and (iv) the amount of spectrum for each area.

License					B	39 GHz	License
Number	City	State	Population	A Band	Band	Chanls	Renewal

WPOL286	New York (PMSA of 5 boroughs & 3 counties)	NY	8,546,846	A3			2/1/2016	*
WPLM417	Atlanta	GA	3,197,171		B		6/17/2008
WPLM412	Austin	TX	899,361		B		6/17/2008
WPLM416	Baltimore	MD	2,430,563		B		6/17/2008
WPLM430	Birmingham	AL	1,200,336	A			6/17/2008
WPLM413	Boston	MA	4,133,895		B		6/17/2008
WPLM418	Chattanooga	TN	510,860	A			6/17/2008
WPLM405	Chicago	IL	8,182,076		B		6/17/2008
WPLM424	Cincinnati	OH	1,990,451		B		6/17/2008
WPLM422	Cleveland-Akron	OH	2,894,133		B		6/17/2008
WPLM410	Columbia	SC	568,754	A			6/17/2008
WPLM438	Columbus	OH	1,477,891		B		6/17/2008
WPON926	Denver	CO	2,073,952	A1(part)			6/17/2008
WPLM408	Detroit	MI	4,705,164		B		6/17/2008
WPLM398	Hartford	CT	1,123,678		B		6/17/2008
WPLM411	Hickory-Lenoir-Morganton	NC	292,409	A			6/17/2008
WPLM431	Huntsville	AL	439,832	A			6/17/2008
WPLM435	Indianapolis	IN	1,321,911		B		6/17/2008
WPLM436	Kansas City	MO	1,839,569		B		6/17/2008
WPLM434	Klamath Falls	OR	74,566		B		6/17/2008
WPLM420	Lakeland-Winterhaven	FL	405,382		B		6/17/2008
WPLM429	Lexington	KY	816,101	A			6/17/2008
WPLM401	Los Angeles	CA	14,549,810	A			6/17/2008
WPLM428	Louisville	KY	1,352,955	A			6/17/2008
WPLM423	Mansfield	OH	221,514		B		6/17/2008
WPLM433	Medford-Grants Pass	OR	209,038		B		6/17/2008
WPOH970	Milwaukee	WI	1,751,525	A			6/17/2008

License					B	39 GHz	License
Number	City	State	Population	A Band	Band	Chanls	Renewal

WPLM419	Minneapolis-St. Paul	MN	2,840,561	A			6/17/2008
WPOH945	New Haven-Waterbury-Meriden	CT	978,311		B		6/17/2008
WPLM400	New London-Norwich	CT	357,482		B		6/17/2008
WPLM397	New York (whole BTA)	NY	18,050,615		B		6/17/2008
WPLM421	Ocala	FL	194,833		B		6/17/2008
WPLM432	Portland	OR	1,690,930	A			6/17/2008
WPOH956	Providence-Pawtucket, New Bedford- Fall River	RI,MA	1,509,789	A			6/17/2008
WPLM437	Rochester	NY	1,118,963		B		6/17/2008
WPLM407	Sacramento	CA	1,656,581	A			6/17/2008
WPLM402	San Diego	CA	2,498,016		B		6/17/2008
WPLM406	San Francisco-Oakland-San Jose	CA	6,420,984		B		6/17/2008
WPLM404	San Luis Obispo	CA	217,162	A			6/17/2008
WPLM403	Santa Barbara-Santa Maria	CA	369,608	A			6/17/2008
WPLM427	Seattle-Tacoma	WA	2,708,949	A			6/17/2008
WPLM425	St. Louis	MO	2,742,114		B		6/17/2008
WPLM409	Toledo	OH	782,184		B		6/17/2008
WPLM415	Washington	DC	4,118,628		B		6/17/2008
WPOH677	Albuquerque	NM	688,612	A			9/1/2008
WPOH679	El Paso	TX	649,860	A			9/1/2008
WPOH676	Tucson	AZ	666,880	A			9/1/2008
WPOH683	Lawton-Duncan	OK	177,830	A			9/1/2008
WPOH682	Oklahoma City	OK	1,305,472	A			9/1/2008
WPOH684	Omaha	NE	905,991	A			9/1/2008
WPOH676	Tulsa	OK	836,559	A			9/1/2008
WPOH944	Albany-Schenectady	NY	1,028,615	A			10/6/2008
WPOH963	Atlanta	GA	3,197,171	A			10/6/2008
WPOH954	Austin	TX	899,361	A			10/6/2008
WPOH962	Baltimore	MD	2,430,563	A			10/6/2008
WPOH955	Boston	MA	4,133,895	A			10/6/2008
WPOH955	Buffalo-Niagara Falls	NY	1,231,795	A			10/6/2008
WPOH950	Charlotte-Gastonia	NC	1,671,037	A			10/6/2008
WPOH948	Chicago	IL	8,182,076	A			10/6/2008
WPOH953	Dallas	TX	4,329,924	A			10/6/2008
WPOH975	Des Moines	IA	728,830	A			10/6/2008
WPOH949	Detroit	MI	4,705,164	A			10/6/2008
WPOH952	Greenville-Spartanburg	NC	788,212	A			10/6/2008
WPOH943	Hartford	CT	1,123,678	A			10/6/2008
WPOH966	Houston	TX	4,054,253	A			10/6/2008
WPOH974	Indianapolis	IN	1,321,911	A			10/6/2008
WPOH979	Jacksonville	FL	1,114,847	A			10/6/2008
WPOH981	Knoxville	TN	948,055	A			10/6/2008
WPOH947	Los Angeles	CA	14,549,810		B		10/6/2008
WPOH959	Manchester-Nashua-Concord	NH	540,704	A			10/6/2008
WPOH973	Memphis	TN	1,396,390	A			10/6/2008
WPOH967	Miami-Ft. Lauderdale	FL	3,270,606	A			10/6/2008
WPLM426	Milwaukee	WI	1,751,525		B		10/6/2008

License					B	39 GHz	License
Number	City	State	Population	A Band	Band	Chanls	Renewal

WPOH964	Minneapolis-St. Paul	MN	2,840,561		B		10/6/2008
WPOH980	Nashville	TN	1,429,309	A			10/6/2008
WPLM399	New Haven-Waterbury-Meriden	CT	978,311	A			10/6/2008
WPOH942	New York (unencumbered by PMSA)	NY	9,503,769	A			10/6/2008
WPOH960	Philadelphia, Wilmington (DE), Trenton (NJ)	PA	5,899,345	A			10/6/2008
WPOH971	Pittsburgh	PA	2,507,839	A			10/6/2008
WPLM414	Providence-Pawtucket, New Bedford- Fall River	RI,MA	1,509,789		B		10/6/2008
WPOH951	Raleigh-Durham	NC	1,089,423	A			10/6/2008
WPOH972	Richmond-Petersburg	VA	1,090,869	A			10/6/2008
WPOH978	Rochester	NY	1,118,963	A			10/6/2008
WPOH976	San Antonio	TX	1,530,954	A			10/6/2008
WPOH958	Springfield-Holyoke	MA	672,970	A			10/6/2008
WPOH969	St. Louis	MO	2,742,114	A			10/6/2008
WPOH946	Syracuse	NY	791,140	A			10/6/2008
WPOH965	Tampa-St. Petersburg-Clearwater	FL	2,249,405	A			10/6/2008
WPOH961	Washington	DC	4,118,628	A			10/6/2008
WPOH968	West Palm Beach-Boca Raton	FL	893,145	A			10/6/2008
WPOH957	Worcester-Fitchburg-Leominster	MA	709,705	A			10/6/2008
WPQT938	Denver-Boulder-Greeley	CO	2,073,952			B	10/18/2010
WPQT942	Las Vegas	NV	857,856			E	10/18/2010
WPQT946	Las Vegas	NV	857,856			G	10/18/2010
WPQT939	San Diego	CA	2,498,016			B	10/18/2010
WPQT944	San Diego	CA	2,498,016			F	10/18/2010
WPQT947	San Diego	CA	2,498,016			N	10/18/2010
WPQT940	San Francisco	CA	6,420,984			D	10/18/2010
WPQT945	San Francisco	CA	6,420,984			F	10/18/2010
WPQT941	Toledo	OH	782,184			E	10/18/2010
WPQT943	Toledo	OH	782,184			F	10/18/2010

Legend

A	27,500 to 28,350 MHz, 29,100 to 29,250 GHz, 31,075 to 31,225 GHz = 1,150 MHz

A1	27,500 to 28,350 MHz = 850 MHz

A3	31,075 to 31,225 GHz = 150 MHz

B	31,000 to 31,075 MHz, 31,225 to 31,300 MHz = 150 MHz

39 GHz B	38,650 to 38,700 MHz, 39,350 to 39,400 = 100 MHz

39 GHz E	38,800 to 38,850 MHz, 39,500 to 39,550 = 100 MHz

39 GHz G	38,900 to 38,950 MHz, 39,600 to 39,650 = 100 MHz

39 GHz F	38,850 to 38,900 MHz, 39,550 to 39,600 = 100 MHz

39 GHz N	39,250 to 39,300 MHz, 39,950 to 40,000 = 100 MHz

39 GHz D	38,750 to 38,800 MHz, 39,450 to 39,500 = 100 MHz

The higher the frequency, the higher the attenuation (loss). For the same amount of transmission power, a lower frequency signal will propagate farther.

*	Our A3 Band Licenses in New York City was renewed by the FCC during the first quarter of 2006 through February 2016, however, the FCC did not extend the deadline for completing the facilities construction requirements for that license, which remains March 2007. Consequently, we may relinquish our rights in the our New York City A3 band license if we do not meet the March 2007 construction deadlines, notwithstanding the FCC’s extension of our license term through February 2016.

The term of the licenses for our broadband wireless spectrum generally is ten years. Although the licenses are renewable for an additional ten year term, renewal is conditioned on our ability to satisfy construction requirements established by the FCC.

Wireless Network Overview

Overview.  We deploy fixed wireless point-to-multipoint and point-to-point networks to provide wireless broadband connectivity in our markets. Our networks also incorporate encryption and authentication technologies to protect information privacy.

Network Architecture.  We describe the design of our primary network deployment as an “aggregation network.” This means that we design our networks to collect telecommunications traffic from a large number of sites, aggregate that traffic at a single location while maintaining the integrity and quality of the multiple signals, and delivering the resulting larger stream of aggregated traffic to terrestrial, fiber-based networks for distribution across the country. Our networks are also capable of separating large streams of telecommunications traffic and delivering signals as appropriate to multiple locations within an operating region from a single site. We describe the deployment of our products in aggregation networks as “middle mile” solutions for telecommunications service providers. Additionally, we provide “last mile” high bandwidth data solutions for end-users.

We execute our network design by deploying network architecture of microwave radios placed at clients’ locations, centered around our strategically selected hub locations. The hub base stations will transmit to and receive signals from wireless equipment at multiple customer premises, allowing transmissions between multiple customer antennas and a single base station antenna. Each hub station is capable of serving customers in our target mobile wireless backhaul, network facilities replacement, and enterprise and government markets. Our point-to-multipoint hubs have an average service radius of between three to seven miles, depending on a number of factors such as power levels used, local weather environment, and terrain. We believe our typical market will require between six and nine hubs to service customers in the mobile wireless backhaul market, although additional hubs may be required to service the largest markets.

Below is a diagram of a typical LMDS network architecture.

Fixed Wireless Spectrum Performance.  Our products are delivered through our exclusively licensed LMDS fixed wireless spectrum. The properties of our LMDS spectrum allow us to deliver voice and data connectivity to our customers at rates of up to 622 megabits per second, or Mbps, providing them access to high bandwidth applications. In addition, unlike the spectrum deployed by many other fixed wireless providers, our LMDS spectrum allows point to multipoint applications, making our products useful in the deployment of aggregation, or “middle-mile” networks.

Unlike other, lower frequencies, however, signals transmission via our LMDS spectrum will not generally penetrate trees, walls, glass or other path-obstructing materials. We address line-of-sight challenges by installing intermediate sites to overcome significant transmission obstacles. Such solutions are generally sufficient for marketing our products to telecommunications carriers who sell directly to end-users; however, due to the line-of-sight challenges of our LMDS spectrum and the complexity of installation, billing, and care of end-user customers, we do not have any immediate plans to market our products to retail end-users, other than as a network redundancy or LAN connection solution.

Below is a map indicating the geographic extent of our LMDS licenses.

Wireless Network Equipment.  We have the ability to source key network components from a number of equipment vendors. After evaluating competing products of several vendors for LMDS equipment, in May 2005, we entered into a sourcing arrangement with a large equipment vendor. The pricing of fixed wireless communications equipment has decreased significantly in recent years, enabling more cost-effective deployment than in the past.

Network Services.  We deliver our wireless services through our single network services and customer care organizations. Following the closing of the Wireline Sale, we anticipate that we will rely on an interim basis on the network services and customer care personnel of XO LLC pursuant to transitionary arrangements between the two companies. In the near term, we believe that we will either develop proprietary network services and customer care organizations, or outsource those functions to third party providers.

Wireless Sales.  We employ a small direct sales force selling wholesale fixed wireless services to targeted carrier customers. Our sales force currently focuses on telecommunications service providers. We believe that this sales strategy allows us to concentrate our sales efforts on customers for whom our products offer immediate, large-scale operational and financial value within operating markets. As we complete sales and implementation with such mobile wireless customers, we plan to augment our marketing efforts in those geographic local transport and network expansion markets. We occasionally supplement the efforts of our direct sales team with indirect sales agents.

Competition

The market for fixed broadband wireless services is emerging, and we compete with both wireless and wireline telecommunications providers.

ILECs.  The ILECs (especially Verizon, AT&T, BellSouth and Qwest) are the incumbents and have predominant market shares in the types of services that we offer through our wireless business. The ILECs have numerous competitive advantages, including long standing relationships with their customers, comprehensive network footprints within their regions, established relationships with wireless carriers in-region, brand recognition, significant financial and managerial resources, and regulatory influence. The ILECs rely, however, on a network that includes a mix of both fiber and copper facilities. As a result, in many cases, the ILECs would be required to replace existing copper lines with fiber facilities if the ILECs were to meet the anticipated additional capacity requirements of mobile telecommunications carriers. We believe that the ILECs, which focus primarily on the end-user markets, will be hesitant to incur the expense of replacing copper lines with fiber solely to deliver capacity to mobile wireless carriers. We therefore believe that we can leverage the deployment and cost advantages of our products to compete with the ILECs in our wireless communications business.

Competitive Carriers.  We also compete with facilities-based, competitive carriers that operate fiber-based networks. In major metropolitan areas, many competitive carriers have deployed local assets that can provide network capacity particularly competitive with our point-to-point dedicated and dynamic bandwidth products. We also compete with our own customers, who may decide to incur the costs and managerial responsibilities associated with deploying proprietary facilities themselves rather than purchasing our own services.

Unlike the ILECs, the competitive carriers who have constructed local facilities have deployed high-capacity fiber. Many of these carriers, however, face continued pricing and other competitive pressures in the market place, and none has dedicated itself to providing local network capacity to other telecommunications carriers. In addition, none of the competitive carriers has the ubiquitous network of the in-region ILEC, and we would anticipate competing with competitive carriers only in selected markets and with respect to specific network routes. Also, very few competitive carriers, other than ILECs operating out-of-region, possess the financial resources necessary to construct significant additional network facilities in the near future. We therefore believe that we can leverage our ability to rapidly deploy and scale our products to compete with competitive carriers.

Fixed Wireless Carriers.  There are a number of fixed wireless carriers delivering products that compete with our own. First, there are two companies, First Avenue Networks, or FRNS, and IDT Spectrum, or IDT, capable of delivering aggregation network products based on a point-to-multipoint delivery platform similar to our own. We believe that our product delivery and network services relationships with carriers such as XO LLC will allow us to provide complete, end-to-end aggregation network products that carry customer traffic from origination to a point of entry onto a terrestrial fiber network. We believe this end-to-end capability presents both a marketing and service delivery advantage that few other fixed wireless competitors can offer at a price competitive to our products.

Second, there are other carriers, such as Fiber Tower, who deliver point-to-point wireless connections over varying distances, which connections compete with both our aggregation network and point-to-point products.

Proprietary Deployment.  We face competition from our target customers, who typically decide between deploying proprietary network assets or purchasing outsourced, turn-key solutions, such as our products. In our mobile wireless backhaul markets, our experience has been that our customers deploy a combination of proprietary, point-to-point wireless connections, on the one hand, and outsourced, aggregation network products provided by third parties, like us, on the other hand.

Deployment of Other Wireless Technologies

While we plan to focus our Wireless Business on the delivery of our network solutions to telecommunications carriers, we also plan to explore other Line of Sight and Non-Line of Sight, or NLOS, licensed and non-licensed spectrum opportunities. Recent technology innovations, such as WiMax, may provide significant opportunities for wireless last mile solutions. These technologies leverage the advantages of IP centric communications and should be highly complementary to new services such as VoIP. We view the potential use of these technologies as synergistic to our deployment of services using our LMDS assets. Combining a higher speed last mile solution with the high-capacity aggregation capabilities of LMDS has the potential to offer new and existing telecommunications carriers a robust market entry/network augmentation opportunity.

Regulatory Overview

We offer wireline and wireless communications services to small and medium business, wireline and wireless telecommunications providers, large enterprises and government agencies. We are therefore subject to regulation by federal, state and local government agencies. Historically, the Federal Communications Commission, or FCC, had jurisdiction over interstate long distance services and international services, while state regulatory commissions had jurisdiction over local and intrastate long distance services. The Telecommunications Act of 1996, or the Telecom Act, fundamentally changed the way telecommunications is regulated in this country. The FCC was given a major role in writing and enforcing the rules under which new competitors could compete in the local marketplace. Those rules, coupled with additional rules and decisions promulgated by the various state regulatory commissions, form the core of the regulatory framework under which we operate in providing our services.

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

The Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled competitive carriers like us to capture a portion of the ILECs’ market share of local services. However, to date, the ILECs have succeeded in eliminating some of the market-opening regulations adopted by the FCC and the states through numerous court challenges.

Since the passage of the Telecom Act there has been an accelerated growth of the Internet and IP communications. Congress is currently considering whether to further amend the Telecom Act to, among other things, directly address certain issues, such as universal service funding and E911 service, that are increasingly impacted by the rapid growth of IP communications. It is possible that any such amendment to the Telecom Act could eliminate or materially alter the market-opening regulatory framework of the Telecom Act in general, and the UNE regime in particular. Such a result could adversely affect our business. It is not possible to predict if, when, or how the Telecom Act will be amended.

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

The following is a summary of the interconnection and other requirements imposed by the Telecom Act that are important for effective local service competition:

•	interconnection with the networks of incumbents and other carriers, which permits our customers to exchange traffic with customers connected to other networks;

•	requirements that the ILECs make available access to UNEs, including local loops and transport at prices based upon their forward-looking economic costs, thereby enabling us to serve customers not directly connected to our networks;

•	compensation obligations, which mandate reciprocal payment arrangements for local traffic exchange between us and both incumbent and other competitive carriers and compensation for terminating local traffic originating on other carriers’ networks;

•	requirements concerning local number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to our local voice services;

•	access to assignment of telephone numbers, which enables us to provide telephone numbers to new customers on the same basis as incumbent carriers;

•	requirements that ILECs permit CLECs to purchase their services for resale to the public at a wholesale rate that is less than the rate charged by the ILECs to their retail customers and

•	collocation rights allowing us to place telecommunications equipment in ILEC central offices, which enables us to have direct access to local loops and other network elements.

When requested by competitors, ILECs are required to negotiate, in good faith, agreements that set forth terms governing many of these requirements, including the interconnection of their network, access to UNEs, and resale. We have negotiated interconnection agreements with the ILECs in each of the markets in which we operate. Some of these interconnection agreements are currently being renegotiated.

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

As of March 11, 2005, the effective date of the TRRO, the ILECs are obligated to provide as UNEs in certain geographic areas the following network facilities used by XO to serve its customers:

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

The ILECs are also not required to provide certain mass market broadband loop facilities and functionality as UNEs. Under the TRO, the ILECs are not required to make newly-deployed fiber-to-the-premise, or FTTP, [checking with Brad to see if we need to make this fiber-to-the premise] loops available as UNEs and are only required to provide the equivalent of DS0 capacity on any FTTP loop built over an existing copper loop. These recent FCC orders should only limit availability for those specific broadband network elements, which are not material to us. It is possible, however, that the ILECs will seek additional broadband regulatory relief in future proceedings.

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

Transitional availability where elements are no longer available as UNEs.  For DS1, DS3, and dark fiber loops and transport provided in ILEC central offices that do not meet the criteria for UNE availability set forth in the TRRO, the FCC established a transitional period during which the ILECs must continue to make the elements available at UNE rates to serve existing customers in impacted central offices. For DS1 and DS3 loops and transport, the ILECs were required to make the elements available at 115% of the total element long run incremental cost (“TELRIC”) rate for one year beginning on March 11, 2005. For dark fiber loops and transport, the ILECs were required to make the elements available at 115% of the TELRIC rate in impacted central offices for 18 months beginning on March 11, 2005.

Although these rules adopted by the FCC in the TRRO became effective on March 11, 2005, many of the requirements imposed by the FCC in the TRO and TRRO were not self-executing. Accordingly, the FCC made clear that carriers must follow the change of law procedures in their applicable interconnection agreements with ILECs to implement any TRO requirements that are not self-executing and that carriers must follow the procedures set forth in Section 252(b) of the Telecom Act to modify interconnection agreements that are silent as to implementation of changes in law. We have been in negotiations with ILECs to amend our interconnection agreements to implement relevant TRO and TRRO requirements and, to date, have executed amendments in many states. In addition, we have been in negotiations with ILECs to reach commercial agreements that will facilitate our purchase of certain facilities that are no longer available as UNEs as a result of the TRRO and, to date, have executed such agreements covering a number of states.

FCC Regulation of Wireless Services

We are the licensee of authorizations issued by the Federal Communications Commission (“FCC”) in the Local Multipoint Distribution Service (“LMDS”) and in the 39 GHz services. As an FCC licensee, we are subject to extensive regulatory oversight, including limits on the amount of foreign investment in certain FCC licenses, the transfer and assignment of FCC licenses, and regulations governing the construction, technical aspects and the nature of services that can be provided by operators of wireless communications systems. The FCC regulates the use of the electromagnetic spectrum, and has exclusive jurisdiction over licensing and technical rules governing the operation of wireless services. Under certain circumstances, our licenses may be conditioned, forfeited or canceled.

Also, because certain wireless services we provide are likely to be considered interstate in nature, we also are likely subject to the FCC’s jurisdiction in our provision of such services. The FCC has exclusive jurisdiction over the provision of interstate telecommunications services whether or not those telecommunications services involve the use of the electromagnetic spectrum. We are therefore subject to certain administrative and service related obligations as a telecommunications carrier regulated by the FCC, and we are required to pay regulatory fees and expenses. Also, we may be fined for violations of the FCC’s rules.

We use our fixed wireless facilities to provide several other forms of telecommunications services, some of which may be considered intrastate, and will therefore likely be subject to the jurisdiction of state regulatory commissions. Each state may have unique rules relating to regulatory assessments, reporting requirements and taxes. States and localities may also impose zoning regulations, require operating permits, and regulate our access to rights-of-way.

These Federal, state, and local regulations change through rule making proceedings, hearings, and other administrative proceedings. Future changes or interpretation of these evolving regulations may have an adverse effect on our fixed wireless business.

FCC Regulation of LMDS and 39 GHz Services in Particular

Generally.   The majority of our FCC licenses cover operations in the LMDS spectrum, although we hold several FCC licenses in the 39 GHz band. LMDS is one of the several FCC-licensed services that permit licensees to transmit high capacity wireless broadband traffic on a line-of-sight (“LOS”) basis (generally, only LOS operations may be offered today because of how high in the spectrum LMDS frequencies are situated). Other FCC-licensed services with high-capacity broadband wireless LOS capabilities include the 24 GHz band and the 39 GHz band. While many entities hold spectrum in the 24 GHz and 39 GHz bands, the most significant holders of that spectrum are First Avenue Networks, Inc. and IDT Spectrum, LLC (purchased from Winstar Holdings, LLC). There is also spectrum available for licensing to offer high-capacity wireless broadband services on an LOS basis in other frequency bands; however, this spectrum can generally only be licensed on a site-specific basis (each transmit and receive point are separately authorized).

Performance Requirements.   All of our LMDS and 39 GHz licenses were granted for ten (10) year terms. The renewal dates for our LMDS licenses are generally in 2008. The renewal dates for our 39 GHz licenses are in 2010. In order to secure renewal of our LMDS and 39 GHz licenses, we must generally be in compliance with all relevant FCC rules, and must demonstrate that we are providing “substantial service” in our licensed areas. The FCC defines substantial service as “service which is sound, favorable, and substantially above a level of mediocre service which just might minimally warrant renewal.” To determine if a licensee is providing substantial service, the FCC will review a licensee’s demonstration on a case-by-case basis. The FCC has taken a flexible approach in reviewing licenses, and has stated that it will consider several factors when determining whether a fixed wireless licensee has provided substantial service, including: whether the licensee’s operations serve niche markets or focus on serving populations outside of areas serviced by other licensees; whether the licensee’s operations serve populations with limited access to communications services (i.e., rural service areas); and whether a licensee serves a significant portion of the population or land area of the licensed area. This list is not exhaustive and the FCC has noted that substantial service can be demonstrated in other ways.

The FCC has provided “safe harbor” examples of what would constitute substantial service for a LMDS and 39 GHz licensee. For an LMDS licensee that chooses to offer point-to-multipoint services, a demonstration of coverage to twenty percent (20%) of the population of its licensed area at the ten (10) year mark would constitute substantial service. In the alternative, for an LMDS licensee that chooses to offer fixed, point-to-point services, the construction of four (4) permanent links per one million people in its licensed area would constitute substantial service. For a 39 GHz licensee, the FCC adopted the safe harbor of four (4) links per million people within a service area for a traditional point-to-point service. Because we have FCC spectrum licenses in over 70 U.S. cities, we will be required to make significant capital expenditures to meet the substantial service tests associated with such licenses, or enter into spectrum leases in which third parties construct facilities to meet the substantial service tests.

The only exception to our 2008 deadlines for demonstrating that we are providing substantial service through our LMDS licenses relates to our authorization for the so-called “A3 Block” of LMDS spectrum in eight (8) core counties in the New York market. That license was renewed by the FCC in February 2006 and extended through February 2016. Notwithstanding that extension, we must nonetheless demonstrate that we are providing substantial service using this license by March 2007. We submitted a request to the FCC on January 12, 2005 to extend the deadline for construction of the facilities authorized by the A3 Block license in New York until October 2008 to conform to the construction deadline of all of our other LMDS licenses. This request remains pending with the FCC.

Assignment, Transfer and Leasing of Spectrum.  Under FCC regulations, we can permit third parties to use our LMDS or 39 GHz spectrum in several different ways. First, we can provide service on facilities we construct to customers as a common carrier or on a private carrier basis. Second, we can permit others to lease our spectrum so that these lessees can construct and operate their own facilities. In this case, we would remain the licensee of the spectrum, but the lessee would also obtain an authorization from the FCC. Third, subject to FCC review and approval, we can assign to third parties some of the spectrum we hold in a geographic area (e.g., defined as “disaggregation” by the FCC) or we can assign to third parties our rights to operate spectrum in a portion of the geographic area over which it is licensed (e.g., defined as “partitioning” by the FCC). The FCC also permits simultaneous partitioning and disaggregation. In the case of assignment, partitioning and disaggregation, we would relinquish our rights to the spectrum we assign, partition or disaggregate. If we wish to assign or transfer spectrum, we would be required to seek the approval, or notify the FCC, of such a transfer or assignment.

Auctions.   Since 1994, the FCC has conducted periodic auctions of licenses for spectrum. The availability of more spectrum in frequency bands in, or adjacent to those in which we hold licenses, or other frequency bands which share similar operating characteristics, could increase the number of entities with which we compete and could give our customers an alternative source of spectrum, or could reduce the value of our spectrum.

Other Issues Affecting the Company’s Spectrum Licenses.   The FCC retains the jurisdiction to implement changes to the regulations that govern the operation of all wireless services including those we offer over our LMDS and 39 GHz authorizations. Theses changes may have a negative impact on our business. Moreover, as demand for spectrum capacity increases, the FCC may conduct additional proceedings to permit other licensed or unlicensed equipment to operate in the same spectrum as our licensed bands. This may increase potential interference with our fixed wireless operations and have an adverse effect on our business.

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

AT&T Declaratory Ruling Re: VoIP.  On April 21, 2004, the FCC released an order, the AT&T Order, denying AT&T’s request that the FCC find that certain VoIP “in the middle” services are exempt from switched access charges. The FCC held that an interexchange service that uses ordinary customer premises equipment that originates and terminates on the PSTN that provides no enhanced functionality, and that undergoes no net protocol conversion, is a telecommunications service and subject to switched access charges. The AT&T order apparently places interexchange services similar to those VoIP “in the middle” services offered by AT&T in the same regulatory category as traditional telecommunications services and, therefore, potentially subjects such VoIP services to access charges and other regulatory obligations including Universal Service fees. Although the FCC did not rule on the applicability of access charges for services provided prior to April 21, 2004, the ILECs may attempt to assert claims against other telecommunications companies including us for the retroactive payment of access charges. On February 4, 2005, SBC amended an existing collection case it had filed against Global Crossing seeking retroactive payment of unpaid access charges and filed a complaint against us. On November 2, 2005, SBC filed a Notice of Voluntary Dismissal, dismissing us from the Global Crossing litigation with prejudice. On September 21, 2005, SBC filed with the FCC a petition for declaratory ruling that wholesale transmission providers using IP protocol technology to transport long distance calls that originate and terminate on the public switched telephone network, or PSTN, are liable for access charges under the FCC’s rules and applicable tariffs. SBC seeks a ruling that providers meeting these criteria are interexchange carriers. VarTec had filed a petition for declaratory ruling on related issues on August 20, 2004. Among other things, VarTec seeks a declaratory ruling that it is not required to pay access charges to terminating local exchange carriers when enhanced service providers or other carriers deliver calls directly to the terminating LECs for termination. On September  26, the FCC released a public notice requesting comments on the petitions filed by SBC and VarTec. It is not possible to predict the outcome of that proceeding or its effect on our operations. The issue of whether access charges apply to VoIP and other IP traffic that originates or terminates on the PSTN is potentially significant for us and other carriers.

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

Cost-based TELRIC Pricing.  On September 10, 2003, the FCC initiated a new proceeding to consider significantly revamping the current TELRIC methodology used for the pricing of UNEs. If the FCC reverses the methodology used for determining UNE rates to allow for rate increases, our costs for leasing UNEs could rise substantially in the future. Several state commissions have also initiated proceedings to review the rates that the ILECs charge for UNEs. An adverse ruling in these proceedings would allow the ILECs to increase UNE rates in the applicable state and this could substantially raise our costs for leasing UNEs in the future.

VoIP 911 Regulation.  On June 3, 2005, the FCC imposed 911 regulations on “interconnected VoIP services,” which are defined as any service that: (1) enables real-time, two-way voice communications; (2) requires a broadband connection from the user’s location; (3) requires Internet protocol-compatible customer premises equipment; and (4) permits users generally to receive calls that originate on the public switched telephone network and to terminate calls to the public switched telephone network. The FCC relied upon its ancillary jurisdiction under Title I of the Communications Act of 1934, as amended, (the “Act”) to impose the 911 regulations without classifying “interconnected VoIP Services” as telecommunications or information services. Currently, the FCC is considering whether to adopt additional 911 regulations, and Congress is considering whether to adopt VoIP 911 legislation, which could include statutory immunity for lawsuits relating to VoIP 911 services. It is not possible to predict if, when, or how the FCC’s 911 rules will be amended or Congress will adopt VoIP 911 legislation, or its effect on our operations.

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

Wireless Services Affected by State Regulations

While we anticipate that the dedicated wireless communications links that we expect to provide will be used by our customers as part of their interstate mobile wireless communications networks, we market point to point wireless services designed to carry a customer’s telecommunications traffic from a customer’s facility to the facilities of a telecommunications carrier or to another of the customer’s offices, all within one state. Consequently, we have applied for and anticipate that we will receive and maintain Certificates of Public Convenience and Necessity (“CPCN”), file tariffs and reports, and fulfill other administrative and financial obligations, such as state universal service fund obligations, in connection with our services. It is also likely that we will be subject to the following requirements:

Access to 911 Emergency Services.   Most states require local exchange carriers to provide access to public safety and emergency services as a requirement for offering service in that state. Such requirements are usually imposed on all providers of local exchange service, regardless of the technology used to provide that service.

Entry Regulation, Resale, Number Portability, and Interconnection.   State commissions vary in their application of entry regulations; however most states require any entity engaged in the provision of telecommunications services to seek authority prior to providing such services. This can often require a lengthy application and hearing process, as well as the requirement to file tariffs. In addition, providers of telecommunications services must comply with all local exchange carrier requirements of the Act. All telecommunications carriers must interconnect, directly or indirectly, with other telecommunications carriers. In most cases, agreements and contracts are required to effectuate this interconnection. Moreover, all local exchange carriers must provide resale and number portability.

Billing and Collection.  Many states have strict rules regarding the billing, collection, and eventual disconnection of services classified as basic telecommunications services.

Regulatory Assessments, Reporting Requirements and Taxes.  Like the FCC, states impose a variety of reporting requirements, assessments, and taxes on providers of telecommunications services. While reporting requirements can vary from state to state, they generally include quarterly or annual reports and service quality reports. Similarly, there are a number of regulatory assessments and taxes imposed on telecommunications providers, including gross receipts taxes and annual assessments on overall intrastate revenues.

Other State and Local Issues.   States may also impose requirements related to consumer protection, such as truth-in-billing and anti-slamming laws that are in addition to the federal requirements. At the local level, municipalities may have zoning ordinances that govern the antenna siting and other real estate issues, in addition to rules relating to granting public easements and rights of way for telecommunications services.

Item 1A.	Risk Factors

Risks Related to Liquidity, Financial Resources, and Capitalization

The covenants in our Credit Agreement restrict our financial and operational flexibility, which could have an adverse affect on our results of operations.

Our Credit Agreement contains covenants that restrict, among other things, the amount of our capital expenditures, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. A company controlled by Mr. Icahn holds more than 90% of the principal amount of the loans outstanding under the Credit Agreement. Because amendments to or waivers of covenants under the Credit Agreement generally require the approval or consent of holders of only a majority of the outstanding principal amount under the Credit Agreement, decisions whether to amend or waive compliance with such covenants by the holders of loans under the Credit Agreement can be made by Mr. Icahn, whether or not the other holders agree. Our Credit Facility includes a financial covenant requiring us to maintain minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, for the twelve-month period ending each fiscal quarter. We did not meet this covenant in 2005 and based on current financial results and our current business plan, we do not expect to comply with this covenant in 2006. We have obtained a waiver through December 31, 2006, but we can not be certain that we will be able to obtain any further waivers of this, or any other, covenant in our Credit Agreement.

We completed a prepayment of the outstanding indebtedness under the Credit Agreement of $100 million during the fourth quarter of 2005. As part of the Wireline Sale, we have agreed to prepay all but $75 million of the outstanding indebtedness under the Credit Agreement, and Elk Associates LLC has agreed to assume that indebtedness as of the closing of the Wireline Sale. The lenders of the Credit Agreement have agreed to release us from any further obligations under the Credit Agreement upon our making such prepayment.

If we are not able to (i) amend the Credit Agreement covenant to remove the minimum EBITDA requirements or decrease the requirement to a level we believe we can achieve, (ii) obtain an extension on the waiver to at least March 31, 2007, (iii) repay the Credit Facility with a new debt or equity offering so that we are in compliance, or (iv) complete the Wireline Sale and obtain a release from the lenders from all Credit Agreement obligations, under the current accounting guidelines we will be required to reclassify the $301.1 million of our outstanding long term debt to short term debt as of March 31, 2006. While the existing waivers prevent the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until March 31, 2007, this reclassification would cause a significant deterioration to our disclosed working capital and financial position. The security for the Credit Agreement consists of substantially all of our wireline and wireless assets. A default under the Credit Agreement could adversely affect our rights under other commercial agreements.

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

We may not prevail in our $50 million claim against the Allegiance Telecom Liquidating Trust, and we may not be successful in defending ourselves from the Allegiance Telecom Liquidating Trust’s counterclaim against us.

In August 2004, we filed an administrative claim against the Allegiance Telecom Liquidating Trust, or ATLT, the successor to the assets and liabilities of Allegiance Telecom, Inc. that we did not acquire. We have claimed that we are entitled to approximately $50 million in damages related to a variety of actions taken by Allegiance and the ATLT. The ATLT filed a counterclaim against us in November 2004 seeking damages of approximately $100 million. The case went to trial on May 2, 2005 and has not yet been decided. After the trial, the ATLT reduced its counterclaim to approximately $27.8 million. We have pursued our claims against the ATLT, and we have disputed the ATLT counterclaim as being frivolous and without merit. There can be no assurance, however, that we will be successful in recovering the damages to which we believe we are entitled, or that we will successfully defend ourselves against the ATLT counterclaim, in which case our financial condition and results of operations could be materially and adversely affected.

The Wireline Sale may not close, which would require us to reevaluate our strategic alternatives.

The Wireline Sale may not be completed for a variety of reasons, including an unfavorable judgment in the pending shareholder litigation in connection with the Wireline Sale. If we are not able to close the Wireline Sale, we will be required to reevaluate our strategic direction, including exploring options to refinance our senior secured debt. The evaluation of strategic alternatives requires significant management attention and causes uncertainty among our customers, vendors, and employees. There can also be no assurance that we will be able to successfully identify an alternative strategy to the Wireline Sale, the timeframe in which we would identify that strategy, and whether we would successfully execute upon that strategy. Consequently, the failure of the Wireline Sale to be consummated could have material adverse consequences on our financial position and results of operations.

We incurred a net loss in the past and, in the near term, may not generate funds from operations sufficient to meet all of our cash requirements.

For each period since inception, we have incurred net losses. For the year ended December 31, 2005, we posted a net loss attributable to common stockholders of approximately $159.2 million. In the near term, we expect to use cash to fund our ongoing capital expenditure requirements.

Risks Related to Our Wireline Operations

In the event of a substantial failure of our operations support systems, including the systems for sales tracking, order entry and provisioning, and billing, our Disaster Recovery System may not permit us to recover our systems operations and perform critical aspects of our services for an extended period, which would adversely affect our revenues or capital resources.

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

We rely on a combination of patents, copyrights, and other proprietary technology that we license from third parties. We have been issued several United States and foreign trademarks and may consider filing for additional trademarks in the future. We have also been issued one United States patent and may consider filing for additional patents in the future. However, we cannot assure you that any additional patents or trademarks will be issued or that our issued patent or trademarks will be upheld in all cases. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our trademark or technology or that our competitors or licensors will not independently develop technologies that are substantially equivalent to or superior to ours. In addition, the legal systems in many other countries do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary interests and business information or our present license arrangements, our business, financial condition and results of operations could be adversely affected. Further, the dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In the future, we may be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect our trade secrets and other intellectual property rights. Any intellectual property litigation could be costly and cause diversion of our management’s attention from the operation of our business. Adverse determinations in any litigation could result in the loss of proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. We could also be subject to court orders preventing us from providing certain services in connection with the delivery of services to our customers.

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

Several customers account for a significant portion of our revenue, and some of our customer agreements may not continue due to bankruptcies, acquisitions, nonrenewal, or other factors.

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

Risks Related to Our Wireless Operations

Our Wireless Business is in the early stages of development and we may not be able to implement its business strategy or obtain new customers.

Our fixed wireless business provides services in an emerging market and is subject to the inherent risks of early stage enterprises. The Wireline Sale will result in the transfer of virtually all of our historic assets (other than cash and cash equivalents, marketable securities, and fixed wireless licenses), liabilities and operations. We anticipate making significant capital expenditures to purchase equipment, acquire service and hub locations, further develop our information technology systems, and otherwise continue the growth and development of our fixed wireless business. There can be no assurance that we will successfully execute on our business plan even if such capital expenditures are made. There can also be no assurance that the market will accept our wireless services, or that developments in the communications market that we believe could contribute to the growth of our wireless business will be sustained.

One customer accounts for nearly all of our wireless services revenue.

We have a business relationship with a large, mobile wireless telecommunications carrier for whom we provide cellular backhaul services. As a result, if our relationship with that carrier customer were to deteriorate, or if that carrier customer were to experience significant adverse business developments, our wireless revenues and results of operations could be materially and adversely affected.

Our licenses may not be renewed upon expiration.

Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten (10) year terms. The renewal dates for our LMDS licenses are generally in 2008. The renewal dates for our 39 GHz licenses are in 2010. To qualify for renewal of a license, we must demonstrate that we have provided “substantial service” by the end of the license term. The FCC’s “substantial service” renewal standard for both LMDS and 39 GHz licensees is intended to provide licensees with flexibility in renewing their licenses. The FCC’s “safe harbor” guidelines provide licensees with a degree of certainty as to how to comply with the requirement, but they are not the only way to demonstrate substantial service. The FCC has provided “safe harbor” examples of what would constitute substantial service for a LMDS and 39 GHz licensee. For an LMDS licensee that chooses to offer point-to-multipoint services, a demonstration of coverage to twenty percent (20%) of the population of its licensed area at the ten (10) year mark would constitute substantial service. In the alternative, for an LMDS licensee that chooses to offer fixed, point-to-point services, the construction of four (4) permanent links per one million people in its licensed area would constitute substantial service. For a 39 GHz licensee, the FCC adopted the safe harbor of four (4) links per million population within a service area for a traditional point-to-point service. The FCC has taken a flexible approach to assessing whether LMDS and 39 GHz licensees are providing substantial services, including, for example, determining that a licensee is providing niche, specialized or technologically sophisticated services.

While we expect that we will be able to demonstrate that we are providing substantial service for each of our licenses, the FCC may modify its definition of substantial service and, in the future, we may offer services for which the FCC establishes more stringent substantial service requirements. Finally, we expect our FCC licenses will not be reviewed for substantial service on a company-wide basis but rather on a license-by-license basis. Therefore, it is possible that, if our networks are not built-out in a particular licensed region, the license for that region may be subject to non-renewal, even if we have offered “substantial service” in adjoining areas, or on some, but not all, licenses in that market.

If we do not secure a waiver of the substantial performance obligations for our A3 Block in New York, we may lose that LMDS license.

The only exception to our 2008 deadlines for demonstrating that we are providing substantial service through our LMDS licenses relates to our A3 Block of LMDS spectrum in eight (8) core counties in the New York market. While that license was renewed by the FCC through 2016, we must nonetheless demonstrate that we are providing substantial service using this license by March 2007. We submitted a request to the FCC on January 12, 2005 to extend the deadline for construction of the facilities authorized by the A3 Block license in New York until October 2008 to conform with the construction deadline of the Company’s other LMDS licenses. This request remains pending with the FCC. If we do not secure a grant of this construction extension request, and waiver of the substantial performance obligation, there is a risk that we may lose that particular LMDS license.

A key aspect of our business strategy is to provide backhaul services for providers of cellular wireless mobile telecommunications, and our business will depend to a substantial degree on the widespread adoption of bandwidth-intensive applications, such as 3G applications.

One of our primary business strategies is to provide cellular wireless mobile telecommunications companies with backhaul services (e.g., the movement of telecommunications traffic between cell sites and points of connection to wired networks). Demand for backhaul services will depend, to a large extent, on the widespread acceptance and use of so-called third generation, or “3G” mobile wireless technologies, such as high speed data service, video phone capability, telephone photography, streaming video, downloadable music, and video games. The implementation of 3G technologies may require cellular companies to upgrade equipment and make significant capital expenditures, which may be delayed by a number of factors outside of our control. Any delay in implementation could result in reduced demand for backhaul services, which would have a material adverse effect on our ability to generate revenues and expand our business.

We may not be able to successfully execute the necessary real estate transactions, or to negotiate acceptable rates in those agreements for placing antennas and having access to necessary equipment.

The provision of our services may require that we enter into arrangements with certain property owners in order to attach our equipment inside or on the rooftops of buildings where our customers are located. We may require similar agreements in order to access transmission towers or buildings that we plan to use as hubs or repeaters for our networks. However, we may be unable to enter into access arrangements on favorable terms or at all, and therefore may be unable to service certain prospective customers. In addition, the general unavailability of transmission towers may hinder the expansion of our networks.

Additional spectrum may become available from the FCC, increasing the number of and/or viability of our competitors or even allowing our customers or potential customers to obtain their own spectrum outright, reducing their need to obtain spectrum or services from us.

Other entities may obtain FCC licenses to operate spectrum in the same markets as us, thereby offering similar throughput capacities with comparable transmission reliability. These entities may decide to enter our business and offer services to telecommunications companies and our other targeted customers. They may be able to offer lower prices than us or may have more spectrum available to use in a given market than us. Alternatively, potential customers may decide to obtain equipment that operates on certain bands of frequencies that the FCC has designated, or may in the future designate, for use without individual FCC licensing.

For example, the FCC still holds limited amounts of 39 GHz spectrum left over from the initial 39 GHz auction and also is considering a notice of proposed rulemaking relating to the possible auction of the 37 GHz band spectrum, which shares many physical similarities with our spectrum. Successful auctions in the 37 GHz or 39 GHz or other high frequency bands could increase the number of entities that hold the spectrum, and its general availability and could have a material adverse effect on the value of our spectrum. Potential customers that would otherwise use our services could instead decide to acquire spectrum rights in these auctions or obtain services from the winners of those auctions. Unsuccessful auctions of the spectrum may generate low winning bids and could therefore reduce the values of spectrum in neighboring bands, including the value of our spectrum licenses. Alternatively, the FCC may decide to allocate additional spectrum for licensing without auctions to certain classes of users, such as state and local government agencies, that otherwise might be potential customers of our services.

We are dependent on key personnel and our success depends on our ability to attract, train and retain additional qualified personnel.

The loss of one or more key officers, or our failure to successfully recruit key officers, could impair our ability to successfully build out and operate our services and network. We believe that our future success will also depend on our continued ability to attract and retain highly qualified technical and management personnel. We believe that there is and will continue to be intense competition for qualified personnel in the wireless communications industry. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel.

FCC Regulation of RF emissions and RF environments may increase our costs and/or limit our operations.

The FCC regulates the health and safety effects of radio frequency emissions for us and other wireless communications providers. Any FCC licensee whose emissions in an area exceed five percent (5%) of the total permissible emissions limit is responsible for ensuring that the site meets applicable health and safety requirements. The fixed wireless equipment we use is designed to operate at RF emission levels well below the FCC’s standard. However, if we operates in an area where other higher RF emitters are operating, we could nonetheless be required to cooperate with, and contribute financially to, efforts intended to bring the site within applicable health and safety limits.

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

We are subject to comprehensive and continually evolving regulation.

We and some of our services and facilities are regulated by the FCC, states, local zoning authorities, and other governmental entities. These regulators routinely conduct rulemaking proceedings and issue interpretations of existing rules. These regulatory proceedings could impose additional obligations on us, give rights to competitors, increase our costs, and otherwise adversely affect our ability to implement our business plan. Attempts to limit the basic competitive framework of the Telecom Act could interfere with the successful implementation of our business plan.

Risks Related to Our Common Stock

An entity owned and controlled by Mr. Icahn is our majority stockholder.

An entity owned and controlled by Mr. Icahn, Chairman of our board of directors, filed a Form 13D with the Securities and Exchange Commission in February 2006 disclosing that his beneficial ownership, as defined therein, was 62% of XO Holdings. As a result, Mr. Icahn has the power to elect all of our directors. Under applicable law and our certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers and the sale of substantially all of our assets and amendments to our certificate of incorporation and by-laws.

Future sales or issuances of our common stock could adversely affect our stock price and/or our ability to raise capital.

Future sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. In particular, we anticipate that the ATLT, holder of approximately 45,380,000 shares of our common stock, upon effectiveness of the registration statement filed by us on the ATLT’s behalf, may exercise its rights under an existing Registration Rights Agreement to publicly resell some or all of those shares.

As of March 14, 2006, there were 181,933,035 shares of our common stock outstanding. The shares of our common stock owned by an entity owned and controlled by Mr. Icahn are restricted shares that may be sold only under a registration statement or an exemption from federal securities registration requirements. Mr. Icahn, through various entities that he owns or controls, has the right to require XO to register, under the Securities Act of 1933, shares of common stock held by such entities and to include shares of our common stock held by them in certain registration statements filed by XO Holdings.

We have issued and there remain outstanding three series of warrants to purchase up to an aggregate of approximately 9.5 million, 7.1 million and 7.1 million additional shares of our common stock, at exercise prices of $6.25, $7.50 and $10.00 per share, respectively. The warrants will expire on January  16, 2010.

We have options outstanding to purchase approximately 11.3 million shares of common stock reserved for issuance under our 2002 Stock Incentive Plan as of December 31, 2005. Unless surrendered or cancelled earlier under the terms of the stock incentive plan, those options will expire beginning in 2013. In addition, our 2002 Stock Incentive Plan authorizes future grants of options to purchase common stock, or awards of restricted common stock, with respect to an additional 6.3 million shares of common stock in the aggregate.

Item 2.  Properties

We lease facilities for our administrative and sales offices, central switching offices, network nodes and warehouse space. The various leases expire in years ranging from 2006 to 2019. Most have renewal options.

For our Wireless Business, we own or lease, in the metropolitan areas in which we operate, fixed wireless communications equipment, which includes wireless distribution sites, transmission and reception equipment, routers, and interconnection facilities with wireline communications carriers. With respect to buildings in which we have installed wireless communications transmission and reception equipment, we generally lease technical and equipment storage space, conduit, and rights to install equipment on the building rooftop.

For our Wireline Business, we own or lease, in the metropolitan areas in which we operate, telecommunications property which includes: fiber optic backbone and distribution network facilities; central office switching equipment; connecting lines between customers’ premises and the central offices; and customer premise equipment. Our central office switching equipment includes electronic switches and peripheral equipment.

The fiber optic backbone and distribution network and connecting lines include aerial and underground cable, conduit, poles and wires. These facilities are located on public streets and highways or on privately-owned land. We have permission to use these lands pursuant to consent or lease, permit, easement, or other agreements.

Our headquarters is located at 11111 Sunset Hills Road, Reston, Virginia, where we currently occupy approximately 167 thousand square feet of administrative space.

Item 3.	Legal Proceedings

We are involved in lawsuits, claims, investigations and proceedings consisting of commercial, regulatory, securities, tort and employment matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Allegiance Telecom Liquidating Trust Litigation

In August 2004 XOC filed an administrative claim, or the Administrative Claim, against the ATLT, the successor to the assets and liabilities of Allegiance that XOC did not acquire. All of the rights, duties, obligations and liabilities of XOC in connection with the Administrative Claim, as well as any other matters pertaining to or arising from the acquisition by XOC of Allegiance, were assumed by LMDS Co. and assigned to LMDS Co. by XOC as part of the Restructuring, pursuant to that certain Assignment and Assumption Agreement, dated as of March 1, 2006. Under this assignment and assumption, we are entitled to exercise the rights previously asserted by XOC in connection with this action.

We have claimed that we are entitled to approximately $50 million in damages related to a variety of actions taken by Allegiance and the ATLT. The ATLT filed a counterclaim against us in November 2004 seeking damages of approximately $100 million. The case went to trial in the United States Bankruptcy Court for the Southern District of New York on May 2, 2005 and has not yet been decided. After the trial, the ATLT reduced its counterclaim to approximately $27.8 million. We have pursued our claims against the ATLT, and we have disputed the ATLT counterclaim as being frivolous and without merit. There can be no assurance, however, that we will be successful in recovering the damages to which we believe we are entitled, or that we will successfully defend ourselves against the ATLT counterclaim, in which case our financial condition and results of operations could be materially and adversely affected.

As of December 31, 2005, we had $8.0 million recorded in other current assets related to certain payments made on behalf of the ATLT that we believe are reimbursable by the ATLT. Other than this amount, the accompanying financial statements do not include any impact from the Administrative Claim.

Litigation Relating to the Wireline Sale

On December 23, 2005, R2 Investments, following its receipt of documentation from us in connection with a then-pending claim under Section 220 of the Delaware General Corporation Law, filed a lawsuit filed in the Delaware Court of Chancery challenging the Wireline Sale. The complaint names as defendants us, our directors and certain affiliates of Mr. Icahn, including Cardiff and Buyer. The complaint, R2 Investments v. Carl C. Icahn, et al. (C.A. No. 1862-N), alleges, among other things, that (i) Mr. Icahn and Cardiff breached fiduciary duties of care, good faith and loyalty in connection with the Equity Purchase Agreement and the Stockholder Voting Agreement, (ii) XO Communications and the director defendants acted in concert and conspired with Mr. Icahn and Cardiff and (iii) the director defendants violated their fiduciary duties in connection with the Equity Purchase Agreement by failing to obtain the greatest value for all stockholders. The complaint seeks equitable relief, including, among other things, an injunction against consummation of the Wireline Sale and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and the Wireline Sale.

On January 9, 2006, ATLT filed a complaint in the Delaware Court of Chancery challenging the Wireline Sale. With limited exceptions, the complaint, Allegiance Telecom Liquidating Trust v. Carl C. Icahn, et al. (C.A. No. 1877-N), is substantially the same as R2 Investments’ complaint.

On January 11, 2006, Mr. Donald J. Hillenmeyer, Jr., who alleges that he is one of our stockholders, filed a putative stockholder derivative action on behalf of XO LLC in the Delaware Court of Chancery challenging the Wireline Sale. The complaint, Donald J. Hillenmeyer, Jr. v. XO Communications, Inc., et al.  (C.A. No. 1880-N), names as defendants XOC its directors and certain affiliates of Mr. Icahn, including Cardiff and Buyer, and alleges, among other things, that (i) Mr. Icahn and Cardiff breached alleged fiduciary duties of care, good faith and loyalty in connection with the May 2005 waiver of defaults under the existing credit facility granted by affiliates of Mr. Icahn, the Equity Purchase Agreement and the Stockholder Voting Agreement, (iii) the director defendants (excluding Mr. Icahn) gave substantial assistance to Mr. Icahn in respect of such waiver, the Equity Purchase Agreement and the Stockholder Voting Agreement in violation of their fiduciary duties, and (iii) the director defendants, Cardiff and Buyer allegedly acted in concert and conspired to permit the director defendants and Cardiff to violate their fiduciary duties. Mr. Hillenmeyer’s complaint seeks equitable relief, including, among other things, an injunction against consummation of the Wireline Sale and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and the Wireline Sale. In addition, the complaint seeks repayment to XO by the director defendants of all compensation and other remuneration paid to any of them during the period of the alleged breaches of their fiduciary duties.

The three actions are being coordinated in one proceeding, and discovery is ongoing. The court has scheduled a hearing for May 11, 2006 on plaintiffs’ motion to preliminarily enjoin the Wireline Sale. Although we believe the complaints to be without merit and intend to defend them vigorously, it is not possible to render a view of the likely outcome of these proceedings.

Houlihan Lokey Howard and Zukin Capital LLC

On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC, or HLHZ, filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim asserted a right to payment of fees in excess of $19.0 million and represents HLHZ’s claim for advising us in our financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by Mr. Icahn, and XOC objected to the fee claim on the ground that, inter alia, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOC with $2.0 million for amounts previously paid, and ordered XOC to pay the difference to HLHZ. XOC paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. The Appeal is pending.

Cox Communications Las Vegas, Indefeasible Right of Use (IRU) Agreement

On July 19, 2004, XOC informed Cox Communications Las Vegas (“Cox”) that XOC was disputing as wrongly calculated an invoice that Cox had submitted to XOC in the amount of approximately $2.8 million. The dispute arises from an IRU Agreement between Cox and XOC in which XOC leased from Cox certain fiber optic facilities in the Las Vegas, Nevada area. In February 2005 the parties unsuccessfully engaged in mediation. Cox notified XOC that is was proceeding to binding arbitration. XOC filed a $3.5 million counterclaim based on over-billing by Cox. Because the IRU Agreement is an ongoing agreement, the amounts in dispute and the counterclaim increase monthly. Cox has claimed an aggregate of in excess of $4.0 million in respect of such dispute. Arbitration is pending.

In accordance with the terms of the IRU Agreement, in September 2005, XOC requested renewal of the IRU Agreement upon its expiration in April 2006. Cox declined to renew the IRU Agreement alleging that XOC is in Default as such term is defined under the IRU Agreement based on the ongoing dispute. XOC does not believe that the ongoing dispute constitutes a Default. Arbitration is pending. If Cox is successful in their assertion and declines to renew the IRU Agreement, our ability to provide services to customers in the Las Vegas area at competitive rates will be adversely affected.

Level 3

We have received formal correspondence from Level 3 indicating that, as a result of statements made in our 2004 10-K, wherein we said that we were considering among other options, lighting our dark fiber in the United States to create wavelengths capacity, we were and are in material breach of its contractual obligations to Level 3. Potential damages for this alleged breach could be significant although we believe the Level 3 claim has little merit.

Verizon Indemnification Notice

On or about October 12, 2005, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement between XO Interactive (“XOI”), a subsidiary of XO LLC, and VSSI/Verizon (“Verizon”), Verizon notified XOI that Verizon and its subsidiaries, among others, had been sued by Aerotel, Ltd. for breach of contract and declaratory judgment in the United States Court for the Southern District of New York on January 7, 2005. (Aerotel, LTD v Verizon Company et al (CA 05 CV 0120 (TPG))). The suit relates to certain prepaid calling card services, and Aerotel’s claim that Verizon’s provision of those services are covered by an Aerotel patent, and unless licensed, infringe that patent; that Verizon obtained a license under the patent from Aerotel; but that Verizon has defaulted in payment of licensing royalties. XOI has not acknowledged any such infringement, or liability either to Verizon or Aerotel, but is cooperating both with Verizon, with respect to the indemnity provisions, and Aerotel, with respect to its subpoena to XOI for information and documents.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCBB under the symbol “XOHO.OB.” The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	2005		2004
	High	Low	High	Low

First Quarter	$3.37	$2.30	$7.90	$4.98
Second Quarter	3.09	1.75	5.70	3.33
Third Quarter	3.01	2.22	4.00	3.16
Fourth Quarter	$2.63	$1.76	$3.62	$2.67

All of the 2005 over-the-counter market quotations set forth in this table reflect inter-dealer quotations, without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. Our Credit Facility prohibits the payment of cash dividends.

Item 6.	Selected Financial Data

Our selected financial data table follows (dollars in thousands, except share data).

	Reorganized XO (f)			Predecessor XO
	Year Ended December 31,			Year Ended December 31,
	2005	2004 (a)	2003	2002	2001

Statement of Operations Data:
Revenue	$1,433,622	$1,300,420	$1,110,483	$1,259,853	$1,258,567
Loss from operations(b)	(126,394)	(370,292)	(111,858)	(1,208,898)	(1,949,891)
Net loss(c)	(146,505)	(405,543)	(102,554)	(3,386,818)	(2,086,125)
Net loss applicable to common shares(d)	(159,208)	(410,453)	(102,554)	(3,350,362)	(1,838,917)
Net loss per common share, basic and diluted	(0.88)	(2.57)	(1.07)	(7.58)	(4.55)
Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	108,980	150	6,301	17,602	(560,877)
Net cash (used in) provided by investing activities	(56,223)	(444,837)	153,036	57,582	(708,598)
Net cash (used in) provided by financing activities	(109,908)	200,116	5,185	(6,079)	(1,019,647)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	183,988	251,289	520,612	560,983	755,167
Property and equipment, net	717,627	820,536	485,984	2,780,589	3,742,577
Broadband wireless licenses	40,527	46,854	53,181	911,832	947,545
Other intangibles, net(c)	51,252	93,012	56,334	72,782	2,030,030
Total assets(c)	1,202,725	1,459,385	1,265,165	4,585,496	7,930,465
Total long-term debt and accrued interest payable(e)	301,113	366,247	536,791	5,165,718	5,109,503
Redeemable preferred stock, net of issuance costs	217,056	204,353	—	1,708,316	1,781,990
Total stockholders’ equity (deficit)(e)	$322,588	$485,552	$380,425	$(3,032,282)	$297,416

(a)	The selected consolidated financial data includes the accounts and activities of the businesses we acquired from Allegiance Telecom, Inc. from June 23, 2004, the acquisition date through December 31, 2004.

(b)	In 2004, loss from operations included a $212.5 million non-cash impairment charge of goodwill. In 2002, loss from operations included non-cash charges totaling $477.3 million in connection with the amendment to the terms of fiber acquisition and maintenance arrangements with Level 3 Communications, and the return of previously acquired intercity fiber in connection therewith. In 2001, loss from operations included restructuring charges totaling $509.2 million associated with the restructuring of certain aspects of our business operations.

(c)	In 2004, net loss included a $212.5 million non-cash impairment charge of goodwill. In 2003, net loss included a $33.5 million gain on investment sales. In 2002, net loss and total assets reflects a $1,876.6 million impairment charge to write-off all of our goodwill as a cumulative effect of accounting change, pursuant to SFAS No. 142. In 2001, net loss included a gain of $345.0 million resulting from the repurchase of certain of our senior notes.

(d)	The comparability of net loss applicable to common shares is impacted by the transactions discussed in c. above. In addition, in 2001, net loss applicable to common shares includes a gain of $376.9 million resulting from the repurchase of certain of our preferred stock.

(e)	In January 2004, we completed a rights offering. An aggregate of 39.7 million shares were issued in the offering, yielding net proceeds of $197.6 million. These proceeds were used to pay down our long-term debt and accrued interest payable.

(f)	The reorganized selected consolidated financial data as of and for the years ended December 31, 2005, 2004 and 2003 reflects the impact of adopting fresh start reporting as of January 1, 2003, and is not comparable to that of predecessor XO. Upon emergence from bankruptcy, we recognized a reorganization gain, net of $3,032.3 million which is not presented. The predecessor selected consolidated financial data below as of and for the years ended December 31, 2002 and 2001 does not include the effects of the fresh start accounting provisions of SOP 90-7. Fresh start required that XOC adjust the historical cost of its assets and liabilities to their fair values as determined by its reorganization value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW OF OUR BUSINESS

In general, growth in the telecommunications industry has been sluggish for the last several years. Demand for some services, such as wireless and integrated product offerings has increased, but for many other products and services price compression, reductions in regulated rates and lower demand have resulted in year over year revenue declines for many telecommunication companies. In response to these and other factors, in March 2005 we engaged Jefferies and Company (“Jefferies”) to present strategic alternatives based on, among other things, the competitive environment of the telecommunications industry, the current regulatory environment, and the recent and pending mergers and acquisitions in our industry. We reviewed Jefferies’ report, and in May 2005, we retained Jefferies to assist us in exploring our strategic alternatives, including a potential sale of our wireline telecommunications business (the “Wireline Business”). On November 4, 2005, XO Communications, Inc. (“XO”), and XO Holdings, Inc. (“Seller”), entered into an Equity Purchase Agreement (“the Equity Purchase Agreement”) that provides for the sale (the “Wireline Sale”) of the Wireline Business through the sale of all of the outstanding LLC interests in XO Communications, LLC, a newly formed, wholly-owned subsidiary of Seller (“XO LLC”), for an aggregate purchase price of $700 million in cash. Elk Associates LLC (“Buyer”), an entity owned by XO’s controlling stockholder, Carl Icahn, executed the Equity Purchase Agreement to purchase the Wireline Business.

Following the Wireline Sale, Seller will retain the Company’s fixed broadband wireless spectrum assets, cash and cash equivalents, marketable securities and other investments, and certain other assets and contingent assets, and will assume certain liabilities and contingent liabilities, including amounts due under the Company’s secured credit facility (the “Credit Facility”). The assets and liabilities of the Wireline Business, including the “XO Communications” brand name, will be transferred to Buyer. After the close of the Wireline Sale, the Company will focus its business on the delivery of broadband, fixed wireless communications services via its exclusively-licensed Local Multipoint Distribution Service (“LMDS”) wireless spectrum. We anticipate operating our Wireless Business under a new name.

We believe that the Wireline Sale will enable us to take advantage of the increasing demand for broadband wireless services, which has been precipitated by customer adoption of higher bandwidth cellular services such as third generation (3G) and Evolution Data Only (EV-DO) entertainment and media services delivered to mobile wireless devices. We believe that now is the appropriate time to shift the focus of our business model from our Wireline Business to our Wireless business for the following reasons:

•	the costs of purchasing and deploying wireless communications equipment have declined significantly over the last several years, and we are now positioned to deploy our fixed wireless equipment in a more cost-effective manner than our traditional wireline services;

•	There is a greater recognition of the need for redundancy in the technologies included in communications networks;

•	the increased costs of fiber and copper network facilities due to FCC rulemaking permitting the ILECs to increase prices for such facilities is expected to increase the cost of providing traditional wireline services

Key Performance Indicators

We use certain key performance indicators (“KPIs”) to assess operational effectiveness of the business, including:

•	Gross Margin

•	Sales, Operating and General Expenses as a Percentage of Revenue

•	EBITDA

The following table outlines the measurements of these KPIs as a percentage of revenue for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004

Gross margin	59.0%	57.5%
EBITDA	7.9%	(15.8)%
Sales, operating & general expenses	51.4%	56.0%

We believe that EBITDA and gross margin are measures of operating performance and liquidity that reflect the ongoing effectiveness of management’s sales, cost control, and acquisition initiatives. EBITDA in 2004 includes a non-cash goodwill impairment charge of $212.5 million. When evaluating our financial performance we exclude this charge, and generally exclude other charges and income that are not directly attributable to the provision of service to our customers. Sales operating and general expense is an important measure of the efficiency with which we sell, provision and support our services, and the efficiency of our back office operations.

As we continue to develop our Wireless Business, we envision the KPIs that we use to assess the business will differ from KPIs we currently use.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased from $234.0 million at December 31, 2004 to $176.8 million at December 31, 2005. Our cash flows can be broken down as follows (dollars in thousands):

	2005	2004

Operating activities	$108,980	$150
Investing activities	(56,223)	(444,837)
Financing activities	(109,908)	200,116

Total	$(57,151)	$(244,571)

Cash Flows from Operating Activities

Our operating activities provided net cash of $109.0 million during 2005. This primarily resulted from our net loss of $146.5 million, offset by non-cash depreciation, amortization and interest expense included in net loss.

Cash Flows from Investing Activities

Our investing activities used approximately $56.2 million during 2005. Cash flows from investing activities consisted primarily of $86.7 million of investments in property and equipment, offset by the release of approximately $25.4 million that had previously been held in escrow.

Cash Flows from Financing Activities

Our financing activities used approximately $109.9 million during 2005. Cash flows from financing activities consists of the payment of $100.0 million of principal outstanding under our Credit Facility, and the payment of $9.9 million of other debt and capital lease obligations.

Our Credit Facility matures on July 15, 2009.  There are no additional borrowings available under the Credit Facility. As of December 31, 2005, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Icahn, Chairman of the Company’s Board of Directors. At December 31, 2005, long-term debt consisted of $300.8 million in principal and $0.3 million of accrued interest that, if not paid, converts to principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until

2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, we will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Credit Facility, to consolidated interest expense for four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders. We can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at our option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once we begin to pay accrued interest in cash, the applicable margins are reduced. At December 31, 2005, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 9.41%.

Our Credit Facility includes a financial covenant, the EBITDA Covenant, requiring us to maintain minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, for the twelve-month period ending each fiscal quarter. Additionally, the Credit Facility limits additional indebtedness, liens, dividend payments, certain investments and transactions, and maximum capital expenditures. We were not in Compliance with the EBITDA Covenant in 2005 and based on current financial results and our current business plan, we do not expect to comply with the EBITDA Covenant in 2006. We have obtained a waiver of the EBITDA Covenant through December 31, 2006, but we can not be certain that we will be able to obtain any further waivers of this, or any other, covenant in our Credit Facility.

We completed a prepayment of the outstanding indebtedness under the Credit Facility of $100 million during the fourth quarter of 2005. As part of the Wireline Sale, we have agreed to prepay all but $75 million of the outstanding indebtedness under the Credit Facility, and Elk Associates LLC has agreed to assume that indebtedness as of the closing of the Wireline Sale. The lenders under the Credit Facility have agreed to release us from any further obligations under the Credit Facility upon our making such prepayment.

If we are not able to (i) amend the Credit Facility covenant to remove the EBITDA Covenant or decrease the requirement to a level we believe we can achieve, (ii) obtain an extension on the waiver to at least March 31, 2007, (iii) repay the Credit Facility with a new debt or equity offering so that we are in compliance, or (iv) complete the Wireline Sale and obtain the a release from the lenders from all Credit Facility obligations, under the current accounting guidelines we will be required to reclassify all of the amounts due under the Credit Facility to short term debt as of March 31, 2006 because the loan will be due and payable on March 31, 2007. While the existing waivers prevent the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until March 31, 2007, this reclassification would cause a significant deterioration to our disclosed working capital and financial position. The security for the Credit Facility consists of substantially all of our wireline and wireless assets. A default under the Credit Facility could adversely affect our rights under other commercial agreements.

We expect that cash flows during 2006 will be generated largely by the Wireline Sale. The proceeds from the Wireline Sale will be used to repay the outstanding principal and interest under the Credit Facility, other than $75 million to be assumed by Buyer, to offer to redeem, at the closing of the Wireline Sale, our outstanding preferred stock, and to fund growth and development of the Wireless Business. Once the Wireline Sale is completed, we will be debt-free and currently expect to have in excess of $300 million in cash to fund our operations and for other corporate purposes. Until the closing of the Wireline Sale, we will continue to fund the operations of the Wireline Business.

After the close of the Wireline Sale, operating cash outflows during 2006 will largely be for the expansion of the operations of the Wireless Business as we develop the infrastructure required to run the Wireless Business independently, including the payment of certain fees to XO LLC under the Transition Service Agreement (the “TSA”) entered into in anticipation of the Wireline Sale. We expect that the majority of our planned capital expenditures in 2006 will be used to grow revenue by purchasing and installing customer-related equipment and network electronics for either new customers or by adding services provided to existing customers. Much of our non-success based capital will be for the continued development and implementation of our information systems in support of our back office infrastructure. We believe that our cash resources are sufficient to fund our operations and capital expenditures at least through 2006.

Contractual Obligations

The Wireline Business has a national network which requires various ongoing maintenance costs and software licenses and fees so that we can continue to provide high quality telecommunication services to our customers. Where we do not have our own network to provide telecommunication services we pay access rights and use fees to other service providers. To achieve the most cost efficient rates, we often commit to a multi-year purchase for these services and licenses. We are leasing premises for use in the Wireline Business under various noncancelable operating leases for administrative space, building access, and other leases, which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. The lease agreements have various expiration dates through 2019.

Additionally, we have entered into various contracts with other telecommunications companies in which we have certain minimum purchase commitments. These contracts have terms of 36 to 60 months.

The Wireless Business has not yet entered into any long-term contractual obligations, although we anticipate entering into long-term contractual obligations for office space and roof rights as that business expands.

The following table summarizes our payment obligations under various operating and financing agreements as of December 31, 2005 (dollars in thousands):

		Other
		long-term	Operating
	Credit	contractual	lease	Capital lease	Total
Year Ending December 31,	Facility	obligations	obligations	obligations	obligations

2006	$—	$82,800	$69,932	$4,537	$157,269
2007	—	79,535	64,965	3,854	148,354
2008	—	68,513	54,327	2,398	125,238
2009	301,113	44,573	46,432	1,770	393,888
2010	—	15,688	39,838	1,419	56,945
Thereafter	—	87,322	125,873	12,491	225,686

Total minimum commitments	$301,113	$378,431	$401,367	$26,469	$1,107,380

All of the contractual obligations in the table above will be transferred to Buyer at the close of the Wireline Sale with the exception of amounts due under the Credit Facility, of which only $75 million will be assumed by the Buyer.

In February 2006 we entered into an agreement to purchase certain telecommunications equipment. The agreement requires total payments of $10 million to be paid in 6 installments beginning in March 2006 and ending in April 2007.

RESULTS OF OPERATIONS

Overview

Historically, we have operated our business as one telecommunications segment. As a result of the strategic decision to enter into the Wireline Sale, we anticipate internally analyzing and reporting separately on the results of operations of the Wireline Business and the Wireless Business beginning in 2006 and, accordingly, those business units will be reported as “segments”, as required under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, or SFAS No. 131, at that time.

A summary in the section entitled “Comparison of Consolidated Financial Results” of our consolidated results is below, and is followed by a discussion of the consolidated financial results. We discuss our business unit results in more detail in the section entitled “Comparison of Business Unit Financial Results”. The amounts include the results of operations of the Allegiance telecommunication services assets, which we refer to as the Acquired Businesses, since June 23, 2004.

On November 4, 2005, we entered into the Wireline Sale in order to focus on the development of our Wireless Business. In the event that the Wireline Sale is consummated, our revenues will initially consist of those from two customers and will initially be insignificant. Additionally, our costs and expenses will be substantially reduced as the Wireline Business will employ all but approximately 32 of our current employees, will be responsible for substantially all of our current contractual obligations, including all of our current operating lease obligations, and will be the owner of substantially all of our property, plant and equipment. The Wireless Business will continue to incur costs associated with being a public company, including insurance, audit and Sarbanes Oxley compliance, and legal and regulatory professional services, although we expect the level of those costs and expenses to decrease as a result of the reduced operations. We expect the Wireless Business will generate the majority of its cash inflows in 2006 from the income on its cash and cash equivalents.

Our results of operations data table follows (dollars in thousands, except share data).

	2005		2004		2003

Revenue	$1,433,622	100.0%	$1,300,420	100.0%	$1,110,483	100.0%
Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	587,904	41.0%	552,735	42.5%	422,129	38.0%
Selling, operating and general	737,350	51.4%	727,666	56.0%	679,286	61.2%
Depreciation and amortization	234,762	16.4%	177,781	13.7%	109,308	9.8%
Goodwill impairment charge	—	0.0%	212,530	16.3%	—
Restructuring	—	0.0%	—	0.0%	11,618	1.1%

Total costs and expenses	1,560,016	108.8%	1,670,712	128.5%	1,222,341	110.1%
Loss from operations	(126,394)	(8.8)%	(370,292)	(28.5)%	(111,858)	(10.1)%
Interest income, net	8,850	0.6%	3,682	0.3%	10,365	0.9%
Investment income (loss), net	1,950	0.1%	(12,719)	(1.0)%	35,787	3.2%
Interest expense, net	(34,291)	(2.4)%	(26,214)	(2.0)%	(36,848)	(3.3)%
Other non-operating gain	3,380	0.6%	—	0.0%	—	0.0%

Net loss	(146,505)	(10.2)%	(405,543)	(31.2)%	(102,554)	(9.2)%

Preferred stock accretion	(12,703)	(0.9)%	(4,910)	(0.4)%	—	0.0%
Net loss applicable to common shares	(159,208)	(11.1)%	(410,453)	(31.6)%	(102,554)	(9.2)%
Net loss per common share, basic and diluted	(0.88)		(2.57)		(1.07)
Weighted average shares outstanding, basic and diluted	181,933,035		159,883,403		95,632,859
Gross margin (1)	845,718	59.0%	747,685	57.5%	688,354	62.0%
EBITDA (2)	$113,698	7.9%	$(205,230)	(15.8)%	$33,237	3.0%

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

	Year Ended December 31,
	2005	2004	2003

Net loss	$(146,505)	$(405,543)	$(102,554)
Selling, operating and general	737,350	727,666	679,286
Depreciation and amortization	234,762	177,781	109,308
Goodwill impairment charge	—	212,530	—
Restructuring	—	—	11,618
Interest income	(8,850)	(3,682)	(10,365)
Investment (income) loss, net	(1,950)	12,719	(35,787)
Interest expense, net	34,291	26,214	36,848
Other non-operating gain	(3,380)	—	—
Gross margin	$845,718	$747,685	$688,354

(2)	EBITDA is defined as net income or loss before depreciation, amortization, interest expense, and interest income. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, EBITDA is an important measure used by management to assess operating performance of the company. EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. Additionally, EBITDA as defined here does not have the same meaning as EBITDA as defined in our Credit Facility agreement. EBITDA in 2004 includes a non-cash goodwill impairment charge of $212.5 million. When evaluating our financial performance we exclude this charge, and generally exclude other charges and income that are not directly attributable to the provision of service to our customers. A reconciliation between EBITDA and net loss is as follows:

	Year Ended December 31,
	2005	2004	2003

Net loss	$(146,505)	$(405,543)	$(102,554)
Interest income	(8,850)	(3,682)	(10,365)
Interest expense, net	34,291	26,214	36,848
Depreciation and amortization	234,762	177,781	109,308

EBITDA	$113,698	$(205,230)	$33,237

Comparison of Consolidated Financial Results

The consolidated financial results for the years ended December 31, 2005, 2004 and 2003 are discussed below.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue.  Total revenue for the year ending December 31, 2005 increased 10.2% to $1,434 million from $1,300 million for the year ending December 31, 2004. The 2004 financial results include approximately $217.2 million of revenue from the Acquired Businesses, whose results have been consolidated from June 23, 2004 onwards. Following the Wireline Sale, our revenue will be substantially lower than our historical revenue, as our Wireless Business is at an early stage of development. In addition, the Wireline Business will be reported as a discontinued operation. The accounting for discontinued operations requires that all revenues and expenses directly attributable to the disposed business be presented net, as a single line item in the statements of operations for all periods presented. Therefore, when the Wireline Business is reclassified as a discontinued operation, revenues of $1,433,416 for the year ended December 31, 2005, which are directly attributed to the Wireline Business, will be reclassified to discontinued operations. All revenues for the years ended December 31, 2004 and 2003 will be classified as discontinued operations. If the Wireline Sale is not consummated, we will expect revenue to decrease slightly as compared to 2005 results.

Revenue was earned from providing the following services (dollars in thousands):

	Year Ended		Year Ended
	December 31,		December 31,
		% of 2005		% of 2004
	2005	Revenue	2004	Revenue	% Change

Voice services	$734,412	51.2%	$673,318	51.8%	9.1%
Data services	432,358	30.2%	414,782	31.9%	4.2%
Integrated voice and data services	266,852	18.6%	212,320	16.3%	25.7%

Total revenue	$1,433,622	100.0%	$1,300,420	100.0%	10.2%

Voice services revenue includes revenue from local and long distance voice services, prepaid calling card processing, interactive voice response services, stand-alone long distance services and other voice telecommunications based services. Our 2004 results included $10.1 million in ILEC settlements. Voice services revenue for the year ended December 31, 2005 increased $61.1 million or 9.1% from 2004 results. This increase was primarily due to the inclusion of revenue from the Acquired Businesses and the implementation of price increases. These increases were partially offset by the FCC mandated carrier access rate decreases, a decline in certain small customer bases in which we are no longer actively selling and the ILEC settlement referenced above.

Data services revenue includes revenue from Internet access, network access and web applications hosting services. Data services revenue for the year ended December 31, 2005 increased $17.6 million or 4.2% from 2004 results. Substantially all of the increase is attributable to the inclusion of the Acquired Businesses, offset by churn of de-emphasized products such as DSL, dial-up internet access and web hosting.

Integrated voice and data services revenue is attributed to our XOptions, XOptions Flex and Total Communications service offerings, our flat-rate bundled packages offering a combination of voice and data services and integrated access. Integrated voice and data services revenue for the year ended December 31, 2005 increased $54.5 million or 25.7% from 2004. Substantially all of the increase is attributable to the inclusion of the Acquired Businesses in the results for the year ended December 31, 2005.

Costs and expenses.  The table below provides costs and expenses by classification (dollars in thousands).

	Year Ended		Year Ended
	December 31,		December 31,
		% of 2005		% of 2004
	2005	Revenue	2004	Revenue	% Change

Costs and expenses:
Cost of service	$587,904	41.0%	$552,735	42.5%	6.4%
Selling, operating and general	737,350	51.4%	727,666	56.0%	1.3%
Depreciation and amortization	234,762	16.4%	177,781	13.7%	32.1%
Goodwill impairment charge	—	0.0%	212,530	16.3%	(100.0%)

Total	$1,560,016	108.8%	$1,670,712	128.5%	(6.6%)

Cost of service (exclusive of depreciation and amortization).  Cost of service includes expenses directly associated with providing telecommunications services to our customers. Cost of service includes, among other items, the cost of connecting customers to our network via leased facilities, the costs of leasing components of our network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service as a percentage of revenue for the year ended December 31, 2005 decreased as compared to the same periods in 2004. The decrease reflects the benefits from the integration of the Acquired Businesses, favorable dispute resolutions, settlements, and estimate revisions, offset by the adverse impact from the Triennial Review Remand Order, or TRRO, discussed in the “Regulatory Overview” section above, and reduced revenues. The favorable dispute resolutions, settlements and estimate revisions resulted in reductions in cost of service of approximately $40.6 million for the year ended December 31, 2005 versus $8.9 million for the year ended December 31, 2004.

Cost of service will be adversely impacted due to the recently enacted regulatory rules on unbundled network element, or UNE, loop and transport rates as discussed in the “Regulatory Overview” section above. The UNE and transport rate increases will be phased in during 2005 and the first quarter of 2006. We expect these increases to have a total annualized impact, including transitional and special access rates, of approximately $75 million by the end of the first quarter of 2006. However, we believe that actions we are taking, including negotiating rate reductions, aggressive use of ILEC Special Access term plans, and network optimization will offset much of these increases. In the event that the Wireline Sale is consummated, our 2006 cost of service will be substantially reduced. In addition, our Wireline Business will be reported as a discontinued operation. The accounting for discontinued operations requires that all revenues and expenses directly attributable to the disposed business be presented net, as a single line item in the statements of operations for all periods presented. Therefore, when the Wireline Business is reclassified as a discontinued operation, all of our costs of service, excluding depreciation and amortization, will be reclassified to discontinued operations for the years ended December 31, 2005, 2004, and 2003. In the event the Wireline Sale is not consummated, we expect 2006 cost of service to increase, largely as a result of the UNE and transport rate increases discussed above.

Selling, operating and general.  Selling, operating and general expense includes expenses related to network maintenance, sales and marketing, network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense for the year ended December 31, 2005 was $737.4 million or 51.4% of revenue versus $727.7 million or 56.0% of revenue for the year ended December 31, 2004. The improvements as a percentage of revenue are largely attributable to the synergies obtained through the integration of the Acquired Businesses, as well as savings from the integration of back office systems and the consolidation of functions. Our 2005 results also include an adjustment of $7.8 million to increase selling, operating and general expenses as a result of the misapplication of generally accepted accounting principles pertaining to lease escalation provisions since our emergence from bankruptcy in January 2003. The impact of these adjustments would have increased selling operating and general expense by approximately $3.3 million and $4.5 million for the years ended December 31, 2004 and 2003, respectively, had they been recorded in the appropriate periods. Our 2004 selling, operating and general expenses are reduced due to favorable settlements of $11.9 million related to franchise fees and other matters.

In the event that the Wireline Sale is consummated, Selling, Operating and General expenses will be reduced substantially as substantially all of our costs are either directly or indirectly incurred in support of the Wireline Business. In the event the Wireline Sale is not consummated, we expect Selling, Operating and General expenses to decline both in absolute terms and as a percentage of revenue.

Depreciation and amortization.  Depreciation expense was $185.6 million for the year ended December 31, 2005, compared to $140.1 million for the same period in 2004. Amortization expense was $49.2 million for the year ended December 31, 2005, compared to $37.7 million for the same period in 2004. Substantially all of the increases in depreciation and amortization for the year ended December 31, 2005 are attributable to the acquisition of the Acquired Businesses.

As of December 31, 2005, we had approximately $95.4 million of property and equipment and $23.5 million of broadband wireless licenses that have not yet been placed into service and, accordingly, are not currently being depreciated or amortized. We expect to reduce the property and equipment and broadband wireless licenses not currently in service during 2006 as we begin to light the intercity network and expand the Wireless Business.

Goodwill impairment charge.  We retained independent appraisers to perform a preliminary valuation of our assets and liabilities as of December 31, 2004. This valuation was necessary as our fair value of our net assets, as determined by our stock price, was less than our book value. Based on this appraisal we recorded a $212.5 million non-cash impairment charge on our goodwill at December 31, 2004. There were no impairment charges in 2005.

Interest income, net.  Interest income for 2005 increased to $8.9 million from $3.7 million in 2004. The increase in interest income is due to an increase in the amount of cash and cash equivalents invested resulting from our convertible preferred stock offering in August 2004 and an increase in interest rates.

Investment income (loss), net.  Investment income (loss), net includes any realized gains or losses from the sale or other than temporary impairment of investments. For 2005 we reported net investment income of $2.0 million while we reported net investment loss of $12.7 million in 2004. The improvement is largely due to realized gains on investments in 2005 that were not present in 2004.

Interest expense, net.  Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized. Interest expense, net for the year ended December 31, 2005 and 2004 was $34.3 million and $26.2 million, respectively. The increase in interest expense is due to an increase in interest rates, as well as the compounding effect of the conversion of accrued interest to principal. During 2005 and 2004, we capitalized interest of $4.0 million.

In the event that the Wireline Sale is consummated, Interest expense, net will be substantially reduced as we will be required to pay off our Credit Facility with the proceeds from the Wireline Sale.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue.  Total revenue for the year ending December 31, 2004 increased 17.1% to $1,300.4 million from $1,110.5 million for the year ending December 31, 2003. The 2004 financial results include approximately $217.2 million of revenue from the Acquired Businesses. Without the revenue from the Acquired Businesses our 2004 revenue decreased $27.3 million or 2.5% from 2003 results. Customer churn and continued pricing pressures, particularly in carrier long distance, offset revenue growth from new customers. Customer churn is driven by a highly competitive environment, large customers downsizing their telecom needs, and our de-emphasis on products like DSL, Hosting and Dial-up to allow our sales resources to focus on larger customers and more profitable products. We expect 2005 annualized revenue to be consistent with our fourth quarter 2004 results.

Revenue was earned from providing the following services (dollars in thousands):

	Year Ended		Year Ended
	December 31,		December 31,
		% of 2004		% of 2003
	2004	Revenue	2003	Revenue	% Change

Voice services	$673,318	51.8%	$572,774	51.6%	17.6%
Data services	414,782	31.9%	392,742	35.4%	5.6%
Integrated voice and data services	212,320	16.3%	144,967	13.0%	46.5%

Total revenue	$1,300,420	100.0%	$1,110,483	100.0%	17.1%

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

	Year Ended		Year Ended
	December 31,		December 31,
		% of 2004		% of 2003
	2004	Revenue	2003	Revenue	% Change

Costs and expenses:
Cost of service	$552,735	42.5%	$422,129	38.0%	30.9%
Selling, operating and general	727,666	56.0%	679,286	61.2%	7.1%
Depreciation and amortization	177,781	13.7%	109,308	9.8%	62.6%
Goodwill impairment charge	212,530	16.3%	—	0.0%	100.0%
Restructuring and asset write-downs	—	0.0%	11,618	1.1%	(100.0%)
	—

Total	$1,670,712	128.5%	$1,222,341	110.1%	36.7%

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

Selling, operating and general.  Selling, operating and general expense includes expenses related to network maintenance, sales and marketing, network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense for the year ended December 31, 2004 was $727.7 million or 56.0% of revenue versus $679.3 million or 61.2% of revenue for the year ended December 31, 2003. The decrease in selling, operating and general expense as a percentage of revenue for the year ended December 31, 2004 when compared to 2003 results is due to the achievement of synergies related to the Acquired Businesses. Our 2004 selling, operating and general expenses are reduced due to favorable settlements of $11.9 million related to franchise fees and other matters.

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

Interest income, net.  Interest income for 2004 decreased to $3.7 million from $10.4 million in 2003.

Investment income (loss), net.  Investment income (loss), net includes any realized gains or losses from the sale or other than temporary impairment of investments. For 2004 we reported a net investment loss of $12.7 million while we reported net investment income of $35.8 million in 2003. The 2004 amount includes a $10.4 million impairment adjustment on an investment that was considered to be other than temporary. The 2003 amount is primarily from a gain on the sale of an investment.

Interest expense, net.  Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized. The majority of interest expense in 2004 and 2003 is non-cash as our Credit Facility allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the years ended December 31, 2004 and 2003 was $26.2 million and $36.8 million, respectively. The significant reduction for 2004 was due to a $197.6 million repayment of outstanding principal under the Credit Facility in January 2004. During 2004 and 2003, we capitalized interest of $4.0 million and $3.0 million, respectively.

Comparison of Business Unit Financial Results

Overview

Our business units, the Wireless Business and the Wireline Business, are strategic business units that offer telecommunications services delivered using different technologies to different target customers. We make decisions about our business units based on the return that we expect to achieve by investing capital. We do not allocate general corporate overhead costs, which were approximately $185.4 million and $152.6 million for the years ended December 31, 2005 and 2004, respectively, between the two business units. We believe, however, that substantially all of the general overhead expenses were incurred in support of the Wireline Business. Interest expense, interest income, investment income (loss), and other non-operating income are managed only on a consolidated basis and, accordingly, are not reflected in either of our business units’ results.

The Wireline Business accounted for substantially all of our revenues for the year ended December 31, 2005, accounted for all of our revenues for the years ended December 31, 2004 and 2003, and accounted for substantially all of our costs for the years ended December 31, 2005, 2004 and 2003. Because the Wireless Business did not have significant operations prior to 2004, 2003 information has not been presented as it is not practicable to do so. Please refer to the discussion under the heading “Comparison of Consolidated Financial Results” for information regarding the 2004 and 2003 results of operations.

Tables summarizing the business unit results and the related analyses of the results of operations for the respective business units are included under the headings “Wireless Business” and “Wireline Business” below.

Wireline Business

Overview

Our Wireline Business provides voice services, data services and integrated voice and data services. These services utilize similar network assets, operations, and technology, and are sold through similar sales channels to a similar targeted customer base. Accordingly, we manage these services as a single business in geographic areas, or markets, within the United States in which we operate.

A table summarizing the direct results of the Wireline Business which excludes general corporate overhead of approximately $185.4 million and $152.6 million for the years ended December 31, 2005 and 2004, respectively, is below (dollars in thousands):

	Year Ended December 31,		Percentage
	2005	2004	Change

Business unit revenue	$1,433,416	$1,300,420	10.2%
Business unit costs and expenses:
Cost of service (exclusive of depreciation and amortization)	587,904	552,735	6.4%
Selling, operating and general (excluding general corporate overhead)	548,705	574,312	(4.5%)
Depreciation and amortization	228,435	171,454	33.2%
Goodwill impairment charge	—	212,530	(100.0%)

Total business unit costs and expenses	1,365,044	1,511,031	(9.7%)
Business unit income (loss)	$68,372	$(210,611)	*

*	Not meaningful

Because the Wireline Business earns substantially all of our revenues and incurs substantially all of our costs, the discussion under the heading “Comparison of Consolidated Financial Results” above may be used to explain the comparison of financial results for the Wireline Business.

Wireless Business

Overview

The Wireless Business began operating as a separate cost center during 2003, primarily incurring personnel costs to research methods to increase the utilization of our fixed wireless licenses. These activities continued on a small scale through 2004. In April 2005 we signed our first Wireless Business service contract, whereby we agreed to provide telecommunications services to a national wireless telecommunications service provider (“the Wireless Customer”) in Florida. We began providing services under that contract during the third quarter of 2005.

As discussed further in the section titled “Wireline Sale” in Item 1 above, on November 4, 2005 we reached an agreement to sell our Wireline Business to focus wholly on our Wireless Business.

A table summarizing the direct results of the Wireless Business, which excludes general corporate overhead of approximately $185.4 million and $152.6 million for the years ended December 31, 2005 and 2004, respectively, is below (dollars in thousands):

	Year Ended December 31,		Percentage
	2005	2004	Change

Business unit revenue	$206	$—
Business unit costs and expenses:
Selling, operating and general (excluding general corporate overhead)	3,261	801	307.1%
Depreciation and amortization	6,327	6,327	0.0%

Total business unit costs and expenses	9,588	7,128	34.5%
Business unit loss	$(9,382)	$(7,128)	31.6%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue.  Revenue of the Wireless Business for the year ending December 31, 2005 was $206 thousand. All of the revenue was earned through our contract with the Wireless Customer. The Wireless Business did not generate any revenue during 2004.

We expect 2006 revenues to increase relative to 2005 as we add customers and expand the scope of the services under our contract with the Wireless Customer. However, because of the nature of our target customers, which are generally large, our success, or lack thereof, in executing new service contracts and retaining customers may cause significant fluctuations in our revenue.

Costs and expenses.  The table below provides costs and expenses by classification (dollars in thousands).

	Year Ended December 31,
	2005	2004	% Change

Business unit costs and expenses:
Selling, operating and general	$3,261	$801	307.1%
Depreciation and amortization	6,327	6,327	0.0%

Total business unit costs and expenses	$9,588	$7,128	34.5%

Selling, operating and general.  Selling, operating and general expenses of the Wireless Business includes expenses related to sales and marketing, network operations, engineering, and certain general corporate office functions dedicated to the Wireless Business, and do not include general corporate overhead costs that indirectly benefit the Wireless Business. Selling, operating and general expense of the Wireless Business for the year ended December 31, 2005 was $3.3 million versus $0.8 million for the year ended December 31, 2004. The increase in selling, operating and general expenses of the Wireless Business for the year ended December 31, 2005 when compared to 2004 results is due to our expansion of the operations of the Wireless Business.

Following the sale of the Wireline Business, the Wireless Business will continue to incur costs associated with being a public company, including insurance, audit and Sarbanes Oxley compliance, and legal and regulatory professional services and will incur certain costs under a transition services agreement with the Wireline Business. Additionally, after the Wireline Sale the Wireless Business will assume certain contingent assets and contingent liabilities, and will be responsible for incurring the related costs. Because we do not allocate general corporate overhead costs between our business units, the related costs and expenses incurred during the years ended December 31, 2005 and 2004, are not included in the selling, operating and general costs of the Wireless Business above.

We believe that, selling, operating and general expense of the Wireless Business will increase in absolute dollars when compared with 2005 results as we continue to expand its operations.

Depreciation and amortization.  Depreciation and amortization expense of the Wireless Business is primarily comprised of the amortization of our fixed wireless licenses. Depreciation and amortization was $6.3 million for the year ended December 31, 2005, and $6.3 million for the year ended December 31, 2004.

As of December 31, 2005, we had approximately $23.5 million of broadband wireless licenses that have not yet been placed into service and, accordingly, are not currently being depreciated or amortized.

We expect depreciation expense during 2006 to increase as additional assets are placed into service. Our so-called “A3 Block” of LMDS spectrum licenses in eight counties in the New York market were renewed in February 2006 for an additional ten years, extending these licenses through February 1, 2016. In order to maintain our license, however, we must demonstrate that we are providing substantial service using this license by March 2007. We submitted a request to the FCC on January 12, 2005 to extend the deadline for meeting the substantial service requirement for these licenses until October 2008 to conform to the deadline of all of our other LMDS licenses. This request remains pending with the FCC. If we are successful in extending, we will reassess our accounting policy and will consider classifying the assets as indefinite life assets, thereby ceasing amortization prospectively.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to the consolidated financial statements in our 2005 Consolidated Financial Statements. The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in the XO Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2005 describe the significant estimates and accounting policies used in preparation of the Condensed Consolidated Financial Statements.

Management believes the following critical accounting policies represent the more significant judgments and estimates used in the preparation of our audited consolidated financial statements included in this form 10-K.

Property and Equipment

Depreciation on our property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of telecommunications networks and acquired bandwidth are 3 to 20 years and 5 to 7 years for furniture fixtures, equipment and other. These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. This latter assessment is significant because we operate within an industry in which new technological changes could render some or all of our network related equipment obsolete requiring application of a shorter useful life or, in certain circumstances, a write-off of the entire value of the asset. Accordingly, in making this assessment, we consider our planned use of the assets, the views of experts both from internal and outside sources regarding the impact of technological advances and trends in the industry on the value and useful lives of our network assets. Costs of additions and improvements are capitalized and repairs and maintenance are charged to expense as incurred. Direct external and internal costs of constructing property and equipment are capitalized including interest costs related to construction. Depreciation or amortization of the long-lived assets, with finite lives, begins when the asset is substantially complete or placed into service.

Our property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The criteria for determining impairment for long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Based on our analysis, we believe that no impairment existed under SFAS No. 144 as of December 31, 2005. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

Broadband Wireless Licenses

Our Broadband Wireless Licenses are currently considered finite lived assets as we have no history of success or failure in renewing licenses upon expiration. Accordingly, these assets are accounted for in accordance with SFAS No. 144 and are amortized over the portion of the original license term remaining after the license is placed in service, or 10 years, whichever is shorter. The original license period is determined by the FCC. In order to maintain our licenses, we are required to demonstrate that we are providing substantial service in the license area within ten years of being licensed. Failure to meet this requirement could result in forfeiture of the license. Our so-called “A3 Block” of LMDS spectrum licenses in eight counties in the New York market were renewed in February 2006 for an additional ten years, extending these licenses through February 1, 2016. In order to maintain these licenses, however, we must demonstrate that we are providing substantial service using these licenses by March 2007. We submitted a request to the FCC on January 12, 2005 to extend the deadline for meeting the substantial service requirement for these licenses until October 2008 to conform to the deadline of all of our other LMDS licenses. This request remains pending with the FCC.

Approximately $23.5 million in book value of these licenses have not yet been placed into service. Had these licenses been in service during all of 2005, amortization expense would have increased by approximately $5.5 million.

Other Intangible Assets

Other intangibles consist of customer relationships, internally developed technology, trade names and goodwill. The customer relationships, internally developed technology and certain trade names are being amortized using the straight-line method over the estimated useful lives of 30 or 48 months. Certain trade names were determined to have indefinite lives and are not being amortized. Goodwill and indefinite life trade names are reviewed at least annually for impairment, as required under Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

We retained independent appraisers to perform a valuation of our assets and liabilities as of December 31, 2004. This valuation was necessary as our estimated fair value as determined by our stock price, was less than our book value. Based on this appraisal we recorded a $212.5 million non-cash impairment charge on our goodwill.

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

Allowance for Uncollectible Accounts

We establish an allowance for uncollectible accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expenses. We assess the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We can and have experienced material changes to our reserve requirements on a month to month basis. We believe that our established credit and valuation allowances were adequate as of December 31, 2005. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known.

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

During the years ended December 31, 2005 and 2004, we resolved certain billing disputes, had settlements with telecommunications service providers, and revised certain estimates related to liabilities assumed in relation to the Acquired Businesses. These favorable dispute resolutions, settlements and estimate revisions resulted in reductions in cost of service of approximately $40.6 million and $8.9 million for the years ended December 31, 2005 and 2004, respectively.

Allegiance Bankruptcy Claim

Allegiance and its direct and indirect subsidiaries operated as debtors-in-possession under the Bankruptcy Code from May 14, 2003 to June 23, 2004. As part of the purchase effort with Allegiance, we acquired $92.5 million in face value of unsecured Allegiance debt securities for approximately $36.4 million. Consequently, we are a claimant in Allegiance’s bankruptcy. The fair value of the our claim (the “Debt Claim”) on the Allegiance estate is calculated based on the estimated value of our share of the remaining net assets of the Allegiance Telecom Liquidating Trust (the “ATLT”) using publicly available information. Because of the nature of the estimates and uncertainties used in the valuation of the net assets of the ATLT and, thus, the Debt Claim, the amount that we recover from the ATLT upon the distribution of the net assets of the trust may vary materially from the carrying value. Additionally, significant variability in the value of our stock, which was used to purchase the Acquired Businesses and, hence, is the largest asset of the ATLT, could result in material changes to the value of the ATLT and the amount of our recovery of the Debt Claim.

Off-Balance Sheet Arrangements

We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), was issued in December 2004. Once effective, this statement will require entities to recognize compensation cost for all equity-classified awards granted, modified or settled after the effective date using a fair-value measurement method. In addition, public companies will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant-date fair value as calculated under the original provisions of SFAS No. 123. Our effective date us is the fiscal year beginning January 1, 2006. The amount of compensation expense that we record after the adoption of SFAS No. 123R in 2006 and beyond will depend on the amount, timing and pricing of stock option grants. However, we do not believe that it will have a material impact on our financial position or results of operations.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections  —  a replacement of APB Opinion No. 20 and FASB Statement No. 3 was issued in May 2005. This statement provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2005, our Credit Facility was comprised of $300.8 million in secured loans and $0.3 million of accrued interest. Currently, we do not pay cash interest on the Credit Facility and accrued interest converts to principal ratably throughout the loan period. As interest accrues at variable rates, our Credit Facility subjects us to interest rate risks. Interest rate risk as of December 31, 2005 is illustrated in the following table (dollars in millions).

	Annual Interest Expense Given				Annual Interest Expense Given
	an Interest Rate decrease			No Change in	an Interest Rate increase
	of X Basis Points			Interest Rates	of X Basis Points
Interest Rate Risk	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS

Credit	$23.8	$25.3	$26.8	$28.3	$29.8	$31.4	$32.9

The sensitivity analysis provides only a limited, point in time view of the market risk sensitivity of the loans under our Credit Facility. The actual impact of market interest rate changes may differ significantly from those shown in the above sensitivity analysis.

Marketable securities, available for sale, at December 31, 2005 consist primarily of investments in equity and debt securities of publicly traded companies. The fair value of our investment in equity and debt securities exposes us to market risk. These investments are subject to changes in the market price of the securities. The table that follows summarizes the fair values of our marketable securities and provides a sensitivity analysis of the estimated fair value of these financial instruments assuming a 5%, 10% and 15% increase or decrease in market price (dollars in millions).

						Fair value
						assuming the
	Fair value assuming the					following
	following percentage					percentage
	decrease in market			No Change		increase in
	price			in Fair Value		market price
Market Risk	15%	10%	5%	0%	5%	10%	15%

Market price	$6.1	$6.4	$6.8	$7.2	$7.5	$7.9	$8.2

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Management of XO Holdings is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). In accordance with the Securities and Exchange Commission Rulemaking Release Nos. 33-8238 and 34-47986 issued in August 2003, management has evaluated the effectiveness of XO’s internal controls over financial reporting based on the framework in Internal Control  —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission or more commonly referred to as the COSO Framework.

Based on our evaluation under the COSO framework, management has concluded that XO Holdings’ internal control over financial reporting was effective as of December 31, 2005. KPMG LLP, XO Holdings’ independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K, and has issued an attestation report on management’s assessment of XO Holdings’ internal control over financial reporting.

Item 10.	Directors and Executive Officers of the Registrant

Certain information required by Items 401 and 405 of Regulation S-K is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders filed with the SEC on March 8, 2006, to be completed and mailed to stockholders prior to April 30, 2006.

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

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005.

Item 13.	Certain Relationships and Related Transactions

Various entities controlled by Mr. Icahn hold the following interests in XO Holdings:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock

At December 31, 2004	Greater than 50%	Greater than 40%	Greater than 90%	95%
At December 31, 2005	Greater than 50%	Greater than 40%	Greater than 90%	95%

As a result of his majority ownership, Mr. Icahn can elect all of our directors, appoint the members of the committees of the Board of Directors, appoint key members of the executive management team, and appoint our auditors. Currently, Mr. Icahn is Chairman of the Board of Directors and three employees of Icahn Associates are members on the Board of Directors and various Committees of the Board of Directors. Under applicable law and XO Holdings’ Certificate of Incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of our voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all our assets, and amendments to our Certificate of Incorporation and by-laws.

Mr. Icahn, through various entities that he owns or controls, has the right to require XO Holdings to register, under the Securities Act of 1933, shares of XO Holdings’ Common Stock held by such entities and to include shares of XO Holdings’ common stock held by them in certain registration statements filed by XO Holdings.

We provide certain telecommunications services to companies affiliated with Mr. Icahn. The total revenue recognized on such services for the years ended December 31, 2005, 2004, and 2003 was $3.3 million, $2.0 million, and $0.4 million, respectively. During the years ended December 31, 2005, 2004, and 2003, we purchased approximately $1.0 million, $0.6 million, and $0.3 million respectively, in services from companies affiliated with Mr. Icahn.

During the years ended December 31, 2005, 2004, and 2003 we purchased approximately $1.1 million, $1.0 million, and $1.1 million, respectively, in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO Holdings director, is the brother of Mr. Michael Dell, the Chairman of Dell Computers, Inc.

On November 4, 2005, XO Holdings and XOC entered into the Equity Purchase Agreement that provides for the Wireline Sale of our national wireline telecommunications business through the sale of all of the outstanding LLC interests in XO LLC, a newly formed, wholly-owned subsidiary of XOC, for an aggregate purchase price of $700 million consisting of $625 million in cash and the assumption of $75 million of indebtedness.

As part of the Wireline Sale, XO Holdings and Buyer have agreed that that certain Tax Allocation Agreement, dated as of January 16, 2003, by and between XOC and Starfire Holding Corporation, beneficial holder of approximately 62% of our common stock and an affiliate of our Chairman and controlling stockholder, Mr. Icahn, will be terminated as a condition to the closing of the Wireline Sale. In addition, as a result of the Wireline Sale, the tax attributes of the Wireline Business will remain with that business following the Closing.

In connection with the execution of the Equity Purchase Agreement and in order to induce XO Holdings and XOC to enter into the Equity Purchase Agreement, Cardiff, who beneficially owns approximately 62% of our Common Stock, entered into a Stockholder Voting Agreement, dated as of November  4, 2005, referred to as the Stockholder Agreement, pursuant to which Cardiff has agreed, among other things, to vote its shares in certain events in accordance with the recommendation of the Special Committee. The Buyer’s obligations of payment and performance pursuant to the Equity Purchase Agreement are guaranteed pursuant to a Guaranty, dated as of November 4, 2005, with Thornwood Associates Limited Partnership, an affiliate of Mr. Icahn.

On March 1, 2006, XO Holdings, XO LLC (as successor by merger to XOC), and Buyer agreed to amend the Equity Purchase Agreement to clarify that $75 million of the purchase price contemplated by the Equity Purchase Agreement would be structured as the assumption of XO Holdings’ indebtedness, and to further delineate certain excluded assets that would not be conveyed by XO Holdings to Buyer as part of the Wireline Sale.

On March 1, 2006, XO LLC (as successor by merger to XOC), certain subsidiaries of XO LLC, as guarantors, XO Holdings, as guarantor, LMDS Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of XO Holdings, or LMDS Co., as guarantor, V&K Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, or V&K, as guarantor, the Requisite Lenders (as defined in the Credit Agreement), on behalf of all of the Lenders, and the Administrative Agent entered into a Ratification and Amendment Agreement, or the Ratification and Amendment Agreement. Pursuant to the Ratification and Amendment Agreement, among other things, (i) XO LLC has agreed that, as successor by merger to XOC, it will remain a party to the Credit Agreement as the borrower thereunder, and (ii) each of XO Holdings, LMDS Co. and V&K have agreed that, notwithstanding the fact that it is not a subsidiary of XO LLC, it will serve as a guarantor of XO LLC’s obligations under the Credit Agreement. The Ratification and Amendment Agreement also provides for the release of each of XO Holdings, LMDS Co. and V&K from any and all of its obligations (as guarantor or otherwise) under or with respect to the Credit Agreement upon the satisfaction of certain conditions contained therein to the reasonable satisfaction of Requisite Lenders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005.

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) and (2) Financial Statements and Schedule:

(1) List of Exhibits  —  Refer to Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO Communications, Inc.

Date: March 16, 2006

By:	/s/ Carl J. Grivner
Carl J. Grivner
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on or before March 16, 2006 by the following persons on behalf of the Registrant and in the capacities indicated:

Name	Title

/s/ Carl J. Grivner Carl J. Grivner	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ William Garrahan William Garrahan	Senior Vice President and Acting Chief Financial Officer (Principal Financial Officer)

Carl C. Icahn	Chairman of the Board of Directors

/s/ Keith Meister Keith Meister	Director

/s/ Adam Dell Adam Dell	Director

/s/ Fredrik Gradin Fredrik Gradin	Director

/s/ Vincent J. Intrieri Vincent J. Intrieri	Director

/s/ Robert L. Knauss Robert L. Knauss	Director

/s/ Jon Weber Jon Weber	Director

EXHIBIT INDEX

2.1	Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002, (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K/A of XO Communications, Inc., filed on November 26, 2002).
2.2	Plan Supplement, dated October 23, 2003, to the Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (Incorporated herein by reference to exhibit 2.2 filed with the Current Report on Form 8-K/A of XO Communications, Inc., filed on November 26, 2002).
2.3	Order Confirming Third Amended Plan of Reorganization, dated November 15, 2002 (Incorporated herein by reference to exhibit 99.1 filed with the Current Report on Form 8-K/A of XO Communications, Inc., filed on November 26, 2002).
2.4	Asset Purchase Agreement, dated as of February 18, 2004, by and among XO Communications, Inc., Allegiance Telecom, Inc., and Allegiance Telecom Company Worldwide (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on February 24, 2004).
2.5	Equity Purchase Agreement, dated as of November 4, 2005, by and among the XO Holdings, Inc., XO Communications, Inc. and Elk Associates LLC. (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on November 9, 2005).
2.6	Agreement and Plan of Merger, dated as of February 28, 2006, by and among XO Communications, Inc., XO Holdings, Inc. and XO Communications, LLC. (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 06, 2006).
2.7	Amendment No. 1 to Equity Purchase Agreement, dated as of March 1, 2006, by and among XO Holdings, Inc., XO Communications, LLC (as successor by merger to XO Communications, Inc.) and Elk Associates LLC. (Incorporated herein by reference to exhibit 2.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 06, 2006).
3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005. (Incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 06, 2006).
3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006. (Incorporated herein by reference to exhibit 3.2 filed with Current Report on Form 8-K of XO Holdings, Inc. filed on March 06, 2006).
3.3	Bylaws of XO Holdings, Inc. (Incorporated herein by reference to exhibit 3.3 filed with Current Report, Form 8-K filed on March 06, 2006).
4.1	Series A Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
4.2	Series B Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
4.3	Series C Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
10.1	XO Communications, Inc. 2002 Stock Incentive Plan (Incorporated herein by reference to exhibit 10.1.1 to the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.2	XO Communications, Inc. Retention Bonus and Incentive Plan (Incorporated herein by reference to exhibit 10.1.2 to the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.3	Registration Rights Agreement, dated as of January 16, 2003, between XO Communications, Inc. and High River Limited Partnership and Meadow Walk Limited Partnership (Incorporated herein by reference to exhibit 10.4 filed with the Current Report on Form 8-k of XO Communications, Inc., filed on January 30, 2003).

10.4	Registration Rights Agreement, dated as of August 6, 2004, by and among XO Communications, Inc., Tramore LLC, Cardiff Holdings, LLC and Amalgamated Gadget, L.P. (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q filed by XO Communications, Inc. for the quarterly period ended June 30, 2004, filed on August 9, 2004).
10.5	Registration Rights Agreement, dated as of June 23, 2004, by and among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide, the Allegiance Telecom Liquidating Trust, and XO Communications, Inc. (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2004, filed on March 18, 2005)
10.6	Tax Allocation Agreement, dated as of January 16, 2003, between XO Communications, Inc. and Starfire Holding Corporation (Incorporated herein by reference to exhibit 10.5 filed with the Current Report on Form 8-k of XO Communications, Inc., filed on January 30, 2003).
10.7	Employment Term Sheet, dated as of April 30, 2003, delivered by XO Communications, Inc. to Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the three months ended March 31, 2003, filed on May 15, 2003).
10.8	Change in Control Agreement by and between XO Communications, Inc. and Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (Incorporated herein by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the three months ended March 31, 2003, filed on May 15, 2003).
10.9	Employment Agreement, effective as of September 25, 2000, by and between Wayne M. Rehberger and XO Communications, Inc. (Incorporated by reference herein to exhibit 10.10 filed with the Annual Report on Form 10-K of XO Communications, Inc. filed on March 15, 2004).
10.10	Indemnification Agreement by and between Robert Knauss and XO Communications, Inc., dated as of November 2, 2004. (Incorporated herein by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q filed by XO Communications, Inc. for the quarterly period ended September 30, 2004, filed on November 9, 2004).
10.11	Indemnification Agreement by and between Adam Dell and XO Communications, Inc., dated as of November 2, 2004. (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q filed by XO Communications, Inc. for the quarterly period ended September 30, 2004, filed on November 9, 2004).
10.12	Indemnification Agreement by and between Fredrik Gradin and XO Communications, Inc., dated as of November 2, 2004. (Incorporated herein by reference to exhibit 10.3 filed with the Quarterly Report on Form 10-Q filed by XO Communications, Inc. for the quarterly period ended September 30, 2004, filed on November 9, 2004).
10.13	Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and XO Intercity Holdings No. 2, LLC (f/k/a INTERNEXT LLC) (Incorporated herein by reference to exhibit 10.8 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc., filed on November 16, 1998).
10.14	Master Agreement, dated August 8, 2002, between Level 3 Communications, Inc. and XO Communications, Inc. (Incorporated herein by reference to exhibit 10.4.2 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.15	Amended and Restated Credit and Guaranty Agreement, dated as of January 16, 2003, among XO Communications, Inc., certain subsidiaries of XO Communications, Inc., the Lenders party thereto from time to time, and Mizuho Corporate Bank, as Administrative Agent (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.16	Agreement, dated as of May 9, 2005, by and between XO Communications, Inc., Arnos Corp., High River Limited Partnership, and Cardiff Holding LLC. (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report filed on Form 10-Q of XO Communications, Inc. for the quarter ended March 31, 2005, filed on May 09, 2005).

10.17	Stockholder Agreement, dated as of November 4, 2005, by and between XO Communications, Inc. and Cardiff Holdings LLC. (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on November 9, 2005).
10.18	Guaranty, dated as of November 4, 2005, by and between Thornwood Associates Limited Partnership and XO Communications, Inc. (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on November 9, 2005).
10.19	Ratification and Amendment Agreement, dated as of March 1, 2006, by and among XO Communications, LLC (as successor by merger to XO Communications, Inc.), certain subsidiaries of XO Communications, LLC, as guarantors, XO Holdings, Inc., as guarantor, LMDS Holdings, Inc., as guarantor, V&K Holdings, Inc., as guarantor, Arnos Corp., as Requisite Lenders, and Mizuho Corporate Bank, Ltd., as administrative agent. (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 06, 2006).
10.20	Assignment and Assumption Agreement, dated as of February 28, 2006, by and among XO Communications, Inc. and XO Holdings, Inc. (Incorporated herein by reference to exhibit 10.1 filed with Current Report on Form 8-K of XO Holdings, Inc. filed on March 06, 2006).
10.21	Change in Control Severance Plan for Certain Covered Executives (Director and Above) of XO Communications, Inc., dated as of June 2, 2005. (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on June 8, 2005).
14.1	XO Communications, Inc. Code of Ethics (Incorporated by reference herein to exhibit 14.1 filed with the Annual Report on Form 10-K of XO Communications, Inc. filed on March 15, 2004).
21.1	Subsidiaries of XO Holdings, Inc.
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
XO Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of XO Communications, Inc., predecessor of XO Holdings, Inc., and subsidiaries (XO) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004, and for the period from January 1, 2003 to December 31, 2003 (XO period) and for the portion of January 1, 2003, related to Predecessor XO’s reorganization gain (Predecessor XO period). In connection with our audits of the XO period, we have also audited the 2005, 2004 and 2003 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the XO period consolidated financial statements referred to above present fairly, in all material respects, the financial position of XO Communications, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the XO period, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor XO period consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the portion of January 1, 2003 related to the Predecessor’s reorganization gain in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related 2005, 2004 and 2003 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 22 to the consolidated financial statements, on January 16, 2003, XO Communications, Inc. emerged from bankruptcy. The consolidated financial statements of XO reflect the impacts of adjustments to reflect the fair value of assets and liabilities under fresh start reporting, which was applied effective January 1, 2003. As a result, the consolidated financial statements of XO are presented on a different basis than those of Predecessor XO and, therefore, are not comparable in all respects.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of XO’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

McLean, VA
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
XO Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that XO Communications, Inc., predecessor of XO Holdings, Inc., and subsidiaries (XO) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). XO’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that XO maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, XO maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XO as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005, 2004 and the period from January 1, 2003 to December 31, 2003, and for the portion of January 1, 2003, related to Predecessor XO’s reorganization gain and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements and the related 2005, 2004 and 2003 consolidated financial statement schedule.

/s/  KPMG LLP

McLean, Virginia
March 16, 2006

XO Communications, Inc., predecessor to XO Holdings, Inc.

Consolidated Balance Sheets
(Dollars in thousands, except for share and per share data)

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$176,838	$233,989
Marketable securities and other investments	7,150	17,300
Accounts receivable, net of allowance for doubtful accounts of $36,061 and $38,981, at December 31, 2005 and 2004, respectively	137,564	150,101
Other current assets	34,106	50,864

Total current assets	355,658	452,254
Property and equipment, net	717,627	820,536
Broadband wireless licenses	40,527	46,854
Other intangibles, net	51,252	93,012
Other assets	37,661	46,729

Total assets	$1,202,725	$1,459,385

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,935	$88,010
Accrued liabilities	216,278	241,532

Total current liabilities	296,213	329,542
Long-term debt and accrued interest payable	301,113	366,247
Other long-term liabilities	65,755	73,691

Total liabilities	663,081	769,480
Class A convertible preferred stock	217,056	204,353
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: 4,000,000 shares of Class A convertible preferred stock issued and outstanding on December 31 2005	—	—
Warrants, common stock and additional paid in capital, par value $0.01 per share, 1,000,000,000 shares authorized: 181,933,035 shares issued and outstanding on December 31 2005 and December 31, 2004	976,447	989,511
Deferred compensation	(77)	(574)
Accumulated other comprehensive income	820	4,712
Accumulated deficit	(654,602)	(508,097)

Total stockholders’ equity	322,588	485,552

Total liabilities, convertible preferred stock and stockholders’ equity	$1,202,725	$1,459,385

See accompanying notes to the consolidated financial statements.

XO Communications, Inc., predecessor to XO Holdings, Inc.

Consolidated Statements of Operations
(Dollars in thousands, except for share and per share data)

	Year Ended	Year Ended	Year Ended	Predecessor XO
	December 31,	December 31	December 31,	January 1,
	2005	2004	2003	2003
Revenue	$1,433,622	$1,300,420	$1,110,483	$—
Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	587,904	552,735	422,129	—
Selling, operating and general	737,350	727,666	679,286	—
Depreciation and amortization	234,762	177,781	109,308	—
Goodwill impairment charge	—	212,530	—	—
Restructuring	—	—	11,618	—

Total costs and expenses	1,560,016	1,670,712	1,222,341	—
Loss from operations	(126,394)	(370,292)	(111,858)	—
Interest income	8,850	3,682	10,365	—
Investment income (loss), net	1,950	(12,719)	35,787	—
Interest expense, net	(34,291)	(26,214)	(36,848)	—
Other non-operating gain	3,380	—	—	—
Reorganization gain, net	—	—	—	3,032,282

Net (loss) income	(146,505)	(405,543)	(102,554)	3,032,282
Preferred stock accretion	(12,703)	(4,910)	—	—

Net (loss) income applicable to common shares	(159,208)	$(410,453)	$(102,554)	$3,032,282

Net (loss) income per common share, basic and diluted:
Net (loss) income	(0.81)	(2.54)	(1.07)	6.86
Preferred stock accretion	(0.07)	(0.03)	—	—

Net (loss) income per common share, basic and diluted	(0.88)	$(2.57)	$(1.07)	$6.86

Weighted average shares, basic and diluted	181,933,035	159,883,403	95,632,859	441,964,342

See accompanying notes to consolidated financial statements.

XO Communications, Inc., predecessor to XO Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except share data)

	Common Stock and								Accumulated Other
	Additional Pain-In-Capital		Subscription Rights Exercised		Subscription Receivable		Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Deficit	Income	Total

Balance at January 1, 2003	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock	95,000,001	475,000	32,503,234	162,516	(32,503,234)	(162,516)	—	—	—	475,000
Issuance of common stock through employee benefit plans, net	1,274,139	7,440	—	—	—	—	(839)	—	—	6,601
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(102,554)	—	(102,554)
Other comprehensive income — unrealized holding gains arising during the year	—	—	—	—	—	—	—	—	1,378	1,378

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(101,176)

Balance at December 31, 2003	96,274,140	482,440	32,503,234	162,516	(32,503,234)	(162,516)	(839)	(102,554)	1,378	380,425
Issuance of common stock for acquisition	45,380,000	311,306	—	—	—	—	—	—	—	311,306
Issuance of common stock under rights offering	39,722,466	197,612	(32,503,234)	(162,516)	32,503,234	162,516	—	—	—	197,612
Issuance of common stock through employee benefit plans, net	556,429	3,063	—	—	—	—	265	—	—	3,328
Preferred stock accretion	—	(4,910)	—	—	—	—	—	—	—	(4,910)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(405,543)	—	(405,543)
Other comprehensive income — unrealized holding gains arising during the year , net	—	—	—	—	—	—	—	—	3,334	3,334

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(402,209)

Balance at December 31, 2004	181,933,035	$989,511		$—	—	$—	$(574)	$(508,097)	$4,712	$485,552

Amortization of deferred compensation, net of forfeitures	—	(361)	—	—	—	—	497	—	—	136
Preferred stock accretion	—	(12,703)	—	—	—	—	—	—	—	(12,703)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(146,505)	—	(146,505)
Other comprehensive loss — unrealized holding losses arising during the year , net	—	—	—	—	—	—	—	—	(3,892)	(3,892)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(150,397)

Balance at December 31, 2005	181,933,035	$976,447	$—	—	$—		$(77)	$(654,602)	$820	$322,588

See accompanying notes to consolidated financial statements.

XO Communications, Inc., predecessor to XO Holdings, Inc.

Consolidated Statements of Cash Flows
(Dollars in thousands)

				Predecessor XO
	Year Ended December 31,			January 1,
	2005	2004	2003	2003
OPERATING ACTIVITIES:
Net (loss) income	(146,505)	(405,543)	(102,554)	3,032,282
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill impairment charge	—	212,530	—	—
Depreciation and amortization	234,762	177,781	109,308	—
Accrual of interest	34,866	27,068	36,791	—
Stock-based compensation	147	406	708	—
Realized (gain) loss on investments	(7,449)	5,238	(27,224)	—
Non-cash restructuring charges and asset write-downs	5,500	10,360	6,765	—
Non-cash reorganization gain, net	—	—	—	(3,032,282)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	12,537	(8,084)	22,583	—
Other assets	2,459	(9,952)	1,317	—
Accounts payable	(4,043)	8,503	(7,568)	—
Accrued liabilities	(23,294)	(18,157)	(33,825)	—

Net cash provided by operating activities	108,980	150	6,301	—
INVESTING ACTIVITIES:
Capital expenditures, net	(86,727)	(106,023)	(82,346)	—
Release of escrow account	25,430	—	—	—
Purchases of marketable securities and investments	—	(36,413)	(238,041)	—
Sale of marketable securities and investments	6,145	22,848	473,423
Cash paid for acquisitions	(1,071)	(325,249)	—	—

Net cash (used in) provided by investing activities	(56,223)	(444,837)	153,036	—
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	200,326	6,452	—
Proceeds from issuance of preferred stock, net	—	199,443	—	—
Repayments of long term debt and capital leases	(109,908)	(199,653)	(1,267)	—

Net cash (used in) provided by financing activities	(109,908)	200,116	5,185	—
Net (decrease) increase in cash and cash equivalents	(57,151)	(244,571)	164,522	—
Cash and cash equivalents, beginning of year	233,989	478,560	314,038	314,038

Cash and cash equivalents, end of year	176,838	233,989	478,560	314,038

See accompanying notes to consolidated financial statements.

XO Communications, Inc., predecessor to XO Holdings, Inc.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

XO Communications, Inc. (“XOC”, “Seller”, or the “Company”), the predecessor to XO Holdings, Inc. (“XO Holdings”), is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to business customers. The Company operates its business in two business units through two primary operating subsidiaries, which are referred to as the Wireless Business and the Wireline Business. See Note 3 for financial information for the Company’s business units. As discussed further below under the heading “Wireline Sale”, on November 4, 2005 the Company entered into an agreement to sell the Wireline Business.

Wireline Business Overview

The Company’s wireline telecommunications business (“the Wireline Business”), through XO Communications, LLC (“XO LLC”) and its subsidiaries, owns and operates an integrated metropolitan and nationwide fiber optic network that provides a comprehensive array of telecommunications services to business customers in over 70 United States markets. Voice services include local and long distance services, prepaid calling card processing and interactive voice response systems. Data services include Internet access, private data networking and hosting services. XO LLC, through its subsidiaries, also offers integrated voice and data services in flat rate “bundled” packages.

Wireless Business Overview

In addition to the Wireline Business, through its wholly owned subsidiary, XO LMDS Holdings No. 1, Inc. (“LMDS Co.”), the Company owns licenses to deliver telecommunications services via local multipoint distribution service (“LMDS”) wireless spectrum in more than 70 U.S. cities through its Wireless Business. The Wireless Business is in the early stages of development, and currently offers wireless T-1s, wireless dedicated internet access, and wireless Ethernet services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of between three to seven miles. LMDS Co. currently operates in California and Florida, and is in the early stages of deploying its wireless communication networks in Georgia, Texas, and California.

Wireline Sale

On November 4, 2005, XO Holdings and XOC entered into an equity purchase agreement (the “Equity Purchase Agreement”) that, as amended on March 1, 2006, provides for the sale of the Wireline Business (the “Wireline Sale”) through the sale of all of the outstanding LLC interests in XO LLC, a newly formed, wholly-owned subsidiary of XO Holdings, for an aggregate purchase price of $700 million, consisting of $625 million in cash and the assumption of $75 million of our outstanding senior secured debt. Assuming the Wireline Sale closed on March 1, 2006, the Company would have used approximately $451.0 million of the proceeds of the Wireline Sale to repay, in accordance with the existing Credit Facility, all but $75 million of the Company’s remaining senior secured debt and to offer to redeem its outstanding preferred stock. Following the Wireline Sale, the Company will be debt-free and currently expects to have more than $300 million in cash to fund the development of its Wireless Business and for other corporate purposes.

The Company’s board of directors (the “Board”) determined, with Messrs. Icahn, Intrieri, Meister and Weber abstaining, based upon the unanimous approval and recommendation of a Special Committee of the Board, which Special Committee consisted of its independent, non-management directors, that the terms of the Equity Purchase Agreement and the transactions contemplated thereby (including the Wireline Sale and the amendment to the Equity Purchase Agreement) are fair to, advisable and in the best interests of the Company and its stockholders. The Special Committee was advised by independent legal counsel and relied on Jefferies & Company, Inc. (“Jefferies”) for financial advice.

With the assistance of Jefferies, the Company conducted an extensive solicitation and auction process for the sale of the Wireline Business. Simultaneously, Jefferies explored and developed viable strategic alternatives to such a sale, including the refinancing of the Company’s outstanding senior secured debt. At the conclusion of this process, which was overseen by the Special Committee, the Special Committee concluded that the Wireline Sale was in the best interests of the Company and its stockholders. With the assistance of the Special Committee’s counsel and the Company’s outside counsel, the Special Committee negotiated the terms of the Equity Purchase Agreement and the related transaction documents, adopted and approved the Equity Purchase Agreement and the transactions contemplated thereby (including the Wireline Sale and the Equity Purchase Agreement), and recommended the adoption and approval thereof by the Board. At the time of its recommendation to the Board, the Special Committee had received an opinion from Jefferies to the effect that the consideration to be paid pursuant to the Purchase Agreement in connection with the Wireline Sale was fair from a financial point of view. As a result, the Special Committee and the Board have adopted and approved the Purchase Agreement and the transactions contemplated thereby, including the Wireline Sale and the Amendment.

The winning bidder was Elk Associates LLC (the “Buyer”), an entity owned by our controlling stockholder, Mr. Carl Icahn (“Mr. Icahn”), which has executed the Equity Purchase Agreement to purchase the Wireline Business. As provided in the Equity Purchase Agreement, XO Holdings and the Special Committee remain open to consideration of superior proposals from third parties in certain events, subject to paying the Buyer a break-up fee of 1% of the consideration payable in the transaction in the event that XO Holdings receives and determines to accept a superior proposal.

The Purchase Agreement conditions the Wireline Sale upon the affirmative vote of the holders of a majority of the voting power of the Company’s outstanding capital stock entitled to vote on the Equity Purchase Agreement and the transactions contemplated thereby (including the Wireline Sale and the amendment to the Equity Purchase Agreement). The sale of all of the equity interests in XO LLC held by the Company as contemplated by the Wireline Sale pursuant to the Purchase Agreement may be deemed a sale of substantially all of the assets of the Company, thus requiring stockholder approval. Cardiff Holding LLC (“Cardiff”), which beneficially owns approximately 62% of the Company’s outstanding common stock and approximately 95% of the Company’s outstanding preferred stock, has entered into a Stockholder Voting Agreement, dated as of November 4, 2005 (the “Stockholder Voting Agreement”) with the Company, which requires Cardiff to vote all of its shares of the Company’s capital stock in favor of the adoption and approval of (i) the Equity Purchase Agreement and the transactions contemplated thereby, or (ii) if the Special Committee ultimately determines in accordance with the Equity Purchase Agreement that certain third party proposals are superior to the Wireline Sale contemplated by the Equity Purchase Agreement, such superior proposal. As a result of the Stockholder Voting Agreement, unless the Purchase Agreement is terminated prior to our annual meeting in accordance with its terms, including in connection with a superior proposal, it is assured that, at the annual meeting, the Equity Purchase Agreement and the transactions contemplated thereby (including the Wireline Sale and the amendment to the Equity Purchase Agreement) will be adopted and approved by the Company’s stockholders.

The Restructuring

XO Holdings was initially formed as the wholly-owned subsidiary of XOC on October 25, 2005. On such date, XO LLC was formed as XO Holdings’ wholly-owned subsidiary. To facilitate the Wireline Sale, on February 28, 2006, XOC and XO LLC consummated the restructuring merger contemplated by the Purchase Agreement (the “Restructuring Merger”), in which XOC merged with and into XO LLC, with XO LLC being the entity that survived the Restructuring Merger. Upon the completion of the Restructuring Merger, XO Holdings succeeded to XOC’s business and all shares of XOC capital stock options, warrants and other rights to acquire shares of capital stock, which were converted into corresponding shares of XO Holdings’ capital stock, and corresponding options, warrants or other rights to acquire shares of XO Holdings’ capital stock. In connection with the Restructuring Merger, all directors of XOC became XO Holdings’ directors, and all board committees, including the Special Committee described below, continued with the same membership. The

Restructuring Merger was consummated in accordance with Section 251(g) of the Delaware General Corporation Law, and did not require stockholder approval to be completed.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

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

(d) Marketable Securities and Other Investments

The Company’s marketable securities consist of equity investments in publicly traded companies. The Company classifies its investments in equity securities as available-for-sale and records such investments at fair value. The fair values are based on quoted market prices. Other investments, which include investments in debt securities that do not meet the definition of a marketable security, are recorded at cost, which approximates fair value. Unrealized gains and losses on available-for-sale marketable securities are reported as a separate component of comprehensive income. Realized gains and losses for available-for-sale securities are recognized in investment income.

(e) Impairment of Long-Lived Assets

Long-lived assets include property and equipment, broadband wireless licenses, and intangible assets with finite useful lives to be held and used. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. In the event that a long-lived asset is deemed impaired, a loss is recognized for the amount that the carrying value exceeds the fair value. If the fair value exceeds the carrying value, no gain is recognized. The Company believes that no impairment existed under SFAS No. 144 as of December 31, 2005. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

(f) Property and Equipment

Additions to property and equipment subsequent to January 1, 2003 are stated at cost. Property and equipment acquired prior to December 31, 2002 is stated at its fair value at January 1, 2003. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets beginning in the month telecommunications networks and acquired bandwidth are substantially complete and available for use, and in the month equipment and furniture are acquired. Telecommunications networks and bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the expressed purpose of delivering telecommunications services. Costs of additions and improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Direct costs of constructing property and equipment are capitalized including interest costs related to construction.

Equipment held under capital leases are stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is provided using the straight-line method over the shorter of the estimated useful lives of the leased assets or the related lease term.

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

The Company’s Broadband Wireless Licenses are currently considered finite lived assets as the Company has no history of success or failure in renewing licenses upon expiration. Accordingly, these assets are evaluated for impairment in accordance with SFAS No. 144.

(h) Impairment of Goodwill and Indefinite Lived Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset(s) might be impaired, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company believes that no impairment existed under SFAS No. 142 as of December 31, 2005.

The Company retained independent appraisers to perform a preliminary valuation of its assets and liabilities as of December 31, 2004. This valuation was necessary as the Company’s fair value as determined by its stock price, was less than its book value. Based on this valuation, the Company recorded a $212.5 million non-cash impairment charge on its goodwill. This report was finalized in the first quarter of 2005, and did not result in a change to this preliminary estimate.

(i) Other Assets

As of December 31, 2005, other assets consists of an unsecured debt claim receivable (the “ATLT Debt Claim”) from the Allegiance Telecom Liquidating Trust (the “ATLT”), the trustee that is managing the bankruptcy estate of Allegiance Telecom, Inc. (“ATI”) and its subsidiaries. Allegiance and its direct and indirect subsidiaries operated as debtors-in-possession under the Bankruptcy Code from May 14, 2003 to June 23, 2004. As of December 31, 2005 and 2004, other assets consisted primarily of the Debt Claim, security deposits and pledged securities.

The fair value of the ATLT Debt Claim is calculated based on the estimated value of the Company’s share of the remaining net assets of the ATLT using publicly available information. Because of the nature of the estimates and uncertainties used in the valuation of the net assets of the ATLT and the Debt Claim, the amount that the Company recovers from the ATLT upon the distribution of the net assets of the trust may vary materially from the carrying value. The security deposits and pledged securities are stated at cost, and their fair value approximates their carrying value.

(j) Income Taxes

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

(k) Class A Convertible Preferred Stock

The Company accretes changes in the redemption value of its Class A Convertible Preferred Stock as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. The accretion is included in net income (loss) applicable to common shares in the Company’s consolidated statements of operations and of stockholders equity.

(l) Revenue Recognition

Revenues from telecommunications services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

Service discounts and incentives related to telecommunications services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with service installations and other non-recurring charges related to the ongoing service are deferred and recognized ratably over the estimated customer life.

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

(m) Allowance for uncollectible accounts

The Company establishes allowances for collection of doubtful accounts and other sales credit adjustments. Allowances for sales credits are recorded as a reduction to revenue, while allowances for doubtful accounts are recorded as a selling, operating and general expense. The Company assesses the adequacy of these allowances at least quarterly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of its customers. The Company believes that the established valuation allowances are adequate. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, the estimate of the recoverability of its trade receivables could be further reduced.

(n) Cost of Service

Cost of service includes expenses directly associated with providing telecommunications services to customers, including, among other items, the cost of connecting customers to the Company’s networks via leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. All such costs are expensed as incurred. The Company accrues for the expected costs of services received from third party telecommunications providers during the period the services are rendered. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. The Company accrues for all disputed invoiced amounts as these amounts represent contingent liabilities that are considered probable and measurable and typically must pay the invoiced amounts even while they’re being disputed. Disputes resolved in the Company’s favor may reduce cost of service in the period the dispute is settled. Because the period of time required to resolve these types of disputes often lapses over several quarters, any benefits associated with the favorable resolution of such disputes normally are realized in periods subsequent to the accrual of the disputed invoice. Certain of these favorable dispute resolutions, settlements and estimate revisions resulted in reductions in cost of service of approximately $40.6 and $8.9 million for the years ended December 31, 2005 and 2004, respectively.

(o) Net Income (Loss) Per Share

Net income (loss) per common share, basic and diluted, is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options and warrants are anti-dilutive.

(p) Stock-Based Compensation

Effective January 1, 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS No. 148”). As allowed by SFAS No. 148, the Company has chosen to continue to account for compensation cost associated with its employee stock plan in accordance with the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) adopting the disclosure-only provisions of SFAS No. 123. Under this method, no compensation expense is recorded if stock options are granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the grant date. If the Company had adopted the fair value method of accounting for its stock awards, stock-based compensation would have been determined based on the fair value for all stock awards at the grant date using the Black-Scholes pricing model and the following weighted average assumptions:

	2005	2004	2003

Expected volatility	61.0%	61.0%	75.0%
Risk free interest rate	3.8%	3.1%	2.6%
Dividend yield	0.0%	0.0%	0.0%
Expected life (range in years)	4.0	4.0	4.0
Fair value per share at grant date	$0.90	$2.19	$2.95

The Company’s pro forma net loss applicable to common shares, and pro forma net loss per common share, basic and diluted, if the Company had used the fair value method would have been as follows (dollars in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003

Net loss applicable to common shares, as reported	$(159,208)	$(410,453)	$(102,554)
Add: Stock-based employee compensation expense included in net loss applicable to common shares, as reported	147	406	708
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(5,973)	(7,966)	(16,189)

Pro forma net loss applicable to common shares	$(165,034)	$(418,013)	$(118,035)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted — as reported	$(0.88)	$(2.57)	$(1.07)

Net loss per common share, basic and diluted — pro forma	$(0.91)	$(2.30)	$(1.23)

(q) Comprehensive Loss

Comprehensive loss includes the Company’s net loss applicable to common shares, as well as net unrealized gains and losses on available-for-sale investments.

(r) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents and other financial instruments with high credit quality financial institutions.

While the trade receivables of the Company’s Wireline Business are geographically dispersed and include customers in many different industries, a portion of its revenue is generated from services provided to other telecommunications service providers. Over the last several years many of these companies have filed for protection under Chapter 11 of the Bankruptcy Code while others have experienced business downturns. The Company believes that its established valuation and credit allowances are adequate to cover these risks.

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

(t) Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), was issued in December 2004. Once effective, this statement will require entities to recognize compensation cost for all equity-classified awards granted, modified or settled after the effective date using a fair-value measurement method. In addition, public companies will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant-date fair value as calculated under the original provisions of SFAS No. 123. The effective date for the Company is the fiscal year beginning January 1, 2006. The amount of compensation expense that the Company records after the adoption of SFAS No. 123R in 2006 and beyond will depend on the amount, timing and pricing of stock option grants. However, the Company believes that the impact on its financial position and results of operations in 2006 will be less than the pro forma impact for the year ended December 31, 2005 disclosed in (p) above based on the grants currently outstanding.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections  —  a replacement of APB Opinion No. 20 and FASB Statement No. 3 was issued in May 2005. This statement provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) an interpretation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”) was issued in March 2005, and is effective for fiscal years ended after December 15, 2005. FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in FAS 143 refers to a legal obligation to per form an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exist about the timing and/or method of settlement. FIN 47 requires a company to recognize the liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any liability accrued is offset by an increase in the value of the asset. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.

(u) Accounting for Leases

Payments under the Company’s operating leases, other than executory costs, are expensed on a straight-line basis over the lease term. Leasehold improvement allowances or other incentives funded by landlord under an operating lease are recorded as leasehold improvement assets and amortized over the shorter of their economic lives or the lease term. The allowances and incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

(v) Adjustments

In the second quarter of 2005, in conjunction with a review of certain accounting policies, the Company determined that it was not applying the proper generally accepted accounting principles to lease escalation provisions contained in certain of its operating leases since its emergence from bankruptcy in January 2003. Additionally, the Company determined that depreciation expense related to certain assets had been calculated using lives inconsistent with the Company’s depreciation policy, and that certain leasehold improvements had not been expensed when the related lease contract had been terminated prior to the end of the original lease term. Accordingly, an adjustment of $7.8 million was recorded to increase selling, operating and general expenses and other current liabilities, and an adjustment of $1.5 million was recorded to increase depreciation expense and to reduce Property and Equipment, net during the year ended December 31, 2005. The impact of these adjustments would have increased selling operating and general expense by approximately $3.3 million and $4.5 million for the years ended December 31, 2004, December 31, 2003, respectively, and would have increased depreciation expense by approximately $1.0 million, $.5 million for the years ended December 31, 2004, December 31, 2003, respectively had they been recorded in the appropriate periods. The Company has concluded that these adjustments are immaterial to the financial statements on both a quantitative and qualitative basis for previously issued financial statements, and to the results of operations for the year ending December 31, 2005. Accordingly, the adjustments have been made in the current period financial statements. These adjustments do not affect the Company’s historical or future cash flows or the timing of payments under the relevant leases.

3.	OPERATING SEGMENTS

Reportable Segments

Historically, the Company has operated its business as one telecommunications segment. As a result of the strategic decision to enter into the Wireline Sale, the Company anticipates internally analyzing and reporting separately on the results of operations of the Wireline Business and the Wireless Business beginning in 2006 and, accordingly, those business units will be reported as “segments”, as required under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) at that time. Supplementary reporting on the results of operations of our business units for the years ended December 31, 2005 and 2004 is included below. Because the Wireless Business did not have significant operations prior to 2004, 2003 has not been presented as it is not practicable to do so.

Supplementary Business Unit Reporting

The Company has strategic business units that offer different products and services using different technology and sales and marketing strategies: the Wireline Business and the Wireless Business. The Wireless Business provides fixed wireless telecommunications products and services delivered through wireless communications networks that it designs, installs, and operates, primarily in Florida. The Wireline Business is a facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to business customers in over 70 United States markets through its national telecommunications network.

As discussed in Note 1, on November 4, 2005 the Company entered into an agreement to sell the Wireline Business and focus on developing the Wireless Business.

There were no transactions between the Company’s business units during 2004 or 2005. The Company does not allocate general corporate overhead costs to the two business units. The Company believes, however, that substantially all of the general overhead expenses were incurred in support of the Wireline Business. Interest expense, interest income, investment income (loss), and other non-operating income are managed only on a consolidated basis. The Company attributes all of the assets not specifically related to the provision of Wireless Business services to the Wireline Business other than cash and cash equivalents and marketable securities and other investments, which it attributes to corporate operations.

	Year Ended December 31, 2005
	Wireline	Wireless	Corporate	Consolidated

Business unit revenue	$1,433,416	$206	$—	$1,433,622
Business unit costs and expenses:
Cost of service (exclusive of depreciation and amortization)	587,904	—	—	587,904
Selling, operating, and general	548,705	3,261	185,384	737,350
Depreciation and amortization	228,435	6,327	—	234,762

Total business unit costs and expenses	1,365,044	9,588	185,384	1,560,016
Business unit income (loss)	$68,372	$(9,382)	$(185,384)	$(126,394)

Total business unit assets	$975,268	$43,469	$183,988	$1,202,725

	Year Ended December 31, 2004
	Wireline	Wireless	Corporate	Consolidated

Business unit revenue	$1,300,420	$—	$—	$1,300,420
Business unit costs and expenses:
Cost of service (exclusive of depreciation and amortization)	552,735	—	—	552,735
Selling, operating, and general	574,312	801	152,553	727,666
Depreciation and amortization	171,454	6,327	—	177,781
Goodwill impairment charge	212,530	—	—	212,530

Total business unit costs and expenses	1,511,031	7,128	152,553	1,670,712
Business unit loss	$(210,611)	$(7,128)	$(152,553)	$(370,292)

Total business unit assets	$1,161,242	$46,854	$251,289	$1,459,385

Products and Services

The Company classifies its services revenues offered by its telecommunications segment into voice services, data services and integrated voice and data services (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Voice services	$734,412	$673,318	$572,774
Data services	432,358	414,782	392,742
Integrated voice and data services	266,852	212,320	144,967

Total revenue	$1,433,622	$1,300,420	$1,110,483

All revenues earned by the Wireless Business are included in voice services.

4.	BUSINESS COMBINATIONS

On June 23, 2004, XOC, the Company’s predecessor, completed the acquisition of all of the local exchange carrier businesses (the “Acquired Businesses”) of ATI under the terms of the Asset Purchase Agreement the (“Purchase Agreement”) entered into on February 18, 2004 by and among the Company, ATI and Allegiance Telecom Company Worldwide (together with ATI, “Allegiance”), and approved by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on February 19, 2004. Allegiance and its direct and indirect subsidiaries operated as debtors-in-possession under the Bankruptcy Code from May 14, 2003 to June 23, 2004. Allegiance was a facilities-based national local exchange carrier that provided integrated telecommunications services to business, government and other institutional customers in 36 major metropolitan areas across the United States. Allegiance’s service offerings included voice, data, and integrated telecommunications services. The Company did not acquire Allegiance’s customer premises installation and maintenance business, shared hosting business, or dedicated dial-up Internet access service business.

Under the Purchase Agreement, XOC paid approximately $636.6 million for the Acquired Businesses consisting of approximately $325.2 million of cash, including $14.1 million of adjustments for working capital and direct costs, and 45,380,000 shares of XOC common stock valued at approximately $311.3 million using XOC’s common stock market price for a reasonable period before and after the Allegiance acquisition was announced.

Upon the Closing Date, XOC acquired title to the Acquired Businesses. XOC retained independent appraisers to determine the fair value of the property, plant and equipment and intangible assets acquired as required under SFAS 141 “Business Combinations”, (“SFAS No 141”). The following are the estimated fair values of assets acquired and liabilities assumed as of the Closing Date (dollars in thousands):

Current assets	$51,618
Property and equipment	372,405
Goodwill	212,530
Other intangible assets	68,052
Other long-term assets	2,933

Total assets acquired	707,538
Current liabilities	(58,193)
Long-term liabilities	(12,790)

Total liabilities acquired	(70,983)

Purchase price	$636,555

Of the $68.1 million of acquired intangible assets, approximately $5.7 million was assigned to various trade names and are being amortized over 30 months and approximately $62.4 million was assigned to the

Acquired Businesses’ customer base, which has an estimated useful life of 3 years. As discussed in Note 2, the Goodwill resulting from the acquisition of the Acquired Businesses was deemed to be fully impaired during the fourth quarter of 2004, and, accordingly, was written off through a non-cash impairment charge.

The results of operations for the Acquired Businesses are included in the accompanying consolidated financial statements from the Closing Date through December 31, 2005. The following is unaudited actual and pro forma financial information of the Company assuming the Allegiance acquisition had occurred at the beginning of the periods presented (dollars in thousands, except share and per share data):

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003

Revenue	1,529,753	1,630,042
Net loss applicable to common shares	(471,690)	(336,580)
Net loss per common share — basic and diluted	(2.60)	(2.39)
Weighted average shares — basic and diluted	181,457,087	141,012,858

5.	MARKETABLE SECURITIES AND OTHER INVESTMENTS

The amortized cost, gross unrealized gains and losses and fair value of the equity securities available-for-sale as of December 31, 2005 and December 31, 2004, are in the following table. Other investments as of December 31, 2005 and December 31, 2004 consist of investments in the debt of McLeodUSA, Inc (“McLeod”). (dollars in thousands):

				Gross
			Gross	Unrealized
			Unrealized	Holding
	Fair Value	Cost Basis	Holding Gains	Losses

As of December 31, 2005
Equity securities	$2,360	$1,540	$820	$—
Other securities	4,790	4,790	—	—

Total marketable securities	$7,150	$6,330	$820	$—

As of December 31, 2004
Equity securities	$6,417	$1,705	$4,712	$—
Debt securities	10,883	10,883	—	—

Total marketable securities	$17,300	$12,588	$4,712	$—

The fair value of McLeod’s debt instruments declined significantly in 2005. The Company has deemed this decline as other than temporary; accordingly, a $5.8 million investment loss was recognized in the accompanying statements of operations for the year ended December 31, 2005, $1.1 million of which was recorded in the fourth quarter of 2005.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (dollars in thousands):

	December 31,	December 31,
	2005	2004

Telecommunications networks and acquired bandwidth	$751,487	$675,844
Furniture, fixtures, equipment, and other	258,034	236,788

	1,009,521	912,632
Less accumulated depreciation	(387,334)	(208,032)

	622,187	704,600
Construction-in-progress and undeployed assets	95,440	115,936

	$717,627	$820,536

During 2005, 2004 and 2003, depreciation expense was $185.6 million, $140.1 million, and $83.1 million, respectively. During 2005, 2004 and 2003 the Company capitalized interest on construction costs of $4.0 million, $4.0 million, and $3.0 million, respectively. Assets classified as construction-in-progress and undeployed assets consist of spare parts inventory, unlit fiber on our long-haul network, and internally developed software, and are not yet being depreciated as they are not currently ready for their intended use and/or have not yet been placed into service. The Company expects to reduce the amounts included in construction-in-progress and undeployed assets during 2006 as it begins to light the intercity network.

7.	BROADBAND WIRELESS LICENSES

Broadband wireless licenses and other intangible assets consisted of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004

Broadband wireless licenses	$59,508	$59,508
Less accumulated amortization	(18,981)	(12,654)

	$40,527	$46,854

Amortization expense related to Broadband Wireless Licenses was $6.3 million for each of the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005, approximately $23.5 million of broadband wireless licenses are not being amortized as commercial services have not been deployed in the license’s geographic area. Estimated amortization expense for the next five years is $6.3 million, $6.3 million, $4.2 million, $0.1 million and $0.1 million, respectively.

As of December 31, 2005, we had approximately $23.5 million of broadband wireless licenses that have not yet been placed into service and, accordingly, are not currently being amortized. We expect to reduce the broadband wireless licenses not currently in service during 2006 as we expand the Wireless Business.

8.	OTHER INTANGIBLES

Other intangible assets consisted of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004

Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired tradenames	5,673	5,673

	127,560	127,560
Less accumulated amortization	(94,041)	(51,210)

	33,519	76,350
Goodwill — indefinite life asset	1,071	—
XO Trade name — indefinite life asset	16,662	16,662

	$51,252	$93,012

Amortization expense related to Other Intangibles for the years ended December 31, 2005, 2004 and 2003 was $42.9 million, $31.4 million and $19.9 million, respectively. Estimated amortization expense related to Other Intangible Assets for the next two years is $23.5 million and $10.0 million, respectively at which time the Company’s finite lived intangible assets will be fully amortized. Customer relationship assets and internally developed technology assets are amortized using the straight-line method over the estimated useful lives of three years.

The “XO” trade name was determined to have indefinite life and is not being amortized, but is reviewed at least annually for impairment in accordance with SFAS No. 142. Other trade names are amortized over their estimated useful lives of 30 months.

The Company retained independent appraisers to perform a valuation of its assets and liabilities as of December 31, 2004. This valuation was necessary as XO’s fair value as determined by its stock price, was less than its book value. Based on this valuation, XO recorded a $212.5 million non-cash impairment charge on its goodwill.

9.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004

ATLT Debt Claim	$20,553	$26,053
Security deposits	9,116	11,665
Pledged securities	6,426	6,665
Other long term assets	1,566	2,346

	$37,661	$46,729

The Company acquired $92.5 million in face value of unsecured Allegiance debt securities for $36.4 million in 2004. Consequently, the Company is a claimant in Allegiance’s bankruptcy. The ATLT will eventually settle all outstanding claims against the Allegiance estate with cash or the Company’s common stock that was distributed to it on the Closing Date. Based on our best estimate of the Company’s share of the net assets of the ATLT, impairment adjustments, of $5.5 million and $10.4 million were recorded during the years ended December 31, 2005 and 2004, respectively, as the declines in fair value were considered to be other than temporary.

It is difficult to assess how much of the claim the Company will recover, or when the recovery will be paid. This assessment could change based upon the total amount of claims the ATLT is directed to pay, the amount of administrative costs that it incurs, and the value of its assets, including 45.4 million shares of the Company’s stock.

10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (dollars in thousands):

	December 31,	December 31,
	2005	2004

Accrued compensation	$48,608	$54,405
Deferred revenue	45,145	53,556
Accrued operating taxes	46,485	50,277
Accrued operating expenses	35,679	31,937
Accrued telecommunications costs	24,379	24,881
Accrued restructuring charges and asset retirement obligations	12,404	13,776
Other accrued liabilities	3,578	12,700

	$216,278	$241,532

11.	ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

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

Balance as of January 1, 2004	$12,855
Accretion	776
Usage	–
Revisions	(7,738)

Balance as of December 31, 2004	$5,893

Balance as of January 1, 2005	$5,893
Accretion	405
Usage	(671)
Revisions	(631)

Balance as of December 31, 2005	$4,996

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

12.	LONG-TERM DEBT

The Company has a secured credit facility (the “Credit Facility”) which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At December 31, 2005, more than 90% of the underlying loans of the Credit Facility are held by an entity controlled by Mr. Icahn, Chairman of the Company’s Board of Directors (“Mr. Icahn”). At December 31, 2005, long-term debt consisted of

$300.8 million in principal and $0.3 million of accrued interest that, if not paid, converts to principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lender, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for four consecutive quarters exceeds 4:1, XO would be required to pay cash interest, unless waived by the lenders. The Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At December 31, 2005, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 9.41%.

The Company’s Credit Facility includes a financial covenant (the “EBITDA Covenant”) requiring it to maintain minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”), for the twelve-month period ending each fiscal quarter. Additionally, the Credit Facility limits additional indebtedness, liens, dividend payments, certain investments and transactions, and maximum capital expenditures. The Company was not in Compliance with the EBITDA Covenant in 2005 and based on current financial results and its current business plan, it does not expect to comply with the EBITDA Covenant in 2006. The Company has obtained a waiver of the EBITDA Covenant (the “Waiver”)through December 31, 2006, but it can not be certain that it will be able to obtain any further waivers of this, or any other, covenant in the Credit Facility.

We completed a prepayment of the outstanding indebtedness under the Credit Facility of $100 million during the fourth quarter of 2005. As part of the Wireline Sale, we have agreed to prepay all but $75 million of the outstanding indebtedness under the Credit Facility, and the Buyer has agreed to assume that indebtedness as of the closing of the Wireline Sale. The lenders under the Credit Facility have agreed to release us from any further obligations under the Credit Facility upon our making such prepayment.

If the Company is not able to (i) amend the Credit Facility covenant to remove the EBITDA Covenant or decrease the requirement to a level it believes it can achieve, (ii) obtain an extension on the waiver to at least March 31, 2007, (iii) repay the Credit Facility with a new debt or equity offering so that it is in compliance, or (iv) complete the Wireline Sale and obtain the a release from the lenders from all Credit Facility obligations, under the current accounting guidelines it will be required to reclassify all of the amounts due under the Credit Facility to short term debt as of March 31, 2006. While the existing waivers prevent the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until March 31, 2007, this reclassification would cause a significant deterioration to the Company’s disclosed working capital and financial position. The security for the Credit Facility consists of substantially all of our wireline and wireless assets. A default under the Credit Facility could adversely affect our rights under other commercial agreements.

13.	CONVERTIBLE PREFERRED STOCK

On August 6, 2004, the Company completed a private placement of 4.0 million shares of its 6% Class A Convertible Preferred Stock (the “Preferred Stock Offering”) for net proceeds of $199.4 million. Affiliates of Mr. Icahn purchased 95% of the preferred shares sold in the Preferred Stock Offering, and an affiliate of Amalgamated Gadget, L.P., holder of approximately 8% of the Company’s outstanding common stock, purchased the remaining five percent. As of December 31, 2005, the liquidation and redemption value of the 6% Class A Convertible Preferred Stock was $217.1 million.

The Preferred Stock Offering was reviewed and approved by a special committee of XO’s Board of Directors consisting of the Company’s three independent directors, Messrs. Dell, Gradin and Knauss. The special committee selected its own counsel and financial advisor. The financial advisor advised the special committee that, subject to specified qualifications, assumptions and limitations, the material terms of the 6%

Class A Convertible Preferred Stock were fair to the Company, from a financial point of view, at the time of issuance.

The Class A Preferred Stock ranks senior to the Company’s common stock. Holders of the Class A Preferred Stock are not entitled to receive annual dividends, however, the liquidation preference of the Class A Preferred Stock automatically increases at a rate of 1.5% each quarter through the maturity date, January 15, 2010. The Company is required to redeem the then-outstanding shares of Class A Preferred Stock on the maturity date at 100% of their aggregate liquidation preference, including compounded accretion through that date, unless earlier redeemed or converted into common stock. If all of the shares of Class A Preferred Stock were to remain outstanding on the maturity date, and assuming the accretion of all the required increases to the liquidation preference thereof, holders of the Class A Preferred Stock would be entitled to 59,876,853 shares of common stock and would have an aggregate liquidation preference of approximately $276.6 million. The shares of Class A Preferred Stock are convertible into common stock based on a share price of $4.62, a premium of approximately 20% above the trading price of the common stock on the closing date of the Preferred Stock Offering. The Company may also, at its sole option, redeem the Class A Preferred Stock at any time after the third anniversary of the issue date of such shares if the average market price of the Company’s common stock for the 20 days prior to such redemption is equal to or greater than 250% of the conversion price of the Class A Preferred Stock. Each holder of the Class A Preferred Stock is entitled to one vote for each share of common stock issuable upon the conversion of the shares of Class A Preferred Stock as of the record date for such stockholders vote. Both the conversion ratio and the voting power of each share of Class A Preferred Stock will be automatically increased each quarter as the liquidation preference increases at the rate of 1.5% each quarter. The holders of Class A Preferred Stock also have anti-dilution protection in the event that the Company issues shares of common stock at a price below the then-prevailing market price of the Company’s common stock.

In connection with the Waiver, the Company agreed that in the event of a sale of the entire company or in the event of other significant sale or divestiture transactions, it will offer to repurchase outstanding shares of its preferred stock at their liquidation value accrued through the date of redemption for cash or, in certain events, securities. The affiliate of Mr. Icahn which holds 95% of such Preferred Stock agreed to accept that offer, to the extent it consists of cash.

As discussed in Note 1, on November 4, 2005, the Company and Seller entered into the Equity Purchase Agreement that provides for the Wireline Sale. A portion of the proceeds from the Wireline Sale will be used to offer to redeem, at the closing of the Wireline Sale, the Company’s outstanding preferred stock.

14.	STOCKHOLDERS’ EQUITY

The Company initiated a rights offering (the “Rights Offering”) during the fourth quarter of 2003 offering 40.0 million shares of its common stock at a price of $5.00 per share. The Rights Offering closed on January 5, 2004. An aggregate of 39.7 million shares were issued, yielding net proceeds of $197.6 million.

XOC has warrants outstanding to purchase up to an additional 23.75 million shares of its common stock. The warrants consist of:

•	Series A Warrants to purchase 9.5 million shares of the Company’s common stock at an exercise price of $6.25 per share;

•	Series B Warrants to purchase approximately 7.1 million shares of the Company’s common stock at an exercise price of $7.50 per share; and

•	Series C Warrants to purchase approximately 7.1 million shares of the Company’s common stock at an exercise price of $10.00 per share.

The warrants were valued at issuance at approximately $44.9 million using the Black Scholes pricing model and are included in the Company’s common stock in the accompanying consolidated balance sheet. The warrants will expire 7 years after the date of issuance. The exercise price applicable to each respective series of warrants is subject to adjustment in certain events.

In addition to the outstanding warrants discussed above, the Company has a stock option plan that can further dilute investors if exercised. This stock option plan is discussed further in Note 16. See Note 19 for related party disclosure on the Company’s stockholder’s equity.

15.	INCOME TAXES

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $2.58 billion, of which $1.08 billion related to the acquisition of the Acquired Business. The acquired net operating loss carryforwards expire between 2019 and 2023. The remainder of the Company’s net operating loss carryforwards expire between 2022 and 2025. Use of the Acquired Business net operation loss carryforward is significantly limited due to limitations imposed under the ownership change rules in the U.S. Internal Revenue Code. The utilization of the expected tax benefit from property and equipment depreciation could also be impacted by the ownership change rules of the U.S. Internal Revenue Code.

The Company was a member of an affiliated group of corporations, controlled by Mr. Icahn, filing a consolidated federal income tax return from January 2003 through January 2004, when Mr. Icahn’s ownership percentage fell below the amount required by the Internal Revenue Code for the filing of consolidated returns. As such, in January 2004, the Company deconsolidated from Starfire Holding Corporation (“Starfire”), the Parent entity of the affiliated group of corporations controlled by Mr. Icahn. The Company had entered into a Tax Allocation Agreement with Starfire in January 2003 which provides that while the Company files on a consolidated basis with Starfire, Starfire will pay all consolidated federal income taxes on behalf of the affiliated group that includes the Company, and the Company will make payments to Starfire in an amount equal to the tax liability, if any, that the Company would have had if it were to file as a group separate and apart from the Starfire affiliated group. Upon deconsolidation, the Tax Allocation Agreement generally provides that Starfire will reimburse the Company each year going forward for the excess of the Company’s actual income taxes over the income taxes that the Company would have owed if net operating losses or other tax attributes used in prior periods by the Starfire affiliated group were still available to the Company. The Company’s net operating loss carryforward has been reduced by the amount used by Starfire in 2003 and 2004. No amount has been recorded for potential reimbursements from Starfire under the Tax Allocation Agreement.

The provisions of SFAS No. 109 have been applied as if the Company were a separate taxpayer prior to deconsolidation. As reflected in the following table, the Company established a valuation allowance against its deferred tax assets of $1,870 million and $2,021 million as of December 31, 2005 and 2004, respectively. Primarily, the net decrease in the valuation allowance of $151 million from 2004 to 2005 was due to the utilization of net operating losses by Starfire and the expiration of capital loss carryforwards. The valuation allowance increased $480.5 million during the year ended December 31, 2004, and decreased $487.7 million during the year ended December 31, 2003. Valuation allowances are used to reduce deferred tax assets to the amounts considered likely to be realized.

Components of deferred tax assets and liabilities were as follows (dollars in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Provisions not currently deductible	$118,988	$108,959
Property, equipment and other long-term assets (net)	692,772	820,885
Net operating loss and capital loss carryforwards	1,058,208	1,109,575

Total deferred tax assets	1,869,968	2,039,419
Valuation allowance	(1,869,968)	(2,021,103)

Net deferred tax assets	—	18,316
Deferred tax liabilities:
Other identifiable intangibles	(6,831)	(25,147)
Total deferred tax liabilities	(6,831)	(25,147)

Net deferred tax liability	$(6,831)	$(6,831)

Reconciliation of the U.S. federal and state tax rate to the Company’s effective income tax rate:

	2005	2004	2003

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.0%	6.0%	6.0%
Valuation allowance for deferred tax assets	(41.0)%	(22.6)%	(41.0)%
Impairment	—%	(18.4)%	—%
Effective income tax rate	—%	—%	—%

As a result of the Wireline Sale, the tax attributes of the Wireline Business will remain with that business following the Closing, including its net operating loss carryforwards.

16.	STOCK COMPENSATION ARRANGEMENTS

The XO Communications, Inc. 2002 Stock Incentive Plan (“the 2002 Stock Incentive Plan”) was adopted in January 2003. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The 2002 Stock Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the discretionary authority to determine all matters relating to awards of stock options and restricted stock, including the selection of eligible participants, the number of shares of common stock to be subject to each option or restricted stock award, the exercise price of each option, vesting, and all other terms and conditions of awards. Unless the Compensation Committee designates otherwise, all options expire on the earlier of (i) ten years after the date of grant, (ii) twelve months after termination of employment with the Company due to death or complete and permanent disability, (iii) immediately upon termination of employment by the Company for cause, or (iv) three months after termination of employment by the employee or by the Company for other than cause.

In June 2003, the Company filed a registration statement covering the offer and sale of stock options and stock appreciation rights (“SARs”) to be granted in conjunction with the 2003 Employee Retention and Incentive Plan (the “Retention Plan”) for an aggregate award of 1.9 million shares of its common stock (the “Retention Plan Awards”). The financial goals and the terms of the Retention Plan were established by the Company’s Board of Directors. The per share exercise price for the Retention Plan Awards was set at $5.84. Resulting compensation was recorded as deferred compensation and amortized to on a straight line basis expense based on the associated vesting period.

The following two tables summarize information regarding option activity under the 2002 Stock Option Plan for the years ended December 31, 2005 and 2004:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2003	—	—
Granted	15,394,162	$5.09
Cancelled	(3,697,068)	$5.02
Exercised	(1,274,139)	$5.01

Outstanding at December 31, 2003	10,422,955	$5.12

Exercisable at December 31, 2003	2,424,903	$5.10

Outstanding at January 1, 2004	10,422,955	$5.12
Granted	3,577,382	5.26
Canceled	(2,184,093)	5.55
Exercised	(556,429)	5.01

Outstanding at December 31, 2004	11,259,815	5.09

Exercisable at December 31, 2004	3,726,298	5.02

Outstanding at December 31, 2004	11,259,815	5.09
Granted	436,000	5.00
Canceled	(2,399,358)	5.25
Exercised	—	—

Outstanding at December 31, 2005	9,296,457	5.06

Exercisable at December 31, 2005	5,332,787	5.03

		Options Outstanding
			Weighted		Options Exercisable
			Average	Weighted		Weighted
		Options	Remaining	Average	Options	Average
	Range of Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
	Prices	at December 31,	Life	Price	at December 31,	Price

2003	$4.80 — $7.05	10,422,955	9.1	$5.12	2,424,903	$5.10
2004	$4.80 — $7.05	11,259,815	8.6	$5.09	3,726,298	$5.02
2005	$4.80 — $7.05	9,296,457	7.6	$5.06	5,332,787	$5.03

17.	SUPPLEMENTAL DISCLOSURE

Cash flows

Supplemental disclosure of the Company’s cash flow information is as follows (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003

Non-cash financing and investing activities were as follows:
Stock issued for acquired businesses	$—	$311,306	$—
Assets and obligations acquired through capital leases	—	3,932	—
Conversion of accrued interest to long-term debt	39,730	28,746	29,901
Cash paid for interest	$4,104	$2,481	$2,315

Employee Savings and Retirement Plan

At December 31, 2005, the Company had a defined contribution plan, generally covering all full time employees in the United States. The Company provides a match to all eligible employees based on certain plan provisions and the discretion of the Board of Directors. The Company makes a 50% matching contribution up to 5% of the participant’s compensation. Company contributions net of forfeitures were $4.0 million, $2.3 million and $4.8 million during 2005, 2004 and 2003, respectively.

18.	SELECTED QUARTERLY DATA (Unaudited)

Quarterly financial information is summarized in the table below (dollars in thousands, except per share data):

	Quarter ended 2005(a)
	March 31,	June 30,	September 30,	December 31,

Revenue	$361,504	$362,164	$358,672	$351,282
Cost of service	147,922	138,024	147,009	154,949
Loss from operations(b)	(36,477)	(24,729)	(23,318)	(41,870)
Net loss(b)	(42,859)	(29,507)	(30,634)	(43,505)
Net loss applicable to common shares(b)	(45,956)	(32,652)	(33,855)	(46,745)
Net loss per common share (basic and diluted)	(0.25)	(0.18)	(0.19)	(0.26)

	Quarter ended 2004 (a)
	March 31,	June 30,	September 30,	December 31,

Revenue	$260,945	$278,183	$391,885	$369,407
Cost of service	109,961	118,822	161,946	162,006
Loss from operations(c)	(43,266)	(34,853)	(36,227)	(255,946)
Net loss(c)	(48,494)	(43,820)	(41,779)	(271,450)
Net loss applicable to common shares(c)	(48,494)	(43,820)	(43,619)	(274,520)
Net loss per common share (basic and diluted)	(0.37)	(0.31)	(0.24)	(1.51)

(a)	The results include the results of the Acquired Businesses from June 23, 2004 through December 31, 2005.

(b)	Second quarter of 2005 includes lease and depreciation adjustments described in Note 2.

(c)	Fourth quarter of 2004 includes a $212.5 million non-cash goodwill impairment charge.

19.	RELATED PARTY TRANSACTIONS

Various entities controlled by Mr. Icahn hold the following interests in XO Holdings:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock

At December 31, 2004	Greater than 50%	Greater than 40%	Greater than 90%	95%
At December 31, 2005	Greater than 50%	Greater than 40%	Greater than 90%	95%

As a result of his majority ownership, Mr. Icahn can elect all of the Company’s directors, appoint the members of the committees of the Board of Directors, appoint key members of the executive management team, and appoint the Company’s auditors. Currently, Mr. Icahn is Chairman of the Board of Directors and three employees of Icahn Associates are members on the Board of Directors and various Committees of the Board of Directors. Under applicable law and XO Holdings’ Certificate of Incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all the Company’s assets, and amendments to the Company’s Certificate of Incorporation and by-laws.

Mr. Icahn, through various entities that he owns or controls, has the right to require XO Holdings to register, under the Securities Act of 1933, shares of XO Holdings’ Common Stock held by such entities and to include shares of XO Holdings’ common stock held by them in certain registration statements filed by XO Holdings.

The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. The total revenue recognized on such services for the years ended December 31, 2005, 2004 and 2003 was $3.3 million, $2.0 million, and $0.4 million, respectively. During the years ended December 31, 2005, 2004 and 2003, the Company purchased approximately $1.0 million, $0.6 million and $0.3 million, respectively, in services from companies affiliated with Mr. Icahn.

During the years ended December 31, 2005, 2004 and 2003, the Company purchased approximately $1.1 million, $1.0 million and $1.1 million, respectively, in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO Holdings director, is the brother of Mr. Michael Dell, the Chairman of Dell Computers, Inc.

On November 4, 2005, XO Holdings and XOC entered into the Equity Purchase Agreement that provides for the Wireline Sale of the Company’s national wireline telecommunications business through the sale of all of the outstanding LLC interests in XO LLC for an aggregate purchase price of $700 million consisting of $625 million in cash and the assumption of $75 million of indebtedness.

As part of the Wireline Sale, XO Holdings and Buyer have agreed that certain Tax Allocation Agreement, dated as of January 16, 2003, by and between XOC and Starfire Holding Corporation, beneficial holder of approximately 62% of the Company’s common stock and an affiliate of our Chairman and controlling stockholder, Mr. Icahn, will be terminated as a condition to the closing of the Wireline Sale. In addition, as a result of the Wireline Sale, the tax attributes of the Wireline Business will remain with that business following the Closing, including its net operating loss carryforwards.

In connection with the execution of the Equity Purchase Agreement and in order to induce XO Holdings and XOC to enter into the Equity Purchase Agreement, Cardiff, who beneficially owns approximately 62% of the Company’s Common Stock, entered into the Stockholder Agreement, pursuant to which Cardiff has agreed, among other things, to vote its shares in certain events in accordance with the recommendation of the Special Committee. The Buyer’s obligations of payment and performance pursuant to the Equity Purchase Agreement are guaranteed pursuant to a guaranty, dated as of November 4, 2005, with Thornwood Associates Limited Partnership, an affiliate of Mr. Icahn.

On March 1, 2006, XO Holdings, XO LLC (as successor by merger to XOC), and Buyer agreed to amend the Equity Purchase Agreement to clarify that $75 million of the purchase price contemplated by the Equity Purchase Agreement would be structured as the assumption of XO Holdings’ indebtedness, and to further delineate certain excluded assets that would not be conveyed by XO Holdings to Buyer as part of the Wireline Sale.

On March 1, 2006, XO LLC (as successor by merger to XOC), certain subsidiaries of XO LLC, as guarantors, the Company, as guarantor, LMDS Co., Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, as guarantor, V&K Holdings, Inc. (“V&K”), a Delaware corporation and a wholly-owned subsidiary of the Company, as guarantor, the Requisite Lenders (as defined in the Credit Facility), on behalf of all of the Lenders, and the Administrative Agent entered into a Ratification and Amendment Agreement (the “Ratification and Amendment Agreement”). Pursuant to the Ratification and Amendment Agreement, among other things, (i) XO LLC has agreed that, as successor by merger to XOC, it will remain a party to the Credit Facility as the borrower thereunder, and (ii) each of the Company, LMDS Co. and V&K have agreed that, notwithstanding the fact that it is not a subsidiary of XO LLC, it will serve as a guarantor of XO LLC’s obligations under the Credit Facility. The Ratification and Amendment Agreement also provides for the release of each of the Company, LMDS Co. and V&K from any and all of its obligations (as guarantor or otherwise) under or with respect to the Credit Facility upon the satisfaction of certain conditions contained therein to the reasonable satisfaction of Requisite Lenders.

20.	COMMITMENTS AND CONTINGENCIES

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

Future minimum lease commitments required under noncancelable operating leases and contractual obligations are as follows (dollars in thousands):

	Operating	Other long-term
	lease	contractual
Year Ending December 31,	obligations	obligations

2006	$69,932	$82,800
2007	64,965	79,535
2008	54,327	68,513
2009	46,432	44,573
2010	39,838	15,688
Thereafter	125,873	87,322

Total minimum commitments	$401,367	$378,431

Rent expense for cancelable and noncancelable leases totaled approximately $77.3 million, $57.4 million, and $53.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. The minimum lease payments noted above have not been reduced for sublease income totaling approximately $1.3 million for the year ended December 31, 2005.

Capital Leases

Network assets under capital leases totaled approximately $8.3 million as of December 31, 2005 and 2004, and are included in telecommunications networks in property and equipment. Depreciation on leased assets was $1.2 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively is included in depreciation expense. Future minimum lease payments under capital lease obligations as of December 31, 2005 are as follows (dollars in thousands):

Capital lease
Year Ending December 31,	obligations

2006	$4,537
2007	3,854
2008	2,398
2009	1,770
2010	1,419
Thereafter	12,491

Total minimum capital lease payments	26,469
Less: imputed interest	9,008
Less: current portion of capital lease obligations	2,956

Long-term portion of capital lease obligation	$14,505

In February 2006 the Company entered into an agreement to purchase certain telecommunications equipment. The agreement requires total payments of $10 million to be paid in 6 installments beginning in March 2006 and ending in April 2007.

Legal Proceedings

The Company is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort, and employment matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

Allegiance Telecom Liquidating Trust Litigation

In August 2004 XOC filed an administrative claim (the “Administrative Claim”) against the ATLT, the successor to the assets and liabilities of Allegiance that XOC did not acquire. All of the rights, duties, obligations and liabilities of XOC in connection with the Administrative Claim, as well as any other matters pertaining to or arising from the acquisition by XOC of Allegiance, were assumed by LMDS Co. and assigned to LMDS Co. by XOC as part of the Restructuring, pursuant to that certain Assignment and Assumption Agreement, dated as of March 1, 2006. Under this assignment and assumption, XO Holdings is entitled to exercise the rights previously asserted by XOC in connection with this action.

The Company has claimed that it is entitled to approximately $50 million in damages related to a variety of actions taken by Allegiance and the ATLT. The ATLT filed a counterclaim against the Company in November 2004 seeking damages of approximately $100 million. The case went to trial in the United States Bankruptcy Court for the Southern District of New York on May 2, 2005 and has not yet been decided. After the trial, the ATLT reduced its counterclaim to approximately $27.8 million. The Company has pursued its claims against the ATLT, and has disputed the ATLT counterclaim as being frivolous and without merit. There can be no assurance, however, that the Company will be successful in recovering the damages to which it believes it is entitled, or that it will successfully defend itself against the ATLT counterclaim.

As of December 31, 2005, the Company had $8.0 million recorded in other current assets related to certain payments made on behalf of the ATLT that it believes are reimbursable by the ATLT and estimated likely to be settled prior to December 31, 2006. Other than this amount, the accompanying financial statements do not include any impact from the Administrative Claim.

Litigation Relating to the Wireline Sale

On December 23, 2005, R2 Investments, following its receipt of documentation from the Company in connection with a then-pending claim under Section 220 of the Delaware General Corporation Law, filed a lawsuit filed in the Delaware Court of Chancery challenging the Wireline Sale. The complaint names as defendants the Company, the Company’s directors and certain affiliates of Mr. Icahn, including Cardiff and the Buyer. The complaint, R2 Investments v. Carl C. Icahn, et al.  (C.A. No. 1862-N), alleges, among other things, that (i) Mr. Icahn and Cardiff breached fiduciary duties of care, good faith and loyalty in connection with the Equity Purchase Agreement and the Stockholder Voting Agreement, (ii) XOC and the director defendants acted in concert and conspired with Mr. Icahn and Cardiff and (iii) the director defendants violated their fiduciary duties in connection with the Equity Purchase Agreement by failing to obtain the greatest value for all stockholders. The complaint seeks equitable relief, including, among other things, an injunction against consummation of the Wireline Sale and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and the Wireline Sale.

On January 9, 2006, the ATLT filed a complaint in the Delaware Court of Chancery challenging the Wireline Sale. With limited exceptions, the complaint, Allegiance Telecom Liquidating Trust v. Carl C. Icahn, et al.  (C.A. No. 1877-N), is substantially the same as R2 Investments’ complaint.

On January 11, 2006, Mr. Donald J. Hillenmeyer, Jr., who alleges that he is one of the Company’s stockholders, filed a putative stockholder derivative action on behalf of XO LLC in the Delaware Court of Chancery challenging the Wireline Sale. The complaint, Donald J. Hillenmeyer, Jr. v. XO Communications, Inc., et al.  (C.A. No. 1880-N), names as defendants XOC, its directors and certain affiliates of Mr. Icahn, including Cardiff and Buyer, and alleges, among other things, that (i) Mr. Icahn and Cardiff breached alleged fiduciary duties of care, good faith and loyalty in connection with the May 2005 waiver of defaults under the existing credit facility granted by affiliates of Mr. Icahn, the Equity Purchase Agreement and the Stockholder Voting Agreement, (iii) the director defendants (excluding Mr. Icahn) gave substantial assistance to Mr. Icahn in respect of such waiver, the Equity Purchase Agreement and the Stockholder Voting Agreement in violation of their fiduciary duties, and (iii) the director defendants, Cardiff and Buyer allegedly acted in concert and conspired to permit the director defendants and Cardiff to violate their fiduciary duties. Mr. Hillenmeyer’s complaint seeks equitable relief, including, among other things, an injunction against consummation of the Wireline Sale and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and the Wireline Sale. In addition, the complaint seeks repayment to the Company by the director defendants of all compensation and other remuneration paid to any of them during the period of the alleged breaches of their fiduciary duties.

The three actions are being coordinated in one proceeding, and discovery is ongoing. The court has scheduled a hearing for May 11, 2006 on plaintiffs’ motion to preliminarily enjoin the Wireline Sale. Although the Company believes the above complaints to be without merit and intends to defend them vigorously, it is not possible to render a view of the likely outcome of these proceedings.

Houlihan Lokey Howard and Zukin Capital LLC

On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim asserted a right to payment of fees in excess of $19 million and represents HLHZ’s claim for advising XOC in its financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by Mr. Icahn, and XOC objected to the fee claim on the ground that, inter alia, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOC with $2.0 million for amounts previously paid, and ordered XOC to pay the difference to HLHZ. XOC paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. The appeal is pending.

Cox Communications Las Vegas, Indefeasible Right of Use (IRU) Agreement

On July 19, 2004, XOC informed Cox Communications Las Vegas (“Cox”) that XOC was disputing as wrongly calculated an invoice that Cox had submitted to XOC in the amount of approximately $2.8 million. The dispute arises from an IRU Agreement between Cox and XOC in which XOC leased from Cox certain fiber optic facilities in the Las Vegas, Nevada area. In February 2005 the parties unsuccessfully engaged in mediation. Cox notified XOC that is was proceeding to binding arbitration. XOC filed a $3.5 million counterclaim based on over-billing by Cox. Because the IRU Agreement is an ongoing agreement, the amounts in dispute and the counterclaim increase monthly. Cox has claimed an aggregate of in excess of $4.0 million in respect of such dispute. Arbitration is pending.

In accordance with the terms of the IRU Agreement, in September 2005, XOC requested renewal of the IRU Agreement upon its expiration in April 2006. Cox declined to renew the IRU Agreement alleging that XOC is in Default as such term is defined under the IRU Agreement based on the ongoing dispute. XOC does not believe that the ongoing dispute constitutes a Default. Arbitration is pending. If Cox is successful in its assertion and declines to renew the IRU Agreement, the Company’s ability to provide services to customers in the Las Vegas area at competitive rates will be adversely affected.

Level 3

The Company has received correspondence from Level 3 indicating that, as a result of statements made in its 2004 10K filing, wherein XOC said that it is considering among other options, lighting its dark fiber in the United States to create wavelengths capacity, XOC was in material breach of its contractual obligations to Level 3. Potential damages for this alleged breach could be significant although XOC believes the Level 3 claim has little merit.

Verizon Indemnification Notice

On or about October 12, 2005, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement between XO Interactive (“XOI”), a subsidiary of XO LLC, and VSSI/Verizon (“Verizon”), Verizon notified XOI that Verizon and its subsidiaries, among others, had been sued by Aerotel, Ltd. for breach of contract and declaratory judgment in the United States Court for the Southern District of New York on January 7, 2005. (Aerotel, LTD v Verizon Company et al (CA 05 CV 0120 (TPG))). The suit relates to certain prepaid calling card services, and Aerotel’s claim that Verizon’s provision of those services are covered by an Aerotel patent, and unless licensed, infringe that patent; that Verizon obtained a license under the patent from Aerotel; but that Verizon has defaulted in payment of licensing royalties. XOI has not acknowledged any such infringement, or liability either to Verizon or Aerotel, but is cooperating both with Verizon, with respect to the indemnity provisions, and Aerotel, with respect to its subpoena to XOI for information and documents.

21.	RESTRUCTURING CHARGE

During 2003, the Company recorded restructuring charges from the reduction of its work force and estimated losses associated with restructured leases.

As of December 31, 2005, the remaining restructuring accrual was $37.3 million, of which $12.2 million is classified as a current liability. The restructuring accrual decreased from $43.7 million as of December 31, 2004, primarily due to payments associated with exited leased facilities.

The following table is a reconciliation of the beginning and ending restructuring accrual:

Balance as of January 1, 2003	$38,725
Additions	11,618
Reorganization adjustments	26,809
Usage	(17,176)
Balance as of December 31, 2003	$59,976

Balance as of January 1, 2004	$59,976
Estimate revisions	(2,971)
Usage	(13,349)
Balance as of December 31, 2004	$43,656

Balance as of January 1, 2005	$43,656
Estimate revisions	1,655
Usage	(7,972)
Balance as of December 31, 2005	$37,339

22.	REORGANIZATION

On January 16, 2003 (the “Effective Date”), XOC consummated its Plan of Reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. The consummation of the Plan of Reorganization resulted in the following changes in XOC’s capital structure:

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

The Company adopted the fresh start accounting provisions (“fresh start”) of SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, (“SOP 90-7) during the first quarter of 2003. Due to the immateriality of the results of operations for the period between January 1, 2003 and the Effective Date, the Company accounted for the consummation of the Plan of Reorganization as if it had occurred on January 1, 2003 and implemented fresh start reporting as of that date. Fresh start requires that the Company adjust the historical cost of its assets and liabilities to their fair value. The fair value of the reorganized Company of approximately $1.3 billion was determined based on the negotiated sum of the reorganized Company’s liabilities and equity that were issued and outstanding after final negotiations and Bankruptcy Court approval. These included $500.0 million of debt outstanding under the Credit Facility, $475.0 million of XOC’s common stock, and $373.1 million of other liabilities that were not eliminated or discharged under the Plan of Reorganization.

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

	Predecessor XO			Fresh Start		Reorganized XO
	December 31, 2002	Reorganization		Adjustments(d)		January 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$314,038	$—		$—		$314,038
Marketable securities	246,945	—		—		246,945
Accounts receivable, net	116,541	—		—		116,541
Other current assets	83,480	—		(48,288)		35,192

Total current assets	761,004	—		(48,288)		712,716
Property and equipment, net	2,780,589	—		(2,304,001)		476,588
Broadband wireless licenses and other intangibles, net	984,614	—		(848,936)		135,678
Other assets, net	59,289	—		(36,181)		23,108

Total assets	$4,585,496	$—		$(3,237,406)		$1,348,090

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$63,729	$—		$3,539		$67,268
Accrued liabilities	266,102	—		(30,910)		235,192
Current liabilities subject to compromise	5,497,207	(5,466,667	)(a)	(30,540)		—

Total current liabilities	5,827,038	(5,466,667)		(57,911)		302,460
Long-term debt	—	500,000	(b)	—		500,000
Other long-term liabilities	75,242	—		(4,612)		70,630
Long-term liabilities subject to compromise	7,182	—		(7,182)		—

Total liabilities	5,909,462	(4,966,667)		(69,705)		873,090
Predecessor XO redeemable preferred stock — subject to compromise	1,708,316	(1,708,316	)(a)	—		—
Stockholders’ (deficit) equity:
Predecessor XO common stock	4,628,139	—		(4,628,139)		—
Reorganized XO common stock and warrants	—	475,000	(c)	—		475,000
Deferred compensation	(8,500)	—		8,500		—
Accumulated other comprehensive income	2,512	—		(2,512)		—
Accumulated deficit	(7,654,433)	6,199,983	(e)	1,454,450		—

Total stockholders’ (deficit) equity	(3,032,282)	6,674,983		(3,167,701	)(e)	475,000

Total liabilities and stockholders’ (deficit) equity	$4,585,496	$—		$(3,237,406)		$1,348,090

(a)	To record the discharge of pre-petition indebtedness, including a $1.0 billion credit facility, $4.2 billion of senior and convertible subordinated notes, $245.2 million of accrued interest, and the elimination of $1.7 billion of pre-petition redeemable preferred stock and $50.6 million of accrued dividends, all in accordance with the Plan of Reorganization.

(b)	To record the outstanding principal under the Credit Agreement, in accordance with the Plan of Reorganization.

(c)	To record the issuance of 95.0 million shares of New Common Stock and warrants in accordance with the Plan of Reorganization. Participation in the Rights Offering was recorded in the first quarter of 2004.

(d)	To adjust the carrying value of assets, liabilities and stockholders’ equity to fair value, in accordance with fresh start.

(e)	Net reorganization gain on January 1, 2003 consisted of the following (dollars in thousands):

Net gain resulting from reorganization of debt, preferred stock and equity	$6,199,983
Net loss resulting from fresh start fair value adjustments to assets and liabilities	(3,167,701)

Total reorganization gain, net	$3,032,282

XO Communications, Inc.

Schedule II  —  Consolidated Valuation and Qualifying Accounts
For The Years Ended December 31, 2005, 2004 and 2003

			Additions/
			Reductions
	Beginning	Reorganization	charged to		Ending
(dollars in thousands)	Balance	Adjustments	expense	Reductions	Balance

Allowance for doubtful accounts
2003	$37,030	$—	$29,998	$(34,042)	$32,986
2004	$32,986	$—	$34,898	$(28,903)	$38,981
2005	$38,981	$—	$33,502	$(36,422)	$36,061

S-1