Form 10-Q
period 2006-03-31
XO HOLDINGS INC
filed 2006-05-10
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑       NO ☐
     As of May 9, 2006, the number of shares of common stock of XO Holdings, Inc. issued and outstanding was 181,933,035.

XO Holdings, Inc. and Subsidiaries
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
XO Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,415	$176,838
Marketable securities and other investments	7,390	7,150
Accounts receivable, net of allowance for doubtful accounts of $35,148 at March 31, 2006, and $36,061 at December 31, 2005, respectively	129,499	137,564
Other current assets	27,824	34,106

Total current assets	326,128	355,658
Property and equipment, net	697,978	717,627
Broadband wireless licenses, net	38,945	40,527
Other intangibles, net	45,364	51,252
Other assets, net	38,344	37,661

Total assets	$1,146,759	$1,202,725

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,176	$79,935
Other current liabilities	190,330	216,278

Total current liabilities	276,506	296,213
Long-term debt and accrued interest payable	309,175	301,113
Other long-term liabilities	63,913	65,755

Total liabilities	649,594	663,081
6% Class A convertible preferred stock	220,344	217,056
Commitments and contingencies
Stockholders’ equity:
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: 4,000,000 shares of 6% Class A convertible preferred stock issued and outstanding on March 31, 2006 and December 31, 2005	—	—
Warrants and common stock, par value $0.01 per share, 1,000,000,000 shares authorized: 181,933,035 shares issued and outstanding on March 31, 2006 and December 31, 2005	974,021	976,447
Deferred compensation	—	(77)
Accumulated other comprehensive income	1,060	820
Accumulated deficit	(698,260)	(654,602)

Total stockholders’ equity	276,821	322,588

Total liabilities, convertible preferred stock and stockholders’ equity	$1,146,759	$1,202,725

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2006	2005
Revenue	$349,690	$361,504

Costs and expenses
Cost of service (exclusive of depreciation and amortization)	154,380	147,922
Selling, operating, and general	178,863	191,694
Depreciation and amortization	54,436	58,365

Total costs and expenses	387,679	397,981

Loss from operations	(37,989)	(36,477)
Interest income	1,974	1,893
Investment loss, net	—	(271)
Interest expense, net	(7,643)	(8,004)

Net loss	(43,658)	(42,859)

Preferred stock accretion	(3,288)	(3,097)

Net loss applicable to common shares	$(46,946)	$(45,956)

Net loss per common share, basic and diluted	$(0.26)	$(0.25)

Weighted average shares, basic and diluted	181,933,035	181,933,035

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(43,658)	$(42,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,436	58,365
Accrual of interest	8,062	7,948
Stock-based compensation	939	66
Realized gain on investments	—	3,191
Changes in assets and liabilities:
Accounts receivable	8,065	16,121
Other assets	(1,962)	(4,900)
Accounts payable	1,692	(6,180)
Accrued liabilities	(26,889)	(13,470)

Net cash provided by operating activities	685	18,282

INVESTING ACTIVITIES:
Capital expenditures	(22,767)	(21,573)
Sales of marketable securities, investments and other assets	7,562	1,342
Release of escrow account	—	25,430

Net cash (used in) provided by investing activities.	(15,205)	5,199

FINANCING ACTIVITIES:
Repayments of long term debt and capital leases	(903)	(853)

Net cash used in financing activities	(903)	(853)

Net (decrease) increase in cash and cash equivalents	(15,423)	22,628

Cash and cash equivalents, beginning of period	176,838	233,989

Cash and cash equivalents, end of period	$161,415	$256,617

SUPPLEMENTAL DATA:
Cash paid for interest	$444	$824
Accrued interest converted to long-term debt	$8,062	$7,948
See accompanying notes to condensed consolidated financial statements.

XO Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     XO Holdings, Inc., (the “Company”) is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. The Company operates its business in two segments through two primary operating subsidiaries. XO Communications, LLC (“XO LLC”) operates the Company’s wireline business under the trade name “XO Communications” (“XOC”). Nextlink Wireless, Inc. (“Nextlink”) operates the Company’s wireless business under the trade name “Nextlink.” See Note 3 for further information on the Company’s segments.
     Termination of Equity Purchase Agreement
     The Company’s predecessor, XO Communications, Inc. (“XO Inc”), entered into an Equity Purchase Agreement, dated as of November 4, 2005, as amended on March 1, 2006, with Elk Associates LLC (“Elk Associates”) that provided for the sale of its national wireline telecommunications business, through the sale of all of the outstanding equity interests in XO LLC, for an aggregate purchase price of $700 million, consisting of $625 million in cash and the assumption of $75 million of the Company’s outstanding senior secured debt.
     On March 27, 2006, Elk Associates notified the Special Committee of the Company’s Board of Directors of its belief that pending litigation challenging the transaction would not end by July 3, 2006, the date on which Elk Associates would have the right to terminate the Equity Purchase Agreement. Elk Associates also indicated that it intended to exercise its termination right on that date if the litigation remained pending. In addition, Elk Associates expressed its willingness, in order to avoid unnecessary further distractions and costs to the Company, to mutually terminate the Equity Purchase Agreement without seeking any damages or any break-up fee. On March 30, 2006, on the recommendation of the Special Committee, the Company’s Board of Directors determined to mutually terminate the Equity Purchase Agreement effective on March 30, 2006, and the Equity Purchase Agreement was so terminated on such date.
     Basis of Presentation
     The condensed consolidated financial statements of the Company are unaudited and have been prepared in accordance with guidelines established for interim financial statements by the instructions of the Securities and Exchange Commission (the “Commission”) to Form 10-Q and generally accepted accounting principles in the United States. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.
     Operating results for any interim period are not necessarily indicative of the results for a full year or for any subsequent interim period. In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company, included in its Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”).
     Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in Note 2, Summary of Significant Accounting Policies, in the 2005 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales credits, cost of service, valuation of long-lived assets, goodwill and other intangible assets, and taxes.
     Share Based Payments
     See Note 8 for a description of our accounting policy for share-based payments.

     Principles of Consolidation
     The Company’s consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All inter-company transactions among consolidated entities have been eliminated.
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
     In the first quarter of 2006, the Company had settlements and revised certain estimates related to cost of service provided by certain telecommunications carriers. These favorable dispute resolutions, settlements and estimate revisions resulted in reductions in cost of service of approximately $9.9 million for the three months ended March 31, 2006, and $12.0 million for the comparable period in 2005.
     Reclassifications
     Certain prior year amounts have been reclassified to conform to current year presentation.
2.   NET LOSS PER SHARE AND COMPREHENSIVE LOSS
     Net Income (Loss) Per Share
     Net income (loss) per common share, basic and diluted, is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options, warrants, and the 6% Class A convertible preferred stock are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statement of operations. As of March 31, 2006, the Company has options outstanding to purchase approximately 9.0 million shares of its common stock, of which 6.2 million are exercisable, and exercisable warrants to purchase up to an additional 23.7 million shares of common stock that can further dilute investors, if exercised.

     Comprehensive Loss
     Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table reflects the Company’s calculation of comprehensive loss for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(43,658)	$(42,859)
Other comprehensive loss:
Net unrealized gains(losses) on investment	240	(2,092)

Comprehensive loss	$(43,418)	$(44,951)

3.   SEGMENT INFORMATION
     Segments
     Prior to 2006, the Company viewed itself as one segment. In line with the development of its wireless assets, the Company is now operating its business in two segments—wireline services through XOC and wireless services through Nextlink. The comparative quarter in 2005 in the summary financial information below is re-stated to align with these two segments. The Company’s segments are strategic business units that are managed separately, with each segment requiring different resources, skill sets and marketing strategies. The Company’s chief operating decision maker regularly reviews the results of operations at the segment level to evaluate the performance of each segment.
     XOC operates an integrated metropolitan and nationwide fiber optic network that provides a comprehensive array of telecommunications services to the telecommunications provider, business and government markets in over 70 U.S. cities. Voice services include local and long distance services, prepaid calling card processing and interactive voice response systems. Data services include Internet access, private data networking and hosting services. XOC also offers integrated voice and data services in flat rate “bundled” packages.
     Nextlink plans to provide high speed alternatives to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 metropolitan markets. Nextlink has entered into agreements to provide services in Texas, California, Florida and Washington, D.C., and expects to launch service in additional markets over the next two years. Nextlink currently offers wireless backhaul and network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to seven miles.
     Results of the Nextlink segment include direct revenue, expenses and related capital expenditures. All indirect and general corporate overhead costs and capital expenditures not directly related to Nextlink are included in the results of the XOC segment, as the Company believes that substantially all such costs and expenditures were incurred in support of XOC. The Company attributes all of the assets not specifically related to the provision of Nextlink services to XOC, including cash and cash equivalents and marketable securities and other investments.
     Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2006 and 2005 is shown in the following tables (dollars in thousands):

	Three Months Ended March 31, 2006
	XOC	Nextlink	Consolidated

Segment revenue	$349,579	$111	$349,690

Segment costs and expenses:
Cost of service (exclusive of depreciation and amortization)	154,380	—	154,380
Selling, operating, and general	173,688	5,175	178,863
Depreciation and amortization	52,795	1,641	54,436

Total business unit costs and expenses	380,863	6,816	387,679

Segment loss	$(31,284)	$(6,705)	$(37,989)

Interest income			1,974

Investment loss, net			—
Interest expense, net			(7,643)

Net loss			$(43,658)

Capital expenditures	$20,872	$1,895	$22,767

Total assets at March 31, 2006	$1,102,236	$44,523	$1,146,759

	Three Months Ended March 31, 2005
	XOC	Nextlink	Consolidated

Segment revenue	$361,504	$—	$361,504

Segment costs and expenses:
Cost of service (exclusive of depreciation and amortization)	147,922	—	147,922
Selling, operating, and general	191,464	230	191,694
Depreciation and amortization	56,728	1,637	58,365

Total business unit costs and expenses	396,114	1,867	397,981

Segment loss	$(34,610)	$(1,867)	$(36,477)

Interest income			1,893
Investment loss, net			(271)
Interest expense, net			(8,004)

Net loss			(42,859)

Capital expenditures	$21,545	$28	$21,573

Total assets at December 31, 2005	$1,159,256	$43,469	$1,202,725
4.   MARKETABLE SECURITIES AND OTHER INVESTMENTS
     The amortized cost, gross unrealized gains and losses and fair value of the equity securities available-for-sale as of March 31, 2006 and December 31, 2005, are presented in the table below. Other investments as of March 31, 2006 and December 31, 2005 consisted of investments in McLeodUSA, Inc (“McLeod”) (dollars in thousands):

				Gross
			Gross	Unrealized
			Unrealized	Holding
	Book Value	Cost Basis	Holding Gains	(Losses)
As of March 31, 2006
Marketable securities	$2,600	$1,540	$1,060	$—
Other investments	4,790	4,790	—	—

Total marketable securities and other investments	$7,390	$6,330	$1,060	$—

As of December 31, 2005
Marketable securities	$2,360	$1,540	$820	$—
Other investments	4,790	4,790	—	—

Total marketable securities and other investments	$7,150	$6,330	$820	$—

     On January 6, 2006, McLeod emerged from Chapter 11 bankruptcy. The Company has a junior prepetition lender claim resulting from its ownership of the above mentioned debt instruments, which is expected to be converted into shares of McLeod’s new common stock, which has not yet been issued.

5.   LONG-LIVED ASSETS
     The Company’s long-lived assets include property and equipment, broadband wireless licenses, and identifiable intangible assets to be held and used.
     Property and Equipment
     Property and equipment consisted of the components presented in the table below (dollars in thousands):

	March 31,	December 31,
	2006	2005
Telecommunications networks and acquired bandwidth	$763,616	$751,487
Furniture, fixtures, equipment, leasehold improvements and other	280,732	258,034

	1,044,348	1,009,521
Less: accumulated depreciation	(432,510)	(387,334)

	611,838	622,187
Construction-in-progress and undeployed assets	86,140	95,440

	$697,978	$717,627

     Depreciation expense was $47.0 million for the three months ended March 31, 2006, compared to $46.3 million for the same period in 2005. Assets classified as construction-in-progress and undeployed assets are not being depreciated as they have not yet been placed in service. During the three months ended March 31, 2006 and March 31, 2005, the Company capitalized interest of $0.9 million, and $1.0 million, respectively.
     Broadband Wireless Licenses
     Broadband wireless licenses are presented in the table below (dollars in thousands):

	March 31,	December 31,
	2006	2005
Broadband wireless licenses	$59,508	$59,508
Less: accumulated amortization	(20,563)	(18,981)

	38,945	40,527
     Amortization expense related to broadband wireless licenses was $1.6 million for each of the three months ended March 31, 2006 and 2005. As of March 31, 2006, the Company had approximately $23.5 million of Broadband Wireless licenses that have not yet been placed in service and, accordingly, are not currently being amortized. The Company is formulating plans to place its remaining broadband wireless licenses into substantial service.
     Other Intangibles
     Other intangible assets consisted of the components presented in the table below (dollars in thousands):

	March 31,	December 31,
	2006	2005
Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired tradenames	5,673	5,673

	127,560	127,560
Less accumulated amortization	(99,929)	(94,041)

	27,631	33,519
Goodwill — indefinite life asset	1,071	1,071
XO Trade name — indefinite life asset	16,662	16,662

	$45,364	$51,252

     Amortization expense related to other intangible assets was $5.8 million for the three months ended March 31, 2006, compared to $10.5 million for XO Inc.’s same period in 2005.

6.   LONG-TERM DEBT
     The Company has a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At March 31, 2006, more than 90% of the underlying loans of the Credit Facility were held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors. At March 31, 2006, long-term debt consisted of $309.1 million in principal and $0.1 million of accrued interest that, if not paid, converts to principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for four consecutive quarters exceeds 4:1, the Company would be required to pay cash interest, unless waived by the lenders. The Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At March 31, 2006, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 10.59%.
     The security for the Credit Facility consists of all assets of the Company including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. The Company was originally required to achieve a minimum consolidated EBITDA of not less than $245.0 million for the twelve-month period ended March 31, 2006. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25 million at the end of each fiscal quarter.
     On April 28, 2006, the Company obtained a waiver of compliance with the minimum consolidated EBITDA covenant contained in the Credit Facility through June 30, 2007. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of the Company’s loans outstanding under that agreement. In connection with a prior waiver granted in May 2005, among other things, the Company agreed to clarify its obligation under the existing Credit Facility to use the proceeds of any sale of the Company, or of all or substantially all of its assets, to repay, in accordance with the existing Credit Facility, the amounts outstanding under the existing Credit Facility. The Company further agreed to offer to redeem all of the Company’s outstanding preferred stock in the event that such a sale (“Qualifying Sale”) is pursuant to an agreement entered into on or prior to December 31, 2006, or is deemed, regardless of when the applicable agreement was entered into, to be a superior proposal to such Qualifying Sale.
7.   RELATED PARTY TRANSACTIONS
     Various entities controlled by Mr. Icahn hold the following interests in the Company:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock
At December 31, 2005.	Greater than 50%	Greater than 40%	Greater than 90%	95%
At March 31, 2006	Greater than 50%	Greater than 40%	Greater than 90%	95%
At April 28, 2006 (1)	Greater than 50%	Greater than 40%	Greater than 90%	52%

(1)	According to Amendment No. 8 to the Schedule 13D of Cardiff Holding LLC (“Cardiff”), filed with the Commission on May 1, 2006, on April 28, 2006, Cardiff sold in a private sale to qualified institutional buyers an aggregate of 1,725,000 shares of the Company’s 6% Class A Convertible Preferred Stock (the “Preferred Stock”).
     As a result of his ownership of a majority of the Company’s common stock, Mr. Icahn can elect all of the Company’s directors, cause the appoint of the members of the committees of the Board of Directors, cause the appointment of key members of the executive management team, and cause the appointment of the Company’s auditors. Currently, Mr. Icahn is Chairman of the Board of Directors and three employees of entities controlled by Mr. Icahn are members on the Company’s Board of Directors and many of its committees. Under applicable law and the Company’s Certificate of Incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all the Company’s assets, and amendments to the Company’s Certificate of Incorporation and by-laws.
     Mr. Icahn, through Cardiff, has the right to require the Company to register under the Securities Act of 1933, as amended, shares of the Company’s common stock and Preferred Stock held by Cardiff and to include shares of the Company’s common stock and Preferred Stock held by Cardiff in certain registration statements filed by the Company from time to time.
     The Company provides certain telecommunications services to companies affiliated with Mr. Icahn. The total revenue recognized on such services for the three months ended March 31, 2006 and 2005 was $0.8 million and $1.1 million, respectively.
     During the three months ended March 31, 2006 the Company did not make any significant purchases from companies affiliated with Mr. Icahn. For the same period in 2005, XO Inc. purchased approximately $0.3 million in services from companies affiliated with Mr. Icahn.
     During the three months ended March 31, 2006 and 2005, the Company purchased approximately $0.1 million and $0.1 million in services from Dell Computers, Inc. Mr. Adam Dell, a director of the Company, is the brother of Mr. Michael Dell, the Chairman of Dell Computers, Inc.
8.   STOCK-BASED COMPENSATION
     In December 2004, the FASB issued FAS No. 123 (revised 2004), Share-Based Payment. (“FAS 123(R)”) is a revision of FASB FAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of FAS No. 123(R) are effective for public entities that do not file as small business issuers as of the beginning of the annual reporting period that begins after June 15, 2005. XO Inc. previously issued employee stock options for which no expense has been recognized, and were not fully vested as of the effective date of FAS No. 123(R).
Share based arrangements
XO Holdings, Inc. 2002 Stock Incentive Plan
     The Company’s 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”) was initially adopted in January of 2003 by XO, Inc. and was assumed by the Company on February 28, 2006. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The 2002 Stock Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the discretionary authority to determine all matters relating to awards of stock options and restricted stock, including the selection of eligible participants, the number of shares of common stock to be subject to each option or restricted stock award, the exercise price of each option, vesting, and all other terms and conditions of awards. Generally, the awards vest ratably over periods ranging from two to four years, and in most cases, the exercise price is greater than or equal to the market price of the stock on the date of grant. Unless the Compensation Committee designates otherwise, all options expire on the earlier of (i) ten years after the date of grant, (ii) twelve months after termination of employment with the Company due to death or complete and permanent disability, (iii) immediately upon termination of employment by the Company for cause, or (iv) three months after termination of employment by the employee or by the Company for other than cause.
     In June 2003, the Compensation Committee of XO Inc.’s Board of Directors approved the adoption of the 2003 Employee Retention and Incentive Plan, which is a component of the 2002 Stock Incentive Plan. The Employee Retention and Incentive Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees based upon the attainment of certain performance goals. Pursuant to the Employee Retention and Incentive Plan, as of December 31, 2005 and March 31, 2006, the Company had outstanding fully vested options to purchase an aggregate of 208,375 shares of Company common stock at an exercise price of $5.84 per share. No further grants under the Employee Retention and Incentive Plan are permitted.
     In June 2003, XO Inc. adopted the 2003 Annual Bonus Plan (the “Bonus Plan”), which was assumed by the Company on February 28, 2006. The Bonus Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees who were ineligible to participate in the Employee Retention and Incentive Plan. The payment of bonuses and the issuance of options under the Bonus Plan was contingent upon the same performance targets as contained in the Employee Retention and Incentive Plan. As of March 31, 2006, the Company had outstanding options to purchase 19,057 shares of Company common stock under the Bonus Plan. No further grants under the Bonus Plan are permitted.
     Net loss for the three months ended March 31, 2006, includes $0.9 million of compensation costs related to stock-based compensation arrangements described above.
     The Company adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation costs recognized include: (i) any awards granted on or after January 1, 2006 and (ii) any unvested awards previously granted and outstanding as of January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123(R). Additionally, the Company is required to estimate forfeitures over the requisite service period. When recognizing compensation expense, these estimates are adjusted to the extent to which actual forfeitures differ, or are expected to materially differ, from such estimates. Under the provisions of the modified-prospective transition method, prior periods have not been restated.

     The Company previously applied the recognition and measurement principles of APB 25 and provided the pro forma disclosures required by SFAS 123. Under this method, no compensation expense was recorded if stock options were granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS 123, prior to January 1, 2006 (amounts in thousands except for per share data):

Three months
ended
March 31, 2005
Net loss applicable to common shares, as reported	$(45,956)
Add: Stock-based employee compensation expense included in net loss, as reported	66
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(1,649)

Pro forma net loss applicable to common shares	$(47,539)

Net loss per common share, basic and diluted — as reported	$(0.25)
Net loss per common share, basic and diluted — pro forma	$(0.26)
     A summary of stock option activity as of March 31, 2006, and changes during the three-month period, is as follows:

			Weighted
			average
			remaining
	Number of	Weighted average	contractual	Aggregate
	shares	exercise price	term	intrinsic value
Outstanding at December 31, 2005	9,296,457	$5.06
Granted	115,000	5.00
Forfeited	(145,817)	5.08
Expired	(245,662)	5.05
Exercised	—	—

Outstanding at March 31, 2006	9,019,978	5.06	7.2 years	—

Exercisable at March 31, 2006	6,221,963	5.04	7.0 years	—
     The aggregate intrinsic value is calculated as the difference between the exercise price and market value of the underlying common stock as of March 31, 2006. However, no options were in-the-money as of March 31, 2006.
     The weighted average grant-date per option fair value of options outstanding as of March 31, 2006 and 2005 was $2.51 and $2.50, respectively.
     As of March 31, 2006, there was approximately $2.7 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 26.6 months.
     The total fair value of shares vested during the quarters ended March 31, 2006 and 2005 was $12.6 million and $10.8 million respectively. The Company measures compensation expenses related to employee stock options based on the fair value of those awards at the grant date. The fair value of the Company’s employee stock options was estimated as of the grant date using the Black-Scholes option-pricing model which incorporates a range of assumptions which are presented in the table below:

	Three months ended
	March 31,
	2006	2005
Expected volatility	65.9%	61.0%
Risk free interest rate	4.7%	3.6%
Dividend yield	0.0%	0.0%
Expected life (range in years)	4.0	4.0
Fair value per share at grant date	$0.67	$0.96
     The volatility assumption is based on the Company’s common stock price since emerging from Chapter 11 Bankruptcy. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond. Currently, the Company does not pay a dividend nor does it anticipate doing so in the forseeable future. The expected term is based on the Company’s historical experience with respect to stock option exercises and expectations about future exercises.
9.   COMMITMENTS AND CONTINGENCIES
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
Allegiance Telecom Liquidating Trust Litigation
     In August 2004, XO Inc. filed an administrative claim against the Allegiance Telecom Liquidating Trust (the “ATLT”), the successor to the assets and liabilities of Allegiance Telecom, Inc. that XO Inc. did not acquire. All of the rights, duties, obligations and liabilities of XO Inc. in connection with the ATLT administrative claim, as well as any other matters pertaining to or arising from the acquisition by XO Inc. of the Allegiance Telecom assets, were assigned to the Company by XO Inc., and were consequently assumed by the Company, pursuant to that certain Assignment and Assumption Agreement, dated as of February 28, 2006. Under this Assignment and Assumption Agreement, the Company is entitled to exercise the rights previously asserted by XO Inc. in connection with this action.
     Initially, XO Inc. claimed that it is entitled to approximately $50 million in damages related to a variety of actions taken by Allegiance Telecom and the ATLT. The ATLT filed a counterclaim against XO Inc. in November 2004 seeking damages of approximately $100 million. The case went to trial in the United States Bankruptcy Court for the Southern District of New York on May 2, 2005 and has not yet been decided. After the trial, the ATLT reduced its counterclaim to approximately $27.8 million. The Company has pursued its claims against the ATLT, and has disputed the ATLT counterclaim as being frivolous and without merit. There can be no assurance, however, that the Company will be successful in recovering the damages to which it believes it is entitled, or that it will successfully defend itself against the ATLT counterclaim, in which case the Company’s financial condition and results of operations could be materially and adversely affected.
     As of March 31, 2006, the Company had $8.0 million recorded in other current assets related to certain payments made on behalf of the ATLT that it believes are reimbursable by the ATLT. Other than this amount, the accompanying financial statements do not include any impact from the ATLT administrative claim.
     Prior to the acquisition of the Allegiance Telecom assets, XO Inc. purchased $92.5 million in face value of unsecured Allegiance Telecom debt securities. Consequently, the Company is a claimant in Allegiance Telecom’s bankruptcy seeking repayment of such unsecured debt. It is difficult to assess how much (if any) of this debt claim that the Company will recover, or when the recovery will be paid. This assessment could change based upon the total amount of the claims the ATLT is directed to pay, including in respect of the ATLT administrative claim described above, the amount of administrative costs that it incurs, and the value of its assets, including the approximately 45.4 million shares of the Company’s common stock that it received in consideration for the sale of the Allegiance Telecom acquisition. The Company has recorded a debt claim of $20.6 million against the ATLT, recorded in other non-current assets in the Condensed Consolidated Balance Sheets as of March 31, 2006.
Litigation Relating to the Wireline Sale
     On December 23, 2005, a stockholder, R2 Investments, LLC, following its receipt of documentation from XO Inc. in connection with a then-pending claim under Section 220 of the Delaware General Corporation Law, filed a lawsuit in the Delaware Court of Chancery challenging the sale of the wireline business. The complaint names as defendants XO Inc., the Company’s directors and certain affiliates of Mr. Icahn, including Cardiff and Elk Associates. The complaint, R2 Investments v. Carl C. Icahn, et al. (C.A. No. 1862-N), alleges, among other things, that (i) Mr. Icahn and Cardiff breached fiduciary duties of care, good faith and loyalty in connection with the Equity Purchase Agreement with Elk Associates providing for the sale of the wireline business and the related Stockholder Voting Agreement with Cardiff pursuant to which Cardiff agreed to vote all of its capital stock of the Company in favor of such sale or certain superior proposals (subject to certain conditions), (ii) XO Inc. and the director defendants acted in concert and conspired with Mr. Icahn and Cardiff and (iii) the director defendants violated their fiduciary duties in connection with the Equity Purchase Agreement by failing to obtain the greatest value for all stockholders. The complaint seeks equitable relief, including, among other things, an injunction against consummation of the sale of the wireline business and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and the sale of the wireline business.

     On January 9, 2006, the ATLT filed a complaint in the Delaware Court of Chancery challenging the sale of the wireline business. With limited exceptions, the complaint, Allegiance Telecom Liquidating Trust v. Carl C. Icahn, et al. (C.A. No. 1877-N), is substantially the same as R2 Investments’ complaint.
     On January 11, 2006, Mr. Donald J. Hillenmeyer, Jr., who at the time alleged that he was one of XO, Inc.’s stockholders, filed a putative stockholder derivative action on behalf of XO Inc. in the Delaware Court of Chancery challenging the sale of the wireline business. The complaint, Donald J. Hillenmeyer, Jr. v. XO Communications, Inc., et al. (C.A. No. 1880-N), names as defendants XO Inc., its directors and certain affiliates of Mr. Icahn, including Cardiff and Elk Associates, and alleges, among other things, that (i) Mr. Icahn and Cardiff breached alleged fiduciary duties of care, good faith and loyalty in connection with the May 2005 waiver of defaults under the Credit Facility granted by affiliates of Mr. Icahn, the Equity Purchase Agreement and the Stockholder Voting Agreement, (ii) the director defendants (excluding Mr. Icahn) gave substantial assistance to Mr. Icahn in respect of such waiver, the Equity Purchase Agreement and the Stockholder Voting Agreement in violation of their fiduciary duties, and (iii) the director defendants, Cardiff and Elk Associates allegedly acted in concert and conspired to permit the director defendants and Cardiff to violate their fiduciary duties. Mr. Hillenmeyer’s complaint seeks equitable relief, including, among other things, an injunction against consummation of the sale of the wireline business and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and such sale. In addition, the complaint seeks repayment to XO Inc. (and now to the Company) by the director defendants of all compensation and other remuneration paid to any of them during the period of the alleged breaches of their fiduciary duties.
      On March 31, 2006, the Company announced that it had reached an agreement with Elk Associates to mutually terminate the Equity Purchase Agreement. The Company expects that this renders the above litigation essentially moot.
Houlihan Lokey Howard and Zukin Capital LLC
     On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the United States Bankruptcy Court for the Southern District of New York. The claim asserted a right to the payment of fees in excess of $19.0 million for HLHZ’s financial advisory services to XO Inc. in connection with its financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by Mr. Icahn, and XO Inc. objected to the fee claim on the ground that, among other things, it is grossly excessive and, accordingly, is not reasonable compensation under applicable provisions of the United States Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XO Inc. with $2.0 million for amounts previously paid, and ordered XO Inc. to pay the difference to HLHZ. XO Inc. paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. The appeal is pending.
Level 3
     In March 2005, XO Inc. received formal notice from Level 3 asserting that, as a result of statements made in XO Inc.’s 2004 10-K, wherein XO Inc. indicated that it was considering, among other options, lighting its dark fiber in the United States to create wavelengths capacity, XO Inc. is in material breach of certain of its contractual obligations to Level 3. On January 19, 2006, Level 3 requested that XO Inc. sign an agreement to arbitrate the dispute. On May 5, 2006, the Company filed a complaint in the Delaware Court of Chancery seeking a declaratory judgment regarding the Company’s rights under various agreements between the parties. The Company believes that the Level 3 claim has little merit.
Verizon Indemnification Notice
     On or about October 12, 2005, pursuant to certain indemnification provisions contained in a March 14, 2002 Services Agreement between XO Interactive (“XOI”), a subsidiary of XO LLC, and VSSI/Verizon (“Verizon”), Verizon notified XOI that Verizon and its subsidiaries, among others, had been sued by Aerotel, Ltd. for breach of contract and declaratory judgment in the United States Court for the Southern District of New York on January 7, 2005. (Aerotel, LTD v Verizon Company et al (CA 05 CV 0120 (TPG))). The suit relates to certain prepaid calling card services, and Aerotel’s claim that Verizon’s provision of those services are covered by an Aerotel patent, and unless licensed, infringe that patent; that Verizon obtained a license under the patent from Aerotel; but that Verizon has defaulted in payment of licensing royalties. XOI has not acknowledged any such infringement, or liability either to Verizon or Aerotel, but is cooperating both with Verizon, with respect to the indemnity provisions, and Aerotel, with respect to its subpoena to XOI for information and documents.
     Regulatory
FCC Treatment of ESP Access Charge Exemption
     Like a growing number of carriers, XOC utilizes IP technology for the transmission of a portion of its network traffic. The regulatory status and treatment of IP-enabled services is unresolved. The FCC has held that Voice over Internet Protocol (“VoIP”) services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. The FCC, however, left open the question of whether VoIP providers provide “telecommunications” — i.e., basic transmission services — or enhanced “information services.” Under the Communications Act of 1934, as amended (the “Communications Act”), those are mutually exclusive categories. Generally, telecommunications carriers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of that proceeding or its effect on our operations. The Company’s termination costs for IP originated VoIP traffic are accrued at management’s best estimate of liability.
10.   SUBSEQUENT EVENTS
     Cox Settlement
     On July 19, 2004, XO Inc. informed Cox Communications Las Vegas (“Cox”) that XO Inc. was disputing as wrongly calculated an invoice that Cox had submitted to XO Inc. in the amount of approximately $2.8 million. The dispute arose from an IRU Agreement between Cox and XO Inc. in which XO Inc. leases from Cox certain fiber optic facilities in the Las Vegas, Nevada area. XO Inc. filed a $3.5 million counterclaim based on over-billing by Cox. Because the IRU is an ongoing agreement, the amounts in dispute and the counterclaim increased monthly. In accordance with the terms of the IRU Agreement, in September 2005, XO Inc. requested renewal of the IRU Agreement upon its expiration in April 2006. Cox declined to renew the IRU Agreement alleging that XO Inc. was in default, an allegation that XO Inc. refuted. The matter was set for arbitration. As of April 4, 2006, the matter was settled by the parties and the Company has renewed the IRU with Cox. The settlement of the disputed invoices did not have a material impact on the Company’s Consolidated Financial Statements for the quarter ended March 31, 2006.
     Amendment to Registration Rights Agreement
     On April 28, 2006, the Company made and enacted an amendment to that certain Registration Rights Agreement, dated as of August 5, 2004, between XO Inc. and the initial purchasers of XO Inc.’s 6% Class A Convertible Preferred Stock in order to, among other things, potentially increase exposure of the Company to institutional investors and diversification of the Company’s shareholder constituency. The amendment was approved by the Company’s Board of Directors after review and recommendation of a special committee comprised of the Company’s independent directors. Among other things, the amendment clarifies and expands the definition of “Permitted Holders” of the securities subject to the Registration Rights Agreement to include the initial purchasers of such-securities and their affiliates, as well as transferees of such securities to whom applicable rights under the Registration Rights Agreement are assigned by the transferor of such securities. As previously disclosed, on February 28, 2006, XO Inc. consummated a corporate restructuring pursuant to which XO Inc. merged with and into its then indirect wholly owned subsidiary, XO LLC, with XO LLC as the entity surviving such merger as a direct wholly owned subsidiary of the Company. Pursuant to the merger, among other things, all of the capital stock and other securities of XO Inc., including the securities subject to the Registration Rights Agreement, were converted into the right to receive corresponding capital stock and other securities of the Company on a one-for-one basis, and the Company assumed the rights and obligations of XO Inc. under the Registration Rights Agreement.
     Concurrently with this amendment, and upon the special committee’s recommendation, the Company obtained a waiver of compliance with the minimum consolidated EBITDA covenant contained in the Company’s Credit Facility through June 30, 2007. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of the Company’s loans outstanding under the Credit Facility.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
•	the Company’s services, including the development and deployment of data products and services based on Internet protocol, or IP, Ethernet, broadband wireless and other technologies and strategies to expand the Company’s targeted customer base and broaden its sales channels;

•	the operation of our network and back office systems, including with respect to the development of IP protocols;

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	trends related to and expectations regarding the results of operations in future periods, including but not limited to those statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations below; and

•	the impact of judicial decisions, legislation, and regulatory developments on our cost structure, services, and marketing initiatives.
     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally and also may materially differ from the Company’s actual experience involving any one or more of these matters and subject areas. The operation and results of the Company’s business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the “Liquidity Assessment” and “Risk Factors” discussions set forth below and the “Risks and Uncertainties” discussion and “Risk Factors” section of the 2005 Annual Report, including, but not limited to:
•	general economic conditions in the geographic areas that we are targeting for the sale of telecommunications services;

•	the ability to achieve and maintain market penetration and revenue levels sufficient to provide financial viability to the Company’s business;

•	the quality and price of similar or comparable telecommunications services offered, or to be offered, by the Company’s current or future competitors; and

•	future telecommunications-related legislation or regulatory developments and the conduct of incumbent carriers in reaction to such developments.
Management Overview
     The Company is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to telecommunications providers, business and government customers. The Company operates its business in two segments through two primary operating subsidiaries. XO LLC operates the Company’s wireline business under the trade name “XO Communications.” Nextlink operates the Company’s wireless business under the trade name “Nextlink.”
     XOC Business
     XOC provides a comprehensive array of wireline telecommunications services to the telecommunications provider, business and government markets. XOC provide its services, including local and long distance voice using both traditional delivery methods and VoIP, Internet access, private data networking and hosting services, through our national telecommunications network.
     XOC’s services are marketed primarily to business customers, ranging from small and medium businesses to Fortune 500 companies to telecommunications carriers and wholesale customers. XOC’s services offer an effective telecommunications solution for nearly any business, and XOC’s national telecommunications network is particularly advantageous to multi-location businesses that desire to improve telecommunications among their locations, whether within a single metropolitan area or across the country.
     To serve the broad telecommunications needs of its customers, XOC operates a network comprised of a series of rings of fiber optic cables located in the central business districts of numerous metropolitan areas that are connected primarily by a network of numerous dedicated wavelengths of transmission capacity on fiber optic cables. By integrating these networks with advanced telecommunications technologies, XOC is able to provide a comprehensive array of telecommunications services primarily or entirely over a network that the Company owns or controls, from the initiation of the voice or data transmission to the point of termination. This capability enables XOC to provide telecommunications services between customers connected to its network and among customers with multiple locations primarily or entirely over XOC’s network. XOC’s intercity network spans 16,000 route miles across the United States, while its metro area networks consist of more than 6,700 route miles of fiber optic lines connecting 953 unique Incumbent Local Exchange Carrier (“ILEC”), end-office collocations in 37 U.S. cities.
     On April 18, 2005, the Company launched its initial VoIP bundle, named XOptions Flex. The Company’s VoIP product enables customers to utilize “dynamic bandwidth allocation” to maximize the utilization of their bandwidth by allocating it for data applications during periods when voice lines are idle. XOptions Flex bundles local and long distance calling, dedicated internet access and web hosting services for a flat monthly fee. As of April 28, 2006, XOptions Flex had 4,100 customers, which continues to demonstrate the strong demand by small and medium-sized businesses for VoIP solutions that are simple, flexible and cost-effective.
     On April 17, 2006, the Company launched nationally the second phase of XOptions Flex to include business trunks and Primary Rate Interface circuits. This extends the Company Flex bundle to be able to support businesses with up to 160 employees. The Company’s focus on VoIP services extends to the carrier segment of customers as well. In September 2005 and February 2006, respectively, the Company launched its two Wholesale VoIP services: VoIP Termination and VoIP Origination. Also in February 2006, the Company launched Ethernet over Copper services. This allows the Company to expand its network reach and to offer cost-effective Ethernet point-to-point and Dedicated Internet Access services to a larger target market. The Company expects to continue to develop new competitive services and to continue its success as a leader in the Internet protocol (“IP”) services arena.
     Nextlink Business
     Nextlink plans to provide high speed alternatives to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 metropolitan markets. Nextlink has entered into agreements to provide services in Texas, California, Florida and Washington, D.C., and expects to launch service in additional markets over the next two years. Nextlink currently offers wireless backhaul and network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to seven miles.
     Nextlink’s primary target customers for fixed wireless communications products are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization, and redundancy. The Company believes that Nextlink’s products are attractive to telecommunications carriers because they provide critical telecommunications links within their networks without requiring them to construct their own facilities or purchase capacity from the regional ILECs. Nextlink products also provide carriers, as well as end-user customers, network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters, terrorism, or other disruptions to the traditional, terrestrial telecommunications network.
     Nextlink provides services in an emerging market and is subject to the inherent risks of early stage enterprises. Management anticipates making significant capital expenditures to purchase equipment, acquire service and hub locations, further develop its information technology systems, and otherwise continue the growth and development of the Company’s fixed wireless business. Because the fixed wireless business is in the early stages of development, it did not contribute materially to the Company’s revenues, expenses or cash flows as reported in the accompanying financial statements.

     XOC Business Sale
     On November 4, 2005, the Company entered into an Equity Purchase Agreement with Elk Associates that, as amended on March 1, 2006, provided for the sale of the Company’s wireline business through the sale of all of the outstanding equity interests of XO LLC for an aggregate purchase price of $700 million, consisting of $625 million in cash and the assumption of $75 million of the Company’s outstanding senior secured debt.
     On March 27, 2006, Elk Associates notified the Special Committee of the Company’s Board of Directors of its belief that pending litigation challenging the transaction would not end by July 3, 2006, the date on which Elk Associates would have the right to terminate the Equity Purchase Agreement. Elk Associates also indicated that it intended to exercise its termination right on that date if the litigation remained pending. In addition, Elk Associates expressed its willingness, in order to avoid unnecessary further distractions and costs to the Company, to mutually terminate the Equity Purchase Agreement without seeking any damages or any break-up fee. On March 30, 2006, on the recommendation of the Special Committee, the Company’s Board of Directors determined to mutually terminate the Equity Purchase Agreement effective on March 30, 2006, and the Equity Purchase Agreement was so terminated on such date.
Key Performance Indicators
     Management uses certain key performance indicators, or KPIs, to assess operational effectiveness of the business, including:
•	Gross Margin;

•	Sales, Operating and General Expenses; and

•	EBITDA
     The following table outlines the measurements of these KPIs as a percentage of revenue for the first quarters of 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Gross margin	55.9%	59.1%
EBITDA	4.7%	6.0%
Sales, operating & general expenses	51.1%	53.0%
     Management believes that EBITDA and gross margin are non-GAAP measures of operating performance and liquidity that reflect the ongoing effectiveness of management’s sales, cost control, and acquisition initiatives. Sales, operating and general expense is an important measure of the efficiency with which the Company sells, provides and supports its services, and the efficiency of its back office operations. See the further discussion of EBITDA and gross margin in the “Comparison of Financial Results” section below.
Results of Operations
     Overview
     The operational results of the Company for the three months ended March 31, 2006 are discussed below. Forward looking information with respect to the Company, on a consolidated basis, is discussed at the end of each financial results analysis. The Company’s actual experience may differ materially from its projections of the combined company based on many factors including, among others:
•	the inherent uncertainties in projecting future results for any business; and

•	the inability to predict the outcome of future judicial decisions, telecommunications related legislation or regulatory decisions, or the reaction by incumbent carriers to such developments.
     As previously disclosed the Company became the successor issuer to XO Inc. from and after February 28, 2006, after the conclusion of XO Inc.’s most recent fiscal year. For the three most recent fiscal years of XO Inc., management believes that inflation and changing prices have had no material effect on XO Inc.’s or the Company’s net sales and revenues or on income from continuing operations.

Comparison of Financial Results
     The following table contains certain data from the Company’s unaudited consolidated and condensed statement of operations presented in thousands of dollars and expressed as a percentage of total revenue. The information in this table should be read in conjunction with the Company’s consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report (amounts in thousands, except for share and per share data):

	Three months ended
	March 31, 2006		March 31, 2005
Revenue:
XOC	$349,579		$361,504
Nextlink	111		—

Total revenue	349,690	100.0%	361,504	100.00%

Costs and expenses:
Cost of service (exclusive of depreciation and amortization):
XOC	154,380		147,922
Nextlink	—		—

Total cost of service	154,380	44.1%	147,922	40.9%

Selling, operating, and general:
XOC	173,688		191,464
Nextlink	5,175		230

Total selling, operating, and general	178,863	51.1%	191,694	53.0%

Depreciation and amortization:
XOC	52,795		56,728
Nextlink	1,641		1,637

Total depreciation and amortization	54,436	15.6%	58,365	16.1%

Total costs and expenses	387,679	110.9%	397,981	110.1%

Loss from operations	(37,989)	(10.9%)	(36,477)	(10.1%)

Interest income	1,974	0.6%	1,893	0.5%
Investment loss	—	(0.0%)	(271)	(0.1%)
Interest expense, net	(7,643)	(2.2%)	(8,004)	(2.2%)

Net loss	(43,658)	(12.5%)	(42,859)	(11.9%)

Preferred stock accretion	(3,288)	(0.9%)	(3,097)	(0.9%)

Net loss applicable to common shares	(46,946)	(13.4%)	(45,956)	(12.7%)

Net loss per common share, basic and diluted	(0.26)		(0.25)

Weighted average shares, basic and diluted	181,933,035		181,933,035

Gross margin (1)	195,310	55.9%	213,582	59.1%

EBITDA (2)
XOC	21,511		21,847
Nextlink	(5,064)		(230)

Total EBITDA	16,447	4.7%	21,617	6.0%

*	Not applicable

(1)	Gross margin is defined as revenue less cost of service, and excludes depreciation and amortization. Gross margin is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, gross margin is an important measure used by management to assess operating performance of the Company. Additionally, management believes that gross margin is a standard measure of operating performance that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry. Gross margin as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation between gross margin and net loss is as follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(43,658)	$(42,859)
Selling, operating and general	178,863	191,694
Interest income	(1,974)	(1,893)
Investment (gain) loss, net	—	271
Interest expense, net	7,643	8,004
Depreciation and amortization.	54,436	58,365

Gross margin	$195,310	$213,582

(2)	EBITDA is defined as net income or loss before depreciation, amortization, interest expense, and interest income. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, EBITDA is an important measure used by management to assess operating performance of the company. EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. Additionally, EBITDA as defined here does not have the same meaning as EBITDA as defined in our secured credit facility agreement. A reconciliation between EBITDA and net loss is as follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(43,658)	$(42,859)
Interest income	(1,974)	(1,893)
Interest expense, net	7,643	8,004
Depreciation and amortization	54,436	58,365

EBITDA	$16,447	$21,617

     Revenue. Total revenue for the three months ended March 31, 2006 decreased 3.3% to $349.7 million from $361.5 million for the same period in 2005. The Company believes that revenue for the remainder of 2006 will remain relatively stable as compared to the results for the first quarter of 2006.
     Included in both the voice and integrated services product groupings below is growth in our recent VoIP offerings.
     VoIP XOptions Flex is the Company’s initial retail VoIP offering to mid-size customers, launched in April, 2005. In less than 12 months the Company has sold over 3,900 packages generating a first quarter annualized revenue stream of $21.2 million — results for the three months ending March 31, 2006, include $5.3 million of Flex revenue. These results are reflected below in the integrated voice and data services category. In April, 2006, the Company launched the second phase of XOptions Flex to include business trunks and PRI service, which is an offering management expects will appeal to larger customers.
     Included in voice services are two recently launched wholesale services, VoIP termination and VoIP origination. For the three months ended March 31, 2006, these products contribute $4.3 million to voice revenue.
     Revenue was earned from providing the following services (dollars in thousands):

	Three months ended March 31,
		% of		% of
	2006	Revenue	2005	Revenue	% Change
Voice services	$179,416	51.3%	$186,298	51.5%	(3.7%)
Data services	103,759	29.7%	108,392	30.0%	(4.3%)
Integrated voice and data services	66,515	19.0%	66,814	18.5%	(0.4%)

Total revenue	$349,690	100.0%	$361,504	100.0%	(3.3%)

     Voice services revenue includes revenue from local and long distance voice services, prepaid calling card processing, interactive voice response services and other voice telecommunications based services. For the three months ended March 31, 2006, revenue from voice services decreased $6.9 million, or 3.7%, as compared to the same period in 2005. This decline is due in large measure to churn in the Company’s small/low revenue per month customer base, attributable to the Company’s focus on higher end customers.
     Data services revenue includes revenue from Internet access, network access and web hosting services. For the three months ended March 31, 2006, revenue from data services decreased $4.6 million, or 4.3%, as compared to the same period in 2005. Revenue from core data services such as collocation Ethernet and Multi-Transport Network Services grew modestly, but this was offset by declines in revenue from non-core services like dial-up internet access, digital subscriber line and standalone hosting services.
     Integrated voice and data services revenue includes revenue from the Company’s XOptions, XOptions Flex and Total Communications service offerings, the Company’s flat-rate bundled packages offering a combination of voice and data services and integrated access. For the three months ended March 31, 2006 revenue from integrated voice and data services decreased $0.3 million, or 0.4%, as compared to the same period in 2005. Revenue from core integrated services grew as a result of strong acceptance of XOptions Flex, but this was offset by declines in revenue from XOC’s de-emphasis of sales of non-core integrated services.
     Costs and expenses. The table below provides costs and expenses by classification and as a percentage of revenue (dollars in thousands).

	Three months ended		Three months ended
	March 31,		March 31,
	2006	% of Revenue	2005	% of Revenue	% Change
Costs and expenses:
Cost of service (excluding depreciation and amortization)	$154,380	44.1%	$147,922	40.9%	4.4%
Selling, operating and general	178,863	51.1%	191,694	53.0%	(6.7%)
Depreciation and amortization.	54,436	15.6%	58,365	16.1%	(6.7%)

Total	$387,679	110.9%	$397,981	110.1%	(2.6%)

     Cost of service (excluding depreciation and amortization). Cost of service includes third party telecommunications expenses directly associated with providing telecommunications services to customers. Cost of service includes, among other items, the cost of connecting customers to the Company’s network via leased facilities, the costs of leasing components of network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service as a percentage of revenue for the three months ended March 31, 2006 increased by 3.2%, as compared to the same period in 2005. The increase reflects the adverse impact from the Triennial Review Remand Order discussed in the “Regulatory Overview” section below, and increased revenue from certain wholesale products, for which we incur higher costs as a percentage of revenue as compared to retail products, offset by network optimization and favorable dispute resolutions. The favorable dispute resolutions, settlements and liability estimate revisions resulted in reductions in cost of service of approximately $9.9 million during the three months ended March 31, 2006, and $12.4 million for the comparable period in 2005.
     Management believes that cost of service as a percentage of revenue for the remainder of 2006 will remain relatively stable excluding the settlements and revised estimates referenced above. Cost of service was adversely impacted due to the recently enacted regulatory rules on unbundled network element (“UNE”) loop and transport rates. The UNE and transport rate increases were phased in during 2005 and the first quarter of 2006. These increases are expected to have, at the end of the phase-in period (March 31, 2006), a total annualized impact, including transitional and special access rates, of approximately $65 million. However, the Company believes that actions it has taken, including negotiating rate reductions, aggressive use of ILEC Special Access term plans, network optimization, and price increases to our customers, will offset much of these increases.
     Selling, operating and general. Selling, operating and general expense includes expenses related to network maintenance, sales and marketing, network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense for the three months ended March 31, 2006 was $178.9 million or 51.1% of revenue compared to $191.7 million or 53.0% of revenue for the three months ended March 31, 2005. The improvements as a percentage of revenue are largely attributable to back office efficiencies as a result of system automation and the consolidation of functions. The Company believes that selling, operating and general expense will remain stable for the remainder of 2006.
     Depreciation and amortization. Depreciation expense was $47.0 million for the three months ended March 31, 2006, compared to $46.3 million for the same period in 2005. Amortization expense was $7.4 million for the three months ended March 31, 2006, compared to $12.1 million for the same period in 2005. The decrease in amortization for the three months ended March 31, 2006 is attributable to intangible assets for customer lists and internally developed technology becoming fully amortized as of December 31, 2005.
     As of March 31, 2006, the Company had approximately $86.1 million of fixed assets and $23.5 million of broadband wireless licenses that had not yet been placed into service and, accordingly, are not currently being depreciated or amortized.
     Interest income. Interest income for the three months ended March 31, 2006 increased to $2.0 million from $1.9 million for the three months ended March 31, 2005.
     Investment gain (loss), net. Investment gain (loss), net includes any realized gains or losses from the sale or other than temporary impairment of investments. For the three months ended March 31, 2006 the Company realized no net investment gain or loss while it realized net investment loss of $0.3 million for the same period of 2005.
     Interest expense, net. Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized. The majority of interest expense in the three months ended March 31, 2006 and 2005 is non-cash, as the Credit Facility allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the three months ended March 31, 2006 and 2005 was $7.6 million and $8.0 million, respectively. The decrease in interest expense results from the repayment of $100.0 million of principal outstanding under the Credit Facility in the fourth quarter of 2005, partially offset by an increase in interest rates and the compounding effect of the conversion of accrued interest to principal.
Comparison of Segment Financial Results
     Overview
     Prior to 2006 the Company viewed itself as one segment. In line with the development of its wireless assets, the Company is now operating its business in two segments: wireline services through XOC and wireless services through Nextlink. XOC and Nextlink offer telecommunications services delivered using different technologies to different target customers. Management makes decisions about the Company’s segments based on the expected return on investing capital. Although XOC and Nextlink are providing services to each other, the segment results do not include any effect, because no inter-segment charges are currently recorded. Nextlink loss and capital expenditures consists of direct revenue, expenses and capital. All indirect expenses, such as general corporate overhead items like facilities and information technology, and capital expenditures not specifically related to Nextlink are included in XOC, as management believes that substantially all such costs were incurred in support of XOC.
     XOC Segment
          Overview
     XOC owns and operates an integrated metropolitan and nationwide fiber optic network that provides a comprehensive array of telecommunications services to telecommunications provider, business and government customers in over 70 metropolitan markets. Voice services include local and long distance services, prepaid calling card processing and interactive voice response systems. Data services include Internet access, private data networking and hosting services. XOC also offers integrated voice and data services in flat rate “bundled” packages.
     Because XOC earns substantially all of its revenues and incurs the majority of the Company’s costs, the discussion under the heading “Results of Operations” above may be used to explain the comparison of financial results for the Company’s wireline business.
     Nextlink Segment
          Overview
     Nextlink plans to provide high speed alternatives to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 metropolitan markets. Nextlink has entered into agreements to provide services in Texas, California, Florida and Washington, D.C., and expects to launch service in additional markets over the next two years. Nextlink currently offers wireless backhaul and network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to seven miles.

	Three Months Ended
	March 31,
	2006	2005
Revenue	111	—
Cost of service (exclusive of depreciation and amortization)	—	—
Selling, operating and general	5,175	230
Depreciation and amortization	1,641	1,637
     Revenue. Total revenue for the three months ended March 31, 2006 increased to $0.1 million from $0 for the same period in 2005. Management believes that revenue for the remainder of 2006 will grow rapidly reflecting the recent launch of services. Revenue was earned from delivering wireless backhaul and network redundancy and diversity services across markets in south Florida.
     Cost of service (exclusive of depreciation and amortization). Nextlink is currently providing services only between a hub and a remote for which there is no corresponding cost of service. In the future, it is expected that the services offerings will expand and include cost of services.
     Selling, operating and general. Selling, operating and general expense for the three months ended March 31, 2006 increased to $5.2 million from $0.2 million for the same period in 2005. Nextlink incurred $2.9 million of professional and legal services related to the now terminated sale of the Company’s wireline business. Other than these legal and professional service expenses, management believes that selling, operating and general expense will continue to grow through 2006 as Nextlink expands service offerings into new markets.
     Depreciation and amortization. Depreciation expense was $0.1 million for the three months ended March 31, 2006 and 2005. Amortization expense was $1.6 million for the three months ended March 31, 2006 and 2005, and consists entirely of the amortization of our fixed wireless licenses.
Critical Accounting Policies and Estimates
     The Company’s significant accounting policies are more fully described in the notes to the consolidated financial statements in the 2005 Annual Report. The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of the Company’s financial condition and operating results for the current period. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the 2005 Annual Report describe the significant estimates and accounting policies used in preparation of the Condensed Consolidated Financial Statements.
     Accounting for Stock-based Compensation
     The Company grants options to purchase its common stock to employees and directors under the Company’s stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“FAS 123(R)”), “Share-Based Payment.” Effective January 1, 2006, the Company uses the fair value method to apply the provisions of FAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective approach, the valuation provisions of FAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.7 million, which is expected to be recognized over a weighted-average period of 26.6 months.
     Upon adoption of FAS 123(R), the Company began estimating the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     If factors change and the Company employs different assumptions in the application of FAS 123(R) in future periods, the compensation expense that the Company records under FAS 123(R) may differ significantly from what the Company has recorded in the current period. In addition, there is a risk that the Company’s estimates of the fair values of its share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in the Company’s financial statements.

Liquidity and Capital Resources
     Capital Resources and Liquidity Assessment
     During the three months ended March 31, 2006, the Company’s operating activities provided net cash of $0.7 million, investing activities used net cash of $15.2 million and financing activities used net cash of $0.9 million. The Company’s balance of cash and cash equivalents decreased to $161.4 million at March 31, 2006 from $176.8 million at December 31, 2005.
     The Credit Facility matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. At March 31, 2006, more than 90% of the underlying loans of the Credit Facility were held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors. At March 31, 2006, long-term debt consisted of $309.1 million in principal and $0.1 million of accrued interest that, if not paid, converts into principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of the Company’s consolidated EBITDA (as defined in the Credit Facility) to consolidated interest expense for four consecutive quarters exceeds 4:1, the Company would be required to pay cash interest, unless waived by the lenders. The Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At March 31, 2006, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 10.59%.
     The security for the Credit Facility consists of all assets of the Company, including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements and maximum capital expenditures. The Company was originally required to achieve a minimum consolidated EBITDA of not less than $245.0 million for the twelve-month period ended March 31, 2006. The Company is also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25 million at the end of each fiscal quarter.
     On April 28, 2006, the Company obtained a waiver of compliance with the minimum consolidated EBITDA covenant contained in the Credit Facility through June 30, 2007. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of the Company’s loans outstanding under that agreement. In connection with a prior waiver granted in May 2005, among other things, the Company agreed to clarify its obligation under the existing Credit Facility to use the proceeds of any sale of the Company or of all or substantially all of its assets to repay, in accordance with the existing Credit Facility, the amounts outstanding under the existing Credit Facility. The Company further agreed to offer to redeem all of the Company’s outstanding preferred stock in the event that such a sale (“Qualifying Sale”) is pursuant to an agreement entered into on or prior to December 31, 2006, or is deemed, regardless of when the application agreement was entered into, to be a superior proposal to such Qualifying Sale pursuant to the agreement relating to such Qualifying Sale.
     In the event that the Company is not in compliance with the minimum consolidated EBITDA covenant when the waiver expires, there can be no guarantee that it will be able to obtain another waiver.
     Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Although trade receivables are geographically dispersed and include customers in many different industries, a portion of the Company’s revenue is generated from services provided to other telecommunications service providers. Management believes that the Company’s established valuation and credit allowances are adequate as of March 31, 2006 to cover these risks.
     Contractual Obligations
     XOC has a national network which requires various ongoing maintenance costs and software licenses and fees so that it can continue to provide high quality telecommunication services to our customers. Where it does not have its own network to provide telecommunication services it pays access rights and use fees to other service providers. To achieve the most cost efficient rates, XOC often commits to a multi-year purchase for these services and licenses. XOC is leasing premises for under various noncancelable operating leases for administrative space, building access, and other leases, which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. The lease agreements have various expiration dates through 2019.
     Additionally, XOC has entered into various contracts with other telecommunications companies which contracts contain certain minimum purchase commitments. These contracts have terms of 36 to 60 months.
     Nextlink has not yet entered into any long-term contractual obligations, although management anticipates entering into long-term contractual obligations for office space and roof rights as that business expands.
     The following table summarizes XOC’s payment obligations under various operating and financing agreements as of March 31, 2006 (dollars in thousands):

		Other
		long-term	Operating
	Credit	contractual	lease	Capital lease	Total
March 31,	Facility	obligations	obligations	obligations	obligations

2006	$	$62,205	$53,757	$3,403	$119,365
2007		79,663	65,576	3,854	149,093
2008		68,642	55,195	2,398	126,235
2009	309,175	44,573	47,367	1,770	402,885
2010		15,688	40,611	1,419	57,718
Thereafter		87,322	129,994	12,491	229,807

Total minimum commitments	$309,175	$358,093	$392,500	$25,335	$1,085,103

     In February 2006 XOC entered into an agreement to purchase certain telecommunications equipment. The agreement requires total payments of $10 million to be paid in 6 installments ending in April 2007.
Regulatory Overview
Overview
     The Company offers wireline and wireless communications services to small and medium sized businesses, wireline and wireless telecommunications providers, large enterprises and government agencies. The Company is therefore subject to regulation by federal, state and local government agencies. Historically, the Federal Communications Commission (“FCC”) had jurisdiction over interstate long distance services and international services, while state regulatory commissions had jurisdiction over local and intrastate long distance services.
     Under the Telecommunications Act of 1996 (the “Telecom Act”), the FCC was given a major role in writing and enforcing the rules under which new competitors could compete in the local marketplace. Those rules, coupled with additional rules and decisions promulgated by the various state regulatory commissions, form the core of the regulatory framework under which we operate in providing our services.
     The Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled competitive carriers like the Company to capture a portion of ILECs’ market share of local services. However, to date, ILECs have succeeded in eliminating some of the market-opening regulations adopted by the FCC and the states through numerous court challenges.
     Since the passage of the Telecom Act, there has been an accelerated growth of Internet and IP communications. Congress is currently considering whether to further amend the Telecom Act to, among other things, directly address certain issues, such as universal service funding and E911 service that are increasingly impacted by the rapid growth of IP communications. It is possible that any such amendment to the Telecom Act could eliminate or materially alter the market-opening regulatory framework of the Telecom Act, in general, and the UNE regime in particular. Such a result could adversely affect the Company’s business.

Federal Regulation
     XOC has authority from the FCC for the installation, acquisition and operation of its wireline network facilities to provide facilities-based domestic interstate and international services. In addition, Nextlink is authorized by the FCC to operate its local multipoint distribution service (“LMDS”) and 39 GHz broadband wireless facilities. Because XOC is not dominant in any of its markets, unlike ILECs, it is not subject to price cap or rate of return regulation. Thus, XOC’s pricing policies for interstate and international end user services are only subject to the federal guidelines that charges for such services be just, reasonable, and non-discriminatory. The FCC allows XOC to file interstate tariffs for its interstate access services (rates charged by XOC to other carriers for access to its network). As for domestic interstate and international long distance services, the FCC requires XOC to make the terms, conditions and rates of the detariffed services available to the public on its web page. Such terms, conditions and rates are available at http://www.xo.com/legal/.
     When requested by competitors, ILECs are required to negotiate, in good faith, agreements that set forth terms governing a number of requirements, including the interconnection of their network, access to UNEs, and resale. XOC has negotiated interconnection agreements with the ILECs in each of the markets in which it operates, some of which are currently being renegotiated. Nextlink plans to enter separate interconnection agreements with ILECs where necessary to serve its markets.
     Although the rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented and enforced to permit competitive telephone companies like the Company to compete effectively with the incumbent carriers.
FCC Regulation of Wireless Services
     Nextlink is the licensee of authorizations issued by the FCC in LMDS and 39 GHz services. As an FCC licensee, Nextlink is subject to regulatory oversight, including limits on the amount of foreign investment in certain FCC licenses, the transfer and assignment of FCC licenses, and regulations governing the construction, technical aspects and the nature of services that can be provided by operators of wireless communications systems. The FCC regulates the use of the electromagnetic spectrum, and has exclusive jurisdiction over licensing and technical rules governing the operation of wireless services. Under certain circumstances, Nextlink’s licenses may be conditioned, forfeited or canceled.
     Nextlink uses its fixed wireless facilities to provide several other forms of telecommunications services, some of which may be considered intrastate, and will therefore likely be subject to the jurisdiction of state regulatory commissions.
FCC Regulation of LMDS and 39 GHz Services in Particular
     Generally.  The majority of Nextlink’s FCC licenses cover operations in the LMDS spectrum, although Nextlink holds several FCC licenses in the 39 GHz band. LMDS is one of the several FCC-licensed services that permit licensees to transmit high capacity wireless broadband traffic on a line-of-sight (“LOS”) basis (generally, only LOS operations may be offered today because of how high in the spectrum LMDS frequencies are situated). Other FCC-licensed services with high-capacity broadband wireless LOS capabilities include the 24 GHz band and the 39 GHz band. While many entities hold spectrum in the 24 GHz and 39 GHz bands, the most significant holders of that spectrum are First Avenue Networks, Inc. and IDT Spectrum, LLC (purchased from Winstar Holdings, LLC).
     Performance Requirements.  All of Nextlink’s LMDS and 39 GHz licenses were granted for ten (10) year terms. The renewal dates for Nextlink’s LMDS licenses are generally in 2008. The renewal dates for Nextlink’s 39 GHz licenses are in 2010. In order to secure renewal of its LMDS and 39 GHz licenses, Nextlink must generally be in compliance with all relevant FCC rules, and must demonstrate that it is providing substantial service in its licensed areas.
     Because Nextlink has FCC spectrum licenses in 75 metropolitan markets, Nextlink will be required to make significant capital expenditures to meet the substantial service tests associated with such licenses, or enter into spectrum leases in which third parties construct facilities to meet the substantial service tests.
     The only exception to Nextlink’s 2008 deadlines for demonstrating that it is providing substantial service through its LMDS licenses relates to its authorization for LMDS spectrum in eight counties in the New York market. That license was renewed by the FCC in February 2006 and extended through February 2016. Notwithstanding that extension, Nextlink must nonetheless demonstrate that it is providing substantial service using this license by March 2007. Nextlink submitted a request to the FCC on January 12, 2005 to extend the deadline for construction of the facilities until October 2008 to conform to the construction deadline of all of its other LMDS licenses. This request remains pending with the FCC.
     Auctions.  Since 1994, the FCC has conducted periodic auctions of licenses for spectrum. The availability of more spectrum in frequency bands in or adjacent to those in which Nextlink holds licenses, or other frequency bands which share similar operating characteristics, could increase the number of entities with which Nextlink competes and could give Nextlink’s customers an alternative source of spectrum, or could reduce the value of Nextlink’s spectrum.
     Other Issues Affecting the Company’s Spectrum Licenses.  The FCC retains the jurisdiction to implement changes to the regulations that govern the operation of all wireless services including those Nextlink offers over its LMDS and 39 GHz authorizations and may conduct additional proceedings to permit other licensed or unlicensed equipment to operate in the same spectrum as Nextlink’s licensed bands. This may increase potential interference with Nextlink’s fixed wireless operations and have an adverse effect on Nextlink’s business.
Additional Federal Regulations
     The following discussion summarizes some additional specific areas of federal regulation that directly affect the Company’s business.
     Unbundling of Incumbent Network Elements. In a series of orders and related court challenges that date back to 1996, the FCC has promulgated rules implementing the market-opening provisions of the Telecom Act, including the requirement that the ILECs lease UNEs to competitors at cost-based rates. At the core of the series of FCC orders is the FCC’s evolving effort to define and list which ILEC network facilities must be made available as UNEs. Under pressure from the ILECs, the FCC has subsequently reduced the list, while preserving access to those network elements critical to the operation of XOC’s business.
     The current list of UNEs was promulgated by the FCC in two orders. The first is the Triennial Review Order (“TRO”), which was released on August 21, 2003. Several carriers and other entities appealed the TRO decision. On March 2, 2004, the U.S. Court of Appeals for the Circuit of the District of Columbia issued its opinion in United States Telecom Association v. FCC, No. 00-1012 (“USTA II Decision”). In the USTA II Decision, the court reversed and overturned many of the conclusions of the TRO. In the aftermath of the USTA II Decision, the FCC released the second of its two currently controlling orders, the Triennial Review Remand Order (“TRRO”), on February 4, 2005. Various parties, including XOC, have appealed the TRRO. The case is currently pending before the United States Court of Appeals for the Circuit of the District of Columbia. It is not possible to predict the outcome of those appeals. It is possible that portions of the TRRO could be overturned and that the FCC will issue new rules in their place that further restrict access to UNEs. In addition to the court challenges, several parties, including XOC, have petitioned the FCC to reconsider various aspects of the TRRO.
     Although these rules adopted by the FCC in the TRRO became effective on March 11, 2005, many of the requirements imposed by the FCC in the TRO and TRRO were not self-executing. Accordingly, the FCC made clear that carriers must follow the change of law procedures in their applicable interconnection agreements with ILECs. XOC has been in negotiations with ILECs to amend its interconnection agreements to implement relevant TRO and TRRO requirements and, to date, has executed amendments in several states. In addition, XOC has been in negotiations with ILECs to reach commercial agreements that will facilitate its purchase of certain facilities that are no longer available as UNEs as a result of the TRRO and, to date, has executed such agreements covering a number of states.
     VoIP. Like a growing number of carriers, XOC utilizes IP technology for the transmission of a portion of its network traffic. The regulatory status and treatment of IP-enabled services is unresolved. The FCC has held that Vonage’s VoIP services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. The FCC, however, left open the question of whether VoIP providers provide “telecommunications” — i.e., basic transmission services — or enhanced “information services.” Under the Communications Act, those are mutually exclusive categories. Generally, telecommunications carriers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of that proceeding or its effect on the Company’s operations.
     AT&T Declaratory Ruling Re: VoIP. In April 2004, the FCC released an order, finding that an interexchange service that uses ordinary customer premises equipment that originates and terminates on the public switched telephone network (“PSTN”) that provides no enhanced functionality, and that undergoes no net protocol conversion, is a telecommunications service and subject to switched access charges. Pursuant to the order, interexchange services similar to those VoIP “in the middle” services offered by AT&T may also be in the same regulatory category as traditional telecommunications services and, therefore, potentially subject to access charges and other regulatory obligations including Universal Service fees. Although the FCC did not rule on the applicability of access charges for services provided prior to April 21, 2004, ILECs may attempt to assert claims against other telecommunications companies, including the Company, for the retroactive payment of access charges. On September 21, 2005, SBC filed with the FCC a petition for declaratory ruling that wholesale transmission providers using IP technology to transport long distance calls that originate and terminate on the PSTN are liable for access charges under the FCC’s rules and applicable tariffs. SBC seeks a ruling that providers meeting these criteria are interexchange carriers. VarTec had filed a petition for declaratory ruling on August 20, 2004, seeking a declaratory ruling that it is not required to pay access charges to terminating local exchange carriers when enhanced service providers or other carriers deliver calls directly to the terminating LECs for termination. On September 26, the FCC released a public notice requesting comments on the petitions filed by SBC and VarTec.
     ILEC Provision of Broadband Telecommunications Services and Information Services. On September 23, 2005, the FCC issued its Report and Order and Notice of Proposed Rulemaking in its Wireline Broadband proceeding. In this Wireline Broadband Order, the FCC determined that facilities-based wireline broadband Internet access service is an information service that is not subject to Title II regulations imposed on telecommunication services. The FCC also eliminated any existing Computer Inquiry requirements on Internet access service. Facilities-based wireline carriers are permitted to offer transmission arrangements for wireline broadband Internet access services (e.g., DSL) on a common carrier basis or a non-common carrier basis. However, the FCC clarified that the new regulatory classification of broadband Internet access service will not impact the ability of competitive local exchange carriers (“CLECs”) to access UNEs under section 251 of the Communications Act and the FCC’s rules. An appeal of the Wireline Broadband Order is currently pending with the U.S. Court of Appeals for the Third Circuit. In addition, effective March 19, 2006, a Petition filed by Verizon requesting that the FCC forbear from regulating certain packet-switched and optical-based services under Title II of the Communications Act was deemed granted by operation of law. A number of interested parties, including XOC, have filed petitions for review with the U.S. Court of Appeals for the District of Columbia Circuit.
     Intercarrier Compensation Reform. Currently, telecommunications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges. These two forms of inter-carrier compensation have been under review by the FCC since 2001. The FCC continues to consider a broad order reforming the inter-carrier compensation system and issued a Notice of Proposed Rulemaking on February 10, 2005 to seek further comment on inter-carrier compensation reform.
     Cost-based TELRIC Pricing. On September 10, 2003, the FCC initiated a new proceeding to consider significantly revamping the current TELRIC methodology used for the pricing of UNEs. If the FCC reverses the methodology used for determining UNE rates to allow for rate increases, this could substantially raise our costs for leasing UNEs in the future. Several state commissions have also initiated proceedings to review the rates that the ILECs charge for UNEs. An adverse ruling in these proceedings would allow ILECs to increase UNE rates in the applicable state and this could substantially raise our costs for leasing UNEs in the future.
     VoIP 911 Regulation. On June 3, 2005, the FCC imposed 911 regulations on “interconnected VoIP services.” Currently, the FCC is considering whether to adopt additional 911 regulations, and Congress is considering whether to adopt VoIP 911 legislation, which could include statutory immunity for lawsuits relating to VoIP 911 services. It is not possible to predict if, when, or how the FCC’s 911 rules will be amended or Congress will adopt VoIP 911 legislation, or its effect on the Company’s operations.
     CALEA Regulation. On September 23, 2005, by issuance of an order, the FCC took a significant step to apply the obligations under the Communications Assistance for Law Enforcement Act (“CALEA”) to new technologies and services that are increasingly used as substitutes for conventional services. Specifically, the FCC found that (1) all facilities-based broadband Internet access service providers and (2) providers of “interconnected VoIP services” must meet the same CALEA requirements that apply to providers of traditional services currently subject to wiretap rules, including circuit-switched telephone voice service and dial-up Internet access. An appeal of the order is currently pending in the U.S. Court of Appeals for the District of Columbia Circuit. The FCC is expected soon to release a second order to address implementation issues raised by the September 23, 2005 order, such as compliance extensions and exemptions, technical standards, cost recovery, and identification of future services and entities subject to CALEA, and enforcement. It is not possible to predict the outcome of that proceeding or its effect on the Company’s operations.
     Georgia Public Service Commission Petition for Declaratory Ruling re: 271 Pricing.  On April 18, 2006, the Georgia Public Service Commission (“GPSC”) filed a petition for declaratory ruling with the FCC. The GPSC is seeking a clarification from the FCC that it is not preempted by federal law from setting just and reasonable rates under Section 271 of the Telecommunications Act for high capacity loops, transport and local switching offered by Regional Bell Operating Companies. In the alternative, the GPSC asks the FCC to find that the rates adopted by the GPSC for such services are just and reasonable or if the FCC finds that the GPSC rates are not just and reasonable, the GPSC asks the FCC to set the rates for such services.
     AT&T/BellSouth Consolidation.  On March 6, 2006, AT&T Corp. and BellSouth, Inc. announced their intention to enter into a business combination. The FCC has asked interested parties to file comments by June 5, 2006 with reply comments due June 20, 2006. If approved, the transaction will further the already increasingly consolidated U.S. wireline telecommunications resources and revenue.
State and Local Regulation
     In general, state regulatory commissions have regulatory jurisdiction over the Company when its facilities and services are used to provide local and other intrastate services. Under the Telecom Act, state commissions continue to set the requirements for providers of local and intrastate services, including quality of services criteria. State regulatory commissions also can regulate the rates charged by CLECs for intrastate and local services and can set prices for interconnection by new telecommunications service providers with ILEC networks, in accordance with guidelines established by the FCC.
Wireless Services Affected by State Regulations
     While the Company anticipates that the dedicated wireless communications links that Nextlink expects to provide will be used by its customers as part of their interstate mobile wireless communications networks, Nextlink markets point to point wireless services designed to carry a customer’s telecommunications traffic from a customer’s facility to the facilities of a telecommunications carrier or to another of the customer’s offices, all within one state. Consequently, Nextlink has applied for and anticipates that it will receive and maintain Certificates of Public Convenience and Necessity, file tariffs and reports, and fulfill other administrative and financial obligations, such as state universal service fund obligations, in connection with its services. It is also likely that Nextlink will be subject to other state reporting requirements, assessments and taxes. Nextlink has received certificates from 19 state commissions and has 9 applications pending.
     For additional information regarding the regulatory matters affecting the Company’s business, see the 2005 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The Company had $309.2 million in secured loans as of March 31, 2006. Currently, the Company does not pay cash interest on the loans under the Credit Facility. As interest accrues at variable rates, our Credit Facility subjects the Company to interest rate risks.
     Marketable securities and other investments at March 31, 2006 consist primarily of investments in equity and debt instruments of publicly traded companies. The fair value of the Company’s investment in equity and debt securities exposes it to market risk; however, if the fair value were to increase or decrease immediately, it would likely not have a material impact on the Company’s financial position or results of operations. The Company is not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor does it maintain any other off-balance sheet arrangements for the purposes of credit enhancement, hedging transactions, or other financial or investment purposes.
     The Company does not believe that there are any material limitations that would cause the foregoing information in this Item 3 not to reflect fully the net market risk exposures of the Company.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, they have concluded that, as of the end of such period, the controls and procedures were effective at ensuring that required information was accurate and disclosed on a timely basis in the Company’s report filed under the Exchange Act.
Changes in Internal Controls
     The Company maintains a system of internal controls over financial reporting that is designed to provide reasonable assurance that the Company’s books and records accurately reflect its transactions and that its established policies and procedures are followed.
     There were no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
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
Allegiance Telecom Liquidating Trust Litigation
     In August 2004, XO Inc. filed an administrative claim against the ATLT, the successor to the assets and liabilities of Allegiance Telecom, Inc. that XO Inc. did not acquire. All of the rights, duties, obligations and liabilities of XO Inc. in connection with the ATLT administrative claim, as well as any other matters pertaining to or arising from the acquisition by XO Inc. of the Allegiance Telecom assets, were assigned to the Company by XO Inc., and were consequently assumed by the Company, pursuant to that certain Assignment and Assumption Agreement, dated as of February 28, 2006. Under this Assignment and Assumption Agreement, the Company is entitled to exercise the rights previously asserted by XO Inc. in connection with this action.
     Initially, XO Inc. claimed that it is entitled to approximately $50 million in damages related to a variety of actions taken by Allegiance Telecom and the ATLT. The ATLT filed a counterclaim against XO Inc. in November 2004 seeking damages of approximately $100 million. The case went to trial in the United States Bankruptcy Court for the Southern District of New York on May 2, 2005 and has not yet been decided. After the trial, the ATLT reduced its counterclaim to approximately $27.8 million. The Company has pursued its claims against the ATLT, and has disputed the ATLT counterclaim as being frivolous and without merit. There can be no assurance, however, that the Company will be successful in recovering the damages to which it believes it is entitled, or that it will successfully defend itself against the ATLT counterclaim, in which case the Company’s financial condition and results of operations could be materially and adversely affected.
     As of March 31, 2006, the Company had $8.0 million recorded in other current assets related to certain payments made on behalf of the ATLT that it believes are reimbursable by the ATLT. Other than this amount, the accompanying financial statements do not include any impact from the ATLT administrative claim.
     Prior to the acquisition of the Allegiance Telecom assets, XO Inc. purchased $92.5 million in face value of unsecured Allegiance Telecom debt securities. Consequently, the Company is a claimant in Allegiance Telecom’s bankruptcy seeking repayment of such unsecured debt. It is difficult to assess how much (if any) of this debt claim that the Company will recover, or when the recovery will be paid. This assessment could change based upon the total amount of the claims the ATLT is directed to pay, including in respect of the ATLT administrative claim described above, the amount of administrative costs that it incurs, and the value of its assets, including the approximately 45.4 million shares of the Company’s common stock that it received in consideration for the sale of the Allegiance Telecom acquisition. The Company has a debt claim of $20.6 million against the ATLT, recorded in other non-current assets in the Condensed Consolidated Balance Sheets as of March 31, 2006.
Litigation Relating to the Wireline Sale
     On December 23, 2005, a stockholder R2 Investments, LDC, following its receipt of documentation from XO Inc. in connection with a then-pending claim under Section 220 of the Delaware General Corporation Law, filed a lawsuit in the Delaware Court of Chancery challenging the sale of the wireline business. The complaint names as defendants XO Inc., the Company’s directors and certain affiliates of Mr. Icahn, including Cardiff and Elk Associates. The complaint, R2 Investments v. Carl C. Icahn, et al. (C.A. No. 1862-N), alleges, among other things, that (i) Mr. Icahn and Cardiff breached fiduciary duties of care, good faith and loyalty in connection with the Equity Purchase Agreement with Elk Associates providing for the sale of the wireline business and the related Stockholder Voting

Agreement with Cardiff pursuant to which Cardiff agreed to vote all of its capital stock of the Company in favor of such sale or certain superior proposals (subject to certain conditions), (ii) XO Inc. and the director defendants acted in concert and conspired with Mr. Icahn and Cardiff and (iii) the director defendants violated their fiduciary duties in connection with the Equity Purchase Agreement by failing to obtain the greatest value for all stockholders. The complaint seeks equitable relief, including, among other things, an injunction against consummation of the sale of the wireline business and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and the sale of the wireline business.
     On January 9, 2006, the ATLT filed a complaint in the Delaware Court of Chancery challenging the sale of the wireline business. With limited exceptions, the complaint, Allegiance Telecom Liquidating Trust v. Carl C. Icahn, et al. (C.A. No. 1877-N), is substantially the same as R2 Investments’ complaint.
     On January 11, 2006, Mr. Donald J. Hillenmeyer, Jr., who at the time alleged that he was one of XO, Inc.’s stockholders, filed a putative stockholder derivative action on behalf of XO Inc. in the Delaware Court of Chancery challenging the sale of the wireline business. The complaint, Donald J. Hillenmeyer, Jr. v. XO Communications, Inc., et al. (C.A. No. 1880-N), names as defendants XO Inc., its directors and certain affiliates of Mr. Icahn, including Cardiff and Elk Associates, and alleges, among other things, that (i) Mr. Icahn and Cardiff breached alleged fiduciary duties of care, good faith and loyalty in connection with the May 2005 waiver of defaults under the Credit Facility granted by affiliates of Mr. Icahn, the Equity Purchase Agreement and the Stockholder Voting Agreement, (ii) the director defendants (excluding Mr. Icahn) gave substantial assistance to Mr. Icahn in respect of such waiver, the Equity Purchase Agreement and the Stockholder Voting Agreement in violation of their fiduciary duties, and (iii) the director defendants, Cardiff and Elk Associates allegedly acted in concert and conspired to permit the director defendants and Cardiff to violate their fiduciary duties. Mr. Hillenmeyer’s complaint seeks equitable relief, including, among other things, an injunction against consummation of the sale of the wireline business and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and such sale. In addition, the complaint seeks repayment to XO Inc. (and now to the Company) by the director defendants of all compensation and other remuneration paid to any of them during the period of the alleged breaches of their fiduciary duties.
     On March 31, 2006, the Company announced that it had reached an agreement with Elk Associates to mutually terminate the Equity Purchase Agreement. The Company expects that this renders the above litigation essentially moot.
Houlihan Lokey Howard and Zukin Capital LLC
     On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the United States Bankruptcy Court for the Southern District of New York. The claim asserted a right to the payment of fees in excess of $19.0 million for HLHZ’s financial advisory services to XO Inc. in connection with its financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by Mr. Icahn, and XO Inc. objected to the fee claim on the ground that, among other things, it is grossly excessive and, accordingly, is not reasonable compensation under applicable provisions of the United States Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XO Inc. with $2.0 million for amounts previously paid, and ordered XO Inc. to pay the difference to HLHZ. XO Inc. paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. The appeal is pending.
Level 3
     In March 2005, XO Inc. received formal notice from Level 3 asserting that, as a result of statements made in XO Inc.’s 2004 10-K, wherein XO Inc. indicated that it was considering, among other options, lighting its dark fiber in the United States to create wavelengths capacity, XO Inc. is in material breach of certain of its contractual obligations to Level 3. On January 19, 2006, Level 3 requested that XO Inc. sign an agreement to arbitrate the dispute. On May 5, 2006, the Company filed a complaint in the Delaware Court of Chancery seeking a declaratory judgment regarding the Company’s rights under various agreements between the parties. The Company believes that the Level 3 claim has little merit.

Verizon Indemnification Notice
     On or about October 12, 2005, pursuant to certain indemnification provisions contained in a March 14, 2002 Services Agreement between XO Interactive (“XOI”), a subsidiary of XO LLC, and VSSI/Verizon (“Verizon”), Verizon notified XOI that Verizon and its subsidiaries, among others, had been sued by Aerotel, Ltd. for breach of contract and declaratory judgment in the United States Court for the Southern District of New York on January 7, 2005. (Aerotel, LTD v Verizon Company et al (CA 05 CV 0120 (TPG))). The suit relates to certain prepaid calling card services, and Aerotel’s claim that Verizon’s provision of those services are covered by an Aerotel patent, and unless licensed, infringe that patent; that Verizon obtained a license under the patent from Aerotel; but that Verizon has defaulted in payment of licensing royalties. XOI has not acknowledged any such infringement, or liability either to Verizon or Aerotel, but is cooperating both with Verizon, with respect to the indemnity provisions, and Aerotel, with respect to its subpoena to XOI for information and documents.
Item 1A. Risk Factors.
     As a result of the previously disclosed termination of the Equity Purchase Agreement providing for the sale of the Company’s wireline business, as well as certain recent regulatory developments and the grant of additional waivers under the Credit Facility, many of the risk factors contained in the 2005 Annual Report have materially changed. Accordingly, the Company has updated and restated its risk factors in their entirety below.
Risks Related to Liquidity, Financial Resources, and Capitalization
The covenants in the Credit Facility restrict the Company’s financial and operational flexibility, which could have an adverse affect on its results of operations.
     The Credit Facility contains covenants that restrict, among other things, the amount of the Company’s capital expenditures and the Company’s ability to borrow money, grant additional liens on its assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. A company controlled by Mr. Icahn, the Company’s Chairman of the Board of Directors and majority stockholder, holds more than 90% of the principal amount of the loans outstanding under the Credit Facility. Because amendments to or waivers of covenants under the Credit Facility generally require the approval or consent of holders of a majority of the outstanding principal amount under the Credit Facility, decisions whether to amend or waive compliance with such covenants by the holders of loans under the Credit Facility can be made by Mr. Icahn, whether or not the other holders agree. The Credit Facility includes a financial covenant requiring the Company to maintain minimum consolidated EBITDA for the twelve-month period ending each fiscal quarter. The Company did not meet this covenant in 2005 and, based on current financial results and the Company’s current business plan, the Company does not expect to comply with this covenant in 2006. The Company has obtained waivers through June 30, 2007, but it cannot be certain that the Company will be able to obtain any further waivers of this, or any other, covenant under the Credit Facility.
     If the Company is not able to (i) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved or (ii) repay the Credit Facility with a new debt or equity offering so that the Company is in compliance, under the current accounting guidelines the Company will be required to reclassify the approximately $309 million of its outstanding long term debt to short term debt as of September 30, 2006. While the existing waivers prevent the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until June 30, 2007, this reclassification would cause a significant deterioration to the Company’s disclosed working capital and financial position. The security for the Credit Facility consists of substantially all of the Company’s wireline and wireless assets. A default under the Credit Facility could adversely affect the Company’s rights, and its ability to perform its obligations, under other commercial agreements.
     The Credit Facility and the existence of the loans under the Credit Facility also could affect the Company’s financial and operational flexibility, as follows:
•	they may impair the Company’s ability to obtain additional financing in the future;

•	they may limit the Company’s flexibility in planning for or reacting to changes in market conditions; and

•	they may cause the Company to be more vulnerable in the event of a downturn in its business.

The Company may not prevail in its $50 million claim against the ATLT, and it may not be successful in defending against the ATLT’s counterclaim.
     In August 2004, XO Inc. filed an administrative claim against the ATLT, the successor to the assets and liabilities of Allegiance Telecom, Inc. that XO Inc. did not acquire. All of the rights, duties, obligations and liabilities of XO Inc. in connection with the ATLT administrative claim, as well as any other matters pertaining to or arising from the acquisition by XO Inc. of the Allegiance Telecom assets, were assigned to the Company by XO Inc., and were consequently assumed by the Company, pursuant to that certain Assignment and Assumption Agreement, dated as of February 28, 2006. Under this assignment and assumption, the Company is entitled to exercise the rights previously asserted by XO Inc. in connection with this action.
     XO Inc. initially claimed that it was entitled to approximately $50 million in damages related to a variety of actions taken by Allegiance Telecom and the ATLT. The ATLT filed a counterclaim against XO Inc. in November 2004 seeking damages of approximately $100 million. The case went to trial on May 2, 2005 and has not yet been decided. After the trial, the ATLT reduced its counterclaim to approximately $27.8 million. The Company has pursued its claims against the ATLT, and its has disputed the ATLT’s counterclaim as being frivolous and without merit. There can be no assurance, however, that the Company will be successful in recovering the damages to which it believes it is entitled, or that it will successfully defend against the ATLT’s counterclaim, in which case the Company’s financial condition and results of operations could be materially and adversely affected.
The agreement to sell the Company’s national wireline telecommunications business has been terminated, requiring the Company to reevaluate the feasibility of its strategic alternatives for addressing its liquidity and financing challenges.
     On November 4, 2005, the Company entered into the Equity Purchase Agreement with Elk Associates which, as amended on March 1, 2006, provided for the sale of the Company’s wireline business. Following that sale, the Company would have been debt-free, and it expected to have more than $300 million in cash to fund the development of its early stage wireless business and for other corporate purposes. The Equity Purchase Agreement was mutually terminated on March 30, 2006 and, accordingly, the contemplated sale of the Company’s wireline business will not occur. Due to the termination of the Equity Purchase Agreement, the Company is required to reevaluate its strategic direction and the feasibility of alternatives, including possibly refinancing the Credit Facility, consummating one or more business combinations, divesting certain assets and/or raising capital through one or more offerings of debt and/or equity securities. The evaluation of strategic alternatives requires significant management attention and could cause significant uncertainty among the Company’s customers, vendors, and employees, as well as with respect to its financial position and operations. There can also be no assurance that the Company will be able to successfully identify an alternative strategy to the sale of its wireline business in a timely manner, or at all, or that the Company would successfully execute such strategy. Consequently, the failure of the sale of the wireline business to be consummated could have material adverse consequences on the Company’s financial position and results of operations.
The Company incurred a net loss in the past and, in the near term, may not generate funds from operations sufficient to meet all of its cash requirements.
     For each period since inception, the Company has incurred net losses. For the year ended December 31, 2005 and the three months ended March 31, 2006, the Company has posted a net loss attributable to common stockholders of approximately $159.2 million and $46.9 million, respectively. In the near term, the Company expects to use cash to fund its ongoing capital expenditure requirements.
Risks Related to the Company’s Wireline Operations
In the event of a substantial failure of the Company’s operations support systems, including the systems for sales tracking, order entry and provisioning, and billing, the Company’s Disaster Recovery System may not permit the recovery of its systems operations and/or to perform critical aspects of its services for an extended period, which would adversely affect the Company’s revenues and/or capital resources.
     The Company’s disaster recovery framework to control and address systems risks is not fully redundant, and the Company may incur and/or suffer the costs, delays and customer complaints associated with system failures. In addition, the Company’s ability to efficiently and accurately provision new orders for services on a timely basis is necessary for us to begin to generate revenue related to those services.

The Company’s rights to the use of the unlit capacity that makes up its network may be affected by the financial health of the Company’s fiber providers.
     The Company possesses the right to use the unlit capacity that is included in its network, particularly in its intercity network, through long-term leases or indefeasible right of use agreements. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of the Company’s rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of the Company’s network, the ability to expand the capacity of the Company’s network as its business grows, and ultimately on the Company’s results of operations.
The Company may not be able to continue to connect its network to ILEC networks or to maintain Internet peering arrangements on favorable terms, which would impair the Company’s growth and performance.
     The Company is required to be a party to interconnection agreements with ILEC in order to connect the Company’s customers to the public switched telephone network. If the Company is unable to renegotiate or maintain interconnection agreements in all of its markets on favorable terms, it could adversely affect the Company’s ability to provide services in the affected markets.
     Peering agreements with Internet service providers allow the Company to access the Internet and exchange traffic with these providers. Depending on the relative size of the providers involved, these exchanges may be made without settlement charge. Recently, many Internet service providers that previously offered peering have reduced or eliminated peering relationships or are establishing new, more restrictive criteria for peering and an increasing number of these providers are seeking to impose charges for transit. Increases in costs associated with Internet and exchange transit could have an adverse effect on the Company’s margins for its services that require Internet access. The Company may not be able to renegotiate or maintain peering arrangements on favorable terms, which would impair its growth and performance.
The Company depends on a limited number of third party service providers for the performance of several of its business operations, including payroll and billing services.
     If any of these third party providers were to experience significant interruptions in their business operations, terminate their agreements with the Company, or fail to perform the services required under the terms of the Company’s contracts with them, its own processing could be materially and adversely affected for an indefinite period of time. There can be no assurance that the Company would be able to locate alternative providers of such services, or that it could do so at economical rates.
The Company may be unable to adequately protect its intellectual property or rights to licenses for use of third-party intellectual property, and may be subject to claims that the Company infringes the intellectual property of others, which could substantially harm the Company’s business.
     The Company relies on a combination of patents, copyrights, and other proprietary technology that it licenses from third parties. The Company has been issued several United States and foreign trademarks and may consider filing for additional trademarks in the future. The Company has also been issued one United States patent and may consider filing for additional patents in the future. However, the Company cannot assure that any additional patents or trademarks will be issued or that its issued patent or trademarks will be upheld in all cases. The Company cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of the Company’s trademarks or technology or that its competitors or licensors will not independently develop technologies that are substantially equivalent to or superior to the Company’s. In addition, the legal systems in many other countries do not protect intellectual property rights to the same extent as the legal system of the United States. If the Company is unable to adequately protect its proprietary interests and business information or its present license arrangements, its business, financial condition and results of operations could be adversely affected. Further, the dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In the future, the Company may be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect the Company’s trade secrets and other intellectual property rights. Any intellectual property litigation could be costly and cause diversion of management’s attention from the operation of the Company’s business. Adverse determinations in any litigation could result in the loss of proprietary rights, subject the Company to significant liabilities or require it to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. The Company could also be subject to court orders preventing it from providing certain services in connection with the delivery of services to its customers.
The Company experiences turnover among its experienced and trained employee base, which could result in the Company’s inability to continue performing certain functions and completing certain initiatives in accordance with its existing budgets and operating plans.
     The Company depends on the performance of its executive officers and key sales, engineering, and operations personnel, many of whom have significant experience in the telecommunications industry and substantial tenures with either the Company or that of one of the companies that the Company has acquired. The Company experiences turnover among its employees as a whole, and if the Company is not able to retain its executive officers or other key employees, it could experience a material and adverse effect on its financial condition and results of operations. In addition, recruitment and retention of qualified employees remain highly competitive, and there can be no assurance that, if the Company loses one or more of its senior executives or key employees, the Company will be able to replace those persons, or, if it is able to replace such persons, that it will be able to do so without incurring significant additional labor costs or disruptions in its operations.
Several customers account for a significant portion of the Company’s revenue, and some of its customer agreements may not continue due to bankruptcies, acquisitions, nonrenewal, or other factors.
     The Company has substantial business relationships with large telecommunications carriers for whom we provide long distance and local transport services. The highly competitive environment and the industry consolidation in the long distance and wireless markets has challenged the financial condition and growth prospects of some of the Company’s carrier customers, and has caused such carrier customers to optimize the telecommunications capacity that they utilize among competing telecommunications services providers’ networks, including the Company’s. Replacing this revenue may be difficult because individual enterprise and small to medium business customers tend to place smaller service orders than the Company’s larger carrier customers. In addition, pricing pressure on products that the Company sells to its carrier customers may challenge its ability to grow revenue from carrier customers. As a result, if the Company’s larger carrier customers terminate the services they receive from it, the Company’s revenues and results of operations could be materially and adversely affected.
Risks Related to Our Wireless Operations
The Company’s wireless business is in the early stages of development and the Company may not be able to implement its business strategy or to obtain new customers.
     The Company’s fixed wireless business provides services in an emerging market and is subject to the inherent risks of early stage enterprises. In order to continue the growth and development of the fixed wireless business, significant capital expenditures would be required to, among other things, purchase equipment, acquire service and hub locations and further develop the Company’s information technology systems. There can be no assurance that the Company will successfully grow and develop its fixed wireless business even if such capital expenditures are made. There can also be no assurance that the market will accept the Company’s wireless services, or that developments in the communications market that management believes could contribute to the growth of the Company’s wireless business will be sustained.
One customer accounts for nearly all of the Company’s wireless services revenue.
     The Company has a business relationship with a large, mobile wireless telecommunications carrier for whom it provides cellular backhaul services (e.g., the movement of telecommunications traffic between cell sites and points of connection to wired networks). As a result, if the Company’s relationship with that carrier customer were to deteriorate, or if that carrier customer were to experience significant adverse business developments, the Company’s wireless revenues and results of operations could be materially and adversely affected.
The Company’s licenses may not be renewed upon expiration.
     The Company’s spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. The renewal dates for the Company’s LMDS licenses are generally in 2008. The renewal dates for its 39 GHz licenses are in 2010. To qualify for renewal of a license, the Company must demonstrate that it has provided “substantial service” by the end of the license term. The FCC’s “substantial service” renewal standard for both LMDS and 39 GHz licensees is intended to provide licensees with flexibility in renewing their licenses. The FCC’s “safe harbor”

guidelines provide licensees with a degree of certainty as to how to comply with the requirement, but they are not the only way to demonstrate substantial service.
     The FCC has provided “safe harbor” examples of what would constitute substantial service for a LMDS and 39 GHz licensee. For an LMDS licensee that chooses to offer point-to-multipoint services, a demonstration of coverage to 20% of the population of its licensed area at the ten-year mark would constitute substantial service. In the alternative, for an LMDS licensee that chooses to offer fixed, point-to-point services, the construction of four permanent links per one million people in its licensed area would constitute substantial service. For a 39 GHz licensee, the FCC adopted the safe harbor of four links per million population within a service area for a traditional point-to-point service. The FCC has taken a flexible approach to assessing whether LMDS and 39 GHz licensees are providing substantial services, including, for example, determining that a licensee is providing niche, specialized or technologically sophisticated services.
     While management expects that the Company will be able to demonstrate that it is providing substantial service for each of its licenses, the FCC may modify its definition of substantial service and, in the future, the Company may offer services for which the FCC establishes more stringent substantial service requirements. Finally, management expects the Company’s FCC licenses will not be reviewed for substantial service on a company-wide basis but rather on a license-by-license basis. Therefore, it is possible that, if the Company’s networks are not built-out in a particular licensed region, the license for that region may be subject to non-renewal, even if it has offered “substantial service” in adjoining areas, or on some, but not all, licenses in that market.
     In addition, the recent termination of the Equity Purchase Agreement relating to the sale of the Company’s wireline business may jeopardize the renewal of its LMDS and 39 GHz licenses. Without the liquidity that would have been provided by that sale, and in light of the financing challenges presented by the Credit Facility and the Company’s financial performance, there can be no assurance that the Company will have the available resources to effectively launch the wireless business and meet the FCC’s “substantial service” requirements for the renewal the LMDS licenses.
If the Company does not secure a waiver of the substantial performance obligations for its A3 Block in New York, it may lose that LMDS license.
     The only exception to the Company’s 2008 deadlines for demonstrating that it is providing substantial service through its LMDS licenses relates to its A3 Block of LMDS spectrum in eight core counties in the New York market. While that license was renewed by the FCC through 2016, the Company must nonetheless demonstrate that it is providing substantial service using this license by March 2007. The Company submitted a request to the FCC on January 12, 2005 to extend the deadline for construction of the facilities authorized by the A3 Block license in New York until October 2008 to conform with the construction deadline of the Company’s other LMDS licenses. This request is still pending with the FCC. If the Company does not secure a grant of this construction extension request, and waiver of the substantial performance obligation, there is a risk that the Company may lose that particular LMDS license.
A key aspect of the Company’s business strategy is to provide backhaul services for providers of cellular wireless mobile telecommunications, and its business will depend to a substantial degree on the widespread adoption of bandwidth-intensive applications, such as 3G applications.
     One of the Company’s primary business strategies is to provide cellular wireless mobile telecommunications companies with backhaul services (e.g., the movement of telecommunications traffic between cell sites and points of connection to wired networks). Demand for backhaul services will depend, to a large extent, on the widespread acceptance and use of so-called third generation (“3G”) mobile wireless technologies, such as high speed data service, video phone capability, telephone photography, streaming video, downloadable music, and video games. The implementation of 3G technologies may require cellular companies to upgrade equipment and make significant capital expenditures, which may be delayed by a number of factors outside of the Company’s control. Any delay in implementation could result in reduced demand for backhaul services, which would have a material adverse effect on the Company’s ability to generate revenues and expand its business.
The Company may not be able to successfully execute the necessary real estate transactions, or to negotiate acceptable rates in those agreements for placing antennas and having access to necessary equipment.
     The provision of the Company’s services may require that it enters into arrangements with certain property owners in order to attach equipment inside or on the rooftops of buildings where customers are located. Similar agreements may also be required in order to access transmission towers or buildings that the Company plans to use as hubs or repeaters for its networks. However, the Company may be unable to enter into access arrangements on favorable terms, or at all, and therefore may be unable to service certain prospective customers. In addition, the general unavailability of transmission towers may hinder the expansion of the Company’s networks.
Additional spectrum may become available from the FCC, increasing the number of and/or viability of the Company’s competitors or even allowing the Customer’s customers or potential customers to obtain their own spectrum outright, reducing their need to obtain spectrum or services from the Company.
     Other entities may obtain FCC licenses to operate spectrum in the same markets as the Company, thereby offering similar capacity with comparable transmission reliability. These entities may decide to enter the Company’s business and offer services to telecommunications companies and its other targeted customers. They may be able to offer lower prices than the Company or may have more spectrum available to use in a given market than the Company. Alternatively, potential customers may decide to obtain equipment that operates on certain bands of frequencies that the FCC has designated, or may in the future designate, for use without individual FCC licensing.
     For example, the FCC still holds limited amounts of 39 GHz spectrum left over from the initial 39 GHz auction and also is considering a notice of proposed rulemaking relating to the possible auction of the 37 GHz band spectrum, which shares many physical similarities with the Company’s spectrum. Successful auctions in the 37 GHz or 39 GHz or other high frequency bands could increase the number of entities that hold the spectrum, and its general availability and could have a material adverse effect on the value of the Company’s spectrum. Potential customers that would otherwise use the Company’s services could instead decide to acquire spectrum rights in these auctions or obtain services from the winners of those auctions. Unsuccessful auctions of the spectrum may generate low winning bids and could therefore reduce the values of spectrum in neighboring bands, including the value of the Company’s spectrum licenses. Alternatively, the FCC may decide to allocate additional spectrum for licensing without auctions to certain classes of users, such as state and local government agencies, that otherwise might be potential customers of the Company’s services.
The Company is dependent on key personnel and its success depends on its ability to attract, train and retain additional qualified personnel.
     The loss of one or more key officers, or the Company’s failure to successfully recruit key officers, could impair its ability to successfully build out and operate its services and network. The Company believes that its future success will also depend on its continued ability to attract and retain highly qualified technical and management personnel. The Company believe that there is and will continue to be intense competition for qualified personnel in the wireless communications industry. The Company may not be successful in retaining its key personnel or in attracting and retaining other highly qualified technical and management personnel.
FCC Regulation of RF emissions and RF environments may increase the Company’s costs and/or limit its operations.
     The FCC regulates the health and safety effects of radio frequency emissions for the Company and other wireless communications providers. Any FCC licensee whose emissions in an area exceed 5% of the total permissible emissions limit is responsible for ensuring that the site meets applicable health and safety requirements. The fixed wireless equipment the Company uses is designed to operate at radio frequency emission levels well below the FCC’s standard. However, if the Company operates in an area where other higher radio frequency emitters are operating, the Company could nonetheless be required to cooperate with, and contribute financially to, efforts intended to bring the site within applicable health and safety limits.
Risks Related to Competition and the Company’s Industry
Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition the Company faces and put downward pressure on prices, which could impair its results.
     New technologies, such as VoIP, and regulatory changes — particularly those permitting ILECs to provide long distance services — are blurring the distinctions between traditional and emerging telecommunications markets. Additionally, some of the Company’s biggest competitors have been freed from certain regulatory requirements that required such competitors to make certain elements of their networks available to CLECs on just, reasonable, and non-discriminatory rates, terms and conditions. Furthermore, the increasing importance of data services has focused the attention of most telecommunications companies on this growing sector. As a result, a competitor in any of the

Company’s business areas is potentially a competitor in its other business areas, which could impair its prospects, put downward pressure on prices and adversely affect the Company’s operating results.
The telecommunications industry is highly competitive, and has experienced the consolidation of many existing competitors and the introduction of significant new competitors.
     The communications industry is highly competitive. Many of the Company’s competitors generate significantly greater revenue, and possess significantly greater assets and financial resources than the Company does. This competition places downward pressure on prices for local and long distance telephone service and data services, which can adversely affect the Company’s operating results. Also, as the technology to deliver VoIP services is improved, more companies will be able to compete with the Company in its metro markets without constructing or acquiring public switched telephone network assets in those markets. In addition, the Company could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users. The Company is much smaller in size and resources than many of its competitors. If the Company is not able to successfully compete against its larger competitors and the new entrants into the telecommunications market, the Company’s financial condition and results of operations could be materially and adversely affected.
The Company is subject to comprehensive and continually evolving regulation.
     The Company and some of its services and facilities are regulated by the FCC, states, local zoning authorities, and other governmental entities in a regulatory environment that is becoming more challenging for CLECs. These regulators routinely conduct rulemaking proceedings and issue interpretations of existing rules. These regulatory proceedings could impose additional obligations on the Company, give rights to competitors, increase the Company’s costs, and otherwise adversely affect its ability to implement its business plan. Attempts to limit the basic competitive framework of the Telecom Act could interfere with the successful implementation of the Company’s business plan.
     The FCC’s Order on Remand FCC 04-290 of its Triennial Review Order rulemaking proceeding implemented in March 2005 significantly increased costs to CLECs like the Company for “last mile” access in key geographic areas. Additionally, one of the Company’s biggest competitors was recently freed from certain regulatory requirements that required it to make certain packet-switched and optical services available on just and reasonable terms. These and other similar regulatory developments could have detrimental effects on the Company’s CLEC business and could affect the Company’s ability to develop and implement strategic alternatives to the sale of its wireline business.
Risks Related to the Company’s Common Stock
An entity owned and controlled by Mr. Icahn is the Company’s majority stockholder.
     An entity owned and controlled by Mr. Icahn, Chairman of the Company’s Board of Directors, filed an amendment to its Form 13D with the Commission on April 28, 2006 disclosing that Mr. Icahn’s beneficial ownership (as defined therein) of the Company’s common stock was approximately 58.5% as of such date. As a result, Mr. Icahn has the power to elect all of the Company’s directors. Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers and the sale of substantially all of the Company’s assets and amendments to it certificate of incorporation and by-laws.
Future sales or issuances of the Company’s common stock could adversely affect the Company’s stock price and/or its ability to raise capital.
     Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the common stock and the Company’s ability to raise capital. The Company filed a registration statement relating to the Company common stock held by the ATLT, which became effective on April 13, 2006. As of such effective date, the ATLT held 45,380,000 shares of the Company’s common stock and may publicly resell some or all of those shares.
     As of May 9, 2006, there were 181,933,035 shares of the Company’s common stock outstanding. The shares of common stock owned by an entity owned and controlled by Mr. Icahn are restricted shares that may be sold only under a registration statement or an exemption from federal securities registration requirements. Mr. Icahn, through Cardiff, has the right to require the Company to register under the Securities Act of 1933, as amended, shares of the

Company’s common stock held by Cardiff and to include shares of the Company’s common stock held by Cardiff in certain registration statements filed by the Company from time to time.
     In addition, as of May 9, 2006, 4,000,000 shares of the Company’s 6% Class A Convertible Preferred Stock was outstanding. At such time, such shares of Preferred Stock were convertible into approximately 47,784,800 shares of the Company’s common stock. However, pursuant to the terms of the Preferred Stock, the number of shares of common stock into which the Preferred Stock is convertible increases quarterly. A majority of the Preferred Stock is held by Cardiff and the remainder is held by various stockholders. Cardiff and such stockholders have the have the right to require the Company to register the Preferred Stock and the shares of common stock into which it is convertible under the Securities Act, and to include such Preferred Stock and/or common stock in certain registration statements filed by the Company from time to time.
     The Company has issued and there remain outstanding three series of warrants to purchase up to an aggregate of approximately 9.5 million, 7.1 million and 7.1 million additional shares of the Company’s common stock, at exercise prices of $6.25, $7.50 and $10.00 per share, respectively. The warrants will expire on January 16, 2010.
     Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The Company has options outstanding to purchase approximately 9.0 million shares of common stock reserved for issuance under the 2002 Stock Incentive Plan as of March 31, 2006. Unless surrendered or cancelled earlier under the terms of the 2002 Stock Incentive Plan, those options will expire beginning in 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
2.1	Agreement and Plan of Merger, dated as of February 28, 2006, by and among XO Communications, Inc., XO Holdings, Inc. and XO Communications, LLC (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

2.2	Amendment No. 1 to Equity Purchase Agreement, dated as of March 1, 2006, by and among XO Holdings, Inc., XO Communications, LLC (as successor by merger to XO Communications, Inc.) and Elk Associates LLC (Incorporated herein by reference to exhibit 2.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

2.3	Letter Agreement, dated March 30, 2006, between the XO Holdings, Inc. and Elk Associates LLC (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 31, 2006)

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (Incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28,

2006 (Incorporated herein by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
3.3	Bylaws of XO Holdings, Inc. (Incorporated herein by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

10.1	Assignment and Assumption Agreement, dated as of February 28, 2006, by and among XO Communications, Inc. and XO Holdings, Inc. (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

10.2	Ratification and Amendment Agreement, dated as of March 1, 2006, by and among XO Communications, LLC (as successor by merger to XO Communications, Inc.), certain subsidiaries of XO Communications, LLC, as guarantors, XO Holdings, Inc., as guarantor, LMDS Holdings, Inc., as guarantor, V&K Holdings, Inc., as guarantor, Arnos Corp., as Requisite Lenders, and Mizuho Corporate Bank, Ltd., as administrative agent (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

10.3	Waiver Agreement, dated March 30, 2006, between the XO Holdings, Inc. and Arnos Corp., constituting Requisite Lenders (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 31, 2006)

10.4	Waiver Agreement, dated as of April 28, 2006, between the Company, its subsidiaries and Arnos Corp., as Requisite Lenders (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K/A of XO Holdings, Inc., filed on May 2, 2006)

10.5	Amendment No. 1 to Registration Rights Agreement made and enacted by XO Holdings, Inc. as of April 28, 2006 (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K/A of XO Holdings, Inc., filed on May 2, 2006)

14.1	Code of Ethics of the Company (Incorporated herein by reference to exhibit 14.1 filed with the Current Report on Form 8-K/A of XO Holdings, Inc., filed on May 2, 2006)

31.1	Rule 13a — 14(a)/15(d) — 14(a) Certifications

31.2	Rule 13a — 14(a)/15(d) — 14(a) Certifications

32.1	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	XO HOLDINGS, INC.
	By:	/s/ Gregory W. Freiberg
		Name:	Gregory W. Freiberg
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)