Form 10-Q
period 2006-06-30
XO HOLDINGS INC
filed 2006-08-09
CIK 1111634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of August 4, 2006, the number of shares of common stock of XO Holdings, Inc. issued and outstanding was 182,001,285.

XO Holdings, Inc. and Subsidiaries
Index to Form 10-Q
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
XO Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$166,452	$176,838
Marketable securities and other investments	7,430	7,150
Accounts receivable, net of allowance for doubtful accounts of $32,881 at June 30, 2006, and $36,061 at December 31, 2005, respectively	131,137	137,564
Other current assets	35,713	34,106

Total current assets	340,732	355,658
Property and equipment, net	685,625	717,627
Broadband wireless licenses, net	37,363	40,527
Other intangibles, net	39,475	51,252
Other assets, net	38,595	37,661

Total assets	$1,141,790	$1,202,725

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$86,238	$79,935
Other current liabilities	213,070	216,278

Total current liabilities	299,308	296,213
Long-term debt and accrued interest payable	317,659	301,113
Other long-term liabilities	62,870	65,755

Total liabilities	679,837	663,081
6% Class A convertible preferred stock	223,718	217,056
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: 4,000,000 shares of 6% Class A convertible preferred stock issued and outstanding on June 30, 2006 and December 31, 2005	—	—
Warrants and common stock, par value $0.01 per share, 1,000,000,000 shares authorized: 182,001,285 and 181,933,035 shares issued and outstanding on June 30, 2006 and December 31, 2005, respectively	971,477	976,447
Deferred compensation	—	(77)
Accumulated other comprehensive income	1,100	820
Accumulated deficit	(734,342)	(654,602)

Total stockholders’ equity	238,235	322,588

Total liabilities, convertible preferred stock and stockholders’ equity	$1,141,790	$1,202,725

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue	$354,282	$362,164	$703,973	$723,669

Cost and expenses
Cost of service (exclusive of depreciation and amortization)	153,089	138,024	307,470	285,947
Selling, operating, and general	181,354	187,772	360,217	379,466
Depreciation and amortization	50,297	61,097	104,734	119,461

Total costs and expenses	384,740	386,893	772,421	784,874

Loss from operations	(30,458)	(24,729)	(68,448)	(61,205)
Interest income	2,122	1,919	4,096	3,820
Investment gain, net	—	1,891	—	1,612
Interest expense, net	(7,745)	(8,588)	(15,388)	(16,592)

Net loss	(36,081)	(29,507)	(79,740)	(72,365)

Preferred stock accretion	(3,374)	(3,145)	(6,661)	(6,242)

Net loss attributable to common shares	$(39,455)	$(32,652)	$(86,401)	$(78,607)

Net loss attributable to common shares, basic and diluted	$(0.22)	$(0.18)	$(0.47)	$(0.43)

Weighted average shares, basic and diluted	181,947,095	181,933,035	181,940,104	181,933,035

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30,2005
OPERATING ACTIVITIES:
Net loss	$(79,740)	$(72,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	104,734	119,461
Accrual of interest expense	16,546	16,399
Stock-based compensation	1,428	111
Realized gain on investments	—	3,191
Changes in assets and liabilities:
Accounts receivable	6,427	12,418
Other assets	(10,104)	(5,875)
Accounts payable	(1,930)	(1,781)
Accrued and other liabilities	(4,784)	(21,123)

Net cash provided by operating activities	32,577	50,436

INVESTING ACTIVITIES:
Capital expenditures	(49,559)	(39,529)
Proceeds from sale of marketable securities, investments and other assets	7,562	1,342
Proceeds from release of escrow account	—	25,430

Net cash used in investing activities	(41,997)	(12,757)

FINANCING ACTIVITIES:
Repayments of capital leases	(1,307)	(1,525)
Proceeds from exercise of stock options	341	—

Net cash used in financing activities	(966)	(1,525)

Net (decrease) increase in cash and cash equivalents	(10,386)	36,154

Cash and cash equivalents, beginning of period	176,838	233,989

Cash and cash equivalents, end of period	$166,452	$270,143

SUPPLEMENTAL DATA:
Cash paid for interest	$800	$1,539
Accrued interest converted to long-term debt	$16,546	$16,399
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
     Basis of Presentation
     The condensed consolidated financial statements of the Company are unaudited and have been prepared in accordance with guidelines established for interim financial statements by the instructions of the Securities and Exchange Commission (the “SEC”) to Form 10-Q and generally accepted accounting principles in the United States. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.
     Operating results for any interim period are not necessarily indicative of the results for a full year or for any subsequent interim period. In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company, included in its Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”) filed with the SEC on March 16, 2006.
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
     Share-Based Payments
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
     In the first and second quarters of 2006, the Company resolved certain billing disputes, had settlements with telecommunications service providers, and revised certain estimates related to computing long distance usage accruals. These net dispute resolutions, settlements and estimate revisions resulted in reductions in cost of service of approximately $8.7 million and $19.3 million during the three and six months ended June 30, 2006, respectively, compared to $15.0 million and $27.0 million, respectively for the comparable periods in 2005.
     Reclassifications
     Certain prior year amounts have been reclassified to conform to current year presentation.

2. NET LOSS PER SHARE AND COMPREHENSIVE LOSS
     Net Loss Per Share
     Net loss per common share, basic and diluted, is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options, warrants, and the 6% Class A convertible preferred stock are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statements of operations. As of June 30, 2006, the Company had options outstanding to purchase approximately 10.0 million shares of its common stock, of which 6.7 million are exercisable, and exercisable warrants to purchase up to an additional 23.7 million shares of common stock that can further dilute investors, if exercised.
     Comprehensive Loss
     Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss for each respective period presented (dollars in thousands):

	Three Months Ended June 30,
	2006	2005
Net loss	$(36,081)	$(29,507)
Other comprehensive loss:
Net unrealized gains(losses) on investment	40	(1,220)

Comprehensive loss	$(36,041)	$(30,727)

	Six Months Ended June 30,
	2006	2005
Net loss	$(79,740)	$(72,365)
Other comprehensive loss:
Net unrealized gains (losses) on investment	280	(2,780)
Reclassification adjustment for gain included in net income	—	(532)

Comprehensive loss	$(79,460)	$(75,677)

3. SEGMENT INFORMATION
     Overview
     Prior to 2006, the Company operated and was managed as one segment. In line with the development of its wireless assets, the Company is now operating its business in two segments—wireline services through XOC and wireless services through Nextlink. In the summary financial information below, the comparative periods for 2005 have been re-stated to align with these two segments. All indirect expenses, such as general corporate overhead items like facilities and information technology, and capital expenditures not specifically related to Nextlink are included in XOC. The Company’s segments are strategic business units that are managed separately, with each segment requiring different resources, skill sets and marketing strategies. The Company’s chief operating decision maker regularly reviews the results of operations at the segment level to evaluate the performance of each segment.
     XOC
     XOC provides a comprehensive array of wireline telecommunications using both traditional delivery methods and Internet Protocol technology. XOC’s services are marketed primarily to business customers, ranging from small and medium sized businesses to Fortune 500 companies. XOC’s services are also marketed to telecommunications carriers and wholesale customers. XOC service portfolio includes high speed data, dedicated Internet access, private networking, and next generation voice solutions.

     To serve the broad telecommunications needs of its customers, XOC operates a network comprised of a series of rings of fiber optic cables located in the central business districts of numerous metropolitan areas that are connected primarily by a network of numerous dedicated wavelengths of transmission capacity on fiber optic cables. By integrating these networks with advanced telecommunications technologies, XOC is able to provide a comprehensive array of telecommunications services primarily or entirely over a network that it owns or controls, from the initiation of the data or voice transmission to the point of termination. This integrated network enables multi-location businesses a single source telecommunications solution within a metropolitan area and across the country.
     Nextlink
     Nextlink plans to provide high speed alternatives to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 markets. Currently, Nextlink has entered into agreements to provide services in Texas, California, Florida and Washington, D.C., and expects to launch service in additional markets over the next two years. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to seven miles.
     Nextlink’s primary target customers for fixed wireless communications products are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization, and redundancy. Nextlink’s products provide critical telecommunications links within their networks without requiring them to construct their own facilities or purchase capacity from the regional ILECs. Nextlink products also provide carriers, as well as end-user customers, network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters, terrorism, or other disruptions to the traditional, terrestrial telecommunications network.
     The following tables provide summarized financial information of the Company’s two reportable segments for the respective periods presented (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	XOC	Nextlink	Consolidated	XOC	Nextlink	Consolidated
Revenue	$354,166	$116	$354,282	$362,164	$—	$362,164

Depreciation and amortization	48,635	1,662	50,297	60,006	1,091	61,097

Operating loss	(26,692)	(3,766)	(30,458)	(23,042)	(1,687)	(24,729)

Interest income			2,122			1,919
Investment income			—			1,891
Interest expense, net			(7,745)			(8,588)

Net loss			(36,081)			(29,507)

Capital expenditures	$26,529	$263	$26,792	$17,899	$57	$17,956

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	XOC	Nextlink	Consolidated	XOC	Nextlink	Consolidated
Revenue	$703,746	$227	$703,973	$723,669	$—	$723,669

Depreciation and amortization	101,432	3,302	104,734	116,729	2,732	119,461

Operating loss	(57,978)	(10,470)	(68,448)	(57,647)	(3,558)	(61,205)

Interest income			4,096			3,820
Investment income			—			1,612
Interest expense, net			(15,388)			(16,592)

Net loss			(79,740)			(72,365)

Capital expenditures	$47,401	$2,158	$49,559	$39,444	$85	$39,529

	XOC	Nextlink	Consolidated
June 30, 2006
Total assets	$1,098,810	$42,980	$1,141,790

December 31, 2005
Total assets	$1,159,256	$43,469	$1,202,725

4. MARKETABLE SECURITIES AND OTHER INVESTMENTS
     The book value, amortized cost basis and gross unrealized gains of the Company’s marketable securities and other investments available-for-sale as of June 30, 2006 and December 31, 2005, are presented in the table below. Other investments as of June 30, 2006 and December 31, 2005 consisted of investments in McLeodUSA, Inc. (“McLeod”) (dollars in thousands):

			Gross
			Unrealized
	Book Value	Cost Basis	Holding Gains
As of June 30, 2006
Marketable securities	$2,640	$1,540	$1,100
Other investments	4,790	4,790	—

Total marketable securities and other investments	$7,430	$6,330	$1,100

As of December 31, 2005
Marketable securities	$2,360	$1,540	$820
Other investments	4,790	4,790	—

Total marketable securities and other investments	$7,150	$6,330	$820

     On January 6, 2006, McLeod emerged from Chapter 11 bankruptcy. The Company has a junior prepetition lender claim resulting from its ownership of the debt instruments, which are expected to be converted into shares of McLeod’s new common stock, which has not yet been issued.
5. LONG-LIVED ASSETS
     The Company’s long-lived assets include property and equipment, broadband wireless licenses, and identifiable intangible assets to be held and used.
     Property and Equipment
     Property and equipment consisted of the components presented in the table below (dollars in thousands):

	June 30, 2006	December 31, 2005
Telecommunications networks and acquired bandwidth	$790,302	$751,487
Furniture, fixtures, equipment, leasehold improvements and other	284,326	258,034

	1,074,628	1,009,521
Less: accumulated depreciation	(473,940)	(387,334)

	600,688	622,187
Construction-in-progress and undeployed assets	84,937	95,440

Property and equipment, net	$685,625	$717,627

     Depreciation expense for the three and six months ended June 30, 2006 was $42.8 million and $89.8 million, respectively, and for the three and six months ended June 30, 2005 was $48.9 million and $95.2 million, respectively. Assets classified as construction-in-progress and undeployed assets are not being depreciated as they have not yet been placed in service. During the three and six months ended June 30, 2006, the Company capitalized interest on construction costs of $1.2 million and $2.1 million, respectively and for the three and six months ended June 30, 2005, the Company capitalized interest on construction costs of $0.8 million and $1.8 million, respectively.

     Broadband Wireless Licenses
     Broadband wireless licenses are presented in the table below (dollars in thousands):

	June 30, 2006	December 31, 2005
Broadband wireless licenses	$59,508	$59,508
Less: accumulated amortization	(22,145)	(18,981)

Broadband wireless licenses, net	$37,363	$40,527

     Amortization expense related to broadband wireless licenses was $1.6 million for each of the three months ended June 30, 2006 and 2005, and $3.2 million for each of the six months ended June 30, 2006 and 2005. As of June 30, 2006, the Company had approximately $23.5 million of broadband wireless licenses that have not yet been placed in service and, accordingly, are not currently being amortized. The Company has formulated plans to put its remaining broadband wireless licenses in service so as to conform with regulations governing license renewal for a subsequent 10 year term.
     Other Intangibles
     Other intangible assets consisted of the components presented in the table below (dollars in thousands):

	June 30, 2006	December 31, 2005
Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired tradenames	5,673	5,673

	127,560	127,560
Less accumulated amortization	(105,818)	(94,041)

	21,742	33,519
Goodwill — indefinite life asset	1,071	1,071
XO Trade name — indefinite life asset	16,662	16,662

Other intangibles, net	$39,475	$51,252

     Amortization expense related to other intangible assets for each of the three and six months ended June 30, 2006 was $5.9 million and $11.7 million, respectively and for each of the three and six months ended June 30, 2005 was $10.6 million and $21.1 million, respectively.
     Based solely on the carrying amount of broadband wireless licenses and other intangible assets in service as of June 30, 2006, the estimated amortization expense for each of the next five years ending December 31 is as follows (in thousands):

Estimated
Amortization
Period	Expense
July – December 2006	$14,913
2007	16,319
2008	4,225
2009	108
2010	$81
6. LONG-TERM DEBT
     The Company has a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. In the fourth quarter of 2005, the Company voluntarily repaid $100 million of its outstanding indebtedness under the Credit Facility. From the Company’s emergence from bankruptcy through June 30, 2006, more than 90% of the underlying loans of the Credit Facility were held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors. At June 30, 2006, long-term debt consisted of $317.7 million in principal associated with its Credit Facility. As of June 30, 2006, the Company had $0.1 million of accrued interest that, if not paid, converts to principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for four consecutive quarters exceeds 4:1, the Company would be required to pay cash interest, unless waived by the lenders. The Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At June 30, 2006, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 10.94%.

     The security for the Credit Facility consists of all assets of the Company including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. The Company was originally required to achieve a minimum consolidated EBITDA, as defined in the Credit Facility, of not less than $280.0 million for the twelve-month period ended June 30, 2006. The Company was also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25.0 million at the end of each fiscal quarter. The Company did not meet its EBITDA covenant in 2005.
     On April 28, 2006, the Company obtained a waiver of compliance with the minimum consolidated EBITDA covenant contained in the Credit Facility through June 30, 2007. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of the Company’s loans outstanding under that agreement. In connection with a prior waiver granted in May 2005, among other things, the Company agreed to clarify its obligation under the existing Credit Facility to use the proceeds of any sale of the Company or of all or substantially all of its assets to repay, in accordance with the existing Credit Facility, the amounts outstanding under the existing Credit Facility. The Company further agreed to offer to redeem all of its outstanding preferred stock in the event that such a sale of the Company (“Qualifying Sale”) is made pursuant to an acquisition agreement entered into on or prior to December 31, 2006, or pursuant to a subsequent proposal which is deemed to be a superior proposal to such Qualifying Sale, regardless of when the Company entered into the ultimate acquisition agreement.
     In the event that the Company is not in compliance with the minimum consolidated EBITDA covenant upon the first measurement date following the expiration of waiver, there can be no guarantee that it will be able to obtain another waiver. If the Company is not able to (i) obtain another waiver, (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved or (iii) repay the Credit Facility with a new debt or equity offering so that the Company is in compliance, the Company will be required to reclassify the approximately $317.7 million of its outstanding long term debt to short term debt as of September 30, 2006. The existing waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until as of September 30, 2007.
7. RELATED PARTY TRANSACTIONS
     Various entities controlled by Mr. Icahn hold the following interests in the Company:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock
At December 31, 2005	Greater than 50%	Greater than 40%	Greater than 90%	95%
At June 30, 2006 (1)	Greater than 50%	Greater than 40%	Greater than 90%	52%

(1)	According to Amendment No. 8 to the Schedule 13D of Cardiff Holding LLC (“Cardiff”), filed with the Commission on May 1, 2006, on April 28, 2006, Cardiff, an Icahn affiliated entity, sold in a private sale to qualified institutional buyers an aggregate of 1,725,000 shares of the Company’s 6% Class A Convertible Preferred Stock (the “Preferred Stock”).
     As a result of his ownership of a majority of the Company’s common stock, Mr. Icahn can elect all of the Company’s directors. Currently, Mr. Icahn is Chairman of the Board of Directors and three employees of entities controlled by Mr. Icahn are members on the Company’s Board of Directors and many of its committees. Under applicable law and the Company’s Certificate of Incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all the Company’s assets, and amendments to the Company’s Certificate of Incorporation and by-laws.
     Mr. Icahn, through Cardiff, has the right to require the Company to register under the Securities Act of 1933, as amended, shares of the Company’s common stock and Preferred Stock held by Cardiff and to include shares of the Company’s common stock and Preferred Stock held by Cardiff in certain registration statements filed by the Company from time to time.

     The Company provides certain telecommunications services, at competitive market pricing, to companies affiliated with Mr. Icahn. The total revenue recognized on such services for the three months ended June 30, 2006 and 2005 was $0.8 million and $1.2 million, respectively. The total revenue recognized on such services for the six months ended June 30, 2006 and 2005 was $1.6 million and $2.3 million, respectively.
     During the three months ended June 30, 2006 and 2005, the Company purchased, at competitive market pricing, approximately $0.5 million and $0.3 million, respectively, in services from Icahn affiliates. During the six months ended June 30, 2006 and 2005, the Company purchased approximately $0.5 million and $0.6 million, respectively, in services from Icahn affiliates.
     During the three months ended June 30, 2006 and 2005, the Company purchased approximately $2.1 million and $0.5 million, respectively in hardware and services from Dell Computers, Inc. During the six months ended June 30, 2006 and 2005, the Company purchased approximately $2.2 million and $0.6 million, respectively, in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO director, is the brother of Mr. Michael Dell, the Chairman of Dell Computers, Inc.
8. SHARE-BASED PAYMENTS
Share-based payment arrangements
XO Holdings, Inc. 2002 Stock Incentive Plan
     The Company’s 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”) was initially adopted in January of 2003 by XO Inc. and was assumed by the Company on February 28, 2006. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The 2002 Stock Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the discretionary authority to determine all matters relating to awards of stock options and restricted stock, including the selection of eligible participants, the number of shares of common stock to be subject to each option or restricted stock award, the exercise price of each option, vesting, and all other terms and conditions of awards. Generally, the awards vest ratably over periods ranging from two to four years, and in most cases, the exercise price is greater than or equal to the market price of the stock on the date of grant. Unless the Compensation Committee designates otherwise, all options expire on the earlier of (i) ten years after the date of grant, (ii) twelve months after termination of employment with the Company due to death or complete and permanent disability, (iii) immediately upon termination of employment by the Company for cause, or (iv) three months after termination of employment by the employee or by the Company for other than cause.
     In June 2003, the Compensation Committee of XO Inc.’s Board of Directors approved the adoption of the 2003 Employee Retention and Incentive Plan, which is a component of the 2002 Stock Incentive Plan. The Employee Retention and Incentive Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees based upon the attainment of certain performance goals. Pursuant to the Employee Retention and Incentive Plan, as of December 31, 2005 and June 30, 2006, the Company had outstanding fully vested options to purchase an aggregate of 83,390 shares of Company common stock at an exercise price of $5.84 per share. No further grants under the Employee Retention and Incentive Plan are permitted.
     In June 2003, XO Inc. adopted the 2003 Annual Bonus Plan (the “Bonus Plan”), which was assumed by the Company on February 28, 2006. The Bonus Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees who were ineligible to participate in the Employee Retention and Incentive Plan. The payment of bonuses and the issuance of options under the Bonus Plan was contingent upon the same performance targets as contained in the Employee Retention and Incentive Plan. As of June 30, 2006, the Company had outstanding options to purchase 19,057 shares of Company common stock under the Bonus Plan. No further grants under the Bonus Plan are permitted.

Adoption of SFAS No. 123(R)
     In December 2004, the FASB issued Statement of Financial Account Standard No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) is a revision of FASB Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. FAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of FAS No. 123(R) are effective for public entities that do not file as small business issuers as of the beginning of the annual reporting period that begins after June 15, 2005. The Company previously issued employee stock options for which no expense has been recognized, and were not fully vested as of the effective date of FAS No. 123(R).
     Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Additionally, the Company is required to estimate forfeitures over the requisite service period. When recognizing compensation expense, these estimates are adjusted to the extent to which actual forfeitures differ, or are expected to materially differ, from such estimates.
Stock-Based Compensation Expense
     Net loss for the three and six months ended June 30, 2006, includes $0.6 and $1.4 million, respectively, of compensation costs related to stock-based compensation arrangements described above.
Stock-Based Compensation Activity
     A summary of stock option activity as of June 30, 2006, and changes during the six-month period, is as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2005	9,296,457	$5.06
Granted	1,294,000	5.07
Forfeited	(225,524)	5.21
Expired	(276,968)	5.07
Exercised	(68,250)	5.38

Outstanding at June 30, 2006	10,019,715	$5.06	7.5 years	—

Exercisable at June 30, 2006	6,734,084	5.02	6.8 years	—

     The aggregate intrinsic value is calculated as the difference between the exercise price and market value of the underlying common stock as of June 30, 2006. However, no options were in-the-money as of June 30, 2006.
     The weighted average grant-date per option fair value of options outstanding as of June 30, 2006 and 2005 was $2.88 and $2.58, respectively.
     As of June 30, 2006, there was approximately $4.2 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 32.9 months.
Fair Value Determination
     The Company measures compensation expense related to employee stock options based on the fair value of those awards at the grant date and amortizes compensation expense on a straight-line basis over the requisite service period of the grant. To determine the fair value of each option grant, the Company has elected to continue to use the Black-Scholes option pricing model. The Company will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if the fair value of the grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

     The total fair value of vested shares as of June 30, 2006 was $18.8 million. The Black-Scholes model uses the assumptions noted in the tables below to compute a fair value of each option grant. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price since emergence from Chapter 11 Bankruptcy in January 2003. The expected term was calculated based upon the simplified method for estimating expected terms as allowed under SEC Staff Accounting Bulletin (“SAB”) No. 107. The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future.

	Three Months Ended June 30,
	2006	2005
Weighted average grant date price per share of Company stock	$4.84	$2.41
Weighted average exercise price	$5.10	$5.00
Range of expected volatility	62.00 - 66.09%	61.00%
Range of risk free interest rate	4.90 - 5.04%	3.80%
Dividend yield	0.00%	0.00%
Expected term (in years)	6.25	4.00

	Six Months Ended June 30,
	2006	2005
Weighted average grant date price per share of Company stock	$4.15	$2.76
Weighted average exercise price	$5.07	$5.00
Range of expected volatility	62.00 - 66.09%	61.00%
Range of risk free interest rate	4.33 - 5.04%	3.70%
Dividend yield	0.00%	0.00%
Expected term (in years)	6.25	4.00
Prior Period Pro Forma Disclosures
     Under the modified prospective method, the results for the three and six months ended June 30, 2005 presented herein were not restated to include stock compensation expense. The Company previously applied the recognition and measurement principles of APB 25 and provided the pro forma disclosures required by SFAS 123. Under this method, no compensation expense was recorded if stock options were granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the grant date. The following table summarizes the effect on net income and earnings per share if the Company had applied the fair value method of SFAS 123, prior to January 1, 2006 (amounts in thousands except for per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss applicable to common shares, as reported	$(32,652)	$(78,607)
Add: Stock-based employee compensation expense included in net loss, as reported	45	111
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(1,776)	(3,422)

Pro forma net loss applicable to common shares	$(34,383)	$(81,918)

Net loss per common share, basic and diluted — as reported	$(0.18)	$(0.43)

Net loss per common share, basic and diluted — pro forma	$(0.19)	$(0.45)

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
     As of June 30, 2006, the Company had $8.0 million recorded in other current assets related to certain payments made on behalf of the ATLT that it believes are reimbursable by the ATLT. Other than this amount, the accompanying financial statements do not include any impact from the ATLT administrative claim.
     Prior to the acquisition of the Allegiance Telecom assets, XO Inc. purchased $92.5 million in face value of unsecured Allegiance Telecom debt securities. Consequently, the Company is a claimant in Allegiance Telecom’s bankruptcy seeking repayment of such unsecured debt. It is difficult to assess how much (if any) of this debt claim that the Company will recover, or when the recovery will be paid. This assessment could change based upon the total amount of the claims the ATLT is directed to pay, including in respect of the ATLT administrative claim described above, the amount of administrative costs that it incurs, and the value of its assets, including the approximately 45.4 million shares of the Company’s common stock that ATLT received in consideration for the sale of the Allegiance Telecom assets. The Company recorded an amount due from ATLT in the amount of $20.6 million. This amount is reported in other non-current assets within in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2006.
Litigation Relating to the Wireline Sale
     On December 23, 2005, a stockholder, R(2) Investments, LLC, filed a lawsuit in the Delaware Court of Chancery challenging the sale of the wireline business. The complaint names as defendants XO Inc., the Company’s directors and certain affiliates of Mr. Icahn, including Cardiff and Elk Associates. The complaint, R(2) Investments v. Carl C. Icahn, et al. (C.A. No. 1862-N), alleges, among other things, that (i) Mr. Icahn and Cardiff breached fiduciary duties of care, good faith and loyalty in connection with the Equity Purchase Agreement with Elk Associates providing for the sale of the wireline business and the related Stockholder Voting Agreement with Cardiff pursuant to which Cardiff agreed to vote all of its capital stock of the Company in favor of such sale or certain superior proposals (subject to certain conditions), (ii) XO Inc. and the director defendants acted in concert and conspired with Mr. Icahn and Cardiff and (iii) the director defendants violated their fiduciary duties in connection with the Equity Purchase Agreement by failing to obtain the greatest value for all stockholders. The complaint seeks equitable relief, including, among other things, an injunction against consummation of the sale of the wireline business and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and the sale of the wireline business.
     On January 9, 2006, the ATLT filed a complaint in the Delaware Court of Chancery challenging the sale of the wireline business. With limited exceptions, the complaint, Allegiance Telecom Liquidating Trust v. Carl C. Icahn, et al. (C.A. No. 1877-N), is substantially the same as R(2) Investments’ complaint.

     On January 11, 2006, Mr. Donald J. Hillenmeyer, Jr., who at the time alleged that he was one of XO Inc.’s stockholders, filed a putative stockholder derivative action on behalf of XO Inc. in the Delaware Court of Chancery challenging the sale of the wireline business. The complaint, Donald J. Hillenmeyer, Jr. v. XO Communications, Inc., et al. (C.A. No. 1880-N), names as defendants XO Inc., its directors and certain affiliates of Mr. Icahn, including Cardiff and Elk Associates, and alleges, among other things, that (i) Mr. Icahn and Cardiff breached alleged fiduciary duties of care, good faith and loyalty in connection with the May 2005 waiver of defaults under the Credit Facility granted by affiliates of Mr. Icahn, the Equity Purchase Agreement and the Stockholder Voting Agreement, (ii) the director defendants (excluding Mr. Icahn) gave substantial assistance to Mr. Icahn in respect of such waiver, the Equity Purchase Agreement and the Stockholder Voting Agreement in violation of their fiduciary duties, and (iii) the director defendants, Cardiff and Elk Associates allegedly acted in concert and conspired to permit the director defendants and Cardiff to violate their fiduciary duties. Mr. Hillenmeyer’s complaint seeks equitable relief, including, among other things, an injunction against consummation of the sale of the wireline business and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and such sale. In addition, the complaint seeks repayment to XO Inc. (and now to the Company) by the director defendants of all compensation and other remuneration paid to any of them during the period of the alleged breaches of their fiduciary duties.
     On March 31, 2006, the Company announced that it had reached an agreement with Elk Associates to mutually terminate the Equity Purchase Agreement. On June 29, 2006, the plaintiffs filed under seal a consolidated amended complaint in the Delaware Court of Chancery. The consolidated amended complaint recasts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction as derivative claims. The consolidated amended complaint seeks, on behalf of the Company, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under the Company’s senior secured credit agreement and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits.
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
Level 3
     In March 2005, XO Inc. received formal notice from Level 3 asserting that, as a result of statements made in XO Inc.’s 2004 10-K, wherein XO Inc. indicated that it was considering, among other options, lighting its dark fiber in the United States to create wavelength capacity, XO Inc. is in material breach of certain of its contractual obligations to Level 3. On January 19, 2006, Level 3 requested that XO Inc. sign an agreement to arbitrate the dispute. On May 5, 2006, the Company filed a complaint in the Delaware Court of Chancery seeking a declaratory judgment regarding the Company’s rights under various agreements between the parties.
     On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XO, that XO had breached its agreements with Level 3, and that XO had breached its covenant of good faith and fair dealing. The counterclaim requested that the court award Level 3 a declaratory judgment, specific performance; issue a declaration of anticipatory repudiation regarding Level 3’s rights under the agreements, and unspecified damages. On July 11, 2006 XO filed an amended compliant clarifying its claim. The Company believes that the Level 3 claim has little merit.

Verizon Indemnification Notice
     On or about October 12, 2005, pursuant to certain indemnification provisions contained in a March 14, 2002 Services Agreement in which XO Interactive (“XOI”), a subsidiary of XO LLC, is providing services to VSSI/Verizon (“Verizon”), Verizon notified XOI that Verizon and its subsidiaries, among others, had been sued by Aerotel, Ltd. for breach of contract and declaratory judgment in the United States Court for the Southern District of New York on January 7, 2005. (Aerotel, LTD v Verizon Company et al (CA 05 CV 0120 (TPG))). The suit relates to certain prepaid calling card services, and Aerotel’s claim that Verizon’s provision of those services are covered by an Aerotel patent, and unless licensed, infringe that patent; that Verizon obtained a license under the patent from Aerotel; but that Verizon has defaulted in payment of licensing royalties. XOI has not acknowledged any such infringement, or liability either to Verizon or Aerotel, but is cooperating both with Verizon, with respect to the indemnity provisions, and Aerotel, with respect to its subpoena to XOI for information and documents
Verizon Indemnification Notice II
     On or about June 20, 2006, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement in which XOI is providing services to VSSI/Verizon (“Verizon”), Verizon notified the Company that Verizon and its subsidiaries, among others, had been sued by TGIP, Inc. for patent infringement in the United States Court for the Eastern District of Texas on or about March 17, 2006 (TGIP, Inc. v AT&T Corp, Verizon Communications et al (CA 2:06-CV-105 (LED)). Although Verizon has made no formal demand for indemnification, XOI intends to cooperate with Verizon pursuant to its obligations under the Agreement.
Cox Settlement
     On July 19, 2004, XO Inc. informed Cox Communications Las Vegas (“Cox”) that XO Inc. was disputing as wrongly calculated an invoice that Cox had submitted to XO Inc. in the amount of approximately $2.8 million. The dispute arose from an IRU Agreement between Cox and XO Inc. in which XO Inc. leases from Cox certain fiber optic facilities in the Las Vegas, Nevada area. XO Inc. filed a $3.5 million counterclaim based on over-billing by Cox. Because the IRU is an ongoing agreement, the amounts in dispute and the claim increased monthly. In accordance with the terms of the IRU Agreement, in September 2005, XO Inc. requested renewal of the IRU Agreement upon its expiration in April 2006. Cox declined to renew the IRU Agreement alleging that XO Inc. was in default, an allegation that XO Inc. refuted. The matter was set for arbitration. As of April 4, 2006, the matter was settled by the parties and the Company has renewed the IRU with Cox. The settlement of the disputed invoices did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the quarter ended June 30, 2006.
     Regulatory
FCC Treatment of ESP Access Charge Exemption
     Like a growing number of carriers, XOC utilizes IP technology for the transmission of a portion of its network traffic. The regulatory status and treatment of IP-enabled services is unresolved. The FCC has held that Voice over Internet Protocol (“VoIP”) services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. On June 27, 2006, the FCC released an order holding that providers of “interconnected VoIP services” must contribute to the federal universal service fund, finding that such providers are “providers of interstate telecommunications” under 47 U.S.C. 254(d) and also asserting its ancillary jurisdiction over such providers under Title I of the Communications Act. The FCC, however, explicitly left open the question of whether interconnected VoIP providers provide “telecommunications services” — i.e., basic transmission services — or enhanced “information services.” Under the Communications Act of 1934, as amended (the “Communications Act”), those are mutually exclusive categories. Generally, telecommunications service providers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. The FCC has initiated a generic rulemaking proceeding to address on an industry-wide basis the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome or timing of that proceeding, its general impact on other carriers, or its specific effect on our operations. The Company’s termination costs for IP originated VoIP traffic are accrued at management’s best estimate of liability.

   Amendment to Registration Rights Agreement
     On April 28, 2006, the Company made and enacted an amendment to that certain Registration Rights Agreement, dated as of August 5, 2004, between XO Inc. and the initial purchasers of XO Inc.’s 6% Class A Convertible Preferred Stock in order to, among other things, potentially increase awareness of the Company to institutional investors and diversification of the Company’s shareholder constituency. The amendment was approved by the Company’s Board of Directors after review and recommendation of a special committee comprised of the Company’s independent directors. Among other things, the amendment clarifies and expands the definition of “Permitted Holders” of the securities subject to the Registration Rights Agreement to include the initial purchasers of such-securities and their affiliates, as well as transferees of such securities to whom applicable rights under the Registration Rights Agreement are assigned by the transferor of such securities. As previously disclosed, on February 28, 2006, XO Inc. consummated a corporate restructuring pursuant to which XO Inc. merged with and into its then indirect wholly owned subsidiary, XO LLC, with XO LLC as the entity surviving such merger as a direct wholly owned subsidiary of the Company. Pursuant to the merger, among other things, all of the capital stock and other securities of XO Inc., including the securities subject to the Registration Rights Agreement, were converted into the right to receive corresponding capital stock and other securities of the Company on a one-for-one basis, and the Company assumed the rights and obligations of XO Inc. under the Registration Rights Agreement.
     Concurrently with this amendment, and upon the special committee’s recommendation, the Company obtained a waiver of compliance with the minimum consolidated EBITDA covenant contained in the Company’s Credit Facility through June 30, 2007. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of the Company’s loans outstanding under the Credit Facility. In connection with a prior waiver granted in May 2005, among other things, we agreed to clarify our obligation under the existing Credit Facility to use the proceeds of any sale of our Company or of all or substantially all of our assets to repay, in accordance with the existing Credit Facility, the amounts outstanding under the existing Credit Facility. We further agreed to offer to redeem all of our outstanding preferred stock in the event that such a sale of the Company (“Qualifying Sale”) is made pursuant to an acquisition agreement entered into on or prior to December 31, 2006, or pursuant to a subsequent proposal which is deemed to be a superior proposal to such Qualifying Sale, regardless of when the Company entered into the ultimate acquisition agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. We will discuss and provide our analysis of the following:
•	Overview of the Business;

•	Results of Operations and Related Information;

•	Comparison of Segment Financial Results;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Regulatory Overview.
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
•	our services, including the development and deployment of data products and services based on Internet protocol, or IP, Ethernet, broadband wireless and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network and back office systems, including with respect to the development of IP protocols;

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	trends related to and expectations regarding the results of operations in future periods, including but not limited to those statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations below; and

•	the impact of judicial decisions, legislation, and regulatory developments on our cost structure, services, and marketing initiatives.
     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the “Liquidity and Capital Resources” and “Risk Factors” discussions set forth below and the “Risks and Uncertainties” discussion and “Risk Factors” section of our 2005 Annual Report, including, but not limited to:
•	the inherent uncertainties in projecting future results for any business;

•	the inability to predict the outcome of future judicial decisions, telecommunications related legislation or regulatory decisions, or the reaction by incumbent carriers to such developments;

•	general economic conditions in the geographic areas that we are targeting for the sale of telecommunications services;

•	the ability to achieve and maintain market penetration and revenue levels sufficient to provide financial viability to our business;

•	the quality and price of similar or comparable telecommunications services offered, or to be offered, by our current or future competitors; and

•	future telecommunications-related legislation or regulatory developments and the conduct of incumbent carriers in reaction to such developments.

Overview of the Business
     We are a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to telecommunications providers, business and government customers. We operate our business in two segments through our two primary operating subsidiaries. XO LLC operates our wireline business under the trade name “XO Communications” or “XOC.” Nextlink Wireless, Inc. operates our wireless business under the trade name “Nextlink.” As disclosed in our 2005 Annual Report, we became the successor to XO Inc. from and after February 28, 2006, after the conclusion of XO Inc.’s most recent fiscal year. For the three most recent fiscal years of XO Inc., we believe that inflation and changing prices have had no material effect on XO Inc.’s or our net sales and revenues or on income from continuing operations.
     XOC Business
     XOC provides a comprehensive array of wireline telecommunications using both traditional delivery methods and Internet Protocol technology. XOC’s services are marketed primarily to business customers, ranging from small and medium sized businesses to Fortune 500 companies. XOC’s services are also marketed to telecommunications carriers and wholesale customers. XOC service portfolio includes high speed data, dedicated Internet access, private networking, and next generation voice solutions.
     To serve the broad telecommunications needs of its customers, XOC operates a network comprised of a series of rings of fiber optic cables located in the central business districts of numerous metropolitan areas that are connected primarily by a network of dedicated wavelengths of transmission capacity on fiber optic cables. By integrating these networks with advanced telecommunications technologies, XOC is able to provide a comprehensive array of telecommunications services primarily or entirely over a network that it owns or controls, from the initiation of the data or voice transmission to the point of termination. This integrated network enables multi-location businesses a single source telecommunications solution within a metropolitan area and across the country. XOC’s intercity network spans 16,000 route miles across the United States, while its metro area networks consist of more than 9,100 route miles of fiber optic lines connecting 953 unique Incumbent Local Exchange Carrier (“ILEC”), end-office collocations in 37 U.S. cities.
     Nextlink Business
     Nextlink plans to provide high speed alternatives to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 markets. Currently, Nextlink has entered into agreements to provide services in Texas, California, Florida and Washington, D.C., and expects to launch service in additional markets over the next two years. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to seven miles.
     Nextlink’s primary target customers for fixed wireless communications products are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization, and redundancy. We believe that Nextlink’s products are attractive to telecommunications carriers because they provide critical telecommunications links within their networks without requiring them to construct their own facilities or purchase capacity from the regional ILECs. Nextlink products also provide carriers, as well as end-user customers, network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters, terrorism, or other disruptions to the traditional, terrestrial telecommunications network.
     Nextlink provides services in an emerging market and is subject to the inherent risks of early stage enterprises. In our effort to continue the growth and development of our fixed wireless business, we continue to incur capital expenditures to purchase equipment, acquire service and hub locations and to otherwise further develop Nextlink’s information technology systems. Because the fixed wireless business is in the early stages of development, it did not contribute materially to our revenues, expenses or cash flows as reported in the accompanying unaudited condensed consolidated financial statements. However, the loss from its operations amounted to 12.4% and 15.3%, respectively, of our consolidated net loss for the three and six months ended June 30, 2006

     Recent Events
     In light of the termination of the Elk Associates Equity Purchase Agreement on March 30, 2006, we are evaluating our strategic direction and the feasibility of alternatives, including possibly refinancing the Credit Facility, consummating one or more business combinations, divesting certain assets, business or lines of business and/or raising capital through one or more offerings of debt and/or equity securities. In May 2006, we retained Bluefish Capital, Inc., a financial advisor, to assist us in exploring strategic alternatives.
     In June 2006, Bob Beran joined Nextlink as its Chief Executive Officer. Beran has spent more than 20 years in the technology and telecommunications industries. He joined Nextlink from First Avenue Networks, where he was senior vice president of operations responsible for day-to-day operations of the company, including service delivery, network management, field services and customer care.

Results of Operations
Overview and Comparison of Financial Results
     The following tables contain certain data from our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006 and the comparable periods in 2005 (all amounts in thousands, except share and per share data). The information in these tables should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report. Forward looking information with respect to our business, on a consolidated basis, is discussed at the end of each financial results analysis.
Three Months Ended

	June 30, 2006						June 30, 2005
	XOC		Nextlink		Consolidated		XOC		Nextlink		Consolidated
		% of		% of		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue

Revenue	$354,166	100.0%	$116	100.0%	$354,282	100.0%	$362,164	100.0%	$—	NM	$362,164	100.0%
Costs and expenses
Cost of service	153,089	43.2%	—	NM	153,089	43.2%	138,024	38.1%	—	NM	138,024	38.1%
Selling, operating, and general	179,134	50.6%	2,220	NM	181,354	51.2%	187,176	51.7%	596	NM	187,772	51.8%
Depreciation and amortization	48,635	13.7%	1,662	NM	50,297	14.2%	60,006	16.6%	1,091	NM	61,097	16.9%

Total costs and expenses	380,858	107.5%	3,882	NM	384,740	108.6%	385,206	106.4%	1,687	NM	386,893	106.8%
Loss from operations	$(26,692)	(7.5%)	$(3,766)	NM	(30,458)	(8.6%)	$(23,042)	(6.4%)	$(1,687)	NM	(24,729)	(6.8%)

Interest income					2,122	0.6%					1,919	0.5%
Investment gain					—	0.0%					1,891	0.5%
Interest expense, net					(7,745)	(2.2%)					(8,588)	(2.4%)

Net loss					(36,081)	(10.2%)					(29,507)	(8.1%)
Preferred stock accretion					(3,374)	(1.0%)					(3,145)	(0.9%)
Net loss applicable to common shares					$(39,455)	(11.1%)					$(32,652)	(9.0%)

Net loss per common share, basic and diluted					$(0.22)						$(0.18)

Weighted average shares, basic and diluted					181,947,095						181,933,035

Gross margin (1)					$201,193	56.8%					$224,140	61.9%

Six Months Ended

	June 30, 2006						June 30, 2005
	XOC		Nextlink		Consolidated		XOC		Nextlink		Consolidated
		% of		% of		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue

Revenue	$703,746	100.0%	$227	100.0%	$703,973	100.0%	$723,669	100.0%	$—	NM	$723,669	100.0%
Costs and expenses
Cost of service	307,470	43.7%	—	NM	307,470	43.7%	285,947	39.5%	—	NM	285,947	39.5%
Selling, operating, and general	352,822	50.2%	7,395	NM	360,217	51.2%	378,640	52.3%	826	NM	379,466	52.4%
Depreciation and amortization	101,432	14.4%	3,302	NM	104,734	14.9%	116,729	16.1%	2,732	NM	119,461	16.5%

Total costs and expenses	761,724	108.3%	10,697	NM	772,421	109.8%	781,316	107.9%	3,558	NM	784,874	108.4%
Loss from operations	$(57,978)	(8.2%)	$(10,470)	NM	(68,448)	(9.7%)	$(57,647)	(8.0%)	$(3,558)	NM	(61,205)	(8.5%)

Interest income					4,096	0.6%					3,820	0.5%
Investment gain					—	0.0%					1,612	0.2%
Interest expense, net					(15,388)	(2.2%)					(16,592)	(2.3%)

Net loss					(79,740)	(11.3%)					(72,365)	(10.0%)
Preferred stock accretion					(6,661)	(0.9%)					(6,242)	(0.9%)
Net loss applicable to common shares					$(86,401)	(12.3%)					$(78,607)	(10.9%)

Net loss per common share, basic and diluted					$(0.47)						$(0.43)

Weighted average shares, basic and diluted					181,940,104						181,933,035

Gross margin (1)					$396,503	56.3%					$437,722	60.5%

NM = Not meaningful

(1)	Gross margin is a non-GAAP financial measure, which we define as revenue less cost of service, and excludes depreciation and amortization expenses. Gross margin is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, we consider gross margin to be an important financial measure which allows management to further assess (i) our operating performance, (ii) profitability across our customer base and (iii) trends in our competitive and regulatory environments. Additionally, we believe that gross margin is a standard measure of operating performance that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry. We believe gross margin provides investors with an alternative means to evaluate the results of our operations. Gross margin as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies and differences in definition of gross margin. Therefore, we provide additional information on the components of gross margin throughout this report and provide the reconciliations to the most relevant GAAP financial measure. The following tables reconcile reported net loss to gross margin, as defined above, for the respective periods presented (amounts in thousands):

	Three Months Ended June 30,
	2006	2005
Net loss	$(36,081)	$(29,507)
Selling, operating and general	181,354	187,772
Interest income	(2,122)	(1,919)
Investment gain, net	—	(1,891)
Interest expense, net	7,745	8,588
Depreciation and amortization	50,297	61,097

Gross margin	$201,193	$224,140

	Six Months Ended June 30,
	2006	2005
Net loss	$(79,740)	$(72,365)
Selling, operating and general	360,217	379,466
Interest income	(4,096)	(3,820)
Investment gain, net	—	(1,612)
Interest expense, net	15,388	16,592
Depreciation and amortization	104,734	119,461

Gross margin	$396,503	$437,722

     Revenue. Total revenue for the three months ended June 30, 2006 decreased 2.2% to $354.3 million from $362.2 million for the same period in 2005. Total revenue for the six months ended June 30, 2006 decreased 2.7% to $704.0 million from $723.7 million for the same period in 2005. This decline is due in large measure to churn in our low end customer base. This trend is attributable to our focus on higher end customers. We do not anticipate significant fluctuations in our revenue for the remainder of 2006.
     Revenue was earned from providing the following services (dollars in thousands):

	Three months ended June 30,
		% of		% of
	2006	Revenue	2005	Revenue	% Change
Voice services	$180,301	50.9%	$188,498	52.0%	(4.3%)
Data services	107,044	30.2%	107,779	29.8%	(0.7%)
Integrated voice and data services	66,937	18.9%	65,887	18.2%	1.6%

Total revenue	$354,282	100.0%	$362,164	100.0%	(2.2%)

	Six months ended June 30,
		% of		% of
	2006	Revenue	2005	Revenue	% Change
Voice services	$359,717	51.1%	$374,797	51.8%	(4.0%)
Data services	210,803	29.9%	216,171	29.9%	(2.5%)
Integrated voice and data services	133,453	19.0%	132,701	18.3%	0.6%

Total revenue	$703,973	100.0%	$723,669	100.0%	(2.7%)

     Voice
     Voice services revenue included revenue from local and long distance voice services, interactive voice response services, other voice telecommunications based services as well as our two recently launched wholesale services, VoIP termination and VoIP origination. For the three and six months ended June 30, 2006, revenue from voice services decreased $8.2 million or 4.3% and $15.1 million or 4.0%, respectively, compared to the same periods in 2005. This decline was due in large measure to the churn in our low end customer base offset by revenue from our recently launched wholesale VoIP long distance (“LD”) services. For the three and six months ended June 30, 2006, our wholesale VoIP LD services contributed $7.1 million and $11.3 million, respectively, to our voice revenue.
     Data
     Data services revenue included revenue from Internet access, network access and web hosting services. For the three and six months ended June 30, 2006, revenue from data services decreased $0.7 million or 0.7% and $5.4 million or 2.5%, respectively, compared to the same periods in 2005. Revenue during the three and six months ended June 30, 2006 from collocation, Ethernet and Multi-Transport Network Services grew compared to the same periods in 2005. However, this growth was offset by declines in revenue from dial-up internet access, digital subscriber line (“DSL”) and standalone hosting services.

     Integrated Voice and Data Services
     Our integrated voice and data services include our XOptions, XOptions Flex and Total Communications service offerings. These are flat-rate bundled packages which offer a combination of voice and data services and also integrated access. For the three and six months ended June 30, 2006, revenue from integrated voice and data services increased by $1.1 million or 1.6% and $0.8 million or 0.6%, respectively, compared to the same periods in 2005. This growth was attributable to our XOptions Flex product. XOptions Flex is our initial retail VoIP offering to mid-size customers. We launched XOptions Flex in April, 2005. Since its inception, we have sold over 5,000 XOptions Flex packages. Revenue from XOptions Flex for the three and six months ending June 30, 2006 was $7.7 million and $13.2 million, respectively, compared to $0.1 million for the same periods in the prior year.
     Cost of service (excluding depreciation and amortization). Cost of service (excluding depreciation and amortization) includes third party telecommunications expenses directly associated with providing telecommunications services to customers. Cost of service includes, among other items, the cost of connecting customers to our network via leased facilities, the costs of leasing components of network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service for the three and six months ended June 30, 2006 was $153.1 million and $307.5 million, respectively compared to $138.0 million and $285.9 million for the same periods in the prior year. The overall increase in our cost of service during 2006, compared to 2005, results primarily from the adverse impact associated with the Triennial Review Remand Order (‘TRRO’) as discussed in the “Regulatory Overview” section below. Cost of service as a percentage of revenue for the three and six months ended June 30, 2006 was 43.2% and 43.7%, respectively compared to 38.1% and 39.5% for the same periods in the prior year. The increases in cost of service as a percentage of revenue resulted primarily from (i) the effects of the TRRO, as discussed above, (ii) increased revenue from certain wholesale products, for which we incur higher costs as a percentage of revenue as compared to retail products, and (iii) lower net dispute settlements and liability estimate revisions compared to the same periods in the prior year. These were offset slightly by lower costs associated with network optimization. The net dispute resolutions, settlements and liability estimate revisions resulted in reductions in cost of service of approximately $8.7 million and $19.3 million during the three and six months ended June 30, 2006, respectively, compared to $15.0 million and $27.0 million for the comparable periods in 2005.
      Excluding the net dispute settlements and revised estimates referenced above, we anticipate cost of service as a percentage of revenue will remain stable for the remainder of 2006. Cost of service was adversely impacted due to the recently enacted regulatory rules on unbundled network element (“UNE”) loop and transport rates. The UNE and transport rate increases were phased in during 2005 and the first quarter of 2006. These increases are expected to have, at the end of the phase-in period (March 31, 2006), a total annualized impact, including transitional and special access rates, of approximately $65 million (prior to any optimization efforts). However, the actual impact of the UNE and transport rate increases will not be known until all the ILECs have completed their conversion processes. The Company believes that actions it has taken, including negotiating rate reductions, aggressive use of ILEC Special Access term plans, network optimization, and price increases to our customers, will offset much of these increases.
     Gross margin. Gross margin, as defined above, for the three and six months ended June 30, 2006 was 56.8% and 56.3%, respectively, compared to 61.9% and 60.5% for the same periods in the prior year. The decrease in our gross margin for each respective period presented occurred primarily as a result of the timing effects of the TRRO on our overall cost structure versus the optimization efforts as discussed in the cost of service section above. The change in our gross margin for the three and six months ended June 30, 2006, compared to the same period in 2005 was also effected by a shift in our product mix sold and our ability to successfully win carrier cost disputes as discussed in the revenue and cost of services sections above.
     Selling, operating and general. Selling, operating and general expense includes expenses related to network maintenance, sales and marketing, network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense for the three months ended June 30, 2006 was $181.4 million or 51.2% of revenue compared to $187.8 million or 51.8% of revenue for the three months ended June 30, 2005. Selling, operating and general expense for the six months ended June 30, 2006 was $360.2 million or 51.2% of revenue compared to $379.5 million or 52.4% of revenue for the six months ended June 30, 2005. The improvements as a percentage of revenue were largely attributable to continued operating efficiencies from process improvements. We believe that selling, operating and general expense will remain stable for the remainder of 2006.

     Depreciation and amortization. Depreciation and amortization expense was $50.3 million for the three months ended June 30, 2006, compared to $61.1 million for the same period in 2005 and $104.7 million for the six months ended June 30, 2006, compared to $119.5 million for the same period in 2005. The decrease in depreciation and amortization expense for the three and six months ended June 30, 2006 compared to the same periods in the prior year is attributable to certain customer lists and internally developed technology intangible assets becoming fully amortized as of December 31, 2005.
     As of June 30, 2006, we had approximately $84.9 million of fixed assets and $23.5 million of broadband wireless licenses that had not yet been placed into service and, accordingly, are not currently being depreciated or amortized.
     Interest income. Interest income for the three months ended June 30, 2006 increased to $2.1 million from $1.9 million for the three months ended June 30, 2005. Interest income for the six months ended June 30, 2006 increased to $4.1 million from $3.8 million in the six months ended June 30, 2005. We earn interest income on our various investments in debt securities. The increase in interest income is attributable to higher interest rates during the three and six months ended June 30, 2006, as compared to the same periods in the prior year.
     Investment gain, net. Investment gain (loss), net includes any realized gains or losses from the sale or other than temporary impairment of investments. For the three and six months ended June 30, 2006 the Company realized no net investment gain or loss. For the three and six months ended June 30, 2005 we reported a net investment gain of $1.9 million and $1.6 million respectively. We did not experience any realized gains or losses on our investments during the three and six months ended June 30, 2006.
     Interest expense, net. Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized. The majority of interest expense in the three and six months ended June 30, 2006 and 2005 is non-cash as our secured credit facility allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the three months ended June 30, 2006 and 2005 was $7.7 million and $8.6 million, respectively. Interest expense, net for the six months ended June 30, 2006 and 2005 was $15.4 million and $16.6 million, respectively. The decrease in interest expense results from the repayment of $100.0 million of principal outstanding under our Credit Facility in the fourth quarter of 2005, partially offset by an increase in interest rates and the compounding effect of the conversion of accrued interest to principal.
Comparison of Segment Financial Results
Overview
     Prior to 2006 we viewed our company as one reportable segment. In line with the development of our wireless assets, we are now operating our business in two reportable segments: wireline services through XOC and wireless services through Nextlink. XOC and Nextlink offer telecommunications services delivered using different technologies to different target customers. Our management makes decisions about our segments based on the expected return on investing capital. Although XOC and Nextlink are providing services to each other, the segment results do not include any effect, because no inter-segment charges are currently recorded. Nextlink loss and capital expenditures consists of direct revenue, expenses and capital. All indirect expenses, such as general corporate overhead items like facilities and information technology, and capital expenditures not specifically related to Nextlink are included in XOC, as our management believes that substantially all such costs were incurred in support of XOC.
XOC Segment
     Because XOC earned substantially all of our revenues and incurred the majority of our costs for the three and six months ended June 30, 2006, the discussion under the heading “Results of Operations” above may be used to explain the comparison of financial results for our XOC Segment.

Nextlink Segment
     Revenue. Total revenue for the three and six months ended June 30, 2006 increased to $0.1 million and $0.2 million respectively. For the three and six months ended June 30, 2005 the Company did not have significant revenue. Revenue was earned from delivering wireless backhaul and network redundancy and diversity services across markets in south Florida.
     Cost of service (exclusive of depreciation and amortization). Nextlink is currently providing services only between a hub and a remote for which there is no corresponding cost of service. In the future, it is expected that the services offerings will expand and include cost of services.
     Selling, operating and general. Selling, operating and general expense for the three months ended June 30, 2006 was $2.2 million compared to $0.6 million for the three months ended June 30, 2005. Selling, operating and general expense for the six months ended June 30, 2006 was $7.4 million compared to $0.8 million for the six months ended June 30, 2005. During the first fiscal quarter of 2006, Nextlink incurred $2.9 million of professional and legal services related to the now terminated sale of our wireline business. Other than these legal and professional service expenses, we believe that Nextlink’s selling, operating and general expense will continue to grow through 2006 as Nextlink expands service offerings into new markets.
     Depreciation and amortization. Depreciation and amortization expense was $1.7 million for the three months ended June 30, 2006, compared to $1.1 million for the same period in 2005 and $3.3 million for the six months ended June 30, 2006, compared to $2.7 million for the same period in 2005. Nextlink incurred additional depreciation expense during the three and six months ended June 30, 2006 associated with new equipment placed in service during that time.
Liquidity and Capital Resources
     Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, including capital expenditures necessary in our efforts to continue the growth and development of our fixed wireless business, and to make selective strategic acquisitions.
     Cash Flow
     For the six months ended June 30, 2006, our operating activities provided net cash of $32.6 million, compared to $50.4 million for the same period in the prior year. Operating cash flows are affected by our reported net loss adjusted for certain non-cash charges and also changes in our working capital.
     For the six months ended June 30, 2006, our investing activities used net cash of $42.0 million compared to $12.8 million for the same period in the prior year. Capital expansion drives our investing activity cash flow. For the six months ended June 30, 2006, we incurred $49.6 million in capital expenditures compared to $39.5 million for the same period in the prior year. Our investing cash flows for the six months ended June 30, 2005 were also affected by a one-time $25.4 million release of funds previously held in escrow.
     For the six months ended June 30, 2006, our financing activities used net cash of $1.0 million, compared to $1.5 million for the same period in the prior year. Our financing activities consist primarily of payments on our capital lease obligations. For the three and six months ended June 30, 2006, we paid $1.3 million related to our capital lease obligations, offset by $0.3 million we received from the exercise of certain stock options. For the same period in 2005, we paid $1.5 million related to our capital lease obligations.
     Credit Facility and Borrowing Capacity
     Our Credit Facility matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. From our emergence from bankruptcy through June 30, 2006, more than 90% of the underlying loans of the Credit Facility were held by an entity controlled by Mr. Carl C. Icahn, Chairman of our Board of Directors. At June 30, 2006, long-term debt consisted of $317.7 million in principal and $0.1 million of accrued interest that, if not paid, converts into principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, we will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of our consolidated EBITDA (as defined in the Credit Facility) to consolidated interest expense for four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders. We can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at our option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At June 30, 2006, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 10.94%.

     The security for the Credit Facility consists of all our assets, including the stock of our direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements and maximum capital expenditures. We were originally required to achieve a minimum consolidated EBITDA of not less than $280.0 million for the twelve-month period ended June 30, 2006. We are also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25 million at the end of each fiscal quarter. We did not meet our EBITDA covenant in 2005.
     On April 28, 2006, we obtained a waiver of compliance with the minimum consolidated EBITDA covenant contained in the Credit Facility through June 30, 2007. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of our loans outstanding under that agreement. In connection with a prior waiver granted in May 2005, among other things, we agreed to clarify our obligation under the existing Credit Facility to use the proceeds of any sale of our Company or of all or substantially all of our assets to repay, in accordance with the existing Credit Facility, the amounts outstanding under the existing Credit Facility. We further agreed to offer to redeem all of our outstanding preferred stock in the event that such a sale of the Company (“Qualifying Sale”) is made pursuant to an acquisition agreement entered into on or prior to December 31, 2006, or pursuant to a subsequent proposal which is deemed to be a superior proposal to such Qualifying Sale regardless of when the Company entered into the ultimate acquisition agreement.
     In the event that we are not in compliance with the minimum consolidated EBITDA covenant upon the first measurement date following the expiration of waiver, there can be no guarantee that we will be able to obtain another waiver. If we are not able to (i) obtain another waiver, (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that our management believes can be achieved or (iii) repay the Credit Facility with a new debt or equity offering so that we are in compliance, we will be required to reclassify the approximately $317.7 million of our outstanding long term debt to short term debt as of September 30, 2006. The existing waivers prevent the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until as of September 30, 2007.
     Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. Although trade receivables are geographically dispersed and include customers in many different industries, a portion of our revenue is generated from services provided to other telecommunications service providers. Management believes that our established valuation and credit allowances are adequate as of June 30, 2006 to cover these risks.
     Contractual Obligations
     We have a national network which requires various ongoing maintenance costs and software licenses and fees so that we can continue to provide high quality telecommunication services to our customers. Where we do not have our own network to provide telecommunication services, we pay access rights and use fees to other service providers. To achieve the most cost efficient rates, we often commit to multi-year purchases for these services and licenses. We are leasing premises under various noncancelable operating leases for administrative space, building access, and other leases, which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. Our lease agreements have various expiration dates through 2019.
     Additionally, we have entered into various contracts with other telecommunications companies that contain certain minimum purchase commitments and have terms of 36 to 60 months.
     Nextlink has not yet entered into any material long-term contractual obligations, although management anticipates entering into long-term contractual obligations for office space and roof rights as that business expands.

     The following table summarizes our payment obligations under various operating and financing agreements as of June 30, 2006 (dollars in thousands):

		Other
		Long-Term	Operating
	Credit	Contractual	Lease	Capital Lease	Total
June 30,	Facility	Obligations	Obligations	Obligations	Obligations
2006	$—	$48,251	$35,873	$2,268	$86,392
2007	—	91,638	65,883	3,854	161,375
2008	—	80,617	55,404	2,398	138,419
2009	317,659	56,025	47,492	1,770	422,946
2010	—	17,921	41,773	1,419	61,113
Thereafter	—	87,322	129,881	12,491	229,694

Total minimum commitments	$317,659	$381,774	$376,306	$24,200	$1,099,939

Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in the notes to the consolidated financial statements in our 2005 Annual Report. The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, we believe that Management’s Discussion and Analysis and the accompanying unaudited condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and operating results for the periods presented. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2005 Annual Report describe the significant estimates and accounting policies used in preparation of the Condensed Consolidated Financial Statements.
     Accounting for Stock-based Compensation
     We grant options to purchase our common stock to employees and directors under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“FAS 123(R)”), “Share-Based Payment.” Effective January 1, 2006, we used the fair value method to apply the provisions of FAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective approach, the valuation provisions of FAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $4.2 million, which is expected to be recognized over a weighted-average period of 32.9 months.
     Upon adoption of FAS 123(R), we began recording, as expense, the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that we record under FAS 123(R) may differ significantly from what we have recorded in the current period. In addition, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in the Company’s financial statements.

Regulatory Overview
Overview
     We offer wireline and wireless communications services to small and medium sized businesses, wireline and wireless telecommunications providers, large enterprises and government agencies. We are therefore subject to regulation by federal, state and local government agencies. Historically, the Federal Communications Commission (“FCC”) had jurisdiction over interstate long distance services and international services, while state regulatory commissions had jurisdiction over local and intrastate long distance services.
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
     The Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled competitive carriers like us to capture a portion of ILECs’ market share of local services. However, to date, ILECs have succeeded in eliminating some of the market-opening regulations adopted by the FCC and the states through numerous court challenges.
     Since the passage of the Telecom Act, there has been an accelerated growth of Internet and IP communications. Congress is currently considering whether to further amend the Telecom Act to, among other things, directly address certain issues such as universal service funding, CALEA obligations, and E911 service that are increasingly impacted by the rapid growth of IP communications. In addition, ILECs continue to pursue legislative changes to rollback network unbundling requirements. It is possible that any such amendment to the Telecom Act could eliminate or materially alter the market-opening regulatory framework of the Telecom Act, in general, and the UNE regime in particular. Such a result could adversely affect the Company’s business.
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
FCC Regulation of LMDS and 39 GHz Services in Particular
     Generally. The majority of Nextlink’s FCC licenses cover operations in the LMDS spectrum, although Nextlink holds several FCC licenses in the 39 GHz band. LMDS is one of the several FCC-licensed services that permit licensees to transmit high capacity wireless broadband traffic on a line-of-sight (“LOS”) basis (generally, only LOS operations may be offered today because of how high in the spectrum LMDS frequencies are situated). Other FCC-licensed services with high-capacity broadband wireless LOS capabilities include the 24 GHz band and the 39 GHz band. While many entities hold spectrum in the 24 GHz and 39 GHz bands, the most significant holders of that spectrum are First Avenue Networks, Inc. and IDT Spectrum, LLC, a business unit of IDT.
     Performance Requirements. All of Nextlink’s LMDS and 39 GHz licenses were granted for ten (10) year terms. The renewal dates for all but one of Nextlink’s LMDS licenses are in 2008. The renewal dates for Nextlink’s 39 GHz licenses are in 2010. In order to secure renewal of its LMDS and 39 GHz licenses, Nextlink must generally be in compliance with all relevant FCC rules, and must demonstrate that it is providing substantial service in its licensed areas.
     Because Nextlink has FCC spectrum licenses in 75 metropolitan markets, Nextlink must either incur capital expenditures to meet the substantial service tests associated with such licenses, or enter into spectrum leases in which third parties construct facilities to meet the substantial service tests.
     The only exception to Nextlink’s 2008 deadlines for demonstrating that it is providing substantial service through its LMDS licenses relates to its authorization for LMDS spectrum in eight counties in the New York market. That license was renewed by the FCC in February 2006 and extended through February 2016. Notwithstanding that extension, Nextlink must nonetheless demonstrate that it is providing substantial service using this license by March 2007. Nextlink submitted a request to the FCC on January 12, 2005 to extend the deadline for construction of the facilities until October 2008 to conform to the construction deadline for its other LMDS licenses in New York State. This request remains pending with the FCC.
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
     Other Issues Affecting our Spectrum Licenses. The FCC retains the jurisdiction to implement changes to the regulations that govern the operation of all wireless services including those Nextlink offers over its LMDS and 39 GHz authorizations and may conduct additional proceedings to permit other licensed or unlicensed equipment to operate in the same spectrum as Nextlink’s licensed bands. This may increase potential interference with Nextlink’s fixed wireless operations and have an adverse effect on Nextlink’s business.
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

     The current list of UNEs was promulgated by the FCC in two orders. The first is the Triennial Review Order (“TRO”), which was released on August 21, 2003. Several carriers and other entities appealed the TRO decision. On March 2, 2004, the U.S. Court of Appeals for the Circuit of the District of Columbia issued its opinion in United States Telecom Association v. FCC, No. 00-1012 (“USTA II Decision”). In the USTA II Decision, the court reversed and overturned many of the conclusions of the TRO. In the aftermath of the USTA II Decision, the FCC released the second of its two currently controlling orders, the Triennial Review Remand Order (“TRRO”), on February 4, 2005. Various parties, including XOC, have appealed the TRRO. On June 16, 2006, the United States Court of Appeals for the District of Columbia Circuit denied all petitions for review of the TRRO. Several parties, including XOC, have petitioned the FCC to reconsider various aspects of the TRRO. Those petitions remain pending before the FCC.
     Although these rules adopted by the FCC in the TRRO became effective on March 11, 2005, many of the requirements imposed by the FCC in the TRO and TRRO were not self-executing. Accordingly, the FCC made clear that carriers must follow the change of law procedures in their applicable interconnection agreements with ILECs. XOC has been in negotiations with ILECs to amend its interconnection agreements to implement relevant TRO and TRRO requirements and, to date, has executed amendments in numerous states. In addition, XOC has been in negotiations with ILECs to reach commercial agreements that will facilitate its purchase of certain facilities that are no longer available as UNEs as a result of the TRRO and, to date, has executed such agreements covering a number of states.
     VoIP. Like a growing number of carriers, XOC utilizes IP technology for the transmission of a portion of its network traffic. The regulatory status and treatment of IP-enabled services is unresolved. The FCC has held that Vonage’s VoIP services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. On June 27, 2006, the FCC released an order holding that providers of “interconnected VoIP services” must contribute to the federal universal service fund, finding that such providers are “providers of interstate telecommunications” under 47 U.S.C. 254(d) and also asserting its ancillary jurisdiction over such providers under Title I of the Communications Act. The FCC, however, explicitly left open the question of whether interconnected VoIP providers provide “telecommunications services” — i.e., basic transmission services — or enhanced “information services.” Under the Communications Act, those are mutually exclusive categories. Generally, telecommunications service providers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of that proceeding or its effect on the Company’s operations.
     AT&T Declaratory Ruling Re: VoIP. In April 2004, the FCC released an order, finding that an interexchange service that uses ordinary customer premises equipment that originates and terminates on the public switched telephone network (“PSTN”) that provides no enhanced functionality, and that undergoes no net protocol conversion, is a telecommunications service and subject to switched access charges. Pursuant to the order, interexchange services similar to those VoIP “in the middle” services offered by AT&T may also be in the same regulatory category as traditional telecommunications services and, therefore, potentially subject to access charges and other regulatory obligations. Although the FCC did not rule on the applicability of access charges for services provided prior to April 21, 2004, ILECs may attempt to assert claims against other telecommunications companies, including the Company, for the retroactive payment of access charges. On September 21, 2005, SBC filed with the FCC a petition for declaratory ruling that wholesale transmission providers using IP technology to transport long distance calls that originate and terminate on the PSTN are liable for access charges under the FCC’s rules and applicable tariffs. SBC seeks a ruling that providers meeting these criteria are interexchange carriers. VarTec had filed a petition for declaratory ruling on August 20, 2004, seeking a declaratory ruling that it is not required to pay access charges to terminating local exchange carriers when enhanced service providers or other carriers deliver calls directly to the terminating LECs for termination. Comments on the petitions filed by SBC and VarTec have been submitted by interested parties, but the FCC has not yet ruled on the petitions.
     ILEC Provision of Broadband Telecommunications Services and Information Services. On September 23, 2005, the FCC issued its Report and Order and Notice of Proposed Rulemaking in its Wireline Broadband proceeding. In this Wireline Broadband Order, the FCC determined that facilities-based wireline broadband Internet access service is an information service that is not subject to Title II regulations imposed on telecommunication services. The FCC also eliminated any existing Computer Inquiry requirements on Internet access service. Facilities-based wireline carriers are permitted to offer transmission arrangements for wireline broadband Internet access services (e.g., DSL) on a common carrier basis or a non-common carrier basis. However, the FCC clarified that the new regulatory classification of broadband Internet access service will not impact the ability of competitive local exchange carriers (“CLECs”) to access UNEs under section 251 of the Communications Act and the FCC’s rules. An appeal of the Wireline Broadband Order is currently pending with the U.S. Court of Appeals for the Third Circuit. In addition, effective March 19, 2006, a Petition filed by Verizon requesting that the FCC forbear from regulating certain packet-switched and optical-based services under Title II of the Communications Act was deemed granted by operation of law. A number of interested parties, including XOC, have filed petitions for review with the U.S. Court of Appeals for the District of Columbia Circuit. Since June, 2006, Qwest, AT&T, BellSouth and two independent ILECs have filed to obtain the same regulatory relief granted to Verizon relative to those companies’ provision of the same packet-switched and optical-based services. Comments and replies regarding these forbearance petitions are due August 17, 2006 and August 31, 2006, respectively.

     Intercarrier Compensation Reform. Currently, telecommunications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges. These two forms of inter-carrier compensation have been under review by the FCC since 2001. The FCC continues to consider a broad order reforming the inter-carrier compensation system and issued a Notice of Proposed Rulemaking on February 10, 2005 to seek further comment on inter-carrier compensation reform. As part of that docket, on July 24, 2006, a group of large and rural ILECs filed a proposal for intercarrier compensation reform at the FCC called the “Missoula Plan” which primarily benefits the ILECs. Comments on the plan are due at the FCC on September 25, 2006 with reply comments due November 9, 2006. On June 30, 2006, the FCC released an order holding the providers of prepaid calling cards are offering “telecommunications services” and are now subject to all applicable requirements of the Communications Act and the Commission’s rules, including requirement to pay switched access charges and contribute to the federal universal service fund. The FCC specifically found that such requirements applied on a retroactive basis to calling card providers that used IP transport and were not menu driven.
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
     CALEA Regulation On September 23, 2005, by issuance of an order (the “VoIP CALEA Order”), the FCC took a significant step to apply the obligations under the Communications Assistance for Law Enforcement Act (“CALEA”) to new technologies and services that are increasingly used as substitutes for conventional services. Specifically, the FCC found that (1) all facilities-based broadband Internet access service providers and (2) providers of “interconnected VoIP services” must meet the same CALEA requirements that apply to providers of traditional services currently subject to wiretap rules, including circuit-switched telephone voice service and dial-up Internet access. On May 12, 2006, the FCC released a second order addressing implementation issues raised by the VoIP CALEA Order and requiring facilities-based broadband Internet access and interconnected VoIP services to comply by May 14, 2007 with technical requirements established by industry standards organizations. It is not possible to predict the outcome of this proceeding or its effect on the Company’s operations. On June 9, 2006, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion upholding the FCC’s VoIP CALEA Order. A petition for an en banc rehearing of the June 9th opinion was filed with the D.C. Circuit Court of Appeals on July 21, 2006.
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

     AT&T/BellSouth Consolidation On March 6, 2006, AT&T Corp. and BellSouth, Inc. announced their intention to enter into a business combination. The FCC has asked interested parties to file comments by June 5, 2006 with reply comments due June 20, 2006. If approved, the transaction will further consolidate U.S. wireline telecommunications resources and revenue.
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
     Wireless Services Affected by State Regulations
     While we anticipate that the dedicated wireless communications links that Nextlink expects to provide will be used by its customers as part of their interstate mobile wireless communications networks, Nextlink markets point to point wireless services designed to carry a customer’s telecommunications traffic from a customer’s facility to the facilities of a telecommunications carrier or to another of the customer’s offices, all within one state. Consequently, Nextlink has applied for and anticipates that it will receive and maintain Certificates of Public Convenience and Necessity, file tariffs and reports, and fulfill other administrative and financial obligations, such as state universal service fund obligations, in connection with its services. It is also likely that Nextlink will be subject to other state reporting requirements, assessments and taxes. Nextlink has received certificates from 25 state commissions and has 3 applications pending.
     For additional information regarding the regulatory matters affecting our business, see our 2005 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The Company had $317.7 million in secured loans as of June 30, 2006. Currently, the Company does not pay cash interest on the loans under the Credit Facility. As interest accrues at variable rates, our Credit Facility subjects the Company to interest rate risks.
     Marketable securities and other investments at June 30, 2006 consist primarily of investments in equity and debt instruments of publicly traded companies. The fair value of the Company’s investment in equity and debt securities exposes it to market risk; however, if the fair value were to increase or decrease immediately, it would likely not have a material impact on the Company’s financial position or results of operations. The Company is not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor does it maintain any other off-balance sheet arrangements for the purposes of credit enhancement, hedging transactions, or other financial or investment purposes.
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
Allegiance Telecom Liquidating Trust Litigation
     In August 2004, XO Inc. filed an administrative claim against the Allegiance Telecom Liquidating Trust (“ATLT”), the successor to the assets and liabilities of Allegiance Telecom, Inc. that XO Inc. did not acquire. All of the rights, duties, obligations and liabilities of XO Inc. in connection with the ATLT administrative claim, as well as any other matters pertaining to or arising from the acquisition by XO Inc. of the Allegiance Telecom assets, were assigned to the Company by XO Inc., and were consequently assumed by the Company, pursuant to that certain Assignment and Assumption Agreement, dated as of February 28, 2006. Under this Assignment and Assumption Agreement, the Company is entitled to exercise the rights previously asserted by XO Inc. in connection with this action.
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
     As of June 30, 2006, the Company had $8.0 million recorded in other current assets related to certain payments made on behalf of the ATLT that it believes are reimbursable by the ATLT. Other than this amount, the accompanying financial statements do not include any impact from the ATLT administrative claim.
     Prior to the acquisition of the Allegiance Telecom assets, XO Inc. purchased $92.5 million in face value of unsecured Allegiance Telecom debt securities. Consequently, the Company is a claimant in Allegiance Telecom’s bankruptcy seeking repayment of such unsecured debt. It is difficult to assess how much (if any) of this debt claim that the Company will recover, or when the recovery will be paid. This assessment could change based upon the total amount of the claims the ATLT is directed to pay, including in respect of the ATLT administrative claim described above, the amount of administrative costs that it incurs, and the value of its assets, including the approximately 45.4 million shares of the Company’s common stock that ATLT received in consideration for the sale of the Allegiance Telecom assets. . The Company recorded an amount due from ATLT in the amount of $20.6 million. This amount is reported in other non-current assets within in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2006.

Litigation Relating to the Wireline Sale
     On December 23, 2005, a stockholder R(2) Investments, LDC, filed a lawsuit in the Delaware Court of Chancery challenging the sale of the wireline business. The complaint names as defendants XO Inc., the Company’s directors and certain affiliates of Mr. Icahn, including Cardiff and Elk Associates. The complaint, R(2) Investments v. Carl C. Icahn, et al. (C.A. No. 1862-N), alleges, among other things, that (i) Mr. Icahn and Cardiff breached fiduciary duties of care, good faith and loyalty in connection with the Equity Purchase Agreement with Elk Associates providing for the sale of the wireline business and the related Stockholder Voting Agreement with Cardiff pursuant to which Cardiff agreed to vote all of its capital stock of the Company in favor of such sale or certain superior proposals (subject to certain conditions), (ii) XO Inc. and the director defendants acted in concert and conspired with Mr. Icahn and Cardiff and (iii) the director defendants violated their fiduciary duties in connection with the Equity Purchase Agreement by failing to obtain the greatest value for all stockholders. The complaint seeks equitable relief, including, among other things, an injunction against consummation of the sale of the wireline business and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and the sale of the wireline business.
     On January 9, 2006, the ATLT filed a complaint in the Delaware Court of Chancery challenging the sale of the wireline business. With limited exceptions, the complaint, Allegiance Telecom Liquidating Trust v. Carl C. Icahn, et al. (C.A. No. 1877-N), is substantially the same as R(2) Investments’ complaint.
     On January 11, 2006, Mr. Donald J. Hillenmeyer, Jr., who at the time alleged that he was one of XO Inc.’s stockholders, filed a putative stockholder derivative action on behalf of XO Inc. in the Delaware Court of Chancery challenging the sale of the wireline business. The complaint, Donald J. Hillenmeyer, Jr. v. XO Communications, Inc., et al. (C.A. No. 1880-N), names as defendants XO Inc., its directors and certain affiliates of Mr. Icahn, including Cardiff and Elk Associates, and alleges, among other things, that (i) Mr. Icahn and Cardiff breached alleged fiduciary duties of care, good faith and loyalty in connection with the May 2005 waiver of defaults under the Credit Facility granted by affiliates of Mr. Icahn, the Equity Purchase Agreement and the Stockholder Voting Agreement, (ii) the director defendants (excluding Mr. Icahn) gave substantial assistance to Mr. Icahn in respect of such waiver, the Equity Purchase Agreement and the Stockholder Voting Agreement in violation of their fiduciary duties, and (iii) the director defendants, Cardiff and Elk Associates allegedly acted in concert and conspired to permit the director defendants and Cardiff to violate their fiduciary duties. Mr. Hillenmeyer’s complaint seeks equitable relief, including, among other things, an injunction against consummation of the sale of the wireline business and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and such sale. In addition, the complaint seeks repayment to XO Inc. (and now to the Company) by the director defendants of all compensation and other remuneration paid to any of them during the period of the alleged breaches of their fiduciary duties.
     On March 31, 2006, the Company announced that it had reached an agreement with Elk Associates to mutually terminate the Equity Purchase Agreement. . On June 29, 2006, the plaintiffs filed under seal a consolidated amended complaint in the Delaware Court of Chancery. The consolidated amended complaint recasts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction as derivative claims. The consolidated amended complaint seeks, on behalf of the Company, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under the Company’s senior secured credit agreement and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits.
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

Level 3
     In March 2005, XO Inc. received formal notice from Level 3 asserting that, as a result of statements made in XO Inc.’s 2004 10-K, wherein XO Inc. indicated that it was considering, among other options, lighting its dark fiber in the United States to create wavelength capacity, XO Inc. is in material breach of certain of its contractual obligations to Level 3. On January 19, 2006, Level 3 requested that XO Inc. sign an agreement to arbitrate the dispute. On May 5, 2006, the Company filed a complaint in the Delaware Court of Chancery seeking a declaratory judgment regarding the Company’s rights under various agreements between the parties.
     On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XO, that XO had breached its agreements with Level 3, and that XO had breached its covenant of good faith and fair dealing. The counterclaim requested that the court award Level 3 a declaratory judgment, specific performance; issue a declaration of anticipatory repudiation regarding Level 3’s rights under the agreements, and unspecified damages. On July 11, 2006 XO filed an amended compliant clarifying its claim. The Company believes that the Level 3 claim has little merit.
Verizon Indemnification Notice
     On or about October 12, 2005, pursuant to certain indemnification provisions contained in a March 14, 2002 Services Agreement in which XO Interactive (“XOI”), a subsidiary of XO LLC, is providing services to VSSI/Verizon (“Verizon”), Verizon notified XOI that Verizon and its subsidiaries, among others, had been sued by Aerotel, Ltd. for breach of contract and declaratory judgment in the United States Court for the Southern District of New York on January 7, 2005. (Aerotel, LTD v Verizon Company et al (CA 05 CV 0120 (TPG))). The suit relates to certain prepaid calling card services, and Aerotel’s claim that Verizon’s provision of those services are covered by an Aerotel patent, and unless licensed, infringe that patent; that Verizon obtained a license under the patent from Aerotel; but that Verizon has defaulted in payment of licensing royalties. XOI has not acknowledged any such infringement, or liability either to Verizon or Aerotel, but is cooperating both with Verizon, with respect to the indemnity provisions, and Aerotel, with respect to its subpoena to XOI for information and documents
Verizon Indemnification Notice II
     On or about June 20, 2006, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement in which XOI is providing services to VSSI/Verizon (“Verizon”), Verizon notified the Company that Verizon and its subsidiaries, among others, had been sued by TGIP, Inc. for patent infringement in the United States Court for the Eastern District of Texas on or about March 17, 2006 (TGIP, Inc. v AT&T Corp, Verizon Communications et al (CA 2:06-CV-105 (LED)). Although Verizon has made no formal demand for indemnification, XOI intends to cooperate with Verizon pursuant to its obligations under the Agreement.
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

     The Credit Facility contains covenants that restrict, among other things, the amount of the Company’s capital expenditures and the Company’s ability to borrow money, grant additional liens on its assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. A company controlled by Mr. Icahn, the Company’s Chairman of the Board of Directors and majority stockholder, holds more than 90% of the principal amount of the loans outstanding under the Credit Facility. Because amendments to or waivers of covenants under the Credit Facility generally require the approval or consent of holders of a majority of the outstanding principal amount under the Credit Facility, decisions whether to amend or waive compliance with such covenants by the holders of loans under the Credit Facility can be made by Mr. Icahn. The Credit Facility includes a financial covenant requiring the Company to maintain minimum consolidated EBITDA for the twelve-month period ending each fiscal quarter. The Company did not meet this covenant in 2005 and, based on current financial results and the Company’s current business plan, the Company does not expect to comply with this covenant in 2006. The Company has obtained waivers through June 30, 2007, but it cannot be certain that the Company will be able to obtain any further waivers of this, or any other, covenant under the Credit Facility.
     If the Company is not able to (i) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved or (ii) repay the Credit Facility with a new debt or equity offering so that the Company is in compliance, under the current accounting guidelines the Company will be required to reclassify the approximately $317.7 million of its outstanding long term debt to short term debt as of September 30, 2006. While the existing waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until as of September 30, 2007, this reclassification would cause a significant deterioration to the Company’s disclosed working capital and financial position. The security for the Credit Facility consists of substantially all of the Company’s wireline and wireless assets. A default under the Credit Facility could adversely affect the Company’s rights, and its ability to perform its obligations, under other commercial agreements.
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

     On November 4, 2005, the Company entered into the Equity Purchase Agreement with Elk Associates which, as amended on March 1, 2006, provided for the sale of the Company’s wireline business. Following that sale, the Company would have been debt-free, and it expected to have more than $300 million in cash to fund the development of its early stage wireless business and for other corporate purposes. The Equity Purchase Agreement was mutually terminated on March 30, 2006 and, accordingly, the contemplated sale of the Company’s wireline business will not occur. In light of the termination of the Elk Associates Equity Purchase Agreement on March 30, 2006, the Company is evaluating its strategic direction and the feasibility of alternatives, including possibly refinancing the Credit Facility, consummating one or more business combinations, divesting certain assets and/or raising capital through one or more offerings of debt and/or equity securities. In May 2006, the Company retained Bluefish Capital, Inc., a financial advisor, to assist in exploring strategic alternatives. The evaluation of strategic alternatives requires significant management attention and could cause significant uncertainty among the Company’s customers, vendors, and employees, as well as with respect to its financial position and operations. There can also be no assurance that the Company will be able to successfully identify an alternative strategy to the sale of its wireline business in a timely manner, or at all, or that the Company would successfully execute such strategy. Consequently, the failure of the sale of the wireline business to be consummated could have material adverse consequences on the Company’s financial position and results of operations.
The Company incurred a net loss in the past and, in the near term, may not generate funds from operations sufficient to meet all of its cash requirements.
     For each period since inception, the Company has incurred net losses. For the year ended December 31, 2005 and the six months ended June 30, 2006, the Company has posted a net loss attributable to common stockholders of approximately $159.2 million and $86.4 million, respectively. In the near term, the Company expects to use cash to fund its ongoing capital expenditure requirements.
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

     As of June 30, 2006, the Company does not have any individual customers who provide more than 10% of its total revenue. However, the Company has substantial business relationships with several large telecommunications carriers for whom it provides wireless, local and long distance transport services. The highly competitive environment and the industry consolidation in the long distance and wireless markets has challenged the financial condition and growth prospects of some of the Company’s carrier customers, and has caused such carrier customers to optimize the telecommunications capacity that they utilize among competing telecommunications services providers’ networks, including the Company’s. Replacing this revenue may be difficult because individual enterprise and small to medium business customers tend to place smaller service orders than the Company’s larger carrier customers. In addition, pricing pressure on products that the Company sells to its carrier customers may challenge its ability to grow revenue from carrier customers. As a result, if the Company’s larger carrier customers terminate the services they receive from it, the Company’s revenues and results of operations could be materially and adversely affected.
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
     The FCC has provided “safe harbor” examples of what would constitute substantial service for a LMDS and 39 GHz licensee. For an LMDS licensee that chooses to offer point-to-multipoint services, a demonstration of coverage to 20% of the population of its licensed area at the ten-year mark would constitute substantial service. In the alternative, for an LMDS licensee that chooses to offer fixed, point-to-point services, the construction of four permanent links per one million people in its licensed area would constitute substantial service. For a 39 GHz licensee, the FCC adopted the safe harbor of four links per million population. The FCC has taken a flexible approach to assessing whether LMDS and 39 GHz licensees are providing substantial services, including, for example, determining that a licensee is providing niche, specialized or technologically sophisticated services.
     Management expects the Company’s FCC licenses will not be reviewed for substantial service on a company-wide basis but rather on a license-by-license basis. While management expects that the Company will be able to demonstrate that it is providing substantial service for each of its licenses, the FCC may modify its definition of substantial service.

     In addition, the recent termination of the Equity Purchase Agreement relating to the sale of the Company’s wireline business may jeopardize the renewal of its LMDS and 39 GHz licenses. Without the liquidity that would have been provided by that sale, and in light of the financing challenges presented by the Credit Facility and the Company’s financial performance, there can be no assurance that the Company will have the available resources to effectively launch the wireless business and meet the FCC’s “substantial service” requirements for the renewal of the LMDS licenses.
If the Company does not secure a waiver of the substantial performance obligations for its A3 Block in New York, it may lose that LMDS license.
     The only exception to the Company’s 2008 deadlines for demonstrating that it is providing substantial service through its LMDS licenses relates to its A3 Block of LMDS spectrum in eight core counties in the New York market. While that license was renewed by the FCC through 2016, the Company must nonetheless demonstrate that it is providing substantial service using this license by March 2007. The Company submitted a request to the FCC on January 12, 2005 to extend the deadline for construction of the facilities authorized by the A3 Block license in New York until October 2008 to conform to the construction deadline of the Company’s other LMDS licenses. This request is still pending with the FCC. If the Company does not secure a grant of this construction extension request, there is a risk that the Company may lose that particular LMDS license.
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
     The provision of the Company’s services may require that it enters into arrangements with certain property owners in order to attach equipment inside or on the rooftops of buildings where customers are located. Similar agreements may also be required in order to access transmission towers or buildings that the Company plans to use as hubs or repeaters for its networks. However, the Company may be unable to enter into access arrangements on favorable terms, or at all and therefore may be unable to service certain prospective customers. In addition, the general unavailability of transmission towers may hinder the expansion of the Company’s networks.
Additional spectrum may become available from the FCC, increasing the number of and/or viability of the Company’s competitors or even allowing the Company’s customers or potential customers to obtain their own spectrum outright, reducing their need to obtain spectrum or services from the Company.
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
     An entity owned and controlled by Mr. Icahn, Chairman of the Company’s Board of Directors, filed an amendment to its Form 13D with the Commission on May 1, 2006 disclosing that Mr. Icahn’s beneficial ownership (as defined therein) of the Company’s common stock was approximately 58.5% as of such date. As a result, Mr. Icahn has the power to elect all of the Company’s directors. Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers and the sale of substantially all of the Company’s assets and amendments to it certificate of incorporation and by-laws.
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
     As of August 4, 2006, there were 182,001,285 shares of the Company’s common stock outstanding. The shares of common stock owned by an entity owned and controlled by Mr. Icahn are restricted shares that may be sold only under a registration statement or an exemption from federal securities registration requirements. Mr. Icahn, through Cardiff, has the right to require the Company to register under the Securities Act of 1933, as amended, shares of the Company’s common stock held by Cardiff and to include shares of the Company’s common stock held by Cardiff in certain registration statements filed by the Company from time to time.
     In addition, as of August 8, 2006, 4,000,000 shares of the Company’s 6% Class A Convertible Preferred Stock were outstanding. At such time, such shares of Preferred Stock were convertible into approximately 47,784,800 shares of the Company’s common stock. However, pursuant to the terms of the Preferred Stock, the number of shares of common stock into which the Preferred Stock is convertible increases quarterly. A majority of the Preferred Stock is held by Cardiff and the remainder is held by various stockholders. Cardiff and such stockholders have the have the right to require the Company to register the Preferred Stock and the shares of common stock into which it is convertible under the Securities Act, and to include such Preferred Stock and/or common stock in certain registration statements filed by the Company from time to time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The XO Communications, Inc. annual meeting of shareholders was held on June 21, 2006 in New York, New York. At the 2006 annual meeting of shareholders, the shareholders elected the following individuals to the Board of Directors for the succeeding year and until their successors are duly qualified and elected:

	Votes For	Votes Withheld
Carl C. Icahn	127,768,548	67,403,885
Carl J. Grivner	127,759,950	67,412,483
Jon F. Weber	127,780,053	67,392,380
Adam Dell	128,853,751	66,318,682
Vincent J. Intrieri	128,853,751	66,318,682
Keith Meister	127,775,053	67,397,380
Robert Knauss	128,537,832	66,634,601
Fredrik Gradin	127,774,903	67,397,530
Item 5. Other Information.
     None.
Item 6. Exhibits.

2.1	Agreement and Plan of Merger, dated as of February 28, 2006, by and among XO Communications, Inc., XO Holdings, Inc. and XO Communications, LLC (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

2.2	Amendment No. 1 to Equity Purchase Agreement, dated as of March 1, 2006, by and among XO Holdings, Inc., XO Communications, LLC (as successor by merger to XO Communications, Inc.) and Elk Associates LLC (Incorporated herein by reference to exhibit 2.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

2.3	Letter Agreement, dated March 30, 2006, between the XO Holdings, Inc. and Elk Associates LLC (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on June 30, 2006)

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (Incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (Incorporated herein by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.3	Bylaws of XO Holdings, Inc. (Incorporated herein by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

10.4	Waiver Agreement, dated as of April 28, 2006, between the Company, its subsidiaries and Arnos Corp., as Requisite Lenders (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K/A of XO Holdings, Inc., filed on May 2, 2006)

10.5	Amendment No. 1 to Registration Rights Agreement made and enacted by XO Holdings, Inc. as of April 28, 2006 (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K/A of XO Holdings, Inc., filed on May 2, 2006)

31.1	Rule 13a — 14(a)/15(d) — 14(a) Certifications

31.2	Rule 13a — 14(a)/15(d) — 14(a) Certifications

32.1	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	XO HOLDINGS, INC.

	By:	/s/ Gregory W. Freiberg Name:Gregory W. Freiberg
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)