Form 10-Q
period 2006-09-30
XO HOLDINGS INC
filed 2006-11-09
CIK 1111634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of November 3, 2006, the number of shares of common stock of XO Holdings, Inc. issued and outstanding was 182,001,285.

XO Holdings, Inc. and Subsidiaries
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
XO Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$164,556	$176,838
Marketable securities and other investments	7,190	7,150
Accounts receivable, net of allowance for doubtful accounts of $27,931 at September 30, 2006, and $36,061 at December 31, 2005, respectively	126,137	137,564
Other current assets	32,486	34,106

Total current assets	330,369	355,658
Property and equipment, net	681,230	717,627
Broadband wireless licenses, net	35,782	40,527
Other intangibles, net	33,586	51,252
Other assets, net	38,926	37,661

Total assets	$1,119,893	$1,202,725

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,139	$79,935
Other current liabilities	205,641	216,278

Total current liabilities	290,780	296,213
Long-term debt and accrued interest payable	327,098	301,113
Other long-term liabilities	62,987	65,755

Total liabilities	680,865	663,081
6% Class A convertible preferred stock	227,105	217,056
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: 4,000,000 shares of 6% Class A convertible preferred stock issued and outstanding on September 30, 2006 and December 31, 2005	—	—
Warrants and common stock, par value $0.01 per share, 1,000,000,000 shares authorized: 182,001,285 and 181,933,035 shares issued and outstanding on September 30, 2006 and December 31, 2005, respectively	968,377	976,447
Deferred compensation	—	(77)
Accumulated other comprehensive income	860	820
Accumulated deficit	(757,314)	(654,602)

Total stockholders’ equity	211,923	322,588

Total liabilities, convertible preferred stock and stockholders’ equity	$1,119,893	$1,202,725

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue	$352,334	$358,672	$1,056,307	$1,082,341
Cost and expenses
Cost of service (exclusive of depreciation and amortization)	141,840	147,009	449,310	432,955
Selling, operating, and general	176,930	177,712	537,147	557,179
Depreciation and amortization	50,103	57,269	154,837	176,731
Loss on sale of property and equipment	31	—	31	—

Total costs and expenses	368,904	381,990	1,141,325	1,166,865

Loss from operations	(16,570)	(23,318)	(85,018)	(84,524)
Interest income	2,111	2,488	6,207	6,308
Investment gain (loss), net	37	(676)	37	936
Interest expense, net	(8,550)	(9,128)	(23,938)	(25,720)

Net loss	(22,972)	(30,634)	(102,712)	(103,000)
Preferred stock accretion	(3,387)	(3,221)	(10,048)	(9,464)

Net loss attributable to common shares	$(26,359)	$(33,855)	$(112,760)	$(112,464)

Net loss attributable to common shares, basic and diluted	$(0.14)	$(0.19)	$(0.62)	$(0.62)

Weighted average shares, basic and diluted	182,001,285	181,933,035	181,960,722	181,933,035

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
OPERATING ACTIVITIES
Net loss	$(102,712)	$(103,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	154,837	176,731
Accrual of interest expense	25,985	25,640
Stock-based compensation	1,714	131
Realized gain on investments	—	(936)
Changes in assets and liabilities:
Accounts receivable	11,427	11,369
Other assets	(7,207)	(1,993)
Accounts payable	(9,213)	1,466
Accrued and other liabilities	(11,314)	(37,844)

Net cash provided by operating activities	63,517	71,564

INVESTING ACTIVITIES
Capital expenditures	(81,611)	(63,309)
Proceeds from sale of marketable securities, investments and other assets	7,562	6,145
Proceeds from release of escrow account	—	25,430

Net cash used in investing activities	(74,049)	(31,734)

FINANCING ACTIVITIES
Repayments of capital leases	(2,091)	(2,176)
Proceeds from exercise of stock options	341	—

Net cash used in financing activities	(1,750)	(2,176)

Net (decrease) increase in cash and cash equivalents	(12,282)	37,654
Cash and cash equivalents, beginning of period	176,838	233,989

Cash and cash equivalents, end of period	$164,556	$271,643

SUPPLEMENTAL DATA
Cash paid for interest	$1,399	$2,270
Accrued interest converted to long-term debt	$25,985	$25,640
See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     XO Holdings, Inc., (the “Company”) is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. The Company operates its business in two segments through two primary operating subsidiaries. XO Communications, LLC (“XO LLC”) operates the Company’s wireline business under the trade name “XO Communications” (“XOC”). Nextlink Wireless, Inc. (“Nextlink”) operates the Company’s wireless business under the trade name “Nextlink”. See Note 3 for further information on the Company’s segments. In October 2006, the Company further organized XOC into two business units — Business Services, focused on enterprise and government customers and Carrier Services, focused on wholesale telecommunications provider customers.
     Basis of Presentation
     The condensed consolidated financial statements of the Company are unaudited and have been prepared in accordance with guidelines established for interim financial statements by the instructions of the Securities and Exchange Commission (the “SEC”) to Form 10-Q and generally accepted accounting principles in the United States (“GAAP”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     Operating results for any interim period are not necessarily indicative of the results for a full year or for any subsequent interim period. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States applicable to interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company, included in its Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”) filed with the SEC on March 16, 2006.
     Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in Note 2, Summary of Significant Accounting Policies, in the 2005 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales credits, cost of service, valuation of long-lived assets, goodwill and other intangible assets, and taxes.
     Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold which a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007. The Company is in the process of determining how its adoption of FIN 48 will impact its financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is in the process of determining how its adoption of SFAS 157 will impact its financial position and results of operations.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. The Company is in the process of determining how its adoption of SAB 108 will impact its financial position and results of operations.
     On July 6, 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No.06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3, effective for the Company’s fiscal year beginning January 1, 2007, requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross (included in revenues and costs) or net (excluded from revenue) basis. The Task Force reached consensus if taxes are reported on a gross basis, the amount of those taxes must be disclosed for each period for which an income statement is presented. The Company is in the process of determining how its adoption of EITF 06-3 will impact its financial position and results of operations.
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
     Use of Estimates and Assumptions
     The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates.
     During the nine months ended September 30, 2005, the Company favorably resolved significant disputes of approximately $26.9 million. There were no comparable significant or unusual settlements during the nine months ended September 30, 2006.
     Changes in Accounting Estimates
     In the third quarter of 2006, the Company evaluated and revised its estimate for the liability associated with disputed amounts payable to third party telecommunications providers based on actual experience in settling similar disputes. The Company’s revised estimate considered a range of estimated settlements due based on the type of charge and the Company’s historical trend of resolutions for similarly disputed items. The revised estimate excluded the effect of significant or unusual disputes and settlements not considered as typical experience. Revisions to the liability for outstanding disputed invoices resulted in a reduction to cost of service of approximately $10.6 million or $0.06 per basic and diluted share for the quarter ended September 30, 2006.
     Reclassifications
     Certain prior year amounts have been reclassified to conform to current year presentation.

2. NET LOSS PER SHARE AND COMPREHENSIVE LOSS
     Net Loss Per Share
     Net loss per common share, basic and diluted, is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding for the period. In periods of net loss, unless impacted by SFAS 123(R), the assumed common share equivalents for options, warrants, and the 6% Class A convertible preferred stock are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statements of operations. As of September 30, 2006, the Company had options outstanding to purchase approximately 10.2 million shares of its common stock, of which 7.1 million shares are exercisable, and exercisable warrants to purchase up to an additional 23.7 million shares of common stock that can further dilute investors, if exercised.
     Comprehensive Loss
     Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss for each respective period presented (amounts in thousands):

	Three Months Ended
	September 30,
	2006	2005
Net loss	$(22,972)	$(30,634)
Other comprehensive loss
Net unrealized loss on investments	(240)	(220)

Comprehensive loss	$(23,212)	$(30,854)

	Nine Months Ended
	September 30,
	2006	2005
Net loss	$(102,712)	$(103,000)
Other comprehensive loss
Net unrealized gain (loss) on investments	40	(3,000)
Reclassification adjustment for gain included in net income	—	(532)

Comprehensive loss	$(102,672)	$(106,532)

3. SEGMENT INFORMATION
     Overview
     Prior to 2006, the Company operated, managed and reported as one segment. Due to the operational development of its wireless assets, the Company is now operating its business in two segments—wireline services that are provided through XOC and wireless services that are provided through Nextlink. In the summary financial information below, the comparative periods for 2005 have been modified to conform to the current year’s segment presentation. Beginning July 1, 2006, certain indirect monthly expenses, not specifically related to XOC or Nextlink, including corporate operational and general expenses such as, but not limited to, facilities and information technology, are being allocated between XOC and Nextlink. For the three months ended September 30, 2006, approximately $0.3 million of expenses were allocated to Nextlink. The Company’s two segments, XOC and Nextlink, are managed separately. Furthermore, each segment requires different resources, expertise and marketing strategies. The Company’s chief operating decision maker regularly reviews the results of operations at the segment level to evaluate performance and allocate resources.
     XOC
     XOC provides a comprehensive array of wireline telecommunications using both traditional delivery methods and Internet Protocol (“IP”) technology. XOC’s services are marketed primarily to business customers, ranging from small and medium sized businesses to Fortune 500 companies. XOC’s services are also marketed to telecommunications carriers and wholesale customers. XOC’s service portfolio includes high speed data, dedicated Internet access, private networking, and next generation voice solutions.
     To serve the broad telecommunications needs of its customers, XOC operates a network comprised of a series of fiber optic cable rings located in the central business districts of numerous metropolitan areas. These rings are connected primarily by a network of dedicated wavelengths of transmission capacity. By integrating these networks with advanced telecommunications technologies, XOC is able to provide a comprehensive array of telecommunications services primarily or entirely over a network that it owns or controls, from the initiation of the data or voice transmission to the point of termination. This integrated network provides multi-location businesses with a single source telecommunications solution within a metropolitan area and across the country.

     Nextlink
     Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum in the 28 GHz range (“LMDS”) and in the 39 GHz range. Nextlink’s licensed wireless spectrum covers 75 U.S. markets. Currently, Nextlink has entered into agreements to provide services in Texas, California, Florida and Washington, D.C., and expects to launch service in additional markets over the next two years. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to seven miles.
     Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization, and redundancy. Nextlink’s products provide critical telecommunications links within customer networks without requiring them to construct their own facilities or purchase capacity from the regional ILECs. Nextlink products also provide carriers and end-user customers with network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters or other disruptions than traditional, terrestrial telecommunications networks.
     The following tables provide summarized unaudited financial information of the Company’s two reportable segments for the respective periods presented (amounts in thousands):

	Three Months Ended				Three Months Ended
	September 30, 2006				September 30, 2005
			Intercompany				Intercompany
	XOC	Nextlink	Elimination	Consolidated	XOC	Nextlink	Elimination	Consolidated
Revenue	$351,799	$751	$(216)	$352,334	$358,583	$89	$—	$358,672

Depreciation and amortization	48,454	1,649	—	50,103	55,621	1,648	—	57,269

Loss from operations	(13,000)	(3,570)	—	(16,570)	(21,194)	(2,124)	—	(23,318)

Interest income				2,111				2,488
Investment gain (loss), net				37				(676)
Interest expense, net				(8,550)				(9,128)

Net loss				$(22,972)				$(30,634)

Capital expenditures	$31,681	$371	$—	$32,052	$23,585	$195	$—	$23,780

	Nine Months Ended				Nine Months Ended
	September 30, 2006				September 30, 2005
			Intercompany				Intercompany
	XOC	Nextlink	Elimination	Consolidated	XOC	Nextlink	Elimination	Consolidated
Revenue	$1,055,545	$978	$(216)	$1,056,307	$1,082,252	$89	$—	$1,082,341

Depreciation and amortization	149,886	4,951	—	154,837	172,351	4,380	—	176,731

Operating loss	(70,978)	(14,040)	—	(85,018)	(78,841)	(5,683)	—	(84,524)

Interest income				6,207				6,308
Investment gain (loss), net				37				936
Interest expense, net				(23,938)				(25,720)

Net loss				$(102,712)				$(103,000)

Capital expenditures	$79,082	$2,529	$—	$81,611	$63,029	$280	$—	$63,309

			Intercompany
Total Assets	XOC	Nextlink	Elimination	Consolidated
September 30, 2006	$1,078,357	$41,649	$(113)	$1,119,893

December 31, 2005	$1,159,256	$43,469	$—	$1,202,725

4. MARKETABLE SECURITIES AND OTHER INVESTMENTS
     The book value, amortized cost basis and gross unrealized gains of the Company’s marketable securities and other investments available-for-sale as of September 30, 2006 and December 31, 2005, are presented in the table below. Other investments as of September 30, 2006 and December 31, 2005 consisted of investments in McLeodUSA, Inc. (“McLeod”) (amounts in thousands):

			Gross Unrealized
	Book Value	Cost Basis	Holding Gains
As of September 30, 2006
Marketable securities	$2,400	$1,540	$860
Other investments	4,790	4,790	—

Total marketable securities and other investments	$7,190	$6,330	$860

As of December 31, 2005
Marketable securities	$2,360	$1,540	$820
Other investments	4,790	4,790	—

Total marketable securities and other investments	$7,150	$6,330	$820

     On January 6, 2006, McLeod emerged from Chapter 11 bankruptcy. The Company has a junior prepetition lender claim resulting from its ownership of McLeod’s debt instruments, which was converted into shares of McLeod’s new common stock, which were issued in October 2006.
5. LONG-LIVED ASSETS
     The Company’s long-lived assets include property and equipment, broadband wireless licenses, and identifiable intangible assets to be held and used.
     Property and Equipment
     Property and equipment consisted of the components presented in the table below (amounts in thousands):

	September 30, 2006	December 31, 2005
Telecommunications networks and acquired bandwidth	$828,406	$751,487
Furniture, fixtures, equipment, leasehold improvements and other	288,078	258,034

	1,116,484	1,009,521
Less: accumulated depreciation	(515,395)	(387,334)

	601,089	622,187
Construction-in-progress and undeployed assets	80,141	95,440

Property and equipment, net	$681,230	$717,627

     Depreciation expense for the three and nine months ended September 30, 2006 was $42.6 million and $132.4 million, respectively. Depreciation expense for the three and nine months ended September 30, 2005 was $44.8 million and $140.0 million, respectively. Assets classified as construction-in-progress and undeployed assets are not being depreciated as they have not yet been placed in service. During the three and nine months ended September 30, 2006, the Company capitalized interest on construction costs of $1.4 million and $3.5 million, respectively. During the three and nine months ended September 30, 2005, the Company capitalized interest on construction costs of $1.0 million and $2.8 million, respectively.
     Broadband Wireless Licenses
     Broadband wireless licenses are presented in the table below (amounts in thousands):

	September 30, 2006	December 31, 2005
Broadband wireless licenses	$59,508	$59,508
Less: accumulated amortization	(23,726)	(18,981)

Broadband wireless licenses, net	$35,782	$40,527

     Amortization expense related to broadband wireless licenses was $1.5 million for the three months ended September 30, 2006 and 2005 and $4.7 million for the nine months ended September 30, 2006 and 2005. As of September 30, 2006, the Company had approximately $23.5 million of broadband wireless licenses that have not yet been placed in service and, accordingly, are not currently being amortized. The Company has formulated plans to place its remaining broadband wireless licenses into service as to allow for license renewal for a subsequent 10 year term.

     Other Intangibles
     Other intangible assets consisted of the components presented in the table below (amounts in thousands):

	September 30,
	2006	December 31, 2005
Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	127,560	127,560
Less accumulated amortization	(111,707)	(94,041)

	15,853	33,519
Goodwill — indefinite life asset	1,071	1,071
XO Trade name — indefinite life asset	16,662	16,662

Other intangibles, net	$33,586	$51,252

     Amortization expense related to other intangible assets was $6.0 million and $17.7 million, respectively for the three and nine months ended September 30, 2006 and $11.0 million and $32.0 million for the three and nine months ended September 30, 2005, respectively.
     Estimated Amortization Expense
     Based solely on the carrying amount of broadband wireless licenses and other intangible assets in service as of September 30, 2006, the estimated amortization expense for each of the next five years ending December 31 is as follows (amounts in thousands):

Period	Estimated Amortization Expense
October — December 2006	$7,443
2007	16,319
2008	4,225
2009	108
2010	81
6. LONG-TERM DEBT
     As of September 30, 2006, long-term debt consisted of $326.9 million in principal associated with a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009. From the Company’s emergence from bankruptcy through September 30, 2006, more than 90% of the underlying loans of the Credit Facility were held by an entity controlled by Mr. Carl C. Icahn, Chairman of the Company’s Board of Directors. As of September 30, 2006, the Company had $0.2 million of accrued interest that, if not paid, converts to principal. As of September 30, 2006, there are no additional borrowings available under the Credit Facility. There are no scheduled current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for four consecutive quarters exceeds 4:1, the Company would be required to pay cash interest, unless waived by the lenders. The Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or at a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. In the fourth quarter of 2005, the Company voluntarily repaid $100 million of its outstanding indebtedness under the Credit Facility. At September 30, 2006, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 11.34%.

     The security for the Credit Facility consists of all assets of the Company including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. For the twelve-month period ended September 30, 2006, the Company was required to achieve a minimum consolidated EBITDA, as defined in the Credit Facility, of not less than $315.0 million. The Company was also required, under the terms of the Credit Facility, to maintain an unrestricted cash balance of $25.0 million at the end of each fiscal quarter.
     The Company does not expect to meet its EBITDA covenant for the twelve-month period ended September 30, 2007. On November 3, 2006, XOC obtained a waiver of compliance with respect to the minimum consolidated EBITDA covenant contained in the Credit Facility for the fiscal quarter ended September 30, 2007. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended December 31, 2007. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of the Company’s loans outstanding under that agreement.
     In the event that the Company anticipates it will not be in compliance with the minimum consolidated EBITDA covenant upon the first quarterly measurement date following the expiration of the most recent waiver, there can be no guarantee that it will be able to obtain another waiver. If the Company is not able to (i) obtain another waiver, (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved, or (iii) repay the Credit Facility with a new debt or equity offering so that the Company is in compliance, the Company will be required to reclassify the approximately $327.1 million of its outstanding long term debt to short term debt as of December 31, 2006. Management is currently evaluating alternative financing available to repay the Credit Facility, including equity or refinancing this credit facility.
7. RELATED PARTY TRANSACTIONS
     Various entities controlled by Mr. Icahn hold the following interests in the Company:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock
At December 31, 2005	Greater than 50%	Greater than 40%	Greater than 90%	95%
At September 30, 2006 (1)	Greater than 50%	Greater than 40%	Greater than 90%	52%

(1)	According to Amendment No. 8 to the Schedule 13D of Cardiff Holding LLC (“Cardiff”), filed with the Securities and Exchange Commission on May 1, 2006, on April 28, 2006, Cardiff, an Icahn affiliated entity, sold in a private sale to qualified institutional buyers an aggregate of 1,725,000 shares of the Company’s 6% Class A Convertible Preferred Stock (the “Preferred Stock”).
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
     The Company provides certain telecommunications services, to companies affiliated with Mr. Icahn at prices comparable to those paid by unaffiliated third parties. The total revenue recognized on such services for the three months ended September 30, 2006 and 2005 was $0.8 million and $0.7 million, respectively. The total revenue recognized on such services for the nine months ended September 30, 2006 and 2005 was $2.4 million and $2.5 million, respectively.

     During the three months ended September 30, 2006 and 2005 the Company did not make any significant purchases from companies affiliated with Mr. Icahn. During the nine months ended September 30, 2006 and 2005 the Company purchased, at prices comparable to those paid to unaffiliated third parties, approximately $0.5 million and $0.6 million, respectively, in various products and services from Icahn affiliates.
     During the three months ended September 30, 2006 and 2005, the Company purchased approximately $0.6 million and $0.3 million, respectively in hardware and services from Dell Computers, Inc. During the nine months ended September 30, 2006 and 2005, the Company purchased approximately $2.7 million and $0.8 million, respectively, in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO director, is the brother of Mr. Michael Dell, the Chairman of Dell Computers, Inc.
8. SHARE-BASED PAYMENTS
Share-based payment arrangements
     XO Holdings, Inc. 2002 Stock Incentive Plan
     The Company’s 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”) was initially adopted in January 2003 by XO Communications, Inc, (“XO Inc”) the predecessor to the Company and was assumed by the Company on February 28, 2006. Under the 2002 Stock Incentive Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The 2002 Stock Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the discretionary authority to determine all matters relating to awards of stock options and restricted stock, including the selection of eligible participants, the number of shares of common stock to be subject to each option or restricted stock award, the exercise price of each option, vesting, and all other terms and conditions of awards. Generally, the awards vest ratably over periods ranging from two to four years, and in most cases, the exercise price is greater than or equal to the market price of the stock on the date of grant. Unless the Compensation Committee designates otherwise, all options expire on the earlier of (i) ten years after the date of grant, (ii) twelve months after termination of employment with the Company due to death or complete and permanent disability, (iii) immediately upon termination of employment by the Company for cause, or (iv) three months after termination of employment by the employee or by the Company for other than cause.
     In June 2003, the Compensation Committee of XO Inc.’s Board of Directors approved the adoption of the 2003 Employee Retention and Incentive Plan, which is a component of the 2002 Stock Incentive Plan assumed by the Company. The Employee Retention and Incentive Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees based upon the attainment of certain performance goals. Pursuant to the Employee Retention and Incentive Plan, as of December 31, 2005 and September 30, 2006, the Company had outstanding fully vested options to purchase an aggregate of 83,390 shares of Company common stock at an exercise price of $5.84 per share. No further grants under the Employee Retention and Incentive Plan are permitted.
     In June 2003, XO Inc. adopted the 2003 Annual Bonus Plan (the “Bonus Plan”), which was assumed by the Company on February 28, 2006. The Bonus Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees who were ineligible to participate in the Employee Retention and Incentive Plan. The payment of bonuses and the issuance of options under the Bonus Plan were contingent upon the same performance targets as contained in the Employee Retention and Incentive Plan. As of September 30, 2006, the Company had outstanding options to purchase 19,057 shares of Company common stock under the Bonus Plan. No further grants under the Bonus Plan are permitted.
     Adoption of SFAS 123(R)
     In December 2004, the FASB issued Statement of Financial Account Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

     Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Under this method, compensation costs for all awards granted, after the date of adoption, and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Additionally, the Company estimates forfeitures over the requisite service period. When recognizing compensation expense, these estimates are adjusted to the extent to which actual forfeitures differ, or are expected to materially differ, from such estimates.
     Stock-Based Compensation Expense
     Net loss for the three and nine months ended September 30, 2006, includes $0.3 million and $1.7 million, respectively, of compensation costs related to stock-based compensation arrangements described above.
     Stock-Based Compensation Activity
     A summary of stock option activity as of September 30, 2006, and changes during the nine-month period, is as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2005	9,296,457	$5.06
Granted	1,578,000	5.10
Forfeited	(251,399)	5.15
Expired	(402,396)	5.14
Exercised	(68,250)	5.38

Outstanding at September 30, 2006	10,152,412	$5.06	7.9 years	—

Exercisable at September 30, 2006	7,103,422	$5.03	6.7 years	—

Expected to vest at September 30, 2006	2,704,454	$5.12	8.7 years	—

     The aggregate intrinsic value is calculated as the difference between the exercise price and market value of the underlying common stock as of September 30, 2006. However, no options were “in-the-money” as of September 30, 2006. No options were exercised during the three months ended September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was not significant.
     The weighted average grant-date per option fair value of options outstanding as of September 30, 2006 and 2005 was $2.56 and $2.58, respectively.
     As of September 30, 2006, there was approximately $4.2 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.
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
     The total fair value of vested shares as of September 30, 2006 was $18.9 million. The Black-Scholes model uses the assumptions noted in the tables below to compute a fair value of each option grant. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price since emergence from Chapter 11 Bankruptcy in January 2003. The expected term was calculated based upon the simplified method for estimating expected terms as allowed under SEC Staff Accounting Bulletin (“SAB”) No. 107. The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future.

	Three Months Ended September 30,
	2006	2005
Weighted average grant date price per share of Company stock	$4.24	$2.61
Weighted average exercise price	$5.00	$5.00
Range of expected volatility	64.20—65.26%	61.00%
Range of risk free interest rate	4.51—5.04%	4.00%
Dividend yield	0.00%	0.00%
Expected term (in years)	6.25	4.00

	Nine Months Ended September 30,
	2006	2005
Weighted average grant date price per share of Company stock	$4.50	$2.77
Weighted average exercise price	$5.10	$5.00
Range of expected volatility	62.00—66.09%	61.00%
Range of risk free interest rate	4.33—5.04%	3.70%
Dividend yield	0.00%	0.00%
Expected term (in years)	6.25	4.00
     Prior Period Pro Forma Disclosures
     Under the modified prospective method, the results for the three and nine months ended September 30, 2005 presented herein were not restated to include stock compensation expense. The Company previously applied the recognition and measurement principles of APB 25 and provided the pro forma disclosures required by SFAS 123. Under this method, no compensation expense was recorded if stock options were granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the grant date. The following table summarizes the effect on net income and earnings per share if the Company had applied the fair value method of SFAS 123, prior to January 1, 2006 (amounts in thousands except for per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss applicable to common shares, as reported	$(33,855)	$(112,464)
Add: Stock-based employee compensation expense included in net loss, as reported	20	131
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(1,452)	(4,877)

Pro forma net loss applicable to common shares	$(35,287)	$(117,210)

Net loss per common share, basic and diluted — as reported	$(0.19)	$(0.62)

Net loss per common share, basic and diluted — pro forma	$(0.19)	$(0.64)

9. COMMITMENTS AND CONTINGENCIES
     Legal Proceedings
     The Company is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort, and employment matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standard 5, Accounting for Contingencies (“SFAS 5”), the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.
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
     As of September 30, 2006, the Company had $8.0 million recorded in other current assets related to certain payments made on behalf of the ATLT that it believes are reimbursable by the ATLT. In January 2006, the Company filed arbitration demands to recover from ATLT and Shared Technologies, Inc. amounts related to these payments. Arbitration between the Company and the ATLT is scheduled for hearing in March 2007. Other than this amount, the accompanying financial statements do not include any impact from the ATLT administrative claim.
     Prior to the acquisition of the Allegiance Telecom assets, XO Inc. purchased $92.5 million in face value of unsecured Allegiance Telecom debt securities. Consequently, the Company is a claimant in Allegiance Telecom’s bankruptcy seeking repayment of such unsecured debt. It is difficult to assess how much (if any) of this debt claim that the Company will recover, or when the recovery will be paid. This assessment could change based upon the total amount of the claims the ATLT is directed to pay, including in respect of the ATLT administrative claim described above, the amount of administrative costs that it incurs, and the value of its assets, including the approximately 45.4 million shares of the Company’s common stock that the ATLT received in consideration for the sale of the Allegiance Telecom assets. The Company recorded an amount due from the ATLT in the amount of $20.6 million. This amount is reported in other non-current assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2006.
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
     On March 31, 2006, the Company announced that it had reached an agreement with Elk Associates to mutually terminate the Equity Purchase Agreement. On June 29, 2006, the plaintiffs filed under seal a consolidated amended complaint in the Delaware Court of Chancery. The consolidated amended complaint recasts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction as derivative claims. The consolidated amended complaint seeks, on behalf of the Company, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under the Company’s senior secured credit agreement and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits. Trial for this matter is scheduled for early of 2008.
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
Level 3
     In March 2005, XO Inc. (“XO”) received formal notice from Level 3 asserting that, as a result of statements made in XO Inc.’s 2004 10-K, wherein XO Inc. indicated that it was considering, among other options, lighting its dark fiber in the United States to create wavelength capacity, XO Inc. is in material breach of certain of its contractual obligations to Level 3. On January 19, 2006, Level 3 requested that XO Inc. sign an agreement to arbitrate the dispute. On May 5, 2006, the Company filed a complaint in the Delaware Court of Chancery seeking a declaratory judgment regarding the Company’s rights under various agreements between the parties.
     On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XO, that XO had breached its agreements with Level 3, and that XO had breached its covenant of good faith and fair dealing. The counterclaim requested that the court award Level 3 a declaratory judgment, specific performance, issue a declaration of anticipatory repudiation regarding Level 3’s rights under the agreements, and unspecified damages. On July 11, 2006, XO filed an amended compliant clarifying its claim. The Company believes that the Level 3 claim has little merit. Trial for this matter is scheduled for August 2007.
Verizon Indemnification Notice
     On or about October 12, 2005, pursuant to certain indemnification provisions contained in a March 14, 2002 Services Agreement in which XO Interactive (“XOI”), a subsidiary of XO LLC, agreed to provide services to VSSI/Verizon (“Verizon”), Verizon notified XOI that Verizon and its subsidiaries, among others, had been sued by Aerotel, Ltd. for breach of contract and declaratory judgment in the United States Court for the Southern District of New York on January 7, 2005. (Aerotel, LTD v. Verizon Company et al (CA 05 CV 0120 (TPG))). The suit relates to certain prepaid calling card services, and Aerotel’s claim that Verizon’s provision of those services are covered by an Aerotel patent, and unless licensed, infringe that patent; that Verizon obtained a license under the patent from Aerotel; but that Verizon has defaulted in payment of licensing royalties. XOI has not acknowledged any such infringement, or liability either to Verizon or Aerotel, but is cooperating both with Verizon, with respect to the indemnity provisions, and Aerotel, with respect to its subpoena to XOI for information and documents.

Verizon Indemnification Notice II
     On or about June 20, 2006, pursuant to certain indemnification provisions contained in a March 14, 2002 Services Agreement in which XOI agreed to provide services to VSSI/Verizon (“Verizon”), Verizon notified the Company that Verizon and its subsidiaries, among others, had been sued by TGIP, Inc. for patent infringement in the United States Court for the Eastern District of Texas on or about March 17, 2006 (TGIP, Inc. v. AT&T Corp, Verizon Communications et al (CA 2:06-CV-105 (LED))). Although Verizon has made no formal demand for indemnification, XOI intends to cooperate with Verizon pursuant to its obligations under the Agreement.
      Indemnification
      From time to time, the Company agrees in the ordinary course of business to provide certain customers with indemnification related to losses caused by the Company with respect to intellectual property infringement or other claims arising from the use of the Company’s products or services. Except as otherwise discussed herein, the Company is not aware of any indemnification obligations related to intellectual property infringement or other claims arising from the use of the Company’s products or services. The Company had no recorded liabilities with respect to indemnification matters as of September 30, 2006.
10. SUBSEQUENT EVENTS
      On November 3, 2006, XOC obtained a waiver of compliance with respect to the minimum consolidated EBITDA covenant contained in the Credit Facility for the fiscal quarter ended September 30, 2007. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended December 31, 2007. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of the Company’s loans outstanding under that agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. We will discuss and provide our analysis of the following:
•	Overview of the Business;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Comparison of Segment Financial Results;

•	Critical Accounting Policies and Estimates; and

•	Regulatory Overview.
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
•	our services, including the development and deployment of data products and services based on Internet protocol (“IP”), Ethernet, broadband wireless and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network and back office systems, including with respect to the development of IP’s;

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	trends related to and expectations regarding the results of operations in future periods, including but not limited to those statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations below; and

•	the impact of judicial decisions, legislation, and regulatory developments on our cost structure, services, and marketing initiatives.
     All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the “Liquidity and Capital Resources” and “Risk Factors” discussions set forth below and the “Risks and Uncertainties” discussion and “Risk Factors” section of our 2005 Annual Report, including, but not limited to:
•	the inherent uncertainties in projecting future results for any business;

•	the inability to predict the outcome of future judicial decisions, telecommunications-related legislation or regulatory decisions, or the reaction by incumbent carriers to such developments;

•	general economic conditions in the geographic areas that we are targeting for the sale of telecommunications services;

•	the ability to achieve and maintain market penetration and revenue levels sufficient to provide financial viability to our business;

•	the quality and price of similar or comparable telecommunications services offered, or to be offered, by our current or future competitors; and

•	future telecommunications-related legislation or regulatory developments and the conduct of incumbent carriers in reaction to such developments.

Overview of the Business
     We are a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to telecommunications providers, business and government customers. We operate our business in two segments through our two primary operating subsidiaries. XO LLC operates our wireline business under the trade name “XO Communications” or “XOC.” Nextlink Wireless, Inc. operates our wireless business under the trade name “Nextlink.” As disclosed in our 2005 Annual Report, we became the successor to XO Inc. from and after February 28, 2006, after the conclusion of XO Inc.’s most recent fiscal year. For the three most recent fiscal years of XO Inc., we believe that inflation and changing prices have had no material effect on our revenue or income from operations.
     XOC Business
     XOC provides a comprehensive array of wireline telecommunications using both traditional delivery methods and IP technology. XOC’s services are marketed primarily to business customers, ranging from small and medium sized businesses to Fortune 500 companies. XOC’s services are also marketed to telecommunications carriers and wholesale customers. XOC’s service portfolio includes high speed data, dedicated Internet access, private networking, and next generation voice solutions.
     To serve the broad telecommunications needs of its customers, XOC operates a network comprised of a series of fiber optic cable rings, located in the central business districts of numerous metropolitan areas. These rings are connected primarily by a network of dedicated wavelengths of transmission capacity. XOC has completed its new nationwide inter-city fiber optics network and has begun deploying additional capacity upgrades along major routes on that network.
     By integrating these networks with advanced telecommunications technologies, XOC is able to provide a comprehensive array of telecommunications services primarily or entirely over a network that it owns or controls, from the initiation of the data or voice transmission to the point of termination. This integrated network provides multi-location businesses with a single source telecommunications solution within a metropolitan area and across the country. XOC’s intercity network spans 16,000 route miles across the United States, while its metro area networks consist of more than 9,100 route miles of fiber optic lines connecting 1,144 unique Incumbent Local Exchange Carrier (“ILEC”), end-office collocations in 37 U.S. cities.
      Nextlink Business
     Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 markets. For a complete list of the wireless spectrum held by Nextlink and the markets covered, refer to the section entitled Wireless Business Services within Item 1. Business of our Annual Report on Form 10-K filed with the SEC on March 16, 2006. Currently, Nextlink has entered into agreements to provide services in Texas, California, Florida and Washington, D.C., and expects to launch service in additional markets over the next two years. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to seven miles.
     Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization, and redundancy. Nextlink’s products provide critical telecommunications links within the customer’s networks without requiring them to construct their own facilities or purchase capacity from the regional ILECs. Nextlink products also provide carriers and end-user customers with network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters or other disruptions than traditional, terrestrial telecommunications networks.
     Nextlink provides services in an emerging market and is subject to the inherent risks of early stage enterprises. In our effort to continue the growth and development of our fixed wireless business, we continue to incur capital expenditures to purchase equipment, acquire service and hub locations and to otherwise further develop Nextlink’s information technology systems. Because the fixed wireless business is in the early stages of development, it did not contribute materially to our revenues, expenses or cash flows as reported in the accompanying unaudited condensed consolidated financial statements. However, the loss from its operations amounted to 15.5% and 13.7%, respectively, of our consolidated net loss for the three and nine months ended September 30, 2006.

     Recent Events
     In March 2006, we commenced a review of our strategic alternatives following the termination of the earlier agreement to sell XOC, our national wireline telecommunications business, to Elk Associates, LLC, an entity controlled by Carl Icahn, the Company’s majority stockholder. We continue to explore the possibility of renegotiating or refinancing our existing credit facility, consummating one or more business combinations, entering into outsourcing/managed services arrangements for various functions, divesting certain assets, business or lines of business and/or raising capital through one or more offerings of debt and/or equity securities. As part of this strategic review process, we sought, received and considered offers for the purchase of all or part of XOC, but credible offers that would have significantly enhanced shareholder value did not materialize. We have determined that a continued focus on our core businesses is our most promising strategy for maximizing shareholder value at this time, rather than a sale of XOC. As a result, we have determined no longer to actively seek offers for the sale of XOC and will continue to review our remaining alternatives.
     Another outgrowth of the strategic review is that XOC will become organized into two business units, XO Business Services, focused on enterprise and government customers and XO Carrier Services, focused on wholesale telecommunications provider customers. The creation of these business units strengthens XOC’s focus around specific customer segments and highlights XOC’s unique service capabilities in serving business and wholesale customers. Through XO Business Services, XO Carrier Services and Nextlink, we now operate three business units focused on the enterprise, wholesale carrier, and wireless markets and we are positioned to capitalize on the significant growth in IP services for enterprises, wholesale high bandwidth services for carriers, cable companies and other service providers, and the proliferation of mobile data and wireless services.
      On November 3, 2006, XOC obtained a waiver of compliance with respect to the minimum consolidated EBITDA covenant contained in the Credit Facility for the fiscal quarter ended September 30, 2007. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended December 31, 2007. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of our loans outstanding under that agreement.
Results of Operations
Overview and Comparison of Consolidated Financial Results
     The following tables contain certain data from our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and the comparable periods in 2005 (all amounts in thousands, except share and per share data). The information in these tables should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report. Forward looking information with respect to our business, on a consolidated basis, is discussed at the end of each financial results analysis.

		% of		% of
		Consolidated		Consolidated
Three Months Ended	September 30, 2006	Revenue	September 30, 2005	Revenue	Change	% Change

Revenue	$352,334	100.0%	$358,672	100.0%	$(6,338)	(1.8%)
Cost and expenses
Cost of service (exclusive of depreciation and amortization)	(141,840)	(40.3%)	(147,009)	(41.0%)	5,169	(3.5%)
Selling, operating, and general	(176,930)	(50.2%)	(177,712)	(49.5%)	782	(0.4%)
Depreciation and amortization	(50,103)	(14.2%)	(57,269)	(16.0%)	7,166	(12.5%)
Loss on sale of property and equipment	(31)	(0.0%)	—	0.0%	(31)	NM

Total cost and expenses	(368,904)	(104.7%)	(381,990)	(106.5%)	13,086	(3.4%)

Loss from operations	(16,570)	(4.7%)	(23,318)	(6.5%)	6,748	(28.9%)

Interest income	2,111	0.6%	2,488	0.7%	(377)	(15.2%)
Investment gain (loss)	37	0.0%	(676)	(0.2%)	713	(105.5%)
Interest expense, net	(8,550)	(2.4%)	(9,128)	(2.5%)	578	(6.3%)

Net loss	(22,972)	(6.5%)	(30,634)	(8.5%)	7,662	(25.0%)
Preferred stock accretion	(3,387)	(1.0%)	(3,221)	(0.9%)	(166)	5.2%

Net loss applicable to common shares	$(26,359)	(7.5%)	$(33,855)	(9.4%)	$7,496	(22.1%)

Net loss per common share, basic and diluted	$(0.14)		$(0.19)

Weighted average shares, basic and diluted	182,001,285		181,933,035

Gross margin (1)	$210,494	59.7%	$211,663	59.0%	$(1,169)	(0.6%)

		% of		% of
		Consolidated		Consolidated
Nine Months Ended	September 30, 2006	Revenue	September 30, 2005	Revenue	Change	% Change

Revenue	$1,056,307	100.0%	$1,082,341	100.0%	$(26,034)	(2.4%)
Cost and expenses
Cost of service (exclusive of depreciation and amortization)	(449,310)	(42.5%)	(432,955)	(40.0%)	(16,355)	3.8%
Selling, operating, and general	(537,147)	(50.9%)	(557,179)	(51.5%)	20,032	(3.6%)
Depreciation and amortization	(154,837)	(14.7%)	(176,731)	(16.3%)	21,894	(12.4%)
Loss on sale of property and equipment	(31)	(0.0%)	—	0.0%	(31)	NM

Total cost and expenses	(1,141,325)	(108.0%)	(1,166,865)	(107.8%)	25,540	(2.2%)

Loss from operations	(85,018)	(8.0%)	(84,524)	(7.8%)	(494)	0.6%

Interest income	6,207	0.6%	6,308	0.6%	(101)	(1.6%)
Investment gain	37	0.0%	936	0.1%	(899)	(96.0%)
Interest expense, net	(23,938)	(2.3%)	(25,720)	(2.4%)	1,782	(6.9%)

Net loss	(102,712)	(9.7%)	(103,000)	(9.5%)	288	(0.3%)
Preferred stock accretion	(10,048)	(1.0%)	(9,464)	(0.9%)	(584)	6.2%

Net loss applicable to common shares	$(112,760)	(10.7%)	$(112,464)	(10.4%)	$(296)	0.3%

Net loss per common share, basic and diluted	$(0.62)		$(0.62)

Weighted average shares, basic and diluted	181,960,722		181,933,035

Gross margin (1)	$606,997	57.5%	$649,386	60.0%	$(42,389)	(6.5%)

NM = Not meaningful

(1)	Gross margin is a non-GAAP financial measure, which we define as revenue less cost of service, and excludes depreciation and amortization expenses. Gross margin is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, we consider gross margin to be an important financial measure of our operating performance related solely to providing telecommunications services to our customers without taking into account expenditures that are not directly related to providing such services. We believe that gross margin allows management to further assess (i) our operating performance, (ii) profitability across our customer base and (iii) trends in our competitive and regulatory environments. Additionally, we believe that gross margin is a standard measure of operating performance that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry. We believe gross margin provides investors with an alternative means to evaluate the results of our operations. Gross margin as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies and differences in definition of gross margin. Therefore, we provide additional information on the components of gross margin throughout this report and provide the reconciliations to the most comparable GAAP financial measure. The following tables reconcile reported net loss to gross margin, as defined above, for the respective periods presented (amounts in thousands):

	Three Months Ended September 30,
	2006	2005
Net loss	$(22,972)	$(30,634)
Selling, operating and general	176,930	177,712
Interest income	(2,111)	(2,488)
Investment (gain) loss, net	(37)	676
Interest expense, net	8,550	9,128
Loss on sale of property and equipment	31	—
Depreciation and amortization	50,103	57,269

Gross margin	$210,494	$211,663

	Nine Months Ended September 30,
	2006	2005
Net loss	$(102,712)	$(103,000)
Selling, operating and general	537,147	557,179
Interest income	(6,207)	(6,308)
Investment gains, net	(37)	(936)
Interest expense, net	23,938	25,720
Loss on sale of property and equipment	31	—
Depreciation and amortization	154,837	176,731

Gross margin	$606,997	$649,386

     Revenue. Total revenue for the three months ended September 30, 2006 decreased 1.8% to $352.3 million from $358.7 million for the same period in 2005. Total revenue for the nine months ended September 30, 2006 decreased 2.4% to $1,056.3 million from $1,082.3 million for the same period in 2005. This decline reflects the expected churn in our small business customer base, partially offset by growth in voice, data and integrated products offered to our mid-size and large business customers.
     Revenue was earned from providing the following services (amounts in thousands):

	Three months ended September 30,
		% of		% of
	2006	Revenue	2005	Revenue	% Change
Voice services	$179,261	50.9%	$182,026	50.8%	(1.5%)
Data services	107,178	30.4%	108,785	30.3%	(1.5%)
Integrated voice and data services	65,895	18.7%	67,861	18.9%	(2.9%)

Total revenue	$352,334	100.0%	$358,672	100.0%	(1.8%)

	Nine months ended September 30,
		% of		% of
	2006	Revenue	2005	Revenue	% Change
Voice services	$538,978	51.0%	$556,824	51.5%	(3.2%)
Data services	317,981	30.1%	324,955	30.0%	(2.1%)
Integrated voice and data services	199,348	18.9%	200,562	18.5%	(0.6%)

Total revenue	$1,056,307	100.0%	$1,082,341	100.0%	(2.4%)

     Voice
     Voice services revenue included revenue from local and long distance voice services, interactive voice response services, other voice telecommunications based services as well as our two recently launched wholesale services, VoIP termination and VoIP origination. For the three and nine months ended September 30, 2006, revenue from voice services decreased $2.8 million or 1.5% and $17.8 million or 3.2%, respectively, compared to the same periods in 2005. These reductions were due in large measure to an expected decline in our stand-alone voice services such as business lines, trunks and retail long distance (“LD”) provided to our small business customers. These stand-alone voice services were replaced, in part, by our Flex product offering. For the three and nine months ended September 30, 2006, our wholesale voice over internet protocol (“VoIP”) LD services contributed $6.8 million and $18.1 million, respectively, to our voice revenue.
     Data
     Data services revenue included revenue from Internet access, network access and web hosting services. For the three and nine months ended September 30, 2006, revenue from data services decreased $1.6 million or 1.5% and $7.0 million or 2.1%, respectively, compared to the same periods in 2005. We have continued growth in data products of Dedicated Internet Access (“DIA”), Private Line, Ethernet, and Multi Transport Network Service (“MTNS”) to our mid-size and large customers. However this growth is offset by continued declines in our DSL, Internet Dial-Up, and Hosting services provided to our small business customers.
     Integrated Voice and Data Services
     Our integrated voice and data services include our XOptions, XOptions Flex and Total Communications service offerings. These are flat-rate bundled packages which offer a combination of voice and data services and also integrated access. For the three and nine months ended September 30, 2006, revenue from integrated voice and data services decreased by $2.0 million or 2.9% and $1.2 million or 0.6%, respectively, compared to the same periods in 2005. This decline is attributable to a planned reduction in sales of our Total Communications and Integrated Access products, which we have historically sold to small-business customers. Instead, our sales focus has shifted to selling our Flex products to mid-sized customers. XOptions Flex, our initial retail VoIP offering to mid-size customers, is continuing to show strong growth. We launched XOptions Flex in April, 2005. Since its inception, we have sold over 7,000 XOptions Flex packages. Revenue from XOptions Flex for the three and nine months ending September 30, 2006 was $10.0 million and $23.1 million, respectively, compared to $1.3 million and $1.4 million for the same periods in the prior year.

     Cost of service (excluding depreciation and amortization). Cost of service (excluding depreciation and amortization) includes third party telecommunications expenses directly associated with providing telecommunications services to customers. Cost of service includes, among other items, the cost of connecting customers to our network via leased facilities, the cost of leasing components of network facilities and costs paid to third party service providers for interconnect access and transport services. Cost of service for the three and nine months ended September 30, 2006 was $141.8 million and $449.3 million, respectively compared to $147.0 million and $433.0 million for the same periods in the prior year. The decrease in cost of service for the three months ended September 30, 2006 compared to the same period in the prior year resulted primarily from our liability estimate revisions which reduced cost of service by $10.6 million. This was partially offset by the adverse impact associated with the Triennial Review Remand Order (“TRRO”) as discussed in the “Regulatory Overview” section below. The increase in our cost of service during the nine months ended September 30, 2006 compared to the same period in the prior year resulted primarily from the adverse impact associated with the TRRO.
     Cost of service as a percentage of revenue for the three and nine months ended September 30, 2006 was 40.3% and 42.5%, respectively compared to 41.0% and 40.0% for the same periods in the prior year. The decrease in cost of service as a percentage of revenue for the three months ended September 30, 2006 compared to the same period in the prior year resulted primarily from the change in net dispute resolutions, settlements and liability estimate revisions partially offset by increased costs related to TRRO and changes in customer and product mix. The increase in our cost of service as a percentage of revenue during the nine months ended September 30, 2006 compared to the same period in the prior year resulted primarily from the adverse impacts associated with TRRO and changes in customer and product mix.
     During the nine months ended September 30, 2005, we favorably resolved significant disputes of approximately $26.9 million. There were no comparable significant or unusual settlements during the nine months ended September 30, 2006.
     Excluding the net dispute settlements and revised estimates referenced above, we anticipate cost of service as a percentage of revenue will remain relatively stable. Cost of service was adversely impacted due to the recently enacted regulatory rules on unbundled network element (“UNE”) loop and transport rates. The UNE and transport rate increases were phased in during 2005 and the first quarter of 2006. These increases are expected to have, at the end of the phase-in period (March 31, 2006), a total annualized impact, including transitional and special access rates, of approximately $58 million (prior to any optimization efforts). However, the actual impact of the UNE and transport rate increases will not be known until all the ILECs have completed their conversion processes. The Company believes that actions it has taken, including negotiating rate reductions, aggressive use of ILEC Special Access term plans, network optimization, and price increases to our customers, will offset much of these increases.
     Gross margin. Gross margin, as defined above, for the three and nine months ended September 30, 2006 was 59.7% and 57.5%, respectively, compared to 59.0% and 60.0% for the same periods in the prior year. The increase in our gross margin for the three months ended September 30, 2006 occurred primarily as a result of the change in net dispute resolutions, settlements, and liability estimate revisions partially offset by increased costs related to TRRO and changes in customer and product mix. The decrease in our gross margin for the nine months ended September 30, 2006 occurred primarily as a result of adverse impact associated with TRRO and product mix.
     Selling, operating and general. Selling, operating and general expense (“SO&G”) includes expenses related to network maintenance, sales and marketing, network operations and engineering, information systems, general corporate office functions and collection risks. SO&G for the three months ended September 30, 2006 was $176.9 million or 50.2% of revenue compared to $177.7 million or 49.5% of revenue for the three months ended September 30, 2005. SO&G for the nine months ended September 30, 2006 was $537.1 million or 50.9% of revenue compared to $557.2 million or 51.5% of revenue for the nine months ended September 30, 2005. SO&G, as a percentage of revenue, for the three and nine months ended September 30, 2006, remained stable compared to the same period in the prior year. The stability in SO&G expenses for the three and nine months ended September 30, 2006, as a percentage of revenue, reflects the effects of continued operating efficiencies and process improvements.

     Depreciation and amortization. Depreciation and amortization expense was $50.1 million for the three months ended September 30, 2006, compared to $57.3 million for the same period in 2005 and $154.8 million for the nine months ended September 30, 2006, compared to $176.7 million for the same period in 2005. The decrease in depreciation and amortization expense for the three and nine months ended September 30, 2006 compared to the same periods in the prior year is attributable to certain customer lists and internally developed technology intangible assets becoming fully amortized as of December 31, 2005.
     As of September 30, 2006, we had approximately $80.1 million of fixed assets and $23.5 million of broadband wireless licenses that had not yet been placed into service and, accordingly, are not currently being depreciated or amortized.
     Interest income. Interest income for the three months ended September 30, 2006 decreased to $2.1 million from $2.5 million for the three months ended September 30, 2005. Interest income for the nine months ended September 30, 2006 decreased to $6.2 million from $6.3 million for the nine months ended September 30, 2005. We earn interest income on our cash and various investments in debt securities. The decrease in interest income is attributable to lower average cash balances maintained during the three and nine months ended September 30, 2006 compared to the same period in the prior year.
      Investment gain (loss), net. Investment gain (loss), net includes any realized gains or losses from the sale or other-than-temporary impairment of investments. Investment income for the three and nine months ended September 30, 2006 was less than $0.1 million. Investment income for the three and nine months ended September 30, 2005 was a loss of $0.7 million and a gain of $0.9 million, respectively We did not experience any realized gains or losses on our investments during the three and nine months ended September 30, 2006.
     Interest expense, net. Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized. The majority of interest expense in the three and nine months ended September 30, 2006 and 2005 is non-cash as our secured credit facility allows for accrued interest to be converted into principal if unpaid. Interest expense, net for the three months ended September 30, 2006 and 2005 was $8.6 million and $9.1 million, respectively. Interest expense, net for the nine months ended September 30, 2006 and 2005 was $23.9 million and $25.7 million, respectively. The decrease in interest expense results from the repayment of $100.0 million of principal outstanding under our Credit Facility in the fourth quarter of 2005, partially offset by an increase in interest rates and the compounding effect of the conversion of accrued interest to principal.
Liquidity and Capital Resources
     Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, including capital expenditures necessary in our efforts to continue the growth and development of our fixed wireless business, and to make selective strategic acquisitions.
     Cash Flow
     For the nine months ended September 30, 2006, our operating activities provided net cash of $63.5 million, compared to $71.6 million for the same period in the prior year. Operating cash flows are affected by our reported net loss adjusted for certain non-cash charges and also changes in our working capital.
     For the nine months ended September 30, 2006, our investing activities used net cash of $74.0 million compared to $31.7 million for the same period in the prior year. Capital expansion drives our investing activity cash flow. For the nine months ended September 30, 2006, we incurred $81.6 million in capital expenditures compared to $63.3 million for the same period in the prior year. Our investing cash flows for the nine months ended September 30, 2005 were affected by a one-time $25.4 million release of funds previously held in escrow.
     For the nine months ended September 30, 2006, our financing activities used net cash of $1.8 million, compared to $2.2 million for the same period in the prior year. Our financing activities consist primarily of payments on our capital lease obligations. For the three and nine months ended September 30, 2006, we paid $2.1 million related to our capital lease obligations, offset by $0.3 million we received from the exercise of certain stock options. For the same period in 2005, we paid $2.2 million related to our capital lease obligations.

     Credit Facility and Borrowing Capacity
     Our Credit Facility matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. From our emergence from bankruptcy through September 30, 2006, more than 90% of the underlying loans of the Credit Facility were held by an entity controlled by Mr. Carl C. Icahn, Chairman of our Board of Directors. At September 30, 2006, long-term debt consisted of $326.9 million in principal and $0.2 million of accrued interest that, if not paid, converts into principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, we will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of our consolidated EBITDA (as defined in the Credit Facility) to consolidated interest expense for four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders. We can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at our option, at an alternate base rate, as defined, or a Eurodollar rate plus, in each case, applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. At September 30, 2006, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 11.34%.
     The security for the Credit Facility consists of all our assets, including the stock of our direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements and maximum capital expenditures. We were originally required to achieve a minimum consolidated EBITDA of not less than $315.0 million for the twelve-month period ended September 30, 2006. We are also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25 million at the end of each fiscal quarter. We have not met our EBITDA covenant.
     We do not expect to meet our EBITDA covenant for the twelve-month period ended September 30, 2007. On November 3, 2006, XOC obtained a waiver of compliance with respect to the minimum consolidated EBITDA covenant contained in the Credit Facility for the fiscal quarter ended September 30, 2007. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended December 31, 2007. The waiver was obtained from the affiliate of Mr. Icahn which holds a majority of our loans outstanding under that agreement.
     In the event that XOC is not in compliance with the minimum consolidated EBITDA covenant upon the first quarterly measurement date following the expiration of the waiver, there can be no guarantee that they will be able to obtain another waiver. If they are not able to (i) obtain another waiver, (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved, or (iii) repay the Credit Facility with a new debt or equity offering so that the Company is in compliance, XOC will be required to reclassify the approximately $327.1 million of outstanding long term debt to short term debt as of December 31, 2006. Management is currently evaluating alternative financing available to repay the Credit Facility, including equity or refinancing this credit facility.
     Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. Although trade receivables are geographically dispersed and include customers in many different industries, a significant portion of our revenue is generated from services provided to other telecommunications service providers. Management believes that our established valuation and credit allowances are adequate as of September 30, 2006 to cover these risks.
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
     Nextlink has not yet entered into any material long-term contractual obligations, although management anticipates entering into long-term contractual obligations for, among other things, office space and roof rights as that business expands.
     The following table summarizes our future payment obligations under various operating and financing agreements as of September 30, 2006 (amounts in thousands):

		Other
		Long-Term	Operating
	Credit	Contractual	Lease	Capital Lease	Total
	Facility	Obligations	Obligations	Obligations	Obligations
October — December 2006	$—	$28,011	$17,469	$3,403	$48,883
2007	—	101,444	66,545	3,854	171,843
2008	—	90,493	56,290	2,398	149,181
2009	327,098	64,784	48,327	1,770	441,979
2010	—	43,835	42,432	1,419	87,686
Thereafter	—	146,320	131,726	12,491	290,537

Total minimum commitments	$327,098	$474,887	$362,789	$25,335	$1,190,109

      Indemnification
      From time to time, we agree in the ordinary course of business to provide certain customers with indemnification related to losses caused by us with respect to intellectual property infringement or other claims arising from the use of our products or services. Except as otherwise discussed herein, we are not aware of any indemnification obligations related to intellectual property infringement or other claims arising from the use of our products or services.
Comparison of Segment Financial Results
Overview
     Prior to 2006, we viewed our company as one reportable segment. Due to the operational development of our wireless assets, we now operate our business in two reportable segments: wireline services through XOC and wireless services through Nextlink. XOC and Nextlink offer telecommunications services delivered using different technologies to different target customers. Our management makes decisions about our segments based on the expected return on investing capital. XOC and Nextlink provided services to each other during the three months ended September 30, 2006. These transactions were reflected in the segment results. However, they were eliminated for purposes of consolidation. For the three months ended September 30, 2006, approximately $0.3 million of SO&G expenses were allocated to Nextlink.
     The tables below provide a summary of the components of our consolidated segments for the three and nine months ended September 30, 2006 and 2005 (amounts in thousands). We do not allocate interest income, interest expense, investment gains or losses, or accretion expense of our preferred stock to our two reportable segments.

				Depreciation	Loss on Sale of
		Cost of	SO&G	and	Property and	Loss from
Three Months Ended September 30, 2006	Revenue	Service	Expenses	amortization	Equipment	Operations
XOC	$351,799	$141,992	$174,322	$48,454	$31	$(13,000)
Nextlink	751	64	2,608	1,649	—	(3,570)
Intercompany eliminations	(216)	(216)	—	—	—	—

Total Consolidated	$352,334	$141,840	$176,930	$50,103	$31	(16,570)

Interest income						2,111
Interest expense						(8,550)
Investment gain						37

Net loss (consolidated)						$(22,972)

				Depreciation	Loss on Sale of
		Cost of	SO&G	and	Property and	Loss from
Three Months Ended September 30, 2005	Revenue	Service	Expenses	amortization	Equipment	Operations
XOC	$358,583	$147,009	$177,147	$55,621	$—	$(21,194)
Nextlink	89	—	565	1,648	—	(2,124)
Intercompany eliminations	—	—	—	—	—	—

Total Consolidated	$358,672	$147,009	$177,712	$57,269	$—	(23,318)

Interest income						2,488
Interest expense						(9,128)
Investment loss						(676)

Net loss (consolidated)						$(30,634)

				Depreciation	Loss on Sale of
		Cost of	SO&G	and	Property and	Loss from
Nine Months Ended September 30, 2006	Revenue	Service	Expenses	amortization	Equipment	Operations
XOC	$1,055,545	$449,462	$527,144	$149,886	$31	$(70,978)
Nextlink	978	64	10,003	4,951	—	(14,040)
Intercompany eliminations	(216)	(216)	—	—	—	—

Total Consolidated	$1,056,307	$449,310	$537,147	$154,837	$31	(85,018)

Interest income						6,207
Interest expense						(23,938)
Investment gain						37

Net loss (consolidated)						$(102,712)

				Depreciation	Loss on Sale of
		Cost of	SO&G	and	Property and	Loss from
Nine Months Ended September 30, 2005	Revenue	Service	Expenses	amortization	Equipment	Operations
XOC	$1,082,252	$432,955	$555,787	$172,351	$—	$(78,841)
Nextlink	89	—	1,392	4,380	—	(5,683)
Intercompany eliminations	—	—	—	—	—	—

Total Consolidated	$1,082,341	$432,955	$557,179	$176,731	$—	(84,524)

Interest income						6,308
Interest expense						(25,720)
Investment gain						936

Net loss (consolidated)						$(103,000)

XOC Segment
     Because XOC earned substantially all of our revenues and incurred the majority of our costs for the three and nine months ended September 30, 2006, the discussion of our consolidated operations under the heading “Results of Operations” above may be used to explain the comparison of financial results for our XOC segment.
Nextlink Segment
     The following tables contain certain financial data related to our Nextlink segment for the three and nine months ended September 30, 2006 and the comparable periods in 2005 (amounts in thousands):

		% of Nextlink		% of Nextlink
Three Months Ended	September 30, 2006	Revenue	September 30, 2005	Revenue	Change	% Change
Revenue	$751	100.0%	$89	100.0%	$662	743.8%
Costs and expenses
Cost of service (exclusive of depreciation and amortization)	64	8.5%	—	0.0%	64	NM
Selling, operating, and general	2,608	347.3%	565	634.8%	2,043	361.6%
Depreciation and amortization	1,649	219.6%	1,648	1,851.7%	1	0.1%

Total costs and expenses	4,321	575.4%	2,213	2,486.5%	2,108	95.3%

Segment loss	$(3,570)	(475.4%)	$(2,124)	(2,386.5%)	$(1,446)	68.1%

		% of Nextlink		% of Nextlink
Nine Months Ended	September 30, 2006	Revenue	September 30, 2005	Revenue	Change	% Change
Revenue	$978	100.0%	$89	100.0%	$889	998.9%
Costs and expenses
Cost of service (exclusive of depreciation and amortization)	64	6.5%	—	0.0%	64	NM
Selling, operating, and general	10,003	1,022.8%	1,392	1,564.0%	8,611	618.6%
Depreciation and amortization	4,951	506.2%	4,380	4,921.3%	571	13.0%

Total costs and expenses	15,018	1,535.5%	5,772	6,485.3%	9,246	160.2%

Segment loss	$(14,040)	(1,435.6%)	$(5,683)	(6,385.4%)	$(8,357)	147.1%

     Revenue. Total revenue for the three months ended September 30, 2006 was $0.8 million compared to $0.1 million for the three months ended September 30, 2005. Total revenue for the nine months ended September 30, 2006 was $1.0 million compared to $0.1 million for the nine months ended September 30, 2005. Revenue was earned from delivering wireless backhaul, access, and network redundancy and diversity services across several markets including Miami, Tampa, LA, Houston, DC, and others. During the third quarter of 2006, Nextlink recognized one-time revenue of $0.5 million due to contract restructuring with a major customer.
     Cost of service (exclusive of depreciation and amortization). Total cost of service for the three and nine months ended September 30, 2006 increased to $0.1 million. For the three and nine months ended September 30, 2005, Nextlink was providing services only between a hub and a remote for which the corresponding cost of service is not significant. Cost of service includes real estate, fiber backhaul, and power costs at hub sites.
     Selling, operating and general. Selling, operating and general expense for the three months ended September 30, 2006 was $2.6 million compared to $0.6 million for the three months ended September 30, 2005. Selling, operating and general expense for the nine months ended September 30, 2006 was $10.0 million compared to $1.4 million for the nine months ended September 30, 2005. During the first fiscal quarter of 2006, Nextlink incurred $2.9 million of professional and legal services related to the now terminated sale of our wireline business. Other than these legal and professional service expenses, we believe that Nextlink’s selling, operating and general expense will continue to grow through 2006 as Nextlink expands service offerings into new markets.
     Depreciation and amortization. Depreciation and amortization expense was $1.6 million for the three months ended September 30, 2006 and 2005. Depreciation and amortization expense was $5.0 million for the nine months ended September 30, 2006, compared to $4.4 million for the same period in 2005. Nextlink incurred additional depreciation expense during the three and nine months ended September 30, 2006 associated with new equipment placed into service during that time.
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
     Accounting for Stock-based Compensation
     We grant options to purchase our common stock to employees and directors under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” Effective January 1, 2006, we used the fair value method to apply the provisions of SFAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective approach, the valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. At September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $4.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.
     Upon adoption of SFAS 123(R), we began recording, as expense, the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

     If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. In addition, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in the Company’s financial statements.
      Change in Accounting Estimate
     In the third quarter of 2006, we evaluated and revised our estimate for the liability associated with disputed access costs payable to third party telecommunications providers based on actual experience in settling similar disputes. Our revised estimate considered a range of estimated settlements due based on the type of charge and our historical trend of resolutions for similarly disputed items. The revised estimate excluded the effect of significant or unusual disputes and settlements not considered as typical experience. Revisions to the liability for outstanding disputed invoices resulted in a reduction to cost of service of approximately $10.6 million for the quarter ended September 30, 2006.
     Accounting Affected by Regulatory Matters
     Like a growing number of carriers, XOC utilizes IP technology for the transmission of a portion of its network traffic. The regulatory status and treatment of IP-enabled services has not been definitively resolved. The FCC has held that Voice over Internet Protocol (“VoIP”) services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. On June 27, 2006, the FCC released an order holding that providers of “interconnected VoIP services” must contribute to the federal universal service fund, finding that such providers are “providers of interstate telecommunications” under 47 U.S.C. 254(d) and also asserting its ancillary jurisdiction over such providers under Title I of the Communications Act. The FCC, however, explicitly left open the question of whether interconnected VoIP providers provide “telecommunications services” — i.e., basic transmission services — or enhanced “information services.” Under the Communications Act of 1934, as amended (the “Communications Act”), those are mutually exclusive categories. Generally, telecommunications service providers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. The FCC’s June 27th order has been appealed to the U.S. Court of Appeals for the D.C. Circuit. The FCC has initiated a generic rulemaking proceeding to address on an industry-wide basis the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome or timing of that proceeding, its general impact on other carriers, or its specific effect on our operations. The Company’s termination costs for IP originated VoIP traffic are accrued at management’s best estimate of liability.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. We are in the process of determining how the adoption of FIN 48 will impact our financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for our first fiscal year beginning after December 31, 2008, with early adoption permitted. We are in the process of determining how the adoption of SFAS 157 will impact our financial position and results of operations.

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006, with early application encouraged. We are in the process of determining how the adoption of SAB 108 will impact our financial position and results of operations.
     On July 6, 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No.06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3, effective for our fiscal year beginning January 1, 2007, requires disclosure of our accounting policies for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross (included in revenues and costs) or net (excluded from revenue) basis. The Task Force reached consensus that if taxes are reported on a gross basis, the amount of those taxes must be disclosed for each period for which an income statement is presented. We are in the process of determining how the adoption of EITF 06-3 will impact our financial position and results of operations.
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
     Since the passage of the Telecom Act, there has been an accelerated growth of Internet and IP communications. Congress is currently considering whether to further amend the Telecom Act to, among other things, directly address certain issues such as universal service funding, CALEA obligations, and E911 service that are increasingly impacted by the rapid growth of IP communications. In addition, ILECs continue to pursue legislative changes to roll back network unbundling requirements. It is possible that any such amendment to the Telecom Act could eliminate or materially alter the market-opening regulatory framework of the Telecom Act, in general, and the UNE regime in particular. Such a result could adversely affect the Company’s business.
Federal Regulation
     XOC has authority from the FCC for the installation, acquisition and operation of its wireline network facilities to provide facilities-based domestic interstate and international services. In addition, Nextlink is authorized by the FCC to operate its 28 GHz local multipoint distribution service (“LMDS”) and 39 GHz broadband wireless facilities. Because XOC is not dominant in any of its markets, unlike ILECs, it is not subject to price cap or rate of return regulation. Thus, XOC’s pricing policies for interstate and international end user services are only subject to the federal guidelines that charges for such services be just, reasonable, and non-discriminatory. The FCC allows XOC to file interstate tariffs for its interstate access services (rates charged by XOC to other carriers for access to its network). As for domestic interstate and international long distance services, the FCC requires XOC to make the terms, conditions and rates of the detariffed services available to the public on its web site.
     When requested by competitors, ILECs are required to negotiate, in good faith, agreements that set forth terms governing a number of requirements, including the interconnection of their network, access to UNEs, and resale. XOC has negotiated interconnection agreements with the ILECs in each of the markets in which it operates, some of which are currently being renegotiated. Nextlink plans to negotiate separate interconnection agreements with ILECs where necessary to serve its markets.
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
     Nextlink uses its fixed wireless facilities to provide several forms of telecommunications services, some of which may be considered intrastate, and may be subject to the jurisdiction of state regulatory commissions.
     FCC Regulation of LMDS and 39 GHz Services in Particular
     Generally. The majority of Nextlink’s FCC licenses are in the LMDS spectrum range, although Nextlink also holds several FCC licenses in the 39 GHz band. LMDS is one of the several FCC-licensed services that permit licensees to transmit high capacity wireless broadband traffic on a line-of-sight (“LOS”) basis (generally, only LOS operations may be offered today because of where in the spectrum LMDS frequencies are situated). Other FCC-licensed services with high-capacity broadband wireless LOS capabilities include the 24 GHz band and the 39 GHz band. While many entities hold spectrum in the 24 GHz and 39 GHz bands, the most significant holders of that spectrum are Fiber Tower Corporation and IDT Spectrum, LLC, a business unit of IDT.
     Performance Requirements. All of Nextlink’s LMDS and 39 GHz licenses were granted for ten (10) year terms. The renewal dates for all of Nextlink’s LMDS licenses are in 2008. The renewal dates for Nextlink’s 39 GHz licenses are in 2010. In order to secure renewal of its LMDS and 39 GHz licenses, Nextlink must generally be in compliance with all relevant FCC rules, and must demonstrate that it is providing substantial service in its licensed areas.
     Nextlink has FCC spectrum licenses in 75 metropolitan markets. In order to meet the requirements for FCC license renewal, Nextlink must either incur capital expenditures to meet the substantial service tests associated with such licenses, or enter into spectrum leases in which third parties construct facilities to meet the substantial service tests.
     The only exception to Nextlink’s 2008 deadlines for demonstrating that it is providing substantial service through its LMDS licenses relates to its authorization for the A3 block of LMDS spectrum in eight counties in the New York market (the “NY A3 Block”). That license was renewed by the FCC in February 2006 and extended through February 2016. Notwithstanding that extension, Nextlink was originally required to demonstrate that it is providing substantial service using this license by March 2007. However, on August 21, 2006, the FCC granted Nextlink’s request to extend the deadline for construction of the facilities held in the NY A3 Block until October 2008 to conform to the construction deadline for its other LMDS licenses in the New York marketplace.
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
     Unbundling of Incumbent Network Elements. In a series of orders and related court challenges that date back to 1996, the FCC has promulgated rules implementing the market-opening provisions of the Telecom Act, including the requirement that the ILECs lease UNEs to competitors at cost-based rates. At the core of the series of FCC orders is the FCC’s evolving effort to define and list which ILEC network facilities must be made available as UNEs. Under pressure from the ILECs, the FCC has subsequently reduced the list. However, to date the FCC has preserved access to those network elements critical to the operation of XOC’s business.
     The current list of UNEs was promulgated by the FCC in two orders. The first is the Triennial Review Order (“TRO”), which was released on August 21, 2003. Several carriers and other entities appealed the TRO decision. On March 2, 2004, the U.S. Court of Appeals for the Circuit of the District of Columbia issued its opinion in United States Telecom Association v. FCC, No. 00-1012 (“USTA II Decision”). In the USTA II Decision, the court reversed and overturned many of the conclusions of the TRO. In the aftermath of the USTA II Decision, the FCC released the second of its two currently controlling orders, the Triennial Review Remand Order (“TRRO”), on February 4, 2005. Various parties, including XOC, appealed the TRRO. On June 16, 2006, the United States Court of Appeals for the District of Columbia Circuit denied all petitions for review of the TRRO. Several parties, including XOC, have petitioned the FCC to reconsider various aspects of the TRRO. Those petitions remain pending before the FCC.
     Although these rules adopted by the FCC in the TRRO became effective on March 11, 2005, many of the requirements imposed by the FCC in the TRO and TRRO were not self-executing. Accordingly, the FCC made clear that carriers must follow the change of law procedures in their applicable interconnection agreements with ILECs. XOC has been in negotiations with ILECs to amend its interconnection agreements to implement relevant TRO and TRRO requirements and, to date, has executed amendments for the majority of the states. In addition, XOC has entered into commercial agreements with the ILECs covering a number of states to facilitate its purchase of certain facilities that are no longer available as UNEs as a result of the TRRO.
     Verizon Petitions for Forbearance from Unbundling Requirements. On September 6, 2006, pursuant to section 10 of the Communications Act, Verizon filed six petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations in six markets: Boston, New York, Pittsburgh, Philadelphia, Providence, R.I. and Virginia Beach, VA. Comments were due October 30, 2006, and replies are due November 29, 2006.
     VoIP. Like a growing number of carriers, XOC utilizes IP technology for the transmission of a portion of its network traffic. The regulatory status and treatment of IP-enabled services is unresolved. The FCC has held that Vonage’s VoIP services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. On June 27, 2006, the FCC released an order holding that providers of “interconnected VoIP services” must contribute to the federal universal service fund, finding that such providers are “providers of interstate telecommunications” under 47 U.S.C. 254(d) and also asserting its ancillary jurisdiction over such providers under Title I of the Communications Act. The FCC, however, explicitly left open the question of whether interconnected VoIP providers provide “telecommunications services” — i.e., basic transmission services — or enhanced “information services.” Under the Communications Act, those are mutually exclusive categories. Generally, telecommunications service providers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. This order has been appealed to the U.S. Court of Appeals for the D.C. Circuit. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of that proceeding or its effect on the Company’s operations.
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
     ILEC Provision of Broadband Telecommunications Services and Information Services. On September 23, 2005, the FCC issued its Report and Order and Notice of Proposed Rulemaking in its Wireline Broadband proceeding. In this Wireline Broadband Order, the FCC determined that facilities-based wireline broadband Internet access service is an information service that is not subject to Title II regulations imposed on telecommunication services. The FCC also eliminated any existing Computer Inquiry requirements on Internet access service. Facilities-based wireline carriers are permitted to offer transmission arrangements for wireline broadband Internet access services (e.g., DSL) on a common carrier basis or a non-common carrier basis. However, the FCC clarified that the new regulatory classification of broadband Internet access service will not impact the ability of competitive local exchange carriers (“CLECs”) to access UNEs under section 251 of the Communications Act and the FCC’s rules. An appeal of the Wireline Broadband Order is currently pending with the U.S. Court of Appeals for the Third Circuit. In addition, effective March 19, 2006, a Petition filed by Verizon requesting that the FCC forbear from regulating certain packet-switched and optical-based services under Title II of the Communications Act was deemed granted by operation of law. A number of interested parties, including XOC, have filed petitions for review with the U.S. Court of Appeals for the District of Columbia Circuit. Since June, 2006, Qwest, AT&T, BellSouth and two independent ILECs have filed to obtain at least the same regulatory relief granted to Verizon relative to those companies’ provision of the same packet-switched and optical-based services. Comments and replies regarding these forbearance petitions have been filed. The FCC is required by statute to act on the petitions by the third quarter of 2007, with the option to extend into the fourth quarter of 2007.
     Intercarrier Compensation Reform. Currently, telecommunications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges. These two forms of inter-carrier compensation have been under review by the FCC since 2001. The FCC continues to consider a broad order reforming the inter-carrier compensation system and issued a Notice of Proposed Rulemaking on February 10, 2005 to seek further comment on inter-carrier compensation reform. As part of that docket, on July 24, 2006, a group of large and rural ILECs filed a proposal for intercarrier compensation reform at the FCC called the “Missoula Plan” which primarily benefits the ILECs. Comments on the plan were due at the FCC on October 25, 2006 with reply comments due December 9, 2006. On September 30, 2006, the FCC released an order holding that providers of prepaid calling cards are offering “telecommunications services” and are now subject to all applicable requirements of the Communications Act and the Commission’s rules, including requirement to pay switched access charges and contribute to the federal universal service fund. The FCC specifically found that such requirements applied on a retroactive basis to calling card providers that used IP transport and were not menu driven. At least two carriers have asked the FCC to reconsider that decision.
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
     AT&T/BellSouth Consolidation On March 6, 2006, AT&T Corp. and BellSouth, Inc. announced their intention to enter into a business combination. The FCC asked interested parties to file comments by June 5, 2006 with reply comments due June 20, 2006. If approved, the transaction will further consolidate U.S. wireline telecommunications resources and revenue. On October 11, 2006, the Department of Justice approved the deal without a consent decree or any proposed conditions or divestitures on the merger. The FCC has not yet ruled on the proposed merger, but has asked interested parties to comment by October 24, 2006 on several conditions or “voluntary commitments” that AT&T and BellSouth have submitted at the request of members of the FCC.
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
     Wireless Services Affected by State Regulations
     While we anticipate that the dedicated wireless communications links that Nextlink expects to provide will be used by its customers as part of their interstate mobile wireless communications networks, Nextlink markets point to point wireless services designed to carry a customer’s telecommunications traffic from a customer’s facility to the facilities of a telecommunications carrier or to another of the customer’s offices, primarily within one state. Nextlink has applied for and anticipates that it will receive and maintain Certificates of Public Convenience and Necessity, file tariffs and reports, and fulfill other administrative and financial obligations, such as state universal service fund obligations, to the extent necessary in connection with its services. Where appropriate Nextlink may be subject to other state reporting requirements, assessments and taxes. Nextlink has received certificates from 25 state commissions and has 3 applications pending.
For additional information regarding the regulatory matters affecting our business, see our 2005 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The Company had $326.9 million in secured loans as of September 30, 2006. Currently, the Company does not pay cash interest on the loans under the Credit Facility. As interest accrues at variable rates, our Credit Facility subjects the Company to interest rate risks.

     Marketable securities and other investments at September 30, 2006 consist primarily of investments in equity instruments. The fair value of the Company’s investment in equity securities exposes it to market risk; however, if the fair value were to increase or decrease immediately, it would likely not have a material impact on the Company’s financial position or results of operations. The Company is not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor does it maintain any other off-balance sheet arrangements for the purposes of credit enhancement, hedging transactions, or other financial or investment purposes.
     The Company does not believe that there are any material limitations that would cause the foregoing information in this Item 3 not to reflect fully the net market risk exposures of the Company.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
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

     As of September 30, 2006, the Company had $8.0 million recorded in other current assets related to certain payments made on behalf of the ATLT that it believes are reimbursable by the ATLT. In January 2006, the Company filed arbitration demands to recover from ATLT and Shared Technologies, Inc. amounts related to these payments. Arbitration between the Company and ATLT is scheduled for hearing in March 2007. Other than this amount, the accompanying financial statements do not include any impact from the ATLT administrative claim.
     Prior to the acquisition of the Allegiance Telecom assets, XO Inc. purchased $92.5 million in face value of unsecured Allegiance Telecom debt securities. Consequently, the Company is a claimant in Allegiance Telecom’s bankruptcy seeking repayment of such unsecured debt. It is difficult to assess how much (if any) of this debt claim that the Company will recover, or when the recovery will be paid. This assessment could change based upon the total amount of the claims the ATLT is directed to pay, including in respect of the ATLT administrative claim described above, the amount of administrative costs that it incurs, and the value of its assets, including the approximately 45.4 million shares of the Company’s common stock that ATLT received in consideration for the sale of the Allegiance Telecom assets. The Company recorded an amount due from ATLT in the amount of $20.6 million. This amount is reported in other non-current assets within in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2006.
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

     On March 31, 2006, the Company announced that it had reached an agreement with Elk Associates to mutually terminate the Equity Purchase Agreement. On June 29, 2006, the plaintiffs filed under seal a consolidated amended complaint in the Delaware Court of Chancery. The consolidated amended complaint recasts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction as derivative claims. The consolidated amended complaint seeks, on behalf of the Company, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under the Company’s senior secured credit agreement and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits. Trial for this matter is scheduled for early of 2008.
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
     On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XO, that XO had breached its agreements with Level 3, and that XO had breached its covenant of good faith and fair dealing. The counterclaim requested that the court award Level 3 a declaratory judgment, specific performance, and issue a declaration of anticipatory repudiation regarding Level 3’s rights under the agreements, and unspecified damages. On July 11, 2006 XO filed an amended compliant clarifying its claim. The Company believes that the Level 3 claim has little merit. Trial for this matter is scheduled for August 2007.
Verizon Indemnification Notice
     On or about October 12, 2005, pursuant to certain indemnification provisions contained in a March 14, 2002 Services Agreement in which XO Interactive (“XOI”), a subsidiary of XO LLC, agreed to provide services to VSSI/Verizon (“Verizon”), Verizon notified XOI that Verizon and its subsidiaries, among others, had been sued by Aerotel, Ltd. for breach of contract and declaratory judgment in the United States Court for the Southern District of New York on January 7, 2005. (Aerotel, LTD v Verizon Company et al (CA 05 CV 0120 (TPG))). The suit relates to certain prepaid calling card services, and Aerotel’s claim that Verizon’s provision of those services are covered by an Aerotel patent, and unless licensed, infringe that patent; that Verizon obtained a license under the patent from Aerotel; but that Verizon has defaulted in payment of licensing royalties. XOI has not acknowledged any such infringement, or liability either to Verizon or Aerotel, but is cooperating both with Verizon, with respect to the indemnity provisions, and Aerotel, with respect to its subpoena to XOI for information and documents.

Verizon Indemnification Notice II
     On or about June 20, 2006, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement in which XOI agreed to provide services to VSSI/Verizon (“Verizon”), Verizon notified the Company that Verizon and its subsidiaries, among others, had been sued by TGIP, Inc. for patent infringement in the United States Court for the Eastern District of Texas on or about March 17, 2006 (TGIP, Inc. v AT&T Corp, Verizon Communications et al (CA 2:06-CV-105 (LED))). Although Verizon has made no formal demand for indemnification, XOI intends to cooperate with Verizon pursuant to its obligations under the Agreement.
Item 1A. Risk Factors.
     As a result of the previously disclosed termination of the Equity Purchase Agreement providing for the sale of the Company’s wireline business, certain recent strategic and regulatory developments and issues related to the granting of additional waivers under the Credit Facility, many of the risk factors contained in the 2005 Annual Report have materially changed. Accordingly, the Company has updated and restated its risk factors in their entirety below.
Risks Related to Liquidity, Financial Resources, and Capitalization
The covenants in the Credit Facility restrict the Company’s financial and operational flexibility, which could have an adverse affect on its results of operations.
     The Credit Facility contains covenants that restrict, among other things, the amount of the Company’s capital expenditures and the Company’s ability to borrow money, grant additional liens on its assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. A company controlled by Mr. Icahn, the Company’s Chairman of the Board of Directors and majority stockholder, holds more than 90% of the principal amount of the loans outstanding under the Credit Facility. Because amendments to or waivers of covenants under the Credit Facility generally require the approval or consent of holders of a majority of the outstanding principal amount under the Credit Facility, decisions whether to amend or waive compliance with such covenants by the holders of loans under the Credit Facility can be made by Mr. Icahn. The Credit Facility includes a financial covenant requiring the Company to maintain minimum consolidated EBITDA for the twelve-month period ending each fiscal quarter. The Company did not meet this covenant in 2005 and, based on current financial results and the Company’s current business plan, the Company does not expect to comply with this covenant in 2006. The Company has obtained a waiver through September 30, 2007, but it cannot be certain that the Company will be able to obtain any further waivers of this, or any other, covenant under the Credit Facility.
     If the Company is not able to (i) obtain another waiver (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved or (iii) repay the Credit Facility with a new debt or equity offering so that the Company is in compliance, the Company will be required to reclassify the approximately $327.1 million of its outstanding long term debt to short term debt as of December 31, 2006. Although the existing waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until the December 31, 2007 covenant measurement date, this reclassification would cause a significant deterioration to the Company’s disclosed working capital and financial position. The security for the Credit Facility consists of substantially all of the Company’s wireline and wireless assets. A default under the Credit Facility could adversely affect the Company’s rights, and its ability to perform its obligations, under other commercial agreements.

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
     XO Inc. initially claimed that it was entitled to approximately $50 million in damages related to a variety of actions taken by Allegiance Telecom and the ATLT. The ATLT filed a counterclaim against XO Inc. in November 2004 seeking damages of approximately $100 million. The case went to trial on May 2, 2005 and has not yet been decided. After the trial, the ATLT reduced its counterclaim to approximately $27.8 million. The Company has pursued its claims against the ATLT, and it has disputed the ATLT’s counterclaim as being frivolous and without merit. There can be no assurance, however, that the Company will be successful in recovering the damages to which it believes it is entitled, or that it will successfully defend against the ATLT’s counterclaim, in which case the Company’s financial condition and results of operations could be materially and adversely affected.
The agreement to sell the Company’s national wireline telecommunications business was terminated as was a further exploration of additional sale opportunities, and the Company has now chosen to focus on its core businesses and review its remaining alternatives for addressing its liquidity and financing challenges.
     On November 4, 2005, the Company entered into the Equity Purchase Agreement with Elk Associates, an entity controlled by Carl Icahn, the Company’s majority stockholder, which, as amended on March 1, 2006, provided for the sale of the Company’s wireline business. Following that sale, the Company would have been debt-free, and it expected to have more than $300 million in cash to fund the development of its early stage wireless business and for other corporate purposes. The Equity Purchase Agreement was mutually terminated on March 30, 2006 and, accordingly, the contemplated sale of the Company’s wireline business will not occur. In light of the termination of the Elk Associates Equity Purchase Agreement on March 30, 2006, the Company commenced a review of its strategic alternatives. The Company has determined that a continued focus on its core businesses is its most promising strategy for maximizing shareholder value at this time, rather than a sale of XOC, the Company’s national wireline telecommunications business. As a result, the Company has determined no longer to actively seek offers for the sale of its wireline business and will continue to review its remaining alternatives. The Company continues to explore the possibility of renegotiating or refinancing the Company’s existing credit facility, consummating one or more business combinations, entering into outsourcing/managed services arrangements for various functions, divesting certain assets, business or lines of business and/or raising capital through one or more offerings of debt and/or equity securities. As part of this process, the Company sought, received and considered offers for the purchase of all or part of its national wireline telecommunications business, but credible offers that would have significantly enhanced shareholder value did not materialize.
     There can be no assurance that the Company will successfully execute its strategy, successfully refinance the existing Credit Facility, and/or successfully raise capital through one or more offerings of debt and/or equity securities. Consequently, any of these failures could have material adverse consequences on the Company’s financial position and results of operations.

The Company incurred a net loss in the past and, in the near term, may not generate funds from operations sufficient to meet all of its cash requirements.
     For each period since inception, the Company has incurred net losses. For the year ended December 31, 2005 and the nine months ended September 30, 2006, the Company has posted a net loss attributable to common stockholders of approximately $159.2 million and $112.8 million, respectively. In the near term, the Company expects to use cash from its operations to fund its ongoing capital expenditure requirements.
Risks Related to the Company’s Wireline Operations
In the event of a substantial failure of the Company’s operations support systems, including the systems for sales tracking, order entry and provisioning, and billing, the Company’s Disaster Recovery System may not permit the recovery of its systems operations and/or perform critical aspects of its services for an extended period, which would adversely affect the Company’s revenues and/or capital resources.
     The Company’s disaster recovery framework to control and address systems risks is not fully redundant, and the Company may incur and/or suffer the costs, delays and customer complaints associated with system failures and may not be able to efficiently and accurately provision new orders for services on a timely basis to begin to generate revenue related to those services.
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
     The Company is required to be a party to interconnection agreements with ILECs in order to connect the Company’s customers to the public switched telephone network. If the Company is unable to renegotiate or maintain interconnection agreements in all of its markets on favorable terms, it could adversely affect the Company’s ability to provide services in the affected markets.
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
Several customers account for a significant portion of the Company’s revenue, and some of its customer agreements may not continue due to bankruptcies, acquisitions, non-renewal, or other factors.
     As of September 30, 2006, the Company does not have any individual customers who provide more than 10% of its total revenue. However, the Company has substantial business relationships with several large telecommunications carriers for whom it provides wireless, local and long distance transport services. The highly competitive environment and the industry consolidation in the long distance and wireless markets has challenged the financial condition and growth prospects of some of the Company’s carrier customers, and has caused such carrier customers to optimize the telecommunications capacity that they utilize among competing telecommunications services providers’ networks, including the Company’s. Replacing this revenue may be difficult because individual enterprise and small to medium business customers tend to place smaller service orders than the Company’s larger carrier customers. In addition, pricing pressure on products that the Company sells to its carrier customers may challenge its ability to grow revenue from carrier customers. As a result, if the Company’s larger carrier customers terminate the services they receive from it, the Company’s revenues and results of operations could be materially and adversely affected.

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
Two customers, one affiliated, account for nearly all of Nextlink’s revenue.
     Nextlink, the Company’s wireless business subsidiary, has a business relationship with XOC, its affiliate, for whom it provides wireless services, and also with an unaffiliated, large, mobile wireless telecommunications carrier for whom it provides cellular backhaul services (e.g., the movement of telecommunications traffic between cell sites and points of connection to wired networks). If Nextlink’s relationship with that unaffiliated, carrier customer were to deteriorate, or if that carrier customer were to experience significant adverse business developments, Nextlink’s revenues and results of operations could be materially and adversely affected.
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
     The loss of one or more key officers, or the Company’s failure to successfully recruit key officers, could impair its ability to successfully build out and operate its services and network. The Company believes that its future success will also depend on its continued ability to attract and retain highly qualified technical and management personnel. The Company believes that there is and will continue to be intense competition for qualified personnel in the wireless communications industry. The Company may not be successful in retaining its key personnel or in attracting and retaining other highly qualified technical and management personnel.
FCC Regulation of radio frequency emissions and radio frequency environments may increase the Company’s costs and/or limit its operations.
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
     The communications industry is highly competitive. Many of the Company’s competitors generate significantly greater revenue, and possess significantly greater assets and financial resources than the Company. This competition places downward pressure on prices for local and long distance telephone service and data services, which can adversely affect the Company’s operating results. Also, as the technology to deliver VoIP services is improved, more companies will be able to compete with the Company in its metro markets without constructing or acquiring public switched telephone network assets in those markets. In addition, the Company could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users. The Company is much smaller in size and resources than many of its competitors. If the Company is not able to successfully compete against its larger competitors and the new entrants into the telecommunications market, the Company’s financial condition and results of operations could be materially and adversely affected.
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
     An entity owned and controlled by Mr. Icahn, Chairman of the Company’s Board of Directors, filed an amendment to its Form 13D with the Commission on May 1, 2006 disclosing that Mr. Icahn’s beneficial ownership (as defined therein) of the Company’s common stock was approximately 58.5% as of such date. As a result, Mr. Icahn has the power to elect all of the Company’s directors. Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers and the sale of substantially all of the Company’s assets and amendments to its certificate of incorporation and by-laws.

Future sales or issuances of the Company’s common stock could adversely affect the Company’s stock price and/or its ability to raise capital.
     Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the common stock and the Company’s ability to raise capital. The Company filed a registration statement relating to the Company common stock held by the ATLT, which became effective on April 13, 2006. On May 5, 2006, the ATLT filed an amendment to its Form 13D disclosing that the ATLT beneficially owned 23,020,000 shares of the Company’s common stock. The ATLT may choose to publicly resell some or all of those shares.
     As of September 30, 2006, there were 182,001,285 shares of the Company’s common stock outstanding. The shares of common stock owned by an entity owned and controlled by Mr. Icahn are restricted shares that may be sold only under a registration statement or an exemption from federal securities registration requirements. Mr. Icahn, through Cardiff, has the right to require the Company to register under the Securities Act of 1933, as amended, shares of the Company’s common stock held by Cardiff and to include shares of the Company’s common stock held by Cardiff in certain registration statements filed by the Company from time to time.
     In addition, as of September 30, 2006, 4,000,000 shares of the Company’s 6% Class A Convertible Preferred Stock were outstanding. At such time, such shares of Preferred Stock were convertible into approximately 50,017,740 shares of the Company’s common stock. However, pursuant to the terms of the Preferred Stock, the number of shares of common stock into which the Preferred Stock is convertible increases quarterly. A majority of the Preferred Stock is held by Cardiff and the remainder is held by various stockholders. Cardiff and such stockholders have the right to require the Company to register the Preferred Stock and the shares of common stock into which it is convertible under the Securities Act, and to include such Preferred Stock and/or common stock in certain registration statements filed by the Company from time to time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

2.1
Agreement and Plan of Merger, dated as of February 28, 2006, by and among XO Communications, Inc., XO Holdings, Inc. and XO Communications, LLC (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

2.2
Amendment No. 1 to Equity Purchase Agreement, dated as of March 1, 2006, by and among XO Holdings, Inc., XO Communications, LLC (as successor by merger to XO Communications, Inc.) and Elk Associates LLC (Incorporated herein by reference to exhibit 2.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

2.3
Letter Agreement, dated March 30, 2006, between XO Holdings, Inc. and Elk Associates LLC (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on September 30, 2006)

3.1
Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (Incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.2
Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (Incorporated herein by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

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

10.6	Waiver Agreement, dated as of November 3, 2006, between the Company, its subsidiaries and Arnos Corp., as Requisite Lenders (Incorporated herein)

31.1	Rule 13a — 14(a)/15(d) — 14(a) Certifications

31.2	Rule 13a — 14(a)/15(d) — 14(a) Certifications

32.1	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	XO HOLDINGS, INC.
	By:	/s/ Gregory W. Freiberg
		Name:	Gregory W. Freiberg
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)