Form 10-K
period 2006-12-31
XO HOLDINGS INC
filed 2007-03-16
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR
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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on June 30, 2006 (which is the last business day of the Registrant’s second fiscal quarter), as reported on the NASDAQ Over-the-Counter Bulletin Board, was approximately $407.7 million. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2007 the number of shares of common stock of XO Holdings, Inc. issued and outstanding was 182,001,285.

PART I

Item 1.	Business

Forward-looking and Cautionary Statements

Some statements and information contained in this document are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of data products and services based on Internet protocol (“IP”), Ethernet, broadband wireless and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the transition from our current network infrastructure to an IP-based infrastructure;

•	costs and growth associated with the migration of our customers to an IP communications environment;

•	the development of our fixed wireless communications business, including the continued build-out of Nextlink’s wireless network;

•	the growth in demand of wireless telecommunications carriers for greater wireline and wireless bandwidth;

•	growth in customers who can be served by Ethernet access;

•	possible strategic alternatives, such as renegotiating or refinancing our existing credit facility, consummating one or more business combinations, divesting certain assets, businesses or lines of business, raising capital through one or more offerings of debt and/or equity securities or selling the Company;

•	the operation of our network and back office systems, including with respect to the development of intellectual properties;

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	trends related to and expectations regarding the results of operations in future periods, including but not limited to those statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations below;

•	the impact of judicial decisions, legislation, and regulatory developments on our cost structure, services, and marketing initiatives;

•	the anticipated increase in costs due to recent Federal Communication Commission (“FCC”) rulemaking that resulted in rate increases for UNEs; and

•	our ability to maintain our FCC licenses.

All such forward-looking statements are qualified by the inherent risks and uncertainties surrounding expectations generally and also may materially differ from our actual experience involving any one or more of these matters and subject areas. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the “Risk Factors” section contained herein. These include, but are not limited to:

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

Overview

XO Holdings, Inc. (“XOH,” “XO Holdings” or the “Company”) is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to growing businesses, large enterprises, government customers, emerging and established telecommunications carriers and other communications service providers. The Company operates its business in two segments through two primary operating subsidiaries. XO Communications, LLC, or “XO LLC” operates the Company’s wireline business under the trade name “XO Communications.’’ Nextlink Wireless, Inc. operates the Company’s wireless business under the trade name “Nextlink.” As disclosed in the Company’s 2005 Annual Report, XOH became the successor to XO Communications, Inc. (“XO, Inc.”) from and after February 28, 2006.

Additional information about our business segments, including financial information, is included under the heading “Comparison of Segment Financial Results,” and in Note 3 of our Consolidated Financial Statements.

The Company utilizes the terms “we”, “ours”, “us” and other similar terms herein to describe XO Holdings and its operating subsidiaries and affiliates.

Company History

XO Holdings, Inc. was formed in December 2005 as part of a corporate restructuring to facilitate the proposed sale of XO, Inc’s wireline business. XOH became the successor to XO, Inc. in February 2006. On March 31, 2006, the Company announced that it had reached an agreement to mutually terminate the then contemplated sale of the wireline business. Despite the termination of the contemplated sale, XO Holdings remains the parent company that conducts the business previously operated by XO, Inc.

On June 23, 2004, XO, Inc. completed the acquisition of all of the local exchange carrier businesses, or the Acquired Businesses, of Allegiance Telecom, Inc. (“ATI”). With the acquisition XO, Inc. became one of the nation’s largest competitive providers of national local telecommunications and broadband services.

On June 17, 2002, XO, Inc. filed for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On November 15, 2002, the Bankruptcy Court confirmed XO, Inc’s plan of reorganization, and, on January 16, 2003, XO, Inc. consummated the plan of reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet.

In December 2001, in anticipation of a corporate restructuring, XO, Inc. voluntarily delisted its pre-petition class A common stock from the NASDAQ Stock Market, and, on December 17, 2001, began trading on the Over-the-Counter Bulletin Board (“OTCBB”).

On September 25, 2000, NEXTLINK Communications, Inc. began doing business as “XO Communications” and, on October 25, 2000, changed its name to XO Communications, Inc.

On June 16, 2000, NEXTLINK Communications, Inc. merged with Concentric Network Corporation (“Concentric”), and Concentric, as the surviving corporation in the merger, changed its name to NEXTLINK Communications, Inc.

On January 31, 1997, NEXTLINK Communications, LLC merged into NEXTLINK Communications, Inc., a Washington corporation, which on June 4, 1998 reincorporated in Delaware under the same name.

NEXTLINK Communications, Inc., through its predecessor entities, was formed on September 16, 1994. The Company was originally organized as NEXTLINK Communications, LLC, a Washington limited liability company.

Our principal executive and administrative offices are located at 11111 Sunset Hills Road, Reston, Virginia 20190 and our telephone number is (703) 547-2000. Our Internet address is www.xo.com, where, under “About XO — Investor Relations,” you can find copies, free of charge, of this Annual Report on Form 10-K, and our quarterly reports on Form 10-Q and current reports on Form 8-K, all of which we make available as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission (“SEC”).

XO Holdings’ common stock is quoted on the Over the Counter Bulletin Board of the NASDAQ Stock Market under the ticker symbol “XOHO.OB.”

2006 Highlights

•	Termination of Equity Purchase Agreement: The Company’s predecessor, entered into an Equity Purchase Agreement, dated as of November 4, 2005, as amended on March 1, 2006, with Elk Associates LLC that provided for the sale of its national wireline telecommunications business, through the sale of all of the outstanding equity interests in XOC, for an aggregate purchase price of $700 million, consisting of $625 million in cash and the assumption of $75 million of the Company’s outstanding senior secured debt. On March 27, 2006, Elk Associates notified the Special Committee of the Company’s Board of Directors of its belief that pending litigation challenging the transaction would not end by July 3, 2006, the date on which Elk Associates would have the right to terminate the Equity Purchase Agreement. Elk Associates also indicated that it intended to exercise its termination right on that date if the litigation remained pending. In addition, Elk Associates expressed its willingness, in order to avoid unnecessary further distractions and costs to the Company, to mutually terminate the Equity Purchase Agreement without seeking any damages or any break-up fee. On March 30, 2006, on the recommendation of the Special Committee, the Company’s Board of Directors determined to mutually terminate the Equity Purchase Agreement and the Equity Purchase Agreement was so terminated on such date.

•	Nextlink Launched: On April 24, 2006, the Company announced the launch of Nextlink, a new broadband wireless service provider targeting mobile and wireline carriers, businesses and government agencies. Utilizing licensed spectrum covering 75 metropolitan markets across the United States, Nextlink offers customers TDM and Ethernet connectivity at speeds from 1.544 Mbps (“T-1”) up to 622 Mbps (“OC-12”) as an alternative to conventional broadband services delivered over copper wires. Nextlink’s services are “fixed wireless” broadband offerings that rely primarily on licensed local multipoint distribution system (“LMDS”) wireless spectrum in the 28 GHz — 31 GHz range, as well as 39 GHz and other common carrier spectrum in the 6 GHz, 11GHz and 18 GHz bands.

•	Completion of Next Generation Nationwide Inter-City Fiber Optics Network: In October 2006, the Company completed the lighting of 2 of the 18 strands of its new next generation nationwide inter-city fiber optics network. This network provides for increased capacity, which enables the Company to deliver 10 Gbps transport services to meet increased bandwidth needs of business and wholesale customers.

•	Realignment of Business Operations: On October 9, 2006, the Company announced the realignment of its XOC segment through the formation of two new business units, XO Business Services and XO Carrier Services. The formation of these new business units strengthens XOC’s focus on specific customer markets and highlights XOC’s unique competitive advantages in serving business and wholesale customers as the telecommunications industry consolidates. XO Business Services provides businesses and large enterprises with managed IP, data and end-to-end voice communications solutions. XO Carrier Services delivers a broad range of IP, data and wholesale voice services to cable companies, content and search companies, telecommunications companies, Voice over Internet Protocol (“VoIP”) providers, and wireless service providers.

The U.S. Telecommunications Market

While competitive local exchange carriers (“CLECs”) and competitive network providers like us have provided telecommunications service for many years, the market for telecommunications services, particularly local exchange services, remains dominated by the incumbent local exchange carriers (“ILECs”) consisting primarily of the former subsidiaries of AT&T known as the Regional Bell Operating Companies (“RBOCs”) — Verizon, AT&T Corp. (formerly SBC Communications, Inc.) and Qwest Communications — which each owns the majority of the local exchange network in its respective operating regions of the United States.

The telecommunications industry currently remains in a state of competitive transition. The combination of continued growth of wireless communications services, emergence of new technologies, industry consolidation, entry of new telecommunications competitors and an evolving regulatory environment has contributed to a rapidly changing market for telecommunications services. The telecommunications services market is also highly competitive. These issues and their potential impact on XO Holdings are discussed below.

Federal Rulemaking.  Effective March 11, 2005, the FCC’s Triennial Review Remand Order (the “TRRO”) altered a number of significant federal regulations applicable to the provision of competitive telecommunications services in a manner favorable to incumbent carriers. The TRRO established standards as to when CLECs are permitted to obtain cost-based rates related to leasing unbundled network elements (“UNEs”) from ILECs. This is based on the use of the circuit and various metrics used to define the level of competition at the customer premise and the serving wire center or other end offices within the ILEC network used to connect to the competitor’s network. This aspect of the TRRO increased our costs by requiring the use of contract or tariff services rather than the lower cost-based services. Subsequent to the end of the 2006 phase in period, the annualized gross increase to our 2006 wireline costs was approximately $50.2 million. However, the Company implemented certain optimization efforts during 2006 to offset some of these increases. In 2007, we anticipate the only additional impact these changes will have on cost of service will be associated with newly installed services, which no longer qualify for cost-based UNEs.

Emergence of New Technologies.  Several new or increasingly dominant technologies are being adopted by telecommunications carriers that could cause significant changes in the competitive landscape for telecommunications services. Such technologies include:

IP Communications.  VoIP technology enables delivery of voice and data telecommunications services over a single IP network, rather than through the existing Public Switched Telephone Network (“PSTN”). We can expect that the proliferation of IP-based communications services may cause facilities-based communication carriers like us to, over time, transition from legacy network infrastructures to IP-based infrastructures. While an IP-based communications network is less costly to operate, we expect that the migration of our customers to an IP communications environment will occur gradually and will require us to incur augmented operations costs to complete the migration. In addition, the new IP technology has enabled the entrance of new competitors in the communications marketplace. We have deployed our own suite of VoIP products, including our initial retail VoIP solution named XOptions Flex. This solution enables customers to utilize “dynamic bandwidth allocation” to maximize the utilization of their bandwidth by allocating it for data applications during periods when voice lines are idle. We anticipate adding new IP products with more IP enabled features in an attempt to target larger customers than those currently targeted with XOptions Flex.

Fixed Broadband Wireless.  There has been ongoing development of technical equipment and data encryption and compression protocols that permit the use of high bandwidth wireless connections between physical locations that are located within a line-of-sight across relatively short distances, usually three to thirteen miles. In addition, new protocols are under development, such as WiMax, which are designed to allow wireless last-mile connectivity that is not limited by line-of-sight requirements. In each case, these wireless technologies will allow competitive carriers to bypass the ILEC and market their services to customers directly through high capacity, wireless connections. We launched Nextlink to take advantage of this market trend.

Mobile Wireless Technologies.  Wireless carriers have engaged in rapid development of new high bandwidth applications to be delivered to their customers via wireless devices, commonly referred to as “3G” broadband wireless networks. Such applications include the delivery of video and photos via wireless connection.

Several carriers have announced plans to begin next generation wireless networks, or “4G” networks that should accelerate the adoption of wireless data services by both consumers and enterprises. The ongoing adoption of broadband networks and applications could mean that current wireless telecommunications carriers will require significantly greater bandwidth for transport of their customers’ traffic, presenting an opportunity for us to offer wireline and wireless transport, backhaul and termination services to those wireless carriers.

Industry Consolidation.  Over the past two years there has been significant consolidation in the industry. SBC acquired AT&T and BellSouth; Verizon acquired MCI; and Level 3 acquired WilTel, Broadwing and TelCove. Those transactions have resulted in a substantial consolidation of U.S. wireline telecommunications resources and revenue.

Growth of the Mobile Wireless Market.  Unlike the market for wireline telecommunications services, the overall market for mobile wireless telecommunications services has continued to grow in recent years. While we believe that business customers will generally continue to require wireline services, businesses have increasingly adopted wireless solutions for their routine communications requirements. According to published reports, in 2006, aggregate spending by business customers on wireless communications services are anticipated to exceed business customers spending on wireline communications services for the first time. We believe that our wireline services will continue to serve the traditional wireline needs of business and carrier customers, while our wireless products will provide mobile wireless carriers with augmented network capability to meet the increasing wireless communications demand among businesses.

Entry of New Telecommunications Competitors.  In recent years, new competitors have emerged to compete with traditional, facilities-based telecommunications services providers. Among these new competitors are VoIP providers, including companies such as Vonage and Cbeyond, and providers of other forms of media or telecommunications services, including cable companies such as Comcast and Cox Communications. The FCC has noted in several public comments that it expects such competitors will provide significant competition to the ILECs in the future.

Industry Competition.  We face competition from the ILECs, CLECs, long distance carriers, Internet service providers, VoIP carriers, cable-based communications providers, fixed wireless carriers, and through proprietary deployment.

Incumbent Local Exchange Carriers.  In each of our markets, the ILEC generally maintains a dominant market position in the delivery of local exchange services. We compete with ILECs such as Verizon, Qwest, and AT&T, formerly known as SBC. We compete with the ILEC primarily for voice and internet services provided to business customers. We compete on the basis of our ability to provide nationwide service, our commitment to customer service, and in some cases, where our cost structure permits, on the basis of price. While we believe that we have competitive advantages over the ILEC, each ILEC has significantly more resources available to expand its penetration within the business markets where we compete.

Competitive Local Exchange Carriers.  In addition to competing with the ILEC, we also compete with many CLECs, most of which are regionally focused. In general, CLECs often maintain a market or competitive focus that enables them to be successful with specific products or in specific geographic or customer segments. Consequently, in each of our markets, we compete with CLECs who may have different competitive focuses. While we believe that our national reach and breadth of products makes us competitive with nearly any telecommunications carrier, we have to address a wide range of competitive conditions in each of our markets.

Long Distance and Internet Services Companies.  We compete with a number of long distance and Internet service providers in providing various Internet access and data products. Recent industry consolidation has eliminated a number of these competitors. These consolidating activities included, but were not limited to MCI, which was acquired by Verizon, AT&T, which was acquired by SBC, and WilTel, Broadwing and TelCove, which were each acquired by Level 3.

VoIP Carriers.  In recent years, several companies including Vonage and Cbeyond, have initiated VoIP services which provide voice telecommunications services exclusively by means of IP.

Cable-Based Service Providers.  Several companies including Cox Communications, Comcast and Time Warner Cable, which have historically focused on the delivery of cable television services, have expanded their service offerings to include broadband connections and voice services. The cable companies’ initial and largest efforts were in the residential market but they have also now entered the business telecommunications market.

Fixed Wireless Carriers.  There are a number of fixed wireless carriers delivering products that compete with our own. Several of these firms rely solely on the use of common carrier and unlicensed spectrum. Others, including Fiber Tower, own fixed wireless spectrum similar to Nextlink’s LMDS in multiple markets across the United States.

Proprietary Deployment.  The Company faces competition from its target customers, who typically decide between either deploying proprietary network assets or purchasing outsourced, turn-key solutions, such as the services offered by the Company. In its mobile wireless backhaul markets, the Company’s experience has been that customers deploy a combination of proprietary, point-to-point wireless connections and also outsourced, aggregation network products provided by third parties, like Nextlink.

Business Segment Overview

XO Communications

XO Communications (“XOC”) provides a comprehensive array of telecommunications solutions using both leading IP technology as well as traditional delivery methods. XOC owns and operates an extensive telecommunications network (described below), along with systems and processes that support two customer-centric operating units — XO Business Services and XO Carrier Services. XO Business Services (“Business Services”) markets its telecommunications solutions to business customers, ranging in size from growing businesses to Fortune 500 companies. XO Carrier Services (“Carrier Services”) markets wholesale solutions to telecommunications carriers and other communications customers. Each operating unit is described below under “XOC Operating Units.”

     XOC Business Strategy

XOC, through its Business Services and Carrier Services operating units, continues to execute its strategic plan by focusing on the seven key elements below:

Focus on Business and Carrier Customers.  XOC provides a broad portfolio of reliable, scalable and high-speed telecommunications services tailored exclusively for business and carrier customers. The formation of Business Services and Carrier Services further enhances XOC’s ability to focus on its targeted customers. As of December 31, 2006, XOC serviced approximately 140,000 businesses, including 65% of the Fortune 500, and over half of the world’s largest telecommunications companies. Moving forward, XOC will continue to invest in next-generation solutions tailored to business, wholesale carrier, and communications customers.

Focus on IP and Managed Services.  XOC’s Internet Protocol network was built in anticipation of the growth of IP traffic, and the eventual replacement of traditional telephony services with new, IP-based services. That shift is now underway as new technologies such as VoIP reach critical mass. XOC was an early leader in the markets for wholesale and bundled VoIP services.

Business Services offers its customers XOptions Flex, the award-winning bundled VoIP service. Since its launch in the spring of 2005, over 7,500 businesses nationwide have deployed XOptions Flex to over 100,000 individual users. In addition, Carrier Services offers its customers two wholesale VoIP products: VoIP Origination and VoIP Termination voice products.

The IP migration is expanding. XOC has placed significant product development focus on IP-based products. In 2007, XOC anticipates introducing a broader set of IP-based products, including managed IP-PBX service, SIP trunks, an MPLS-enabled IP-VPN service and other next-generation products. Leading telecommunications analysts forecast that, over time, products like IP-VPN will replace traditional Asynchronous Transfer Mode (“ATM”) and Frame Relay networks. XOC does not have a legacy ATM or Frame Relay customer base. Therefore, the migration by customers to IP-based telecommunications services will provide opportunities for incremental growth.

Exploit Its Unrivaled IP Network Assets.  XOC’s network is interoperable with both traditional and IP services. This allows XOC’s customers to access the XOC network with greater flexibility. This also enables XOC to offer solutions with significant appeal to business, carrier and wholesale customers.

XOC’s national network includes over 950 central office collocations from which it has the capability to serve over 75 major metropolitan (“metro”) markets across the United States. XOC’s network footprint includes over one million fiber miles, over 3,000 on-network buildings, over 200 DSL access points, 34 Nortel DMS-500 switches, 26 Lucent 5ESS switches, 100 Sonus Networks softswitch controlled media gateways, and a new 18,000 mile next generation nationwide inter-city fiber optics network, of which 2 of 18 fiber optic strands were lit in 2006. This extensive network gives XOC the capability to serve nearly 50% of the U.S. business market for telecommunications services across all regions of the country. XOC is also deploying up to 100 Gbps of high speed transport services to buildings in metro markets, where major carriers are housed. Commonly referred to as “carrier hotels,” these sites expand Carrier Services metro footprint and position it to capture greater market share of Metro IP and Wavelength services.

During 2006, XOC also expanded the reach of its Ethernet services. Ethernet has historically been limited to locations served by fiber, but XOC equipped many central office collocations to provide mid-band Ethernet services utilizing existing Type 2 circuits as well as unbundled copper pairs, also know as “Ethernet over Copper.” When completed in 2007, XOC expects that the number of customers, who can be served by Ethernet access including XOC solutions, will increase fifty-fold over current levels.

Deliver an Outstanding Customer Experience.  XOC supports its nationwide network with an integrated array of world-class systems and support personnel to ensure an optimal customer experience. XOC employs a software-based single interface to all network fault management requirements and for advanced, highly accurate provisioning. XOC’s professional staff monitors the network 24 hours a day, 7 days a week, with subject-matter experts who can resolve issues quickly and accurately. XOC offers online tools that provide customers secure, self-service portals for the creation, maintenance, tracking and reporting of a number of services. XOC continues to invest in several performance areas including provisioning, care efficiency and billing accuracy as a way to further improve the customers’ experiences with its services.

Leverage Our Network Investment and Control Costs.  XOC’s continual investment in its network provides significant operating improvements as the means to grow its customer base and network traffic. In 2006, XOC experienced an 80% growth in VoIP traffic, carrying over 15 billion minutes. In addition, it continues to identify opportunities to increase automation, improve processes and reduce costs.

Leverage Nextlink Wireless Spectrum to Gain Customers and Reduce Network Costs.  Nextlink’s wireless assets provide us with a unique opportunity to reach more customer locations than with fiber or costly Type II interconnect arrangements with other carriers. In addition to marketing wireless connectivity to businesses and carriers through its sales channels, XOC is also replacing leased circuits in its network infrastructure with wireless solutions from Nextlink.

Evaluate Strategic Alternatives.  XOC continues to focus on organic growth while simultaneously considering strategic merger and acquisition opportunities that would expand its network, allow it to optimize its network assets, expand its service portfolio, or improve its customers’ experience. XOC believes that such merger and acquisition opportunities will arise in the telecommunications industry over time as a result of regulatory developments, industry consolidation, technological developments and shifting marketplace pressures.

     XOC Operating Units

In order to effectively execute its growth strategy, XO Communications re-aligned itself into two new operating units in 2006 — XO Business Services and XO Carrier Services. The creation of these lines of business strengthens XOC’s focus around specific customer groups and highlights XOC’s unique competitive advantages in serving business and carrier customers. Utilizing this new customer-centric structure will help XOC continue to drive increased focus and revenue growth within each customer group.

XO Business Services

XO Business Services provides businesses and large enterprises with managed IP, data and end-to-end voice communications solutions that leverage the extensive XOC nationwide network reach to 75 metropolitan markets. As one of the nation’s largest competitive communications companies, XOC is uniquely positioned as a leading local and national alternative to the ILEC for businesses and large enterprises. The goal of XO Business Services is to drive profitable growth for XOC through a series of new initiatives, including an increased emphasis on local customer sales and service, adding to its strong position in the Small-to-Medium Business market by also penetrating the Enterprise segment, and by enhancing its product portfolio for business customers.

Business Services Market

The U.S. market for wireline business telecommunications services consists of approximately 13.5 million businesses with average monthly telecommunications spending of approximately $5.7 billion. XOC’s network footprint reaches approximately 50% of that available market.

The Telecommunications Act of 1996 fostered rapid change within the industry in the forms of product innovations, competitive growth, and extreme price compression. Within this changing environment, competitive service providers, like XOC, succeeded in gaining about 15% market share, with the remaining 85% remaining in the hands of the legacy ILECs. Recent consolidations within the industry, particularly the combinations of Verizon with MCI, and SBC, AT&T and BellSouth, have begun to stabilize the competition and prices within the marketplace. After the ILEC, XOC continues to hold a leading share of the business-to-business telecommunications market within the United States.

As a proven alternative to the ILEC, XOC is positioned to further grow its presence within the business-to-business telecommunications market. XOC continues to invest in its network and its product portfolio (described elsewhere in this report) and re-aligned its structure, forming XO Business Services to better meet the needs of specific groups of business customers.

Business customers in the U.S. telecommunications market span a wide range of sizes and needs, from small and medium sized businesses to large multi-location enterprises. XO Business Services is aligning its product offerings, its sales and channel strategies and its customer support models to better meet the needs of these two broad customer groups:

Small-to-Medium Business (SMB):  The lower end of the SMB group consists primarily of single-location companies that require voice and data services typically serviced through a single T1 facility and generally spend less than $1,000 per month in telecommunications services. The upper end of the SMB group consists of larger single-site or multiple site customers. These customers may require multiple products, some level of customized solutions and spend several thousand dollars a month in telecommunications services.

Enterprise:  Enterprises are large commercial entities with complex communications needs. These customers require high bandwidth, secure private networks, multi-location services and unique solutions. Enterprise type customers typically spend tens of thousands of dollars per month in telecommunications services.

Historically, XOC successfully served customers in both of these groups, with particular success in the SMB group. During 2006, XO Business Services introduced several new, next-generation services targeting upper end SMB customers as well the much larger Enterprise customers. Business Services plans to expand these deployments throughout 2007, positioning it with the opportunity to further penetrate both the upper end SMB and Enterprise markets. XO Business Services is enhancing its market-by-market distribution coverage strategies, and developing distribution and support strategies more aligned to the specific needs within each market. In 2007, Business Services will place an increased emphasis on servicing the Enterprise market. Business Services plans on establishing dedicated Enterprise account teams, along with special proposal, provisioning and support; accelerating its ability to penetrate and support this growing market.

XO Business Services Distribution Channels

To reach the Business Services market, XOC employs a direct sales and support organization led in each market by a General Manager who is responsible for determining sales coverage and achieving sales plan results.

In addition to its direct sales force, XO Business Services has agreements with over 500 third party national, regional and local agents and agency firms, who represent a broad range of voice, data, consulting, and equipment services that they provide to end users. These business partners extend the reach of the Business Services sales organization on a more cost effective basis, as costs are not incurred until a sale is made and service is installed. In 2006, Business Services made significant progress in enhancing its business partner program, eliminating non-productive agents, reducing commission costs, and focusing resources on fewer, more productive partners, while growing sales and revenue from this channel of distribution.

XO Carrier Services

The Carrier Service business is based on the XOC Network, which is comprised of 18,000 route miles of long-haul fiber and over 9,000 route miles of metro fiber. In 2006, XOC upgraded its nationwide long-haul network using the industry’s most advanced digital fiber optic technology. This allows Carrier Services to offer its customers a broader range of competitively priced high-capacity transport services across major metropolitan markets within the United States.

Carrier Services Market

XO Carrier Services is committed to serving the needs of emerging and established carriers and service providers including, but not limited to, the ILEC, CLEC, ISP, InterXchange carriers, non-facility based resellers, building local exchange carriers, cable television providers, wireless service providers, and VoIP service providers.

Taking advantage of consolidation within the industry and increased customer demands for bandwidth, Carrier Services also targets international carriers, cable companies and content providers. Carrier Services offers these customers high-capacity, inter-city private line and inter-city Ethernet services. In 2006, XOC deployed up to 100 Gbps high speed transport services to numerous buildings in the markets where major carriers are housed. Expanding the Metro footprint within these markets allows Carrier Services to capture greater share of the metro IP and wavelength services market. The investment in inter-city optical capacity and in customer “very high speed” routers enables Carrier Services to compete in the carrier IP business as well as to win business with the content providers and Cable companies.

XO Carrier Services designs solutions specifically for carriers and service providers, evaluating and delivering exactly what is needed at an affordable price. XO Carrier Services can assist carriers/service providers to quickly expand into new markets with little to no additional effort or capital expense. The solutions provided by XO Carrier Services allow its customers to remain focused on running their business and servicing their customers instead of constructing networks.

The Carrier Services staff is dedicated to serving customers from the time of order through delivery and beyond. The services provided by XO Carrier Services include timely provisioning, customer care efficiency, billing accuracy, online billing and customer facing pricing tools.

Carrier Services Distribution Channels

The Carrier Services sales channel is comprised of carrier account managers, sales engineers, and specialized support personnel who work closely with Carrier Service customers to provide wholesale specialized solutions. The carrier sales channel is organized into two regions, East and West. Each region has three distinct sales segments, Strategic, National and Vertical.

The first segment is the Strategic segment. The Strategic segment consists of small dedicated sales, engineering and customer service teams focused on XOC’s top 40 Carrier customers.

The second segment is the National segment, and is the largest carrier based sales force. The National segment targets medium to large wholesalers. The National team also includes engineer and customer service representatives responsible for proactively resolving sales, service delivery and customer issues.

The Vertical segment, which is a smaller sales force launched in late 2006, aggressively markets XOC’s carrier services to IP Portals, online gaming, streaming video, streaming media, cable MSOs and ASPs.

XOC Network Overview

To support the Business Services and Carrier Services units, the XOC network consists of state of the art metro fiber rings and an inter-city fiber network capable of carrying high volumes of data, voice, video and Internet traffic. XOC utilizes network assets located across the United States, substantially all of which the Company owns or controls through indefeasible exclusive rights or other leasing or contractual arrangements, making XOC a national facilities-based carrier. XOC is able to provide its services to customers predominantly over an integrated national network, from the initiation of the voice or data transmission to the point of termination. This allows XOC to offer its customers high levels of service.

Metro Fiber Networks and Local Facilities

Our metro fiber networks consist of rings of more than 888,000 fiber miles of fiber optic cables encircling the central business districts of numerous metropolitan areas. A “fiber mile” is equal to the number of route miles multiplied by the number of fibers along that path. We operate 37 metro fiber networks in 22 states and the District of Columbia, including 25 of the 30 largest metropolitan areas in the U.S. In the aggregate, our metro fiber networks connect over 950 unique ILEC end-office collocations.

The core of each of our metro fiber networks is one or more rings of fiber optic cable in a city’s central business district that connects to our central office locations from which we can provision services to our customers. These central offices contain the switches and routers that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services. A critical element of our metro fiber network is the number of central offices in which we have located our aggregation and transmission equipment within each of our local markets, referred to as collocations. In general, a CLEC is able to provision services at lower cost if it operates a collocation within a relatively short distance of its customer. Following our acquisition of the local exchange carrier business of Allegiance Telecom, Inc. in June 2004, we operate collocations in over 950 central offices as part of our network. Virtually all of which are concentrated in the business districts in which our target customers are located. We operate one of the most extensive collocation footprints in the United States. We believe that our extensive collocations provide us with substantial market opportunities to both sell services to our targeted business customers and to serve as points of termination for traffic originated by other carriers.

We strive to build and own these metro fiber networks or obtain indefeasible rights to use fiber (“IRUs”) so that we can control the design and technology used to best meet our customers’ needs. We built our high capacity metro fiber networks using a backbone density typically ranging between 72 and 432 strands of fiber per cable. Fiber optic cables have the capacity, or bandwidth, to carry tens of thousands of times the amount of traffic as traditionally-configured copper wire. Our high-count fiber cables allow us to augment the scale of our broadband and voice services without incurring significant additional construction costs. Indefeasible exclusive rights are contracts with the owners of fiber optic cables that allow us to use a specified amount of capacity on a specified fiber on those cables for terms ranging from 10 to 25 years.

We operate 37 metro fiber networks serving over 70 markets noted below:

	Metro Fiber			Metro Fiber
	Network			Network
State	Location	Service Market	State	Location	Service Market

AZ	Phoenix	Phoenix	MI	Detroit	Detroit
CA	Los Angeles	Los Angeles	MN	Minneapolis	Greater Minneapolis/St. Paul
CA	Orange County	Anaheim	MO	St Louis	St Louis
		Costa Mesa	NJ	New Jersey	Bergen/Passaic
		Fullerton			Middlesex-Somerset-Hunterdon
		Garden Grove			Newark
		Huntington Beach			Jersey City
		Inglewood			Monmouth-Ocean
		Irving			Trenton
		Long Beach	NV	Las Vegas	Las Vegas
		Orange	NY	New York	Manhattan
		Santa Ana			Nassau-Suffolk
CA	Sacramento	Sacramento	OH	Cleveland/Akron	Cleveland-Lorain-Elyria
CA	San Diego	San Diego			Akron
CA	San Francisco	San Francisco			Canton-Massillon
		Oakland	OH	Columbus	Columbus
		Fremont	OR	Portland	Portland-Vancouver, OR-WA
		Milpitas	PA/DE	Central PA	Allentown-Bethlehem-Easton
		Mountain View			Harrisburg-Lebanon-Carlisle
		Palo Alto			Lancaster
		Santa Clara			Reading
		Sunnyvale			Scranton-Wilkes-Barre-Hazleton
CA	San Jose	San Jose			York
CO	Denver	Denver			Wilmington-Newark, DE-MD
		Boulder-Longmont			Dover
DC/VA	Washington DC/	Washington, DC-MD-VA-WV	PA	Philadelphia	Philadelphia, PA-NJ
Northern VA
FL	Ft Lauderdale	Ft Lauderdale	TN	Memphis	Memphis, TN-AR-MS
FL	Miami	Miami	TN	Nashville	Nashville
		West Palm Beach-Boca Raton	TX	Austin	Austin-San Marco
FL	Orlando	Orlando	TX	Dallas / Ft Worth	Dallas
Tampa-St.
FL	Tampa	Petersburg-Clearwater			Fort Worth-Arlington
GA	Atlanta	Atlanta	TX	Houston	Houston
		Marietta	TX	San Antonio	San Antonio
IL	Chicago	Chicago	UT	Salt Lake City	Salt Lake City-Ogden
MA	Boston	Boston, MA-NH			Orem/Provo
		Brockton	WA	Seattle	Seattle-Bellevue-Everett
		Lawrence, MA-NH	WA	Spokane	Spokane
		Lowell, MA-NH			Lewiston
		Worcester, MA-CT			Clarkston
MD	Baltimore	Baltimore			Coeur d’Alene

Inter-city Network

Our inter-city fiber network is comprised of a twenty-year indefeasible exclusive right to use 18 fiber optic strands pursuant to arrangements with Level 3 Communications, Inc. (“Level 3”). This fiber network traverses over 16,000 miles and connects more than 60 cities in the United States and Canada, including most of the major metropolitan markets served by our metro fiber networks. In addition, we have inter-city fiber IRUs from Abovenet and Qwest for routes totaling another 2,000 route miles.

In addition to the inter-city fiber network discussed above, we entered into several service agreements, including the lease of wavelengths from Level 3 for a minimum of five-years. Those leases for the inter-city wavelength capacity either expired in 2006 or will expire in 2007. At the time of executing the service agreements to lease wavelengths, the level of traffic in relation to capacity; and the availability of wavelength capacity to us at cost-efficient lease rates made it more cost-effective to lease wavelengths rather than deploy our own equipment to activate segments of our inter-city fiber network. However, we designed and installed much of the equipment we use to route traffic so that we could easily transfer voice and data traffic from leased wavelength capacity onto our inter-city fiber network as increased traffic on certain segments made lighting the inter-city fiber network the more cost effective approach. Starting in 2006, we began to light the bulk of our inter-city fiber network. At this time we have lit, using our own transmission equipment, all 16,000 miles of 2 of the 18 strands of inter-city fiber optic network. We believe that lighting our inter-city fiber network is strategically beneficial to us. This will provide a lower cost basis for running our network, a higher level of service for our customers and will enable faster and more profitable growth. We have received correspondence from Level 3 indicating that, as a result of disclosure we included in our 2004 Annual Report on Form 10-K, wherein we indicated that we were considering, among other options, lighting our dark fiber in the United States, we were and are in material breach of our contractual obligations to Level 3. See “Item 3. Legal Proceedings.”

Our metro fiber networks are connected by our own switching, routing and optical equipment. The metro networks are connected to dedicated, high-capacity wavelengths of transmission capacity on inter-city fiber optic cables, which we refer to as wavelengths. This comprises the majority of our over 290,000 fiber miles of inter-city network. By using our own switching and routing equipment, we maximize the capacity and enhance the performance of our inter-city network as needed to meet our customers’ current and future telecommunications needs.

We have designed and built an advanced and reliable inter-city network. There are at least two physically diverse fiber paths connecting each of our markets to their adjacent markets. This allows us to reroute traffic around inter-city fiber cuts to ensure end-to-end connectivity to our customers. Metro fiber rings are diversely routed to the XO Point-of-Presence (“POP”). This ensures that customer traffic can reroute around network impairments.

Our IP network consists of an OC-192 capacity backbone running through or adjacent to our inter-city fiber network. Our IP backbone connects to our inter-city fiber network at ten IP backbone nodes, 62 local facilities in 34 markets, and one hosting data center. These IP backbone nodes provide inter-city IP transport between each of our metro fiber networks and connectivity to other Internet Service Providers (“ISPs”) which is commonly referred to as peering. Peering with other ISPs is done in each of our IP backbone facilities except for Denver.

Our IP/MPLS architecture provides over 10 Gbps wavelengths, the highest level of restoration available today. Redundant routes and capacity are identified and reserved so that in the event of a failure, the network will automatically restore traffic in the shortest time possible without the need for manual intervention.

XOC Network Services Overview

XOC’s network services organization consists of more than 1,200 employees dedicated to delivering superior service and to enhance the customers’ experience. Network service employees are located in each market covered by XOC. The main objectives of XOC’s network services organization include the design, deployment, and maintenance of network assets. In addition, they are responsible for installing customer premise equipment and activating new customers as well as maintaining and, when necessary, repairing any service outages customers might experience. To be proactive in repairing any network outages and to maintain the highest network quality, XOC has a 24 hours a day, 7 days a week, network operations center with a full network surveillance system.

XOC Customer Care Overview

XOC’s customer care group supports the needs of existing customers in both the Business Services and Carrier Services operating units. The goal of XOC’s customer care group is to provide the highest quality of service for customer satisfaction. XOC’s customer care group has the ability and resources to respond to and resolve customer questions and issues as they arise. XOC conducts much of its customer care operations from two call centers. XOC also provides locally-based care for many large customers. XOC’s customer care organization consists of more than 500 customer care representatives.

XOC Service Offerings

XOC utilizes its extensive network, network services organization, and customer care support infrastructure to offer Business Services and Carrier Services customers a broad portfolio of VoIP services, data and Internet solutions, voice services, managed services and web hosting. XOC service offerings include business-class and carrier-class versions of similar products, as well as products uniquely developed to meet the needs of each customer segment. XOC’s VoIP services include integrated bundles for business customers and VoIP origination and termination solutions primarily for carrier customers. XOC’s data and Internet solutions include offerings such as high speed data, dedicated Internet access and private networking. XOC voice services include traditional wholesale local and long distance services, local business lines, trunks, retail long distance and conferencing. XOC’s managed services provide network, equipment and professional services as an integrated solution for customers, as well as interactive voice response products. XOC’s hosting solutions offer customers websites and dedicated hosting, online business applications and professional website services.

VoIP Services

XOC has one of the largest deployments of soft-switches to support both circuit-switched voice traffic and packet-based Voice over Internet Protocol traffic. XOC offers its business and carrier customers a growing portfolio of VoIP solutions.

VoIP Origination & Termination.  XO Carrier Services offers VoIP Origination and VoIP Termination services to its carrier, cable and broadband communications customers. VoIP Origination provides inbound access for carriers through XOC’s IP network. VoIP Termination provides long distance connectivity for carriers through XOC’s IP network to terminate IP-originated calls to the Public Switched Telephone Network. These services are used by some of the nation’s leading retail VoIP service providers. During 2006, XOC experienced an 80% increase in the number of voice traffic minutes carried across its nationwide IP network.

XOptions Flex VoIP Bundle.  XO Business Services offers a VoIP-enabled bundle, named XOptions Flex. First deployed in 2005, Internet Telephony magazine named XOptions Flex as a recipient of the magazine’s Excellence Award for 2005. Over 7,500 customers have deployed XOptions Flex to more than 100,000 users. XOptions Flex provides business customers a first-step in the transition to IP telephony, allowing them to begin to enjoy the benefits of IP-telephony by consolidating voice and data traffic onto a single circuit, while keeping their existing phone equipment. For example, VoIP technology allows customers to utilize “dynamic bandwidth allocation” to maximize their bandwidth utilization by allocating bandwidth to data applications during periods when voice lines are idle.

Data and Internet Services

XOC offers its business and carrier customers numerous products that provide Internet access, data transport and private networking.

Dedicated Internet Access.  XO Business Services’ dedicated Internet access service (“DIA”), provides both growing businesses and enterprise customers connections to the Internet with guaranteed speeds ranging from 56 kbps, to 1 Gbps. XOC is a tier-1 Internet backbone provider in the United States with over 200 public and private peering arrangements with other Internet backbone networks.

XO Carrier Services also offers DIA services to its customers. Specifically, the T1 DIA, T3 DIA and OC-n DIA products offered by Carrier Services provide customers with non-shared, non-fractional leased lines for connection to the Internet at speeds ranging from 1.544 Mbps to 155 Mbps. Carrier Services’ Ethernet, Fast Ethernet and Gigabit Ethernet products provide carrier and service provider customers with DIA through metro Ethernet equipment ranging from 10Mb to 1Gb on either a wired or wireless facility.

MPLS IP-VPN.  XO Business Services offers its business customers IP-based Virtual Private Networks (“VPN”) utilizing Multi-Protocol Label Switching (“MPLS”) technology. For multi-location businesses that require secure T-1 or higher services, IP-VPN offers flexible, intelligent, managed network solutions that provide more bandwidth for the money, faster application deployment, and lower network operating costs than traditional Wide Area Networking services such as ATM or Frame Relay. Enterprises can use VPNs to deploy tailored,

IP-based business applications for secure internal, business-to-business and business-to-customer data communications among geographically dispersed locations. VPN services also provide secure access for remote users, such as employees traveling or working from home.

Ethernet Transport.  Both Carrier Services and Business Services offer their customers a suite of Ethernet Transport services, including Gigabit Ethernet (“GigE”) as well as inter-city Ethernet services at 10Mbps, 100 Mbps, 1 Gbps, and 10 Gbps between its markets. XOC’s Ethernet transport services are available on both its fiber and wireless networks and are designed to provide high-speed, high-capacity connections between customers’ Local Area Networks (“LANS”), within and between metropolitan areas. This reduces costs as it eliminates the need for ongoing configuration, management and acquisition of equipment by the customer.

Ethernet Access.  Business Services offers its customers fiber-based and wireless Ethernet connections as the underlying access technology for services such as DIA. The expansion of its mid-band Ethernet footprint provides the opportunity for a fifty-fold increase in the number of businesses in the marketplace able to use Ethernet to obtain 10 Mbps DIA connections. In 2007, Business Services plans to expand the capabilities of its XOptions Flex bundle to utilize Ethernet Access, delivering an integrated voice and data solution with a full 10 Mbps of dynamically allocated bandwidth.

Private Line.  Business Services provides dedicated transmission capacity on its wireline and wireless networks to business and enterprise customers that desire high-bandwidth data links between locations. Private line services provide special access and point-to-point circuits to high volume Business Services and Carrier Services customers, which they use for both primary and back-up circuits. In addition, fiber optic technology that enables signals to be transmitted at different wavelengths on a single fiber allows XOC to lease one or more dedicated wavelengths to business customers that desire high-bandwidth links between locations. XOC currently offers these services with connections of up to 9.6 gigabits per second, a transmission rate known as OC-192. This service supports a variety of transmission protocols, including ATM, Frame Relay, and Synchronous Optical Network (“SONET”.)

Carrier Services also offers private line services to its carrier customers. These services provide high-speed, dedicated point-to-point connectivity for voice, data and video applications. XOC’s Carrier private line has both local and long-haul circuits available in a variety of configurations, including wireless, to meet the diverse needs of its carrier customers.

Data/Telco Collocation.  XOC’s extensive facilities-based network allows it to offer business and carrier customers’ data and telecommunications equipment collocation in many of its facilities across the United States. This capability allows customers to locate their equipment in secure, controlled access cabinets or cages at XOC facilities. By placing their equipment in an XOC collocation, customers enjoy easy connection to the XOC network and other carrier networks, available 24 hours a day, 7 days a week monitoring, backup power, and other services that help customers increase bandwidth, reduce costs, avoid capital expenditures, and improve redundancy and business continuity capabilities.

IP Aggregation.  The XOC IP Aggregation product is ideal for Carrier Services customers, such as Internet Service Providers that sell T1s (IP End Links) to end users with IP data networking and Internet Access requirements. In addition, this product includes an IP transport component that adds additional value to the overall service by providing some of the infrastructure that the customer might otherwise have to build. XOC IP Aggregation aggregates end-user 1.5 Mbps to 6 Mbps end-link traffic and delivers it to our customers over a clear channel DS3. Customers without a POP in a particular city where they have purchased IP end-links have an option to backhaul their customers’ traffic across the XOC backbone to the city where their POP is located. Traffic is transported securely via MPLS and allows customers to manage their own IP address space.

DSL.  Business Services provides business-class Digital Subscriber Line service (“DSL”) sold online, to business customers who desire an Internet connection with speeds up to 1.5 Mbps. DSL provides a more economical connection than DIA, but at reduced Service Levels and with greater geographic limitations, as compared to DIA service.

Voice Services

XOC offers its business and carrier customers a variety of traditional voice applications and services. XOC’s traditional voice services are a proven alternative to the ILEC. In each of XOC’s markets, it has negotiated and entered into interconnection agreements with the applicable ILEC and certain independent carriers, and implemented permanent local number portability, which allows new customers to retain their telephone numbers when they choose XOC as their service provider. XOC’s voice services include:

XOptions Bundle.  XOptions, an integrated bundled package of voice and data services, includes flat-rate packages for specified amounts of services, including local and long distance voice services, Internet access and web hosting services. These bundles include a variety of service options designed to accommodate different customers with anywhere from 10 to 100 employees per location. These bundled services can result in significant savings over the average cost of buying these services from separate competitive voice and data providers.

Local Service.  XO Business Services provides traditional local voice services to its customers. Traditional local voice services include local standard dial tone (including touch-tone dialing, 911 access and operator assisted calling), and local multi-trunk dial tone services (including primary rate interface (“PRI”), with direct inward dialing, and direct outward dialing). Traditional local voice services also include voice messaging with personalized greetings, send, transfer, reply and remote retrieval capabilities and directory listings and assistance.

XO Carrier Services also offers traditional local voice services to its wholesale carrier and other communications customers. These services allow carrier and other communications customers to expand their own service footprint with a branded local service offering. XOC’s wholesale local voice services also help carriers and other service providers eliminate capital costs, expand their sales footprint, improve their services and reduce operating costs.

Long Distance.  XO Business Services also provides its business customers with proven alternatives to ILEC long distance voice services. These services include a variety of long distance service calling plans, international toll free, calling card, operator services, and enterprise long distance termination.

XO Carrier Services offers its carrier and communications customers wholesale long distance termination services. This service provides XOC customers with a reliable and cost-effective solution to terminate inter- and intra-state long distance calls with only one interconnection.

Conferencing.  XOC’s conferencing services include both voice and web conferencing services.

Managed Voice Services

XO Business Services also provides telecommunications management services to its businesses customers. These services, marketed as the XO One family of services, may be premise-based solutions that include the installation, and maintenance of a customer’s telecommunications systems, or may be network-based solutions where our central network hosts the capabilities previously managed by the customer using local premise equipment. The concept of a managed service allows businesses to focus on their core competencies and benefit from one integrated telecommunications solution, one service provider, one invoice and one point of contact and management for telecommunications services.

XO One iPBX Services.  Beginning in 2006, XO Business Services expanded its managed Private Branch Exchange (“PBX”) offering. It now offers a managed IP-based PBX solution that can be configured for a wide range of customer sizes and applications. The offer includes IP-enabled PBX equipment installed and managed at the customer premise by XOC. In addition, XOC provides telephone handsets, voice, data and Internet connections and services configured to meet the customer’s needs, managed by XOC and billed on a single monthly invoice.

XO One Hosted PBX.  XOC plans to introduce a hosted version of its PBX service where the capabilities of the service are hosted in the XO network, rather than in a PBX located at the customer’s premise.

Network IVR.  XO Communications also provides network-based Interactive Voice Response (“IVR”) services through its subsidiary, XO Interactive. IVR services provide custom-designed voice response systems that reduce costs and improve productivity by routing calls, capturing information, locating, retrieving and communicating data and more.

Hosting

XOC offers a range of web hosting, messaging, collaboration and application hosting services to help customers manage their online business and provide online business tools to its access customers. These services are offered directly by XOC, and also through its Concentric brand. Hosting services include:

Websites and Application Hosting.  XOC offers hosting of customers’ websites, e-mail, e-commerce and Web 2.0 applications (Intranets, blogs, wikis and GroupWare.) XOC’s unique clustered hosting services are available for customers who want scalable and secure Web hosting and messaging at affordable prices.

Server Collocation.  XOC helps customers reduce their resource requirements and hosting infrastructure needs by providing them space in a Tier-1 data center environment. Collocation in an XOC data center provides customers with agreed upon service and support to their mission-critical server infrastructure.

Online Business Applications.  XOC offers business customers a variety of web-related business applications, such as Perimeter E-mail Protection for organizations with on-premise e-mail servers, GroupWare for messaging and collaboration, Corporate Domain Management tools for companies with complex DNS needs, and a Web Basics package included in many XOC voice and data bundles to help business customers manage their online presence.

Professional Website Services.  XO provides hosting-related professional services, including Migration, Account Set-Up, e-commerce and site design. Additional services include pay-per-click search engine advertising and sales lead generation services.

Wireless Diversity and Redundancy

XOC offers its customers the option of a separate, physically diverse and redundant network connectivity option to prevent and secure network assets in the wake of primary provider failures, outages or disasters.

Nextlink Wireless

Nextlink provides an array of wireless alternative access services from T-1s to OC-12 (622 Mbps) primarily to wireline and wireless carriers, including XOC. Nextlink’s alternative access services are the wireless equivalent of the traditional, copper or fiber-based telecommunications “last mile” and “middle mile” connections capable of supporting voice, data, and bundled telecommunications services. Furthermore, Nextlink’s wireless services provide higher bandwidth alternatives to copper and a cost effective option to constructing fiber. Nextlink services also provide its customers and reseller partners the capability to extend their high speed network connectivity to reach new customer locations, backhaul voice and data traffic, and to support network redundancy and diversity needs.

Nextlink was launched in 2006, and is an early stage business. As of February 28, 2007, Nextlink had approximately 50 employees.

Nextlink Business Strategy

Nextlink’s business strategy is built on a wholesale service provider or “carrier’s carrier” model and focuses on several key elements:

Preserve the Spectrum.  Nextlink’s spectrum licenses are provided by the Federal Communications Commission, under a ten-year, renewable term. Many of the 91 licenses begin to expire in June 2008 unless Nextlink shows that it has met the applicable “substantial service” requirements as defined by the FCC for LMDS license renewal purposes. Nextlink launched a program to build out networks which it believes will satisfy the FCC’s license renewal requirements and thus, preserve its spectrum.

Leverage XO Communications.  XOC currently operates and possesses significant network, customer and human assets in over 30 of the markets in which Nextlink holds spectrum. XOC is being utilized as a supplier of critical network and systems infrastructure, a sales channel partner reselling wireless services under the XO brand to businesses and carriers, and a customer utilizing wireless technology to replace more expensive, leased line circuits from the ILEC.

Penetrate the Mobile Backhaul Market.  Nextlink is actively pursuing the mobile backhaul market, a large and promising application for fixed wireless broadband services. Existing cellular carriers and next generation mobile data carriers require both significant enhancements and additional bandwidth to support the increasing amount of traffic on their networks. Nextlink currently provides backhaul services in several markets and is marketing its services directly to carriers and/or in conjunction with its strategic partners.

Establish Retail Partner Programs.  Using the model for partnering with XO Communications, Nextlink has developed additional products and programs for other carriers, integrators and technology providers to resell Nextlink services and establish a broader presence in the multiple markets for fixed wireless services. Nextlink has successfully signed up several partners since it launched these programs and continues to pursue additional partners.

Nextlink Spectrum Licences

Nextlink holds 91 licenses in the LMDS wireless spectrum (27.5 to 31.3 GHz) and ten 39 GHz licenses. These licenses cover 75 markets in the U.S. and approximately 95% of the population in the thirty largest of these markets. The table below reflects (i) the license number, (ii) the metropolitan areas covered by the license, (iii) the estimated population for each area, and (iv) the amount of spectrum for each area.

License					B	39 GHz	License
Number	City	State	Population	A Band	Band	Chanls	Renewal

WPOL286	New York (PMSA of 5 boroughs & 3 counties)	NY	8,546,846	A3 *			2/1/2016
WPLM417	Atlanta	GA	3,197,171		B		6/17/2008
WPLM412	Austin	TX	899,361		B		6/17/2008
WPLM416	Baltimore	MD	2,430,563		B		6/17/2008
WPLM430	Birmingham	AL	1,200,336	A			6/17/2008
WPLM413	Boston	MA	4,133,895		B		6/17/2008
WPLM418	Chattanooga	TN	510,860	A			6/17/2008
WPLM405	Chicago	IL	8,182,076		B		6/17/2008
WPLM424	Cincinnati	OH	1,990,451		B		6/17/2008
WPLM422	Cleveland-Akron	OH	2,894,133		B		6/17/2008
WPLM410	Columbia	SC	568,754	A			6/17/2008
WPLM438	Columbus	OH	1,477,891		B		6/17/2008
WPON926	Denver	CO	2,073,952	A1(part)			6/17/2008
WPLM408	Detroit	MI	4,705,164		B		6/17/2008
WPLM398	Hartford	CT	1,123,678		B		6/17/2008
WPLM411	Hickory-Lenoir-Morganton	NC	292,409	A			6/17/2008
WPLM431	Huntsville	AL	439,832	A			6/17/2008
WPLM435	Indianapolis	IN	1,321,911		B		6/17/2008
WPLM436	Kansas City	MO	1,839,569		B		6/17/2008
WPLM434	Klamath Falls	OR	74,566		B		6/17/2008
WPLM420	Lakeland-Winterhaven	FL	405,382		B		6/17/2008
WPLM429	Lexington	KY	816,101	A			6/17/2008
WPLM401	Los Angeles	CA	14,549,810	A			6/17/2008
WPLM428	Louisville	KY	1,352,955	A			6/17/2008
WPLM423	Mansfield	OH	221,514		B		6/17/2008
WPLM433	Medford-Grants Pass	OR	209,038		B		6/17/2008
WPOH970	Milwaukee	WI	1,751,525	A			6/17/2008
WPLM419	Minneapolis-St. Paul	MN	2,840,561	A			6/17/2008
WPOH945	New Haven-Waterbury-Meriden	CT	978,311		B		6/17/2008

License					B	39 GHz	License
Number	City	State	Population	A Band	Band	Chanls	Renewal

WPLM400	New London-Norwich	CT	357,482		B		6/17/2008
WPLM397	New York (whole BTA)	NY	18,050,615		B		6/17/2008
WPLM421	Ocala	FL	194,833		B		6/17/2008
WPLM432	Portland	OR	1,690,930	A			6/17/2008
WPOH956	Providence-Pawtucket, New Bedford- Fall River	RI,MA	1,509,789	A			6/17/2008
WPLM437	Rochester	NY	1,118,963		B		6/17/2008
WPLM407	Sacramento	CA	1,656,581	A			6/17/2008
WPLM402	San Diego	CA	2,498,016		B		6/17/2008
WPLM406	San Francisco-Oakland-San Jose	CA	6,420,984		B		6/17/2008
WPLM404	San Luis Obispo	CA	217,162	A			6/17/2008
WPLM403	Santa Barbara-Santa Maria	CA	369,608	A			6/17/2008
WPLM427	Seattle-Tacoma	WA	2,708,949	A			6/17/2008
WPLM425	St. Louis	MO	2,742,114		B		6/17/2008
WPLM409	Toledo	OH	782,184		B		6/17/2008
WPLM415	Washington	DC	4,118,628		B		6/17/2008
WPOH677	Albuquerque	NM	688,612	A			9/1/2008
WPOH679	El Paso	TX	649,860	A			9/1/2008
WPOH676	Tucson	AZ	666,880	A			9/1/2008
WPOH683	Lawton-Duncan	OK	177,830	A			9/1/2008
WPOH682	Oklahoma City	OK	1,305,472	A			9/1/2008
WPOH684	Omaha	NE	905,991	A			9/1/2008
WPOH676	Tulsa	OK	836,559	A			9/1/2008
WPOH944	Albany-Schenectady	NY	1,028,615	A			10/6/2008
WPOH963	Atlanta	GA	3,197,171	A			10/6/2008
WPOH954	Austin	TX	899,361	A			10/6/2008
WPOH962	Baltimore	MD	2,430,563	A			10/6/2008
WPOH955	Boston	MA	4,133,895	A			10/6/2008
WPOH955	Buffalo-Niagara Falls	NY	1,231,795	A			10/6/2008
WPOH950	Charlotte-Gastonia	NC	1,671,037	A			10/6/2008
WPOH948	Chicago	IL	8,182,076	A			10/6/2008
WPOH953	Dallas	TX	4,329,924	A			10/6/2008
WPOH975	Des Moines	IA	728,830	A			10/6/2008
WPOH949	Detroit	MI	4,705,164	A			10/6/2008
WPOH952	Greenville-Spartanburg	NC	788,212	A			10/6/2008
WPOH943	Hartford	CT	1,123,678	A			10/6/2008
WPOH966	Houston	TX	4,054,253	A			10/6/2008
WPOH974	Indianapolis	IN	1,321,911	A			10/6/2008
WPOH979	Jacksonville	FL	1,114,847	A			10/6/2008
WPOH981	Knoxville	TN	948,055	A			10/6/2008
WPOH947	Los Angeles	CA	14,549,810		B		10/6/2008
WPOH959	Manchester-Nashua-Concord	NH	540,704	A			10/6/2008
WPOH973	Memphis	TN	1,396,390	A			10/6/2008
WPOH967	Miami-Ft. Lauderdale	FL	3,270,606	A			10/6/2008
WPLM426	Milwaukee	WI	1,751,525		B		10/6/2008
WPOH964	Minneapolis-St. Paul	MN	2,840,561		B		10/6/2008
WPOH980	Nashville	TN	1,429,309	A			10/6/2008
WPLM399	New Haven-Waterbury-Meriden	CT	978,311	A			10/6/2008

License					B	39 GHz	License
Number	City	State	Population	A Band	Band	Chanls	Renewal

WPOH942	New York (unencumbered by PMSA)	NY	9,503,769	A			10/6/2008
WPOH960	Philadelphia, Wilmington (DE), Trenton (NJ)	PA	5,899,345	A			10/6/2008
WPOH971	Pittsburgh	PA	2,507,839	A			10/6/2008
WPLM414	Providence-Pawtucket, New Bedford-Fall River	RI,MA	1,509,789		B		10/6/2008
WPOH951	Raleigh-Durham	NC	1,089,423	A			10/6/2008
WPOH972	Richmond-Petersburg	VA	1,090,869	A			10/6/2008
WPOH978	Rochester	NY	1,118,963	A			10/6/2008
WPOH976	San Antonio	TX	1,530,954	A			10/6/2008
WPOH958	Springfield-Holyoke	MA	672,970	A			10/6/2008
WPOH969	St. Louis	MO	2,742,114	A			10/6/2008
WPOH946	Syracuse	NY	791,140	A			10/6/2008
WPOH965	Tampa-St. Petersburg-Clearwater	FL	2,249,405	A			10/6/2008
WPOH961	Washington	DC	4,118,628	A			10/6/2008
WPOH968	West Palm Beach-Boca Raton	FL	893,145	A			10/6/2008
WPOH957	Worcester-Fitchburg-Leominster	MA	709,705	A			10/6/2008
WPQT938	Denver-Boulder-Greeley	CO	2,073,952			B	10/18/2010
WPQT942	Las Vegas	NV	857,856			E	10/18/2010
WPQT946	Las Vegas	NV	857,856			G	10/18/2010
WPQT939	San Diego	CA	2,498,016			B	10/18/2010
WPQT944	San Diego	CA	2,498,016			F	10/18/2010
WPQT947	San Diego	CA	2,498,016			N	10/18/2010
WPQT940	San Francisco	CA	6,420,984			D	10/18/2010
WPQT945	San Francisco	CA	6,420,984			F	10/18/2010
WPQT941	Toledo	OH	782,184			E	10/18/2010
WPQT943	Toledo	OH	782,184			F	10/18/2010

Legend

A	27,500 to 28,350 MHz, 29,100 to 29,250 MHz, 31,075 to 31,225 MHz = 1,150 MHz

A1	27,500 to 28,350 MHz = 850 MHz

A3	31,075 to 31,225 MHz = 150 MHz

B	31,000 to 31,075 MHz, 31,225 to 31,300 MHz = 150 MHz

39 GHz B	38,650 to 38,700 MHz, 39,350 to 39,400 = 100 MHz

39 GHz E	38,800 to 38,850 MHz, 39,500 to 39,550 = 100 MHz

39 GHz G	38,900 to 38,950 MHz, 39,600 to 39,650 = 100 MHz

39 GHz F	38,850 to 38,900 MHz, 39,550 to 39,600 = 100 MHz

39 GHz N	39,250 to 39,300 MHz, 39,950 to 40,000 = 100 MHz

39 GHz D	38,750 to 38,800 MHz, 39,450 to 39,500 = 100 MHz

The higher the frequency, the higher the attenuation (loss). For the same amount of transmission power, a lower frequency signal will propagate farther.

*	Nextlink’s A3 Band Licenses in New York City were renewed by the FCC during the first quarter of 2006 through February 2016. On August 21, 2006, the FCC granted a request by Nextlink to extend the deadline for construction of the facilities in the NY A3 Block until October 2008 to conform to the construction deadline for its other LMDS licenses in the New York marketplace.

The license term of Nextlink’s broadband wireless spectrum is generally ten years. Nextlink’s licenses are renewable for additional ten year terms. However, renewal is conditioned upon Nextlink’s ability to satisfy certain service requirements established by the FCC. In order to meet the FCC renewal requirements and ensure the renewal of its spectrum licenses, Nextlink has launched a program to build hub sites in every market where it holds spectrum licenses. To date, Nextlink believes that it has satisfied the renewal requirements in 12 of its 75 license-covered markets and has initiated activities in additional 44 license-covered markets.

Nextlink Wireless Network Overview

Nextlink deploys fixed wireless point-to-multipoint and point-to-point networks providing wireless broadband connectivity in its markets. Nextlink’s network also incorporates encryption and authentication technologies to protect information privacy.

Nextlink Network Architecture.  Nextlink’s primary network deployment design can be considered an “aggregation network.” This means that Nextlink’s networks are designed to collect telecommunications traffic from a large number of sites, aggregate that traffic at a single location while maintaining the integrity and quality of the multiple signals, and deliver the resulting larger stream of aggregated traffic to terrestrial, fiber-based networks for distribution across the country. Nextlink’s networks are also capable of separating large streams of telecommunications traffic and delivering signals as appropriate to multiple locations within an operating region from a single site. Nextlink describes the deployment of its aggregation networks products as “middle mile” solutions for telecommunications service providers. Additionally, Nextlink provides “last mile” high bandwidth data solutions for enterprise and government applications.

Nextlink executes its network design by deploying microwave radios placed at customer locations. These radios are centered on strategically selected wireless transmission and aggregation locations (“base stations”). Base stations transmit to and receive signals from wireless equipment at multiple remote customer locations, allowing transmissions between multiple remote antennas and a single base station antenna. Each base station is capable of serving customers in Nextlink’s targeted mobile backhaul, network facilities replacement, and enterprise and government market segments. Nextlink’s base stations have a service radius of up to thirteen miles, depending on a number of factors such as power levels used, local weather environment, and terrain.

Below is a diagram of a typical LMDS network architecture.

Fixed Wireless Spectrum Performance.  Nextlink’s services are delivered through exclusively licensed LMDS fixed wireless spectrum. The properties of Nextlink’s LMDS spectrum allow it to deliver voice and data connectivity to customers at rates of up to 622 Mbps, providing them access to high bandwidth applications. In addition, unlike the spectrum deployed by many other fixed wireless providers, Nextlink’s LMDS spectrum allows point to multipoint applications, making its products useful in the deployment of aggregation, or “middle-mile” networks.

However, unlike lower frequency transmissions, the signals transmitted through Nextlink’s LMDS spectrum generally will not penetrate trees, walls, glass or other path-obstructing materials. Nextlink typically addresses these line-of-sight challenges by installing intermediate sites to overcome significant transmission obstacles. This solution is generally sufficient for services it offers to telecommunications carriers, who sell directly to end-users. However, these line-of-sight challenges along with the complexities of installation, billing, and caring for end-user customers significantly limits Nextlink’s plan to market its products to retail end-users.

Below is a map indicating the geographic extent of Nextlink’s LMDS licenses.

Nextlink Licensed Spectrum Holdings

Wireless Network Equipment.  Nextlink has the ability to source key network components from a number of equipment vendors. Nextlink’s equipment is typically capable of simultaneously supporting TDM as well as Ethernet traffic. The pricing of fixed wireless communications equipment has decreased significantly in recent years, enabling more cost-effective deployment.

Regulatory Overview

We offer wireline and fixed wireless communications services to small and medium sized businesses, wireline and wireless telecommunications providers, large enterprises and government agencies. We are therefore subject to regulation by federal, state and local government agencies. Historically, the FCC had jurisdiction over interstate and international telecommunications services, while state regulatory commissions had jurisdiction over local and intrastate long distance services. The Telecommunications Act of 1996 (the “Telecom Act”) fundamentally changed the way telecommunications is regulated in the United States. The FCC was given a major role in writing and enforcing the rules under which new competitors could compete in the local marketplace. Those rules, coupled with additional rules and decisions promulgated by the various state regulatory commissions, form the core of the regulatory framework under which we provide our services.

With a few limited exceptions, the FCC continues to retain exclusive jurisdiction over our provision of interstate and international telecommunications services, and the state regulatory commissions regulate our provision of intrastate telecommunications services. Additionally, municipalities and other local government agencies may regulate limited aspects of our business, such as use of government-owned rights-of-way, and may require permits such as zoning approvals and building permits.

The Telecom Act and the related rules governing competition issued by the FCC, as well as policies developed by state regulatory commissions, have enabled competitive carriers like us to capture a portion of the ILECs’ market share of local services. However, to date, the ILECs have succeeded in eliminating some of the market-opening regulations adopted by the FCC and the states through numerous court challenges.

Since the passage of the Telecom Act, there has been an accelerated growth of Internet and IP communications. Congress is currently considering whether to further amend the Telecom Act to, among other things, directly address certain issues such as universal service funding, CALEA obligations, and E911 service that are increasingly impacted by the rapid growth of IP communications. Furthermore, ILECs may continue to pursue legislative changes to roll back network unbundling requirements. It is possible that any such amendment to the Telecom Act could eliminate or materially alter the market-opening regulatory framework of the Telecom Act, in general, and the UNE regime in particular. Such a result could adversely affect the Company’s business. However, it is not possible to predict if, when, or how the Telecom Act will be amended.

Federal Regulation

XOC has authority from the FCC for the installation, acquisition and operation of its wireline network facilities to provide facilities-based interstate and international telecommunications services. In addition, Nextlink is authorized by the FCC to operate its 28 to 31 GHz LMDS and 39 GHz broadband wireless facilities. Because XOC is not dominant in any of its markets, unlike ILECs, its telecommunications services are not subject to price cap or rate of return regulation. Thus, XOC’s pricing policies for interstate and international end user telecommunications services are only subject to the federal requirements that charges for such services be just, reasonable, and non-discriminatory. The FCC allows XOC to file interstate tariffs for its interstate access services (rates charged by XOC to other carriers for access to its network). As for interstate and international long distance telecommunications services, the FCC requires XOC to make the terms, conditions and rates of the detariffed services available to the public on XO’s web site.

Implementation of the Telecom Act

The Telecom Act’s Local Competition Framework

One of the key goals of the Telecom Act is to encourage competition in the provision of local telephone service.

The following is a summary of the interconnection and other requirements imposed by the Telecom Act that are important for effective local service competition:

•	interconnection with the networks of incumbents and other carriers, which permits our customers to exchange traffic with customers connected to other networks;

•	requirements that the ILECs make available access to UNEs, including local loops and transport, at prices based upon their forward-looking economic costs, thereby enabling us to serve customers not directly connected to our networks;

•	compensation obligations, which mandate reciprocal payment arrangements for local traffic exchange between us and both incumbent and other competitive carriers and compensation for terminating local traffic originating on other carriers’ networks;

•	requirements concerning local number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to our local voice services;

•	access to assignment of telephone numbers, which enables us to provide telephone numbers to new customers on the same basis as incumbent carriers;

•	requirements that ILECs permit CLECs to purchase their services for resale to the public at a wholesale rate that is less than the rate charged by the ILECs to their retail customers; and,

•	collocation rights allowing us to place telecommunications equipment in ILEC central offices, which enables us to have direct access to local loops and other network elements.

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

The current list of UNEs was promulgated by the FCC in two orders. The first is the Triennial Review Order (“TRO”), which was released on August 21, 2003. Several carriers and other entities appealed the TRO decision. On March 2, 2004, the U.S. Court of Appeals for the Circuit of the District of Columbia (“D.C. Circuit Court of Appeals”) issued its opinion in United States Telecom Association v. FCC, No. 00-1012 (“USTA II Decision”). In the USTA II Decision, the court reversed and overturned many of the conclusions of the TRO. In the aftermath of the USTA II Decision, the FCC released the second of its two currently controlling orders, the Triennial Review Remand Order (“TRRO”), on February 4, 2005. Various parties, including XOC, appealed the TRRO. On June 16, 2006, the D.C. Circuit Court of Appeals denied all petitions for review of the TRRO. Several parties, including XOC, have petitioned the FCC to reconsider various aspects of the TRRO. Those petitions remain pending before the FCC.

Although the rules adopted by the FCC in the TRRO became effective on March 11, 2005, many of the requirements imposed by the FCC in the TRO and TRRO were not self-executing. Accordingly, the FCC made clear that carriers must follow the change of law procedures in their applicable interconnection agreements with ILECs. XOC has been in negotiations with ILECs to amend its interconnection agreements to implement relevant TRO and TRRO requirements and, to date, has executed amendments for the majority of the states. In addition, XOC has entered into commercial agreements with the ILECs covering a number of states to facilitate its purchase of certain facilities that are no longer available as UNEs as a result of the TRRO.

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

FCC Regulation of LMDS and 39 GHz Services in Particular

Generally.  The majority of Nextlink’s FCC licenses are in the LMDS spectrum range, although Nextlink also holds several FCC licenses in the 39 GHz band. LMDS is one of the several FCC-licensed services that permit licensees and/or their customers to transmit high capacity wireless broadband traffic on a line-of-sight (“LOS”) basis. Generally, only LOS operations may be offered today because of where in the spectrum LMDS frequencies are situated. Other FCC-licensed services with high-capacity broadband wireless LOS capabilities include the 24 GHz band and the 39 GHz band.

Performance Requirements.  All of Nextlink’s LMDS and 39 GHz licenses were granted for ten year terms. The renewal dates for Nextlink’s LMDS licenses are in 2008. Nextlink was granted an extension of its A3 spectrum in New York City through 2016. The renewal dates for Nextlink’s 39 GHz licenses are in 2010. In order to secure renewal of its LMDS and 39 GHz licenses, Nextlink must generally be in compliance with all relevant FCC rules, and must demonstrate that it is providing substantial service in its licensed areas.

Nextlink has FCC spectrum licenses in 75 metropolitan markets. In order to meet the requirements for FCC license renewal, Nextlink has allocated capital and launched a nationwide program for building networks to meet the safe harbor provisions under the substantial service tests associated with such licenses.

The only exception to Nextlink’s initial deadlines for demonstrating that it is providing substantial service through its LMDS licenses relates to its authorization for the A3 block of LMDS spectrum in eight counties in the New York market (the “NY A3 Block”). However, on August 21, 2006, the FCC granted a request by Nextlink to extend the March 2007 deadline for construction of the facilities in the NY A3 Block until October 2008 to conform to the construction deadline for its other LMDS licenses in the New York marketplace.

Additional Federal Regulations

The following discussion summarizes some additional specific areas of federal regulation that directly affect the Company’s business.

FCC

Verizon Petitions for Forbearance from Unbundling Requirements.  On September 6, 2006, pursuant to section 10 of the Communications Act, Verizon filed six petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations in six markets: Boston, New York, Pittsburgh, Philadelphia, Providence, R.I. and Virginia Beach, VA. Comments were due February 2, 2007 and replies are due March 19, 2007.

VoIP.  Like a growing number of carriers, XOC utilizes IP technology for the transmission of a portion of its network traffic. The regulatory status and treatment of IP-enabled services is unresolved. The FCC has held that Vonage’s VoIP services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. On June 27, 2006, the FCC released an order holding that providers of “interconnected VoIP services” must contribute to the federal universal service fund, finding that such providers are “providers of interstate telecommunications” under 47 U.S.C. 254(d) and also asserting its ancillary jurisdiction over such providers under Title I of the Communications Act. The FCC, however, explicitly left open the question of whether interconnected VoIP providers provide “telecommunications services” — i.e., basic transmission services — or enhanced “information services.” Under the Communications Act, those are mutually exclusive categories. Generally, telecommunications service providers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. This order has been appealed to the D.C. Circuit Court of Appeals. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of that proceeding or its effect on the Company’s operations.

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

ILEC Provision of Broadband Telecommunications Services and Information Services.  On September 23, 2005, the FCC issued its Report and Order and Notice of Proposed Rulemaking in its Wireline Broadband proceeding. In this Wireline Broadband Order, the FCC determined that facilities-based wireline broadband Internet access service is an information service that is not subject to Title II regulations imposed on telecommunication services. The FCC also eliminated any existing Computer Inquiry requirements on Internet access service. Facilities-based wireline carriers are permitted to offer transmission arrangements for wireline broadband Internet access services (e.g., DSL) on a common carrier basis or a non-common carrier basis. However, the FCC clarified that the new regulatory classification of broadband Internet access service will not impact the ability of CLECs to access UNEs under section 251 of the Communications Act and the FCC’s rules. An appeal of the Wireline Broadband Order is currently pending with the U.S. Court of Appeals for the Third Circuit. In addition, effective March 19, 2006, a Petition filed by Verizon requesting that the FCC forbear from regulating certain packet-switched and optical-based services under Title II of the Communications Act was deemed granted by operation of law. A number of interested parties, including XOC, have filed petitions for review with the D.C. Circuit Court of Appeals. Since June, 2006, Qwest, AT&T, BellSouth and two independent ILECs have filed to obtain at least the same regulatory relief granted to Verizon relative to those companies’ provision of the same packet-switched and optical-based services. Comments and replies regarding these forbearance petitions have been filed. The FCC is required by statute to act on the petitions by the third quarter of 2007, with the option to extend into the fourth quarter of 2007.

Intercarrier Compensation Reform.  Currently, telecommunications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges. These two forms of inter-carrier compensation have been under review by the FCC since 2001. The FCC continues to consider a broad order reforming the inter-carrier compensation system and issued a Notice of Proposed Rulemaking on February 10, 2005 to seek further comment on inter-carrier compensation reform. As part of that docket, on July 24, 2006, a group of large and rural ILECs filed a proposal for intercarrier compensation reform at the FCC called the “Missoula Plan” which primarily benefits the ILECs. Comments on the plan were due at the FCC on October 25, 2006 with reply comments due February 1, 2007. On September 30, 2006, the FCC released an order holding that providers of prepaid calling cards are offering “telecommunications services” and are now subject to all applicable requirements of the Communications Act and the Commission’s rules, including the requirement to pay switched access charges and contribute to the federal universal service fund. The FCC specifically found that such requirements applied on a retroactive basis to calling card providers that used IP transport and were not menu driven. At least two carriers have asked the FCC to reconsider that decision.

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

CALEA Regulation.  On September 23, 2005, by issuance of an order (the “VoIP CALEA Order”), the FCC took a significant step to apply the obligations under the Communications Assistance for Law Enforcement Act (“CALEA”) to new technologies and services that are increasingly used as substitutes for conventional services. Specifically, the FCC found that (1) all facilities-based broadband Internet access service providers and (2) providers of “interconnected VoIP services” must meet the same CALEA requirements that apply to providers of traditional services currently subject to wiretap rules, including circuit-switched telephone voice service and dial-up Internet access. On May 12, 2006, the FCC released a second order addressing implementation issues raised by the VoIP CALEA Order and requiring facilities-based broadband Internet access and interconnected VoIP services to comply by May 14, 2007 with technical requirements established by industry standards organizations. It is not possible to predict the outcome of this proceeding or its effect on the Company’s operations. On June 9, 2006, the D.C. Circuit Court of Appeals issued an opinion upholding the FCC’s VoIP CALEA Order. A petition for an en banc rehearing of the June 9th opinion was filed with the D.C. Circuit Court of Appeals on July 21, 2006.

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

AT&T/BellSouth Consolidation.  On March 6, 2006, AT&T Corp. and BellSouth, Inc. announced their intention to enter into a business combination. The FCC asked interested parties to file comments by June 5, 2006 with reply comments due June 20, 2006. On October 11, 2006, the Department of Justice approved the deal without a consent decree or any proposed conditions or divestitures on the merger. On December 29, 2006, the FCC approved the proposed merger, but has yet to release an order. The FCC’s approval of the deal was subject to several conditions or “voluntary commitments” that AT&T and BellSouth agreed to, including certain UNE-based, special access and net neutrality conditions.

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

Most state regulatory commissions require companies that wish to provide intrastate common carrier services to register or seek certification to provide these services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. We are certified in all of the states in which we conduct business. In most states, we are also required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate, and to update or amend our tariffs as rates change or new products are added. We may also be subject to various reporting and record-keeping requirements.

In some municipalities, where we choose to deploy our own transmission facilities, we may be required to obtain street opening and construction permits, permission to use rights-of-way, zoning variances and other approvals from municipal authorities. We also may be required to obtain a franchise to place facilities in public rights-of-way. In some areas, we may be required to pay license or franchise fees for these approvals. We cannot provide assurances that fees will remain at current levels, or that our competitors will face the same expenses, although the Telecom Act requires that any fees charged by municipalities be reasonable and non-discriminatory among telecommunications carriers.

Wireless Services Affected by State Regulations

While we anticipate that the dedicated wireless communications links that Nextlink currently provides and expects to provide will be used by its customers as part of their interstate mobile wireless communications networks, Nextlink markets point to point wireless services designed to carry a customer’s telecommunications traffic from a customer’s facility to the facilities of a telecommunications carrier or to another of the customer’s offices, primarily within one state. To the extent necessary, Nextlink has applied for and anticipates that it will receive and maintain Certificates of Public Convenience and Necessity, file tariffs and reports, and fulfill other administrative and financial obligations, such as state universal service fund obligations, as appropriate relative to its services. Nextlink has received certificates from 28 state commissions.

Item 1A.	Risk Factors

Risks Related to Liquidity, Financial Resources, and Capitalization

The covenants in the Credit Facility restrict the Company’s financial and operational flexibility, which could have an adverse effect on its results of operations.

The Credit Facility contains covenants that restrict, among other things, the amount of the Company’s capital expenditures and the Company’s ability to borrow money, grant additional liens on its assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. A company controlled by Mr. Carl Icahn, the Company’s Chairman of the Board of Directors and majority stockholder (the “Chairman”), holds more than 90% of the principal amount of the loans outstanding under the Credit Facility. Because amendments to or waivers of covenants under the Credit Facility generally require the approval or consent of holders of a majority of the outstanding principal amount under the Credit Facility, decisions whether to amend or waive compliance with such covenants by the holders of loans under the Credit Facility can be made by our Chairman. The Credit Facility includes a financial covenant requiring the Company to maintain minimum consolidated EBITDA for the twelve-month period ending each fiscal quarter. The Company did not meet this covenant in 2006 and, based on current financial results and the Company’s current business plan, the Company does not expect to comply with this covenant in 2007. The Company has obtained a waiver through December 31, 2007, but it cannot be certain that the Company will be able to obtain any further waivers of this, or any other, covenant under the Credit Facility.

If the Company is not able to (i) obtain another waiver, (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved or (iii) repay the Credit Facility with a new debt or equity offering so that the Company is in compliance, the Company will be required to reclassify the approximately $336.7 million of its outstanding long term debt and accrued interest to current as of March 31, 2007. Although the existing waiver prevents the lenders under the Credit

Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until the March 31, 2008 covenant measurement date, this reclassification would cause a significant deterioration to the Company’s disclosed working capital and financial position. The security for the Credit Facility consists of substantially all of the Company’s wireline and wireless assets. A default under the Credit Facility could adversely affect the Company’s rights, and its ability to perform its obligations, under other commercial agreements.

The Credit Facility also could affect the Company’s financial and operational flexibility, as follows:

•	they may impair its ability to obtain additional financing in the future;

•	they may limit its flexibility in planning for or reacting to changes in market conditions; and

•	they may cause it to be more vulnerable in the event of a downturn in business.

The Company continues to explore the possibility of renegotiating or refinancing its existing credit facility and/or raising capital through one or more offerings of debt and/or equity securities.

The Company may not prevail in its claims against the ATLT, and it may not be successful in defending against the ATLT’s counterclaims.

As previously disclosed by the Company in its periodic reports filed with the SEC, the Company has asserted various claims against the ATLT in the approximate aggregate amount of $50 million, and the ATLT has asserted various counterclaims against the Company. On February 2, 2007, the Bankruptcy Court entered a corrected order adjudicating some, but not all, of those claims and counterclaims. Pursuant to that order, the Bankruptcy Court ruled, among other things, in favor of the ATLT on its counterclaim relating to the proceeds of certain Allegiance receivables (which ruling requires the Company to pay the minimum amount of approximately $8 million, subject to an upward adjustment of up to approximately $2 million depending on the decision of an accounting referee, plus interest), and against the Company on its claim for payment of a management fee (in the approximate amount of $30 million). Certain of the claims and counterclaims of the parties remain to be adjudicated through, among other things, a pending arbitration proceeding and an accounting referee process. There is no assurance that the Bankruptcy Court, the accounting referee or the arbitrator will rule in the Company’s favor. Also, there is no assurance that an appellate court considering an appeal of any ruling on any of the claims or counterclaims will rule in favor of the Company.

The Company continues to review its remaining strategic alternatives.

After the Company conducted a process in which its financial advisers solicited offers from a large number of third parties, on November 4, 2005, the Company entered into the Equity Purchase Agreement with Elk Associates, an entity controlled by the Company’s Chairman and the majority stockholder, which provided for the sale of the Company’s wireline business. The Equity Purchase Agreement was mutually terminated on March 30, 2006 and, accordingly, the contemplated sale of the Company’s wireline business did not occur. In light of the termination of the Elk Associates Equity Purchase Agreement, the Company engaged Bluefish Capital, Inc. (“Bluefish”) to assist it with a review of strategic alternatives. As part of this process, the Company sought, received and considered offers for the purchase of all or part of its wireline business, but credible offers that would have significantly enhanced shareholder value did not materialize. Immediately following this process, the Company determined that it was important to refocus on its core businesses as this was likely to be the most promising strategy for maximizing shareholder value. The Company retained a telecommunications consultant to assist in evaluating the marketplace and business trends. In addition, Bluefish has continued to and is currently assisting the Company with furnishing information to and cooperating with parties who have expressed interest in acquiring certain of the Company’s assets, including the wireline business, and aiding the Company in evaluating such expressions of interest. The Company continues to explore a broad range of strategic alternatives, including the possibility of renegotiating or refinancing its existing credit facility, consummating one or more business combinations, expansion of its core business, divesting certain assets, businesses or lines of business, including the wireline business; or raising capital through one or more offerings of debt and/or equity securities.

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

For each period since inception, the Company has incurred net losses. For the years ended December 31, 2006, 2005 and 2004 the Company incurred net losses allocable to common stockholders of approximately $143.8 million, $159.2 million and $410.5 million, respectively. In the near term, the Company expects to use available cash to fund any operating cash needs and its ongoing capital expenditure requirements. We may not generate sufficient funds to enable us to execute our business strategy.

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

The Company possesses the right to use the unlit capacity that is included in its network, particularly in its inter-city network, through long-term leases or indefeasible right of use agreements. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of the Company’s rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of the Company’s network, the ability to expand the capacity of the Company’s network as its business grows, and ultimately on the Company’s results of operations.

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

Peering agreements with Internet service providers allow the Company to access the Internet and exchange traffic with these providers. Depending on the relative size of the providers involved, these exchanges may be made without settlement charges. Recently, many Internet service providers that previously offered peering have reduced or eliminated peering relationships or are establishing new, more restrictive criteria for peering and an increasing number of these providers are seeking to impose charges for transit. Increases in costs associated with Internet and exchange transit could have an adverse effect on the Company’s margins for its services that require Internet access. The Company may not be able to renegotiate or maintain peering arrangements on favorable terms, which would impair its growth and performance.

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

The Company depends on the performance of its executive officers and key sales, engineering, and operations personnel, many of whom have significant experience in the telecommunications industry and substantial tenures with either the Company or with one of the companies that the Company has acquired. The Company experiences turnover among its employees as a whole, and if the Company is not able to retain its executive officers or other key employees, it could experience a material and adverse effect on its financial condition and results of operations. In addition, recruitment and retention of qualified employees remain highly competitive, and there can be no assurance that, if the Company loses one or more of its senior executives or key employees, the Company will be able to replace those persons, or, if it is able to replace such persons, that it will be able to do so without incurring significant additional labor costs or disruptions in its operations.

Several customers, in the aggregate, account for a significant portion of the Company’s revenue, and some of its customer agreements may not continue due to bankruptcies, acquisitions, non-renewal, or other factors.

As of December 31, 2006, the Company did not have any individual customers who provided more than 5% of its total revenue. However, the Company has substantial business relationships with several large telecommunications carriers for whom it provides wireless, local and long distance transport services. The highly competitive environment and the industry consolidation in the long distance and wireless markets has challenged the financial condition and growth prospects of some of the Company’s carrier customers, and has caused such carrier customers to optimize the telecommunications capacity that they utilize among competing telecommunications services providers’ networks, including the Company’s. Replacing this revenue may be difficult because individual enterprise and small to medium business customers tend to place smaller service orders than the Company’s larger carrier customers. In addition, pricing pressure on products that the Company sells to its carrier customers may challenge its ability to grow revenue from carrier customers. As a result, if the Company’s larger carrier customers terminate the services they receive from it, the Company’s revenues and results of operations could be materially and adversely affected.

Risks Related to the Company’s Wireless Operations

Nextlink is in the early stages of development and the Company may not be able to implement its business strategy or to obtain new customers.

Nextlink, the Company’s fixed wireless business, provides services in an emerging market and is subject to the inherent risks of early stage enterprises. In order to continue the growth and development of the fixed wireless business, significant capital expenditures would be required to, among other things, purchase equipment, acquire service locations and further develop the Company’s information technology systems. There can be no assurance that the Company will successfully grow and develop its fixed wireless business even if such capital expenditures are made. There can also be no assurance that the market will accept the Company’s wireless services, or that developments in the communications market that management believes could contribute to the growth of the Company’s wireless business will be sustained.

Two customers, one affiliated, account for nearly all of Nextlink’s revenue.

Nextlink, the Company’s wireless business subsidiary, has a business relationship with XOC, its affiliate, for whom it provides wireless services, and also with an unaffiliated, large, mobile wireless telecommunications carrier for whom it provides cellular backhaul services (i.e., the movement of telecommunications traffic between cell sites and points of connection to wired networks). If Nextlink’s relationship with that unaffiliated, carrier customer were to deteriorate, or if that carrier customer were to experience significant adverse business developments, Nextlink’s revenues and results of operations could be materially and adversely affected.

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

The FCC has provided “safe harbor” examples of what would constitute substantial service for an LMDS and 39 GHz licensee. For an LMDS licensee that chooses to offer point-to-multipoint services, a demonstration of coverage to 20% of the population of its licensed area at the ten-year mark would constitute substantial service. In the alternative, for an LMDS licensee that chooses to offer fixed, point-to-point services, the construction of four permanent links per one million people in its licensed area would constitute substantial service. For a 39 GHz licensee, the FCC adopted the safe harbor of four links per million population. The FCC has taken a flexible approach to assessing whether LMDS and 39 GHz licensees are providing substantial services, including, for example, determining that a licensee is providing niche, specialized or technologically sophisticated services.

Management expects the Company’s FCC licenses will not be reviewed for substantial service on a company-wide basis but rather on a license-by-license basis. While management expects that the Company will be able to demonstrate that it is providing substantial service for each of its licenses, the FCC may modify its definition of substantial service.

A key aspect of the Company’s business strategy is to provide backhaul services for providers of cellular wireless mobile telecommunications, and its business will depend to a substantial degree on the widespread adoption of bandwidth-intensive applications, such as 3G and 4G applications.

One of the Company’s primary business strategies is to provide mobile telecommunications companies with backhaul services (i.e., the movement of telecommunications traffic between cell sites and points of connection to wired networks). Demand for backhaul services will depend, to a large extent, on the widespread acceptance and use of so-called third and fourth generation (“3G” and “4G”) mobile wireless technologies, such as high speed data service, video phone capability, telephone photography, streaming video, downloadable music, and video games. The implementation of 3G and 4G technologies may require cellular companies to upgrade equipment and make significant capital expenditures, which may be delayed by a number of factors outside of the Company’s control. Any delay in implementation could result in reduced demand for backhaul services, which would have a material adverse effect on the Company’s ability to generate revenues and expand its business.

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

The loss of one or more key personnel, or the Company’s failure to successfully recruit key personnel, could impair its ability to successfully build out and operate its services and network. The Company believes that its future success also depends on its continued ability to attract and retain highly qualified technical and management personnel. The Company believes that there is and will continue to be intense competition for qualified personnel in the wireless communications industry. The Company may not be successful in retaining its key personnel or in attracting and retaining other highly qualified technical and management personnel.

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

Risks Related to the Company’s Common Stock

An entity owned and controlled by our Chairman is the Company’s majority stockholder.

An entity owned and controlled by the Chairman of the Company’s Board of Directors, filed an amendment to its Form 13D with the Commission on May 1, 2006 disclosing that the Chairman’s beneficial ownership of the Company’s common stock was approximately 58.5% as of such date. As a result, the Company’s Chairman has the power to elect all of the Company’s directors. Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers and the sale of substantially all of the Company’s assets and amendments to its certificate of incorporation and by-laws.

Future sales or issuances of the Company’s common stock could adversely affect the Company’s stock price and/or its ability to raise capital.

Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the common stock and the Company’s ability to raise capital.

As of December 31, 2006, there were 182,001,285 shares of the Company’s common stock outstanding. The shares of common stock owned by an entity owned and controlled by the Company’s Chairman are restricted shares that may be sold only under a registration statement or an exemption from federal securities registration requirements. The Chairman, through Cardiff, has the right to require the Company to register under the Securities Act of 1933, as amended, shares of the Company’s common stock held by Cardiff and to include shares of the Company’s common stock held by Cardiff in certain registration statements filed by the Company from time to time.

In addition, as of December 31, 2006, 4,000,000 shares of the Company’s 6% Class A Convertible Preferred Stock were outstanding. At such time, such shares of Preferred Stock were convertible into approximately 49,967,627 shares of the Company’s common stock. However, pursuant to the terms of the Preferred Stock, the number of shares of common stock into which the Preferred Stock is convertible increases quarterly. A majority of the Preferred Stock is held by Cardiff and the remainder is held by various stockholders. Cardiff and such stockholders have the right to require the Company to register the Preferred Stock and the shares of common stock into which it is convertible under the Securities Act, and to include such Preferred Stock and/or common stock in certain registration statements filed by the Company from time to time.

The Company has options outstanding to purchase approximately 9.8 million shares of common stock reserved for issuance under its 2002 Stock Incentive Plan as of December 31, 2006. Unless surrendered or cancelled earlier under the terms of the stock incentive plan, those options will start to expire beginning in 2013. In addition, the 2002 Stock Incentive Plan authorizes future grants of options to purchase common stock, or awards of restricted common stock, with respect to an additional 5.9 million shares of common stock in the aggregate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company leases facilities for its administrative and sales offices, central switching offices, network nodes and warehouse space. The various leases expire in years ranging from 2006 to 2019. Most have renewal options.

The Company owns or leases, in the metropolitan areas in which it operates, telecommunications property which includes: fiber optic backbone and distribution network facilities; central office switching equipment; connecting lines between customers’ premises and the central offices; and customer premise equipment. The Company’s central office switching equipment includes electronic switches and peripheral equipment. The Company also owns or leases fixed wireless communications equipment, which includes wireless distribution sites, transmission and reception equipment, routers, and interconnection facilities with wireline communications carriers. With respect to buildings in which it has installed wireless communications transmission and reception equipment, it generally leases technical and equipment storage space, conduit, and rights to install equipment on the building rooftop.

The fiber optic backbone and distribution network and connecting lines include aerial and underground cable, conduit, poles and wires. These facilities are located on public streets and highways or on privately-owned land. The Company has permission to use these lands pursuant to consent or lease, permit, easement, or other agreements.

The Company’s headquarters is located at 11111 Sunset Hills Road, Reston, Virginia, where it currently occupies approximately 167,000 square feet of administrative space. On February 28, 2007, the Company entered into a new lease for approximately 105,000 square feet of administrative space which will be used as the Company’s new headquarters. The Company plans to occupy the new facility on or about October 31, 2007.

Item 3.	Legal Proceedings

The Company is involved in lawsuits, claims, investigations and proceedings consisting of commercial, regulatory, securities, tort and employment matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews it provisions at least quarterly and adjusts them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.

Allegiance Telecom Liquidating Trust Litigation

As previously disclosed by the Company in its periodic reports filed with the SEC, in August 2004, XO, Inc. filed an administrative claim against Allegiance Telecom, Inc. in the United States Bankruptcy Court, Southern District of New York, as part of the Allegiance Chapter 11 proceedings. XO has demanded that the Allegiance Telecom Liquidating Trust (“ATLT”) pay to XO approximately $50 million based on various claims arising from XO’s acquisition of Allegiance in 2004. ATLT filed a counterclaim against XO claiming damages in the amount of approximately $100 million, later reduced to approximately $27.8 million. The Bankruptcy Court hearing was concluded on May 5, 2005.

On February 2, 2007, the Bankruptcy Court entered a corrected order (the “Order”) regarding the claims of the parties pursuant to which, among other things, the Bankruptcy Court referred XO and ATLT to an accounting referee (the “Referee”) to resolve the parties’ dispute regarding the correct computation of the working capital purchase price adjustment. XO and ATLT are currently engaged in discussions to select the Referee. In its Order, the Bankruptcy Court ruled, among other things, as follows: (a) with respect to ATLT’s reimbursement claim of approximately $20 million, XO must pay to ATLT damages in the minimum amount of approximately $8.0 million, subject to an upward adjustment of up to an additional amount of approximately $2.0 million pending resolution of the dispute regarding the “true-up” of certain disputed liabilities (the “Disputed Liabilities True-Up”) by the Referee, together with interest accruing at the New York statutory rate of 9% per annum (the “New York Rate”);

(b) XO must pay to ATLT the amount of approximately $0.5 million, together with interest accruing at the New York Rate, which amount represents cash received by XO after the Closing, provided there is a corresponding reduction in accounts receivable included in the Acquired Assets; and (c) XO shall immediately pay or deliver to ATLT certain checks in the approximate aggregate amount of $0.6 million issued by the U.S. Internal Revenue Service (the “IRS”) on account of tax refunds owed to Allegiance, together with interest accruing at the New York Rate. In addition, the Bankruptcy Court also ruled, among other things, as follows in its Order: (x) with respect to the Disputed Liabilities True-up dispute, ATLT shall pay to XO the amount of approximately $2.8 million, together with interest accruing at the New York Rate, which amount may be increased by the Referee; (y) XO is fully subrogated to the holders of approximately $1.7 million of Allegiance liabilities that XO caused to be honored after the Closing; and (z) to the extent not satisfied, ATLT shall pay to XO its tax reimbursement obligations, together with interest accruing at the New York Rate. XO intends to appeal the Order or certain rulings reflected in the Order decided against it when appropriate.

Litigation Relating to the Sale of the Wireline Business

On December 29, 2005, a stockholder, R2 Investments, LDC (“R2”), alleged that it is the beneficial holder of approximately 8% of the Company’s outstanding common stock, and served the Company with a complaint in a lawsuit filed in the Delaware Court of Chancery, R2 Investments v. Carl C. Icahn, et al.(C.A. No. 1862-N). The complaint (the “Original Complaint”) named as defendants the Company, its directors and certain affiliates of Mr. Carl Icahn, Chairman of the Company’s Board of Directors and, majority stockholder of both the Company and Elk Associates LLC (the “Buyer”). The Original Complaint alleged, among other things, that Mr. Icahn and an entity alleged to be controlled by him breached their fiduciary duties of care, good faith and loyalty in connection with the Equity Purchase Agreement, dated as of November 4, 2005 (the “Purchase Agreement”) providing for the sale (the “Equity Sale”) of the Company’s national wireline telecommunications business to Buyer and a related Stockholder Voting Agreement (the “Stockholder Voting Agreement”). The Original Complaint alleged that the Company and the director defendants acted in concert and conspired with Mr. Icahn and the entity that he allegedly controls in violation of their fiduciary duties, and that the director defendants violated their fiduciary duties in connection with the Purchase Agreement by failing to obtain the greatest value for all shareholders. The Original Complaint sought equitable relief including, among other things, an injunction against consummation of the Equity Sale and rescission, to the extent implemented, of the Purchase Agreement, the Stockholder Voting Agreement and the Equity Sale.

On January 5, 2006, the plaintiff moved for a preliminary injunction and expedited discovery. Similar complaints challenging the Purchase Agreement were filed in the same court by the Allegiance Telecom Liquidating Trust (Allegiance Telecom Liquidating Trust, as successor in interest to the rights of Allegiance Telecom Inc., and its direct and indirect subsidiaries v. Carl C. Icahn, et al. (C.A. No. 1877-N)) and an alleged shareholder, Mr. Donald Hillenmeyer (Donald J. Hillenmeyer, Jr. v. Carl C. Icahn, et al.  (C.A. No. 1880-N)) on January 9, 2006 and January 11, 2006 respectively.

On March 31, 2006, XO announced that it had reached an agreement with the Buyer to mutually terminate the Purchase Agreement. On June 29, 2006, the plaintiffs filed under seal a consolidated amended complaint (the “Amended Complaint”) in the Delaware Court of Chancery. The Amended Complaint reasserts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction and seeks, on behalf of the Company, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under the Company’s senior secured credit agreement and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits. Discovery is ongoing in this matter and XO is continuing its assessment of these allegations. An estimate of related expenses to the Company is unknown at this time.

On February 27, 2007, the Court dismissed ATLT with prejudice from this case based on ATLT’s sale of its XO Common Stock.

Houlihan Lokey Howard and Zukin Capital LLC

On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for just over $19,000,000 represents HLHZ’s claim for advising XO in its financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and the Company objected to the fee claim on the ground that, inter alia, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4,400,000, credited XO for $2,000,000, which XO had previously paid, and ordered XO to pay the difference to HLHZ. XO paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. The Appeal is pending.

Level 3

On March 28, 2005, Level 3 sent XO “formal notice” that as a result of statements made in its 2004 10K filing, wherein XO said that it is considering among other options, lighting its dark fiber in the United States to create wavelengths capacity, XO was in material breach of its contractual obligations to Level 3, in reference to the First Amendment to Workout Agreement, Section 2. The Workout Agreement is dated October 30, 2001 and the First Amendment to Workout Agreement is dated February 11, 2003. On May 5, 2006, XO filed a complaint in the Delaware Chancery Court requesting a declaratory judgment regarding XO’s rights under the various agreements between the parties. On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XO, that XO had breached its agreements with Level 3. The counterclaim requested that the court award Level 3 unspecified damages. On July 11, 2006 XO filed an amended compliant clarifying its claim. Both parties have filed for summary judgment. Trial is scheduled for August of 2007 in this matter. An estimate of potential loss, if any, is unknown at this time.

Verizon Indemnification Notice

On or about October 12, 2005, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement between XO Interactive, a wholly-owned subsidiary of the Company (“XOI”) and VSSI/Verizon (“Verizon”), Verizon notified XOI that Verizon and its subsidiaries, among others, had been sued by Aerotel, Ltd. for breach of contract and declaratory judgment in the United States Court for the Southern District of New York on January 7, 2005. (Aerotel, LTD v Verizon Company et al (C.A. 05 CV 0120 (TPG))). The suit relates to certain prepaid calling card services, and Aerotel’s claim that Verizon’s provision of those services are covered by an Aerotel patent, and unless licensed, infringe that patent; that Verizon obtained a license under the patent from Aerotel; but that Verizon has defaulted in payment of licensing royalties. The Company has not acknowledged any such infringement, or liability either to Verizon or Aerotel, but is cooperating both with Verizon, with respect to the indemnity provisions, and Aerotel, with respect to its subpoena to XOI for information and documents. An estimate of potential loss, if any, is unknown at this time.

Verizon Indemnification Notice II

On or about June 20, 2006, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement between XOI and VSSI/Verizon (“Verizon”), Verizon notified the Company that Verizon and its subsidiaries, among others, had been sued by TGIP, Inc. for patent infringement in the United States Court for the Eastern District of Texas on or about March 17, 2006 (TGIP, Inc. v AT&T Corp, Verizon Communications et al (C.A. 2:06-CV-105 (LED)). Although Verizon has made no formal demand for indemnification, the Company intends to cooperate with Verizon pursuant to its obligations under the Agreement. An estimate of potential loss, if any, is unknown at this time.

XO Holdings, Inc et al. (XO) v. AT&T Corp. et al. (AT&T).

On March 28, 2006, XO filed suit against AT&T in the United States District Court for the District of New Jersey alleging that AT&T failed to pay legally required charges for its use of XO’s local network facilities to receive and complete long distance calls. In that suit XO claimed that AT&T breached federal and state tariffs; in the alternative, breached its contract with XO to pay XO interstate and intrastate switched access services; was unjustly enriched in that it accepted and retained the benefits of XO’s call termination services without providing to XO legally required compensation; engaged in unfair and deceptive trade practices; and committed fraud. XO requested that the court award it treble damages, punitive damages, restitution, costs and attorney’s fees, and an injunction; and indemnification. On May 12, 2006, AT&T filed a counterclaim alleging that XO had unjustly, unreasonably, and discriminatorily retroactively imposed access charges in violation of 47 U.S.C. Sections 201 and 202 and state law. AT&T requested unspecified damages, restitution, costs, and attorney’s fees as well as injunctive relief. The parties have reached a settlement which will not result in a material impact to the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the OTCBB under the symbol “XOHO.OB.” The following table sets forth the low and high sale price of the Company’s common stock, based on the last daily sale, in each of its last eight fiscal quarters.

	2006		2005
	High	Low	High	Low

First Quarter	$3.95	$1.84	$3.37	$2.30
Second Quarter	$5.40	$3.71	$3.09	$1.75
Third Quarter	$4.90	$3.80	$3.01	$2.22
Fourth Quarter	$4.95	$3.50	$2.63	$1.76

All of the 2006 over-the-counter market quotations set forth in this table reflect inter-dealer quotations, without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The Company’s Credit Facility prohibits the payment of cash dividends. The Company has never paid cash dividends on its common stock. As of March 14, 2007, there were 144 stockholders of record of the Company’s common stock.

Item 6.	Selected Financial Data

Selected annual financial data for the Company is summarized in the following table (dollars in thousands, except per share data).

					Predecessor XO
	Reorganized XO(f)				Year Ended
	Years Ended December 31,				December 31,
	2006	2005	2004(a)	2003	2002

Statement of Operations Data:
Revenue	$1,411,616	$1,433,622	$1,300,420	$1,110,483	$1,259,853
Loss from operations(b)	(112,151)	(126,394)	(370,292)	(111,858)	(1,208,898)
Net loss(c)	(130,344)	(146,505)	(405,543)	(102,554)	(3,386,818)
Net loss allocable to common share holders(d)	(143,830)	(159,208)	(410,453)	(102,554)	(3,350,362)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.79)	$(0.88)	$(2.57)	$(1.07)	$(7.58)
Statement of Cash Flow Data:
Net cash provided by operating activities	$100,362	$108,980	$150	$6,301	$17,602
Net cash (used in) provided by investing activities	(106,160)	(56,223)	(444,837)	153,036	57,582
Net cash (used in) provided by financing activities	$(2,477)	$(109,908)	$200,116	$5,185	$(6,079)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$170,983	$183,988	$251,289	$520,612	$560,983
Property and equipment, net	678,233	717,627	820,536	485,984	2,780,589
Broadband wireless licenses, net	35,782	40,527	46,854	53,181	911,832
Other intangibles, net(c)	27,725	51,252	93,012	56,334	72,782
Total assets(c)	1,116,111	1,202,725	1,459,385	1,265,165	4,585,496
Total long-term debt and accrued interest payable(e)	336,650	301,113	366,247	536,791	5,165,718
Class A convertible preferred stock	230,542	217,056	204,353	—	1,708,316
Total stockholders’ equity (deficit)(e)	$170,848	$322,588	$485,552	$380,425	$(3,032,282)

(a)	The selected consolidated financial data includes the accounts and activities of the businesses we acquired from Allegiance Telecom, Inc. from June 23, 2004, the acquisition date through December 31, 2004.

(b)	In 2004, loss from operations included a $212.5 million non-cash impairment charge of goodwill. In 2002, loss from operations included non-cash charges totaling $477.3 million in connection with the amendment to the terms of fiber acquisition and maintenance arrangements with Level 3 Communications, and the return of previously acquired inter-city fiber in connection therewith.

(c)	In 2004, net loss included a $212.5 million non-cash impairment charge of goodwill. In 2003, net loss included a $33.5 million gain on investment sales. In 2002, net loss and total assets reflects a $1,876.6 million impairment charge to write-off all of our goodwill as a cumulative effect of accounting changes, pursuant to SFAS No. 142.

(d)	The comparability of net loss applicable to common shares is impacted by the transactions discussed in c above.

(e)	In January 2004, we completed a rights offering. An aggregate of 39.7 million shares were issued in the offering, yielding net proceeds of $197.6 million. These proceeds were used to pay down our long-term debt and accrued interest payable.

(f)	The reorganized selected consolidated financial data subsequent to December 31, 2002 reflects the impact of adopting fresh start reporting as of January 1, 2003, and is not comparable to that of predecessor XO. Upon emergence from bankruptcy, the Company recognized a reorganization gain, net of $3,032.3 million which is not presented. The predecessor selected consolidated financial data as of and for the year ended December 31, 2002 does not include the effects of the fresh start reporting provisions of the American Institute of Certified Public Accountants Statements of Position (“SOP”) No. 90-7. Fresh start required the Company to adjust the historical cost of its assets and liabilities to their fair values as determined by its reorganization value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. We will discuss and provide our analysis of the following:

•	Overview of the Business;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Comparison of Segment Financial Results; and

•	Critical Accounting Policies and Estimates.

OVERVIEW OF THE BUSINESS

We are a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to growing businesses, large enterprises, government customers emerging and established telecommunications carriers and other communications service providers. We operate our business in two segments through two primary operating subsidiaries. XO Communications, LLC (“XO LLC”) operates our wireline business under the trade name “XO Communications.” Nextlink Wireless, Inc. operates our wireless business under the trade name “Nextlink.” As disclosed in our 2005 Annual Report, XOH became the successor to XO Communications, Inc. (“XO, Inc.”) from and after February 28, 2006.

XO Communications

XO Communications (“XOC”) provides a comprehensive array of wireline telecommunications solutions using both traditional delivery methods and IP technology. Through its XO Business Services operating unit, XOC markets its solutions to business customers, ranging from growing businesses to Fortune 500 companies, and to government customers. Through its XO Business Services operating unit, XOC also markets its solutions to telecommunications carriers and other communications customers. XOC offers customers a broad portfolio of voice, data and integrated solutions. Its voice solutions include traditional wholesale local and long distance services, local business lines, trunks, retail long distance as well as interactive voice response products. Its data solutions include offerings such as high speed data, dedicated Internet access and private networking over its wired and wireless networks. XOC’s bundled integrated offerings provide customers a combination of voice and data services, integrated access, as well as network management and other professional services.

To serve the broad telecommunications needs of its customers, XOC operates a network comprised of a series of fiber optic cable rings located in the central business districts of numerous metropolitan areas throughout the United States. These rings are connected primarily by a network of dedicated wavelengths of transmission capacity. XOC has completed its new next generation nationwide inter-city fiber optics network, of which 2 of 18 fiber optic strands were lit, and has begun deploying additional capacity upgrades along major routes on that network.

By integrating these networks with advanced software, XOC is able to provide a comprehensive array of telecommunications services primarily or entirely over a network that it owns or controls, from the initiation of the data or voice transmission to the point of termination. This integrated network provides multi-location businesses with a single source telecommunications solution within 75 metropolitan markets across the United States. XOC’s nationwide inter-city network spans 18,000 route miles across the United States, while its metro area networks consist of more than 9,000 route miles of fiber optic lines connecting over 950 unique Incumbent Local Exchange Carrier (“ILEC”) end-office collocations in 37 U.S. cities.

In October 2006, we announced the formation of XO Business Services and XO Carrier Services, two new business units within XOC. XO Business Services provides businesses and large enterprises with managed IP, data and end-to-end communications solutions. XO Carrier Services delivers a broad range of IP, data and wholesale voice services to cable companies, content and search companies, telecommunications companies, VoIP providers and wireless service providers. The formation of these two new business units strengthens XOC’s focus around specific customer groups and highlights XOC’s unique competitive advantages in serving business and wholesale customers as the telecommunications industry consolidates.

Nextlink

Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 major markets in the United States. Currently, Nextlink has entered into agreements to provide services in Texas, California, Florida, Washington State, Missouri, Massachusetts, Virginia, Georgia, Arizona and the District of Columbia, and expects to launch services in additional markets over the next two years. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to thirteen miles.

Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization, and redundancy. Nextlink’s products provide critical telecommunications links within the customers’ networks without requiring them to construct their own facilities or purchase capacity from the regional ILECs. Nextlink products also provide carriers and end-user customers with network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters or other disruptions than traditional, terrestrial telecommunications networks.

Nextlink provides services in an emerging market and is subject to the inherent risks of early stage enterprises. In our effort to continue the growth and development of our fixed wireless business, we continue to incur capital expenditures to purchase equipment, acquire service locations, and to otherwise further develop Nextlink’s information technology systems. Nextlink is in the early stages of development. It did not contribute materially to our consolidated revenue in 2006, 2005 and 2004. Nextlink’s operating losses amounted to 13.1%, 6.4%, and 1.8% of our consolidated net loss for the years ended December 31, 2006, 2005 and 2004, respectively.

Recent Events

After we conducted a process in which our financial advisers solicited offers from a large number of third parties, on November 4, 2005, we entered into the Equity Purchase Agreement with Elk Associates, an entity controlled by our Chairman and the majority stockholder, which provided for the sale of our wireline business. The Equity Purchase Agreement was mutually terminated on March 30, 2006 and, accordingly, the contemplated sale of our wireline business did not occur. In light of the termination of the Elk Associates Equity Purchase Agreement, we engaged Bluefish Capital, Inc. (“Bluefish”) to assist us with a review of strategic alternatives. As part of this process, we sought, received and considered offers for the purchase of all or part of our wireline business, but credible offers that would have significantly enhanced shareholder value did not materialize. Immediately following this process, we determined that it was important to refocus on our core businesses as this was likely to be the most promising strategy for maximizing shareholder value. We retained a telecommunications consultant to assist us in evaluating the marketplace and business trends. In addition, Bluefish has continued to and is currently assisting us with furnishing information to and cooperating with parties who have expressed interest in acquiring certain of our assets, including the wireline business, and aiding us in evaluating such expressions of interest. We continue to explore a broad range of strategic alternatives, including the possibility of renegotiating or refinancing our existing credit facility, consummating one or more business combinations, expansion of our core business, divesting certain assets, businesses or lines of business, including the wireline business; or raising capital through one or more offerings of debt and/or equity securities.

On February 28, 2007, we entered into a new lease for approximately 105,000 square feet of administrative space which we will use as our new corporate headquarters. The ten year, $31.3 million lease expires in November 2017 and is renewable for two five-year terms at our option upon the performance and existence of certain conditions. We plan to complete our relocation and to occupy the new office space on or about October 31, 2007.

RESULTS OF OPERATIONS

Overview and Comparison of Consolidated Financial Results

The following tables contain certain data from our Consolidated Statements of Operations for the year ended December 31, 2006 compared to December 31, 2005 and December 31, 2005 compared to December 31, 2004 (amounts in thousands, except share and per share data). The information in these tables should be read in conjunction with our 2006 Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report. Forward-looking information with respect to our business, on a consolidated basis, is discussed at the end of each financial results analysis.

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated
	2006	Revenue	2005	Revenue	Change	% Change

Revenue	$1,411,616	100.0%	$1,433,622	100.0%	$(22,006)	(1.5)%
Cost and expenses
Cost of service (exclusive of depreciation and amortization)	597,027	42.3%	587,904	41.0%	9,123	1.6%
Selling, operating, and general	721,980	51.1%	737,350	51.4%	(15,370)	(2.1)%
Depreciation and amortization	204,760	14.5%	234,762	16.4%	(30,002)	(12.8)%

Total cost and expenses	1,523,767	107.9%	1,560,016	108.8%	(36,249)	(2.3)%

Loss from operations	(112,151)	(7.9)%	(126,394)	(8.8)%	14,243	(11.3)%

Interest income	8,691	0.6%	8,850	0.6%	(159)	(1.8)%
Investment income, net	5,193	0.4%	1,950	0.1%	3,243	166.3%
Interest expense, net	(32,077)	(2.3)%	(34,291)	(2.4)%	2,214	(6.5)%
Other non-operating gain	—	0.0%	3,380	0.2%	(3,380)	(100.0)%

Net loss	(130,344)	(9.2)%	(146,505)	(10.2)%	16,161	(11.0)%
Preferred stock accretion	(13,486)	(1.0)%	(12,703)	(0.9)%	(783)	6.2%

Net loss allocable to common shareholders	$(143,830)	(10.2)%	$(159,208)	(11.1)%	$15,378	(9.7)%

Net loss per common share, basic and diluted	$(0.79)		$(0.88)

Weighted average shares, basic and diluted	181,970,946		181,933,035

Gross margin(1)	$814,589	57.7%	$845,718	59.0%	$(31,129)	(3.7)%

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated
	2005	Revenue	2004	Revenue	Change	% Change

Revenue	$1,433,622	100.0%	$1,300,420	100.0%	$133,202	10.2%
Cost and expenses
Cost of service (exclusive of depreciation and amortization)	587,904	41.0%	552,735	42.5%	35,169	6.4%
Selling, operating, and general	737,350	51.4%	727,666	56.0%	9,684	1.3%
Depreciation and amortization	234,762	16.4%	177,781	13.7%	56,981	32.1%
Goodwill impairment charge	—	0.0%	212,530	16.3%	(212,530)	(100.0)%

Total cost and expenses	1,560,016	108.8%	1,670,712	128.5%	(110,696)	(6.6)%

Loss from operations	(126,394)	(8.8)%	(370,292)	(28.5)%	243,898	(65.9)%

Interest income	8,850	0.6%	3,682	0.3%	5,168	140.4%
Investment income (loss), net	1,950	0.1%	(12,719)	(1.0)%	14,669	(115.3)%
Interest expense, net	(34,291)	(2.4)%	(26,214)	(2.0)%	(8,077)	30.8%
Other non-operating gain	3,380	0.2%	—	0.0%	3,380	N/M

Net loss	(146,505)	(10.2)%	(405,543)	(31.2)%	259,038	(63.9)%
Preferred stock accretion	(12,703)	(0.9)%	(4,910)	(0.4)%	(7,793)	158.7%

Net loss allocable to common shareholders	$(159,208)	(11.1)%	$(410,453)	(31.6)%	$251,245	(61.2)%

Net loss per common share, basic and diluted	$(0.88)		$(2.57)

Weighted average shares, basic and diluted	181,933,035		159,883,403

Gross margin(1)	$845,718	59.0%	$747,685	57.5%	$98,033	13.1%

(1)	Gross margin is a non-GAAP financial measure, which we define as revenue less cost of service, and excludes depreciation and amortization expenses. Gross margin is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, we consider gross margin to be an important financial measure of our operating performance related solely to providing telecommunications services to our customers without taking into account expenditures that are not directly related to providing such services. We believe that gross margin allows management to further assess (i) our operating performance, (ii) profitability across our customer base and (iii) trends in our competitive and regulatory environments. Additionally, we believe that gross margin is a standard measure of operating performance that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry. We believe gross margin provides investors with an alternative means to evaluate the results of our operations. Gross margin as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies and differences in definition of gross margin. Therefore, we provide additional information on the components of gross margin throughout this report and provide the reconciliations to the most comparable GAAP financial measure. The following tables reconcile reported net loss to gross margin, as defined above, for the respective periods presented (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Net loss	$(130,344)	$(146,505)	$(405,543)
Selling, operating and general	721,980	737,350	727,666
Interest income	(8,691)	(8,850)	(3,682)
Investment (income) loss, net	(5,193)	(1,950)	12,719
Interest expense, net	32,077	34,291	26,214
Depreciation and amortization	204,760	234,762	177,781
Other non-operating gain	—	(3,380)	—
Goodwill impairment charge	—	—	212,530

Gross margin	$814,589	$845,718	$747,685

Revenue:

Revenue — 2006 Compared to 2005

Total revenue for the year ended December 31, 2006 decreased 1.5% to $1,411.6 million from $1,433.6 million in 2005. This decline reflects the expected churn in our small business customer base, partially offset by growth in voice, data and integrated products offered to our mid-size and large business customers. We expect revenue for 2007 to remain relatively flat or to increase slightly compared to 2006. As we invest for growth, we anticipate adding higher value enterprise customers to our expanding network.

Revenue was earned from providing the following services (dollars in thousands) for the years ended:

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated
	2006	Revenue	2005	Revenue	Change	% Change

Carrier VoIP	$25,811	1.9%	$3,403	0.2%	$22,409	658.5%
Traditional voice services	696,518	49.3%	731,009	51.0%	(34,492)	(4.7)%
Data services	424,054	30.0%	432,358	30.2%	(8,304)	(1.9)%
XOptions Flex IP	35,768	2.5%	4,854	0.3%	30,914	636.9%
Integrated voice and data services	229,465	16.3%	261,998	18.3%	(32,533)	(12.4)%

Total revenue	$1,411,616	100.0%	$1,433,622	100.0%	$(22,006)	(1.5)%

Carrier VoIP.  For the year ended December 31, 2006, our Carrier VoIP services included VoIP Termination, launched in 2005 and VoIP Origination, launched in 2006. For the year ended December 31, 2006, revenue from our Carrier VoIP services increased $22.4 million or 658.5% compared to 2005. This increase is a component of the 80% increase in the number of voice traffic minutes carried across our nationwide IP network.

Traditional Voice.  Our traditional voice services include standalone local and long distance services, interactive voice response services, conferencing, calling card and voice related services. For the year ended December 31, 2006, revenue from our traditional voice services decreased $34.5 million or 4.7% compared to 2005. This reduction was due in large measure to an expected decline in our standalone business line, trunk, and retail long distance services offered to our small business customers. We anticipated that the launch of XOptions Flex, our integrated VoIP solution, would begin to replace these standalone voice products.

Data Services.  Data services revenue included revenue from Internet access, network access and web hosting services. For the year ended December 31, 2006, revenue from data services decreased $8.3 million or 1.9% compared to 2005. This reflects our strategy of not replacing declines in services offered to our small business customers. This decline was offset somewhat by continued growth in our core offerings of Dedicated Internet Access, Ethernet, Private Line, and Multi-Transport Networking Service. Our recently completed nationwide inter-city fiber optic network positions us for future growth in higher bandwidth data services provided over our IP-based networks.

XOptions Flex.  XOptions Flex is our award winning VoIP enabled service bundle offered primarily to business customers. For the year ended December 31, 2006 revenue from XOptions Flex increased $30.9 million or 636.9% compared to 2005. This increase resulted from the continued popularity of this award winning service bundle. Since its launch in 2005, over 7,500 businesses nationwide have deployed XOptions Flex.

Integrated Voice and Data Services.  Our other integrated voice and data services include Integrated Access, XOptions and other service offerings. These are flat-rate bundled solutions which offer a combination of voice and data services and also integrated access. For the year ended December 31, 2006, revenue from integrated voice and data services decreased by $32.5 million or 12.4% compared to 2005. This decline was primarily attributable to continued churn in our small business customer base.

Revenue — 2005 Compared to 2004

Total revenue for the year ending December 31, 2005 increased 10.2% to $1,433.6 million from $1,300.4 million in 2004. Revenue for the year ended December 31, 2004 included approximately $217.2 million of revenue associated with the June 23, 2004 acquisition of Allegiance Telecom (the “Acquired Business”).

Revenue was earned from providing the following services (dollars in thousands) for the years ended:

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated
	2005	Revenue	2004	Revenue	Change	% Change

Carrier VoIP	$3,403	0.2%	$—	—	$3,403	N/M
Traditional voice services	731,009	51.0%	673,318	51.8%	57,691	8.6%
Data services	432,358	30.2%	414,782	31.9%	17,576	4.2%
XOptions Flex IP	4,854	0.3%	—	—	4,854	N/M
Integrated voice and data services	261,998	18.3%	212,320	16.3%	49,678	23.4%

Total revenue	$1,433,622	100.0%	$1,300,420	100.0%	$133,202	10.2%

N/M = not meaningful

Carrier VoIP.  During 2005, we launched VoIP Termination, our first VoIP service offered primarily to carrier and other service providers. For the year ended December 31, 2005, VoIP Termination services generated revenue of $3.4 million.

Traditional Voice.  Traditional voice services revenue included revenue from local and long distance voice services, prepaid calling card processing, interactive voice response services, stand-alone long distance services and other voice telecommunications based services. Our 2004 results included $10.1 million in ILEC settlements. Traditional voice services revenue for the year ended December 31, 2005 increased $57.7 million or 8.6% from 2004. This increase was primarily due to the inclusion of revenue from the Acquired Business and the implementation of price increases. This increase was partially offset by the FCC mandated carrier access rate decreases, a decline in certain small customer bases in which we no longer actively marketed and the ILEC settlement referenced above.

Data Services.  Data services revenue included revenue from internet access, network access and web applications hosting services. Data services revenue for the year ended December 31, 2005 increased $17.6 million or 4.2% from 2004 results. Substantially all of the increase was attributable to the inclusion of the Acquired Business, offset by churn of de-emphasized products such as DSL, dial-up internet access and web hosting.

XOptions Flex.  During 2005, we launched XOptions Flex, our VoIP enabled service bundle offered primarily to business customers. For the year ended December 31, 2006 XOptions Flex generated revenue of $4.9 million. For the year ended December 31, 2005, over 2,000 businesses nationwide had deployed XOptions Flex.

Integrated Voice and Data Services.  Integrated voice and data services revenue included our XOptions and Total Communications service offerings. Integrated voice and data services revenue for the year ended December 31, 2005 increased $49.7 million or 23.4% from 2004. Substantially all of the increase was attributable to the inclusion of the Acquired Business in the results for the year ended December 31, 2005.

Cost of service (excluding depreciation and amortization)

Cost of service (excluding depreciation and amortization) (“COS”) includes third party telecommunications expenses directly associated with providing telecommunications services to customers. COS also includes, among other items, the cost of connecting customers to our network via leased facilities, the cost of leasing components of network facilities and costs paid to third party service providers for interconnect access and transport services.

COS — 2006 Compared to 2005

Cost of service for the year ended December 31, 2006 was $597.0 million compared to $587.9 million in the prior year. The increase in cost of service for the year ended December 31, 2006 compared to the prior year resulted primarily from higher favorable settlements on disputed invoices recorded in 2005, net growth particularly from our wholesale long distance customers and retail data and bundled service offerings, and the adverse impact associated with the Triennial Review Remand Order (“TRRO”) as discussed in the “Regulatory Overview” section. These increases were offset to a limited degree by reduced costs due to our network optimization initiatives as well as other changes in our liability estimates.

For the year ended December 31, 2006 we favorably resolved significant billing disputes of approximately $12.5 million compared to $29.4 million in 2005. In September 2006, we reduced our estimate for outstanding billing dispute liabilities by approximately $10.6 million as a result of historical billing dispute resolution experiences.

Cost of service as a percentage of revenue for the year ended December 31, 2006 was 42.3% compared to 41.0% in the prior year. The increase in cost of service as a percentage of revenue for the year ended December 31, 2006 compared to the prior year resulted primarily from the items noted above as well as other changes in product mix and revenue rates.

Excluding the effect of future net dispute settlements, if any, we anticipate our cost of service, as a percentage of revenue, for fiscal year 2007, will remain relatively stable compared to 2006. The regulatory rules on unbundled network element (“UNE”) loop and transport rates directly affect our cost of service. The corresponding rate increases associated with these regulatory rules were phased in during 2005 and the first quarter of 2006. These increases had at the end of the phase-in period (March 31, 2006), a total annualized impact, including transitional and special access rates, of approximately $50.2 million (prior to any optimization efforts). However, the actual impact of the UNE and transport rate increases to our cost of service will not be known until all the ILECs have completed their conversion processes. We believe that actions we have taken, including negotiating rate reductions, aggressive use of ILEC Special Access plans, network optimization, and price increases to our customers, offset much of the effect these increases have on our cost of service.

COS — 2005 Compared to 2004

Cost of service as a percentage of revenue for the year ended December 31, 2005 decreased as compared to the same periods in 2004. The decrease reflected the benefits from the integration of the Acquired Business, favorable billing dispute resolutions, settlements, and estimate revisions, offset by the adverse impact from the TRRO discussed in the “Regulatory Overview” section above, and reduced revenue. The favorable significant dispute resolutions, settlements and estimate revisions resulted in reductions in cost of service of approximately $47.0 million for the year ended December 31, 2005 compared to $8.9 million for the year ended December 31, 2004.

Gross margin.  Gross margin, our non-GAAP financial measure defined above, for the year ended December 31, 2006 was $814.6 million, or 57.7% of 2006 consolidated revenue compared to $845.7 million, or 59.0% of 2005 consolidated revenue. The decrease in our gross margin for the year ended December 31, 2006 occurred primarily as a result of the changes in net dispute resolutions and settlements as well as the changes in our product mix between 2005 and 2006. These were offset slightly by the change in our dispute liability estimates and changes in other accrued liabilities as described above.

For the year ended December 31, 2005, gross margin was $845.7 million, or 59.0% of 2005 consolidated revenue compared to $747.7 million or 57.5% of 2004 consolidated revenue. The increase in our gross margin for the year ended December 31, 2005, compared to 2004, occurred primarily as a result of the net dispute resolutions and estimate revisions as described above.

Selling, operating and general.  Selling, operating and general expense (“SO&G”) includes expenses related to network maintenance, sales and marketing, network operations and engineering, information systems, general corporate office functions and collection risks.

SO&G for the year ended December 31, 2006 was $722.0 million or 51.1% of revenue compared to $737.4 million or 51.4% in the prior year. The stability in our SO&G, as a percentage of revenue, reflected the effects of continued operating efficiencies and process improvements as well as certain correcting adjustments discussed below which were recorded to SO&G in 2005 that were not necessary in 2006.

We anticipate SO&G in 2007 will modestly increase, both in whole dollars and as a percentage of revenue, compared to 2006. We plan on investing in the resources and infrastructure necessary to help grow and support our business units during 2007.

SO&G expense for the year ended December 31, 2005 was $737.4 million or 51.4% of revenue compared to $727.7 million or 56.0% of revenue for the prior year. The improvement as a percentage of revenue was largely attributable to the synergies obtained through the integration of Allegiance Telecom, as well as savings from the integration of back office systems and the consolidation of functions. Our 2005 results also included an adjustment of $7.8 million to increase selling, operating and general expenses as a result of the misapplication of generally accepted accounting principles pertaining to lease escalation provisions since our emergence from bankruptcy in January 2003. The impact of these adjustments would have increased selling operating and general expense by approximately $3.3 million in 2004. Our 2004 SO&G expenses included favorable settlements of $11.9 million related to franchise fees and other matters.

Depreciation and amortization.  Depreciation and amortization expense was $204.8 million for the year ended December 31, 2006, compared to $234.8 million in 2005. This decrease was primarily attributable to certain intangible assets which became fully amortized in the fourth quarter of 2005. No amortization expense was recognized for these items in 2006.

Depreciation and amortization expense was $234.8 million for the year ended December 31, 2005, compared to $177.8 million in 2004. Substantially all of this increase was attributable to the acquisition of the Acquired Business.

As of December 31, 2006 and 2005, we had approximately $87.1 million and $95.4 million, respectively, of property and equipment, including materials and supplies to be used as replacements and in construction of network assets, that have not yet been placed into service and, accordingly, are not currently being depreciated or amortized.

Interest income.  We earn interest income on our cash and cash equivalents, which we consider to be highly liquid investments with maturities of three months or less at the time of purchase. Interest income for the year ended December 31, 2006 decreased to $8.7 million from $8.9 in 2005. The decrease in interest income was attributable to the decrease in cash and cash equivalents maintained throughout 2006, as compared to 2005.

Interest income for 2005 increased to $8.9 million from $3.7 million in 2004. The increase in interest income was due to an increase in the amount of cash and cash equivalents invested resulting from our convertible preferred stock offering in August 2004 and higher interest rates.

Investment income (loss), net.  Investment income (loss), net includes any realized gains or losses from the sale or other-than-temporary impairment of investments. Investment income for the year ended December 31, 2006 was $5.2 million as compared to $2.0 million in the prior year. The increase in investment income was primarily attributable to approximately $5.2 million received in November 2006, in connection with certain distributions and settlement payments associated with our holdings of Global Crossing debt securities.

For the year ended December 31, 2005, net investment income was $2.0 million as compared to a net investment loss of $12.7 million in 2004. The improvement was largely due to realized gains on certain investments in 2005 that were not present in 2004, including $7.5 million in connection with certain distributions and settlement payments associated with our holdings of Global Crossing debt securities.

Interest expense, net.  Interest expense, net includes interest expense on debt and capital leases, less any amounts capitalized. Interest expense, net for the years ended December 31, 2006 and 2005 was $32.1 million and $34.3 million, respectively. The decrease in interest expense primarily resulted from a $100.0 million dollar prepayment we made against the outstanding credit facility during the fourth quarter of 2005. The majority of interest expense for the years ended December 31, 2006 and 2005 was non-cash as our secured credit facility allowed for accrued interest to be converted into principal if unpaid. During 2006 and 2005 we capitalized interest of $5.7 million and $4.0 million, respectively.

Interest expense, net for the year ended December 31, 2005 and 2004 was $34.3 million and $26.2 million, respectively. The increase in interest expense was due to an increase in interest rates, as well as the compounding effect of the conversion of accrued interest to principal. We capitalized interest of $4.0 million during the years ended December 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, including capital expenditures necessary in our efforts to continue the growth and development of our fixed wireless business, and to make selective strategic acquisitions.

Cash Flow

Operating cash flows are affected by our reported net loss adjusted for certain non-cash charges and also changes in our working capital. For the year ended December 31, 2006, our operating activities provided net cash of $100.4 million, compared to $109.0 million in 2005 and $0.2 million in 2004.

Capital expansion drives our investing activity cash flows. For the year ended December 31, 2006, our investing activities used net cash of $106.2 million compared to $56.2 million in 2005 and $444.8 million in 2004. For the year ended December 31, 2006, we incurred $118.9 million in capital expenditures compared to $86.7 million in 2005 and $106.0 million in 2004. The increase in capital expenditures in 2006 compared to 2005 primarily resulted from certain customer-based spending and completion of our next-generation inter-city fiber optics network. In addition, we invested $4.2 million related to the expansion of Nextlink’s wireless network. Our investing activity cash flows for the year end December 31, 2006 were also affected by $12.7 million of cash received in January and November 2006 related to certain distributions and settlement payments we received associated with our holding of Global Crossing debt securities. Our investing activity cash flows for the year ended December 31, 2005 were affected by a one-time $25.4 million release of funds previously held in escrow. Our investing cash flows from the year ended December 31, 2004 were primarily affected by our acquisition of Allegiance Telecom, Inc.

Our financing activity cash flows consist primarily of payments on our debt and capital lease obligations. For the year ended December 31, 2006, our financing activities used net cash of $2.5 million, compared to $109.9 million used in 2005. In 2004 our financing activities provided net cash of $200.1 million. For the year ended December 31, 2006, we paid $2.8 million related to our capital lease obligations, offset by $0.3 million we received from the exercise of certain employee stock options. For the year ended December 31, 2005, our financing activities were primarily affected by the $100.0 million payment of principal outstanding under our Credit Facility and the payment of $9.9 million of other debt and capital lease obligations. For the year ended December 31, 2004, our financing activities were primarily affected by approximately $399.8 million received in various equity financing activities, offset slightly by the payment of $200.0 million of principal outstanding under our credit facility.

We anticipate investing activities to be a significant use of our cash during 2007. Investments in network and related infrastructure in support of revenue growth, as well as the continued build-out of Nextlink’s wireless network, will drive the majority of investing cash flows throughout 2007. We also anticipate our financing activities could be significantly impacted during 2007 if we successfully renegotiate or refinance our existing credit facility or raise capital through one or more offerings of debt or equity securities.

Credit Facility and Borrowing Capacity

Our Credit Facility matures on July 15, 2009. There are no additional borrowings available under the Credit Facility. From our emergence from bankruptcy through December 31, 2006, more than 90% of the underlying loans of the Credit Facility were held by an entity controlled by the Chairman of our Board of Directors. At December 31, 2006, long-term debt consisted of $333.3 million in principal and $3.4 million of accrued interest that, if not paid, converts into principal. There are no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until January 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, we will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of our consolidated EBITDA (as defined in the Credit Facility) to consolidated interest expense for four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders. We can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at our option, at an alternate base rate, as defined, or a Eurodollar rate, in each case, plus applicable margins. Once we begin to pay accrued interest in cash, the applicable margins are reduced. At December 31, 2006, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 11.61%.

The security for the Credit Facility consists of all our assets, including the stock of our direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements and maximum capital expenditures. For the twelve-month period ended December 31, 2006, the Company was required to achieve a minimum consolidated EBITDA as defined in the credit facility, of not less than $355.0 million. We are also required under the terms of the Credit Facility to maintain an unrestricted cash balance of $25.0 million at the end of each fiscal quarter. We have not met our EBITDA covenant for the twelve-month period ended December 31, 2006.

We do not expect to meet our EBITDA covenant for the twelve-month period ended December 31, 2007. On March 6, 2007, we obtained a waiver of compliance with respect to the minimum consolidated EBITDA covenant contained in the Credit Facility for the fiscal quarter ended December 31, 2007. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended March 31, 2008. The waiver was obtained from an affiliate of our Chairman, which holds a majority of our loans outstanding under that agreement.

In the event that we are not in compliance with the minimum consolidated EBITDA covenant upon the first quarterly measurement date following the expiration of waiver, there can be no guarantee that we will be able to obtain another waiver. If we are not able to obtain another waiver, amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved, or repay the Credit Facility with a new debt or equity offering so that we are in compliance, we will be required to reclassify the approximately $336.7 million of outstanding long term debt and accrued interest to current as of March 31, 2007. Management is currently evaluating alternative financing available to repay the Credit Facility, including equity or refinancing this credit facility.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We place our cash and cash equivalents and other financial instruments with high credit quality financial institutions. Although trade receivables are geographically dispersed and include customers in many different industries, a significant portion of our revenue is generated from services provided to other telecommunications service providers. Management believes that our established valuation and credit allowances are adequate as of December 31, 2006 to cover these risks.

Contractual Obligations

We have a national network which requires various ongoing maintenance costs and software licenses and fees so that we can continue to provide high quality telecommunications services to our customers. Where we do not have our own network to provide telecommunications services, we pay access rights and use fees to other service providers. To achieve the most cost efficient rates, we often commit to multi-year purchases for these services and licenses. We are leasing premises under various noncancelable operating leases for administrative space, building access, and other leases, which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. Our lease agreements have various expiration dates through 2019.

Additionally, we have entered into various contracts with other telecommunications companies that contain certain minimum purchase commitments and have terms of 36 to 84 months.

The following table summarizes our future minimum payment obligations under various operating and financing agreements as of December 31, 2006 (dollars in thousands):

		Other
		Long-Term		Capital
	Credit	Contractual	Operating Lease	Lease	Total
	Facility	Obligations	Obligations	Obligations	Obligations

2007	$—	$105,486	$67,803	$3,854	$177,143
2008	—	94,201	57,630	2,398	154,229
2009	336,650	68,492	49,717	1,770	456,629
2010	—	45,994	43,015	1,419	90,428
2011	—	39,571	33,649	1,419	74,639
Thereafter	—	106,401	99,103	11,071	216,575

Total future minimum payment obligations	$336,650	$460,145	$350,917	$21,931	$1,169,643

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

COMPARISON OF SEGMENT FINANCIAL RESULTS

Overview

Historically, we operated and reported our business as one telecommunications segment. However, as a result of the launch of our Nextlink Business in April 2006, we now operate our business in two reportable segments. Our wireline services are provided through XOC and our wireless services are provided through Nextlink. XOC and Nextlink offer telecommunications services delivered using different technologies to different target customers. Our management makes decisions about our segments based on the expected return on investing capital. XOC and Nextlink provided services to each other during the year ended December 31, 2006. These transactions were reflected in the segment results. However, they were eliminated for purposes of consolidation. For the year ended December 31, 2006, approximately $0.6 million of SO&G expenses were allocated to Nextlink.

The tables below provide a summary of the components of our consolidated segments for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands). We do not allocate interest income, interest expense, investment income (losses) or accretion expense of our preferred stock to our two reportable segments.

					Goodwill
		Cost of	SO&G	Depreciation and	Impairment	Loss from
Year Ended December 31, 2006	Revenue	Service	Expenses	Amortization	Charge	Operations

XOC	$1,410,874	$597,409	$708,818	$199,732	$—	$(95,085)
Nextlink	1,261	137	13,162	5,028	—	(17,066)
Intercompany eliminations	(519)	(519)	—	—	—	—

Total consolidated	$1,411,616	$597,027	$721,980	$204,760	$—	$(112,151)

Interest income						8,691
Interest expense, net						(32,077)
Investment income, net						5,193

Consolidated net loss						$(130,344)

					Goodwill
		Cost of	SO&G	Depreciation and	Impairment	Loss from
Year Ended December 31, 2005	Revenue	Service	Expenses	Amortization	Charge	Operations

XOC	$1,433,416	$587,904	$734,089	$228,435	$—	$(117,012)
Nextlink	206	—	3,261	6,327	—	(9,382)

Total consolidated	$1,433,622	$587,904	$737,350	$234,762	$—	$(126,394)

Interest income						8,850
Interest expense, net						(34,291)
Investment income, net						1,950
Other non-operating gain						3,380

Consolidated net loss						$(146,505)

					Goodwill
		Cost of	SO&G	Depreciation and	Impairment	Loss from
Year Ended December 31, 2004	Revenue	Service	Expenses	Amortization	Charge	Operations

XOC	$1,300,420	$552,735	$726,865	$171,454	$212,530	$(363,164)
Nextlink	—	—	801	6,327	—	(7,128)

Total consolidated	$1,300,420	$552,735	$727,666	$177,781	$212,530	$(370,292)

Interest income						3,682
Interest expense, net						(26,214)
Investment loss, net						(12,719)

Consolidated net loss						$(405,543)

XOC Segment

Because XOC earned substantially all of our revenue and incurred the majority of our cost and expenses for the years ended December 31, 2006, 2005 and 2004, the discussion of our consolidated operations under the heading “Results of Operations” above may be used to explain the comparison of financial results for our XOC segment.

Nextlink Segment

The following tables contain certain financial data related to our Nextlink segment for the year ended December 31, 2006 compared to 2005 and December 31, 2005 compared to 2004 (dollars in thousands):

		% of Nextlink		% of Nextlink
	December 31, 2006	Revenue	December 31, 2005	Revenue	Change	% Change

Revenue	$1,261	100.0%	$206	100.0%	$1,055	512.1%
Costs and expenses
Cost of service (exclusive of depreciation and amortization)	137	10.9%	—	0.0%	137	N/M
Selling, operating, and general	13,162	1,043.8%	3,261	1,583.0%	9,901	303.6%
Depreciation and amortization	5,028	398.7%	6,327	3,071.4%	(1,299)	(20.5)%

Total costs and expenses	18,327	1,453.4%	9,588	4,654.4%	8,739	91.1%

Segment loss	$(17,066)	(1,353.4)%	$(9,382)	(4,554.4)%	$(7,684)	81.9%

		% of Nextlink		% of Nextlink
	December 31, 2005	Revenue	December 31, 2004	Revenue	Change	% Change

Revenue	$206	100.0%	$—	N/M	$206	N/M
Costs and expenses
Cost of service
(exclusive of
depreciation and
amortization)	—	0.0%	—	N/M	—	N/M
Selling, operating, and
general	3,261	1,583.0%	801	N/M	2,460	307.1%
Depreciation and amortization	6,327	3,071.4%	6,327	N/M	—	0.0%

Total costs and expenses	9,588	4,654.4%	7,128	N/M	2,460	34.5%

Segment loss	$(9,382)	(4,554.4)%	$(7,128)	N/M	$(2,254)	31.6%

N/M = not meaningful

Revenue.  Total revenue for the year ended December 31, 2006 was $1.3 million compared to $0.2 million for the year ended December 31, 2005. Revenue was earned from delivering wireless backhaul, access, and network redundancy and diversity services across several markets including Miami, Tampa, Los Angeles, Houston, San Diego, the Washington, D.C. metropolitan area, and others. During the third quarter of 2006, Nextlink recognized one-time revenue of $0.5 million due to contract restructuring with a major customer.

For the year ended December 31, 2005 revenue was $0.2 million. All of the revenue was earned through our contract with a single customer. Nextlink did not generate any revenue during 2004.

Cost of service (exclusive of depreciation and amortization).  Total cost of service for the year ended December 31, 2006 increased to $0.1 million. For the year ended December 31, 2006, Nextlink had a mix of products sold and installed that did not require separate fiber transport costs and Nextlink’s installations to-date have low real estate costs at the hub sites.

Selling, operating and general.  Selling, operating and general expense for the year ended December 31, 2006 was $13.2 million compared to $3.3 million for the year ended December 31, 2006. During the first fiscal quarter of 2006, Nextlink incurred $2.9 million of professional and legal services related to the now terminated sale of our wireline business. Other than these legal and professional service expenses, we believe that Nextlink’s selling, operating and general expense will continue to grow in 2007 as Nextlink expands service offerings into new markets and introduces new programs, products and services.

Selling, operating and general expense for the year ended December 31, 2005 was $3.3 million. The increase in Nextlink selling, operating and general expenses for the year ended December 31, 2005 when compared to 2004 was due to the initiation of Wireless Business operations.

Depreciation and amortization.  Depreciation and amortization expense was $5.0 million for the year ended December 31, 2006, compared to $6.3 million for the year ended December 31, 2005.

On October 1, 2006, Nextlink discontinued the amortization of its broadband wireless licenses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as the licenses met the definition of an indefinite lived intangible asset. Nextlink treated the change in estimated useful life of the broadband wireless license as a change in accounting estimate and accounted for the change on a prospective basis. Nextlink’s amortization expense decreased $1.6 million in the fourth fiscal quarter as a result of this change in accounting estimate.

Depreciation and amortization expense was $6.3 million for the years ended December 31, 2005 and 2004, respectively. Depreciation and amortization expense in these periods was comprised primarily of the amortization of broadband wireless licenses.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our 2006 Consolidated Financial Statements contained herein. The preparation of the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, we believe that Management’s Discussion and Analysis and the accompanying Consolidated Financial Statements and footnotes provide a meaningful and fair perspective of our financial condition and operating results for the periods presented.

Management believes the following critical accounting policies represent the more significant judgments and estimates used in the preparation of our audited consolidated financial statements included in this Form 10-K.

Property and Equipment

Depreciation of our property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets beginning in the month telecommunications networks and acquired bandwidth are substantially complete and available for use, and in the month equipment and furniture are acquired. Telecommunications networks and bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the expressed purpose of delivering telecommunications services. Costs of additions and improvements are capitalized if they extend the useful life or the operating efficiency of the asset. Repairs and maintenance are charged to expense as incurred. Direct costs of constructing property and equipment are capitalized including interest costs related to construction.

Equipment held under capital leases are stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is provided using the straight-line method over the shorter of the estimated useful lives of the leased assets or the related lease term.

The estimated useful lives of our property and equipment are as follows:

Telecommunications networks and acquired bandwidth	3-20 years
Furniture, fixtures, equipment, and other	5-7 years
Leasehold improvements	the shorter of the estimated useful lives or the terms of the leases

These useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry, which could impact the network architecture and asset utilization. Accordingly, in making this assessment, we consider (i) our planned use of the assets, (ii) the views of experts within and outside of the Company, (iii) sources regarding the impact of technological advances and (iv) trends in the industry on the value and useful lives of our network assets. We periodically evaluate the estimated useful lives used to depreciate our assets. While we believe our estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may affect future depreciation expenses.

Broadband Wireless Licenses

Upon our emergence from bankruptcy and implementation of fresh start reporting as of January 1, 2003, we have stated our broadband wireless licenses at fair value as of that date and amortized the license fair value over the portion of the original license term remaining after the license was placed into service, or ten years, whichever is shorter. Amortization commenced when commercial service using broadband wireless technology was deployed in the license’s geographic area.

During 2006, we announced the launch of Nextlink, our broadband wireless service provider. Nextlink provides service to mobile and wireline communications service providers and business and government agencies utilizing our existing fixed broadband wireless licenses.

In conjunction with the launch of Nextlink, we reevaluated the accounting for our broadband wireless licenses. Effective October 1, 2006 (the “effective date”), we changed our accounting policy associated with broadband wireless licenses and as of the effective date, now consider our broadband wireless licenses to have an indefinite useful life under the provisions of SFAS No. 142. We based this determination on the following:

•	the broadband wireless licenses are non-depleting assets;

•	the broadband wireless licenses have become integral to the business and we expects them to contribute to cash flow indefinitely;

•	license renewal applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	maintenance expenditures required to obtain future cash flows are not significant; and

•	we intend to use its broadband wireless licenses for the foreseeable future.

As of the effective date, we stopped amortizing our broadband wireless licenses. Instead, in accordance with SFAS No. 142, we performed an initial impairment test on the broadband wireless licenses. The impairment test compared the estimated fair value of the broadband wireless licenses to their October 1, 2006 carrying value of $35.8 million. An impairment loss would be recognized if the estimated fair value of the broadband wireless licenses, as of the measurement date, was less than the carrying value. We obtained the estimated fair value of our broadband wireless licenses from an independent third-party valuation service provider. Based on the results of the valuation, we determined no condition of impairment had occurred.

We treated the change in life of our broadband wireless licenses as a change in accounting estimate and accounted for the change on a prospective basis as of the effective date. Amortization expense of $1.6 million related to broadband wireless licenses, was not recorded in the fourth fiscal quarter of 2006 as a result of this change in accounting estimate.

Other Intangible Assets

Other intangible assets consist of customer relationships, internally developed technology, trade names and goodwill. The customer relationships, internally developed technology and certain trade names are amortized using the straight-line method over the estimated useful lives of 30 or 48 months. Certain trade names were determined to have indefinite lives and are not being amortized. Goodwill and indefinite life trade names are reviewed at least annually for impairment, as required under SFAS No. 142.

We retained independent appraisers to perform a valuation of our assets and liabilities as of December 31, 2004. This valuation was necessary as our estimated fair value as determined by our stock price, was less than our book value. Based on this appraisal we recorded a $212.5 million non-cash impairment charge on our goodwill.

Revenue Recognition

Revenue from telecommunications services is recognized (i) when the services are performed, (ii) evidence of an arrangement exists, (iii) the fee is fixed and determinable and (iv) collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until all criteria are met.

Service discounts and incentives related to telecommunications services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with service installations and other non-recurring charges related to the ongoing service are deferred and recognized ratably over the estimated customer life.

Revenue from the sale or lease of unlit network capacity is recognized upon consummation of the transaction and the acquirer’s acceptance of the capacity in instances when we receive upfront cash payments and is contractually obligated to transfer title to the specified capacity at the end of the contract term. If the transaction does not meet these criteria, revenue is recognized ratably over the contract term. There were no sales of unlit capacity during the reported periods whereby revenue was recognized “up front” upon consummation of the transaction.

Allowance for Uncollectible Accounts

We establish an allowance for uncollectible accounts and other sales credit adjustments. Allowances for sales credits are established through a charge to revenue, while allowances for doubtful accounts are established through a charge to selling, operating and general expenses. We assess the adequacy of these reserves monthly by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We can and have experienced material changes to our reserve requirements on a month to month basis. We believe that our established credit and valuation allowances were adequate as of December 31, 2006. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known.

Cost of Service

Cost of service includes expenses directly associated with providing telecommunications services to customers, including, among other items, the cost of connecting customers to our networks through leased facilities, the costs of leasing components of our network facilities and costs paid to third party providers for interconnect access and transport services. We expense all such costs as incurred. We accrue for the expected cost of services received from third party telecommunications providers during the period the services are rendered.

It is common for invoices received from the third party telecommunications providers to include items which result in disputes due to billing discrepancies. Historically, we accrued for all invoiced amounts under dispute as they were considered to be contingent liabilities probable and measurable and typically payable. As a result of our having settled a number of outstanding disputes since our emergence from bankruptcy and our acquisition of Allegiance Telecom, in the third quarter of 2006, we determined there was sufficient historical experience on which to base an estimate of our liability associated with disputed amounts due to third party telecommunications providers. Accordingly, we revised our estimate. Our revised estimate considers a range of estimated settlements due based on the type of charge and our historical trend of resolutions for similarly disputed items. The historical experience on which the estimate is based excludes the effect of significant or unusual disputes and settlements not considered as typical experience. In connection with this third quarter revision, we recorded a $10.6 million adjustment to reduce our disputed accrual liability.

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

Accounting for Stock-Based Compensation

We grant options to purchase our common stock to employees and directors under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised SFAS No. 123(R), “Share-Based Payment.” Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective method which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective approach, the valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. At December 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $4.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Upon adoption of SFAS 123(R), we began recording, as expense, the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected term of the awards, actual and projected employee stock option behavior including exercises and forfeitures, the risk-free interest rate and expected dividends.

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

Accounting Affected by Regulatory Matters

Like a growing number of carriers, XOC utilizes IP technology for the transmission of a portion of its network traffic. The regulatory status and treatment of IP-enabled services has not been definitively resolved. The FCC has held that VoIP services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. On June 27, 2006, the FCC released an order holding that providers of “interconnected VoIP services” must contribute to the federal universal service fund, finding that such providers are “providers of interstate telecommunications” under 47 U.S.C. 254(d) and also asserting its ancillary jurisdiction over such providers under Title I of the Communications Act. The FCC, however, explicitly left open the question of whether interconnected VoIP providers provide “telecommunications services” — i.e., basic transmission services — or enhanced “information services.” Under the Communications Act of 1934, as amended (the “Communications Act”), those are mutually exclusive categories. Generally, telecommunications service providers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. The FCC’s June 27, 2006 order has been appealed to the D.C. Circuit Court of Appeals. The FCC has initiated a generic rulemaking proceeding to address on an industry-wide basis the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome or timing of that proceeding, its general impact on other carriers, or its specific effect on our operations. The Company’s termination costs for IP originated VoIP traffic are accrued at management’s best estimate of liability.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. We do not believe the adoption of FIN 48 will have a significant impact on our financial position and results of operations.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. For our fiscal year ended December 31, 2006, we recorded a $10.5 million cumulative reduction to our January 1, 2006 Retained Earnings as a result of applying the guidelines of SAB 108. This cumulative effect adjustment occurred as a result of certain prior year misstatements within depreciation expense which were not considered material to the prior years financial statements.

On July 6, 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3, effective for our fiscal year beginning January 1, 2007, requires disclosure of our accounting policies for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross (included in revenues and costs) or net (excluded from revenue) basis. The Task Force reached consensus that if taxes are reported on a gross basis; the amount of those taxes must be disclosed for each period for which an income statement is presented. Our revenue and expenses include taxes and surcharges of $44.6 million, $47.9 million and $32.4 million for the years ended 2006, 2005 and 2004, respectively.

Off-Balance Sheet Arrangements

We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2006, our Credit Facility was comprised of $333.3 million in secured loans and $3.4 million of accrued interest. Currently, we do not pay cash interest on the Credit Facility and accrued interest converts to principal ratably throughout the loan period. As interest accrues at variable rates, our Credit Facility subjects us to interest rate risks. Interest rate risk as of December 31, 2006 is illustrated in the following table (dollars in millions).

	Annual Interest Expense Given				Annual Interest Expense Given
	an Interest Rate Decrease			No Change in	an Interest Rate Increase
	of 150, 100 and 50 Basis Points			Interest Rates	of 150, 100 and 50 Basis Points
Interest Rate Risk	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS

Credit Facility	$34.0	$35.7	$37.4	$39.1	$40.8	$42.4	$44.1

The sensitivity analysis provides only a limited, point in time view of the market risk sensitivity of the loans under our Credit Facility. The actual impact of market interest rate changes may differ significantly from those shown in the above sensitivity analysis.

Marketable securities, available for sale, at December 31, 2006 consist of an investment in equity securities of a publicly traded company. The fair value of our investment in equity securities exposes us to market risk. This investment is subject to changes in the market price of the security. The table that follows summarizes the fair value of our marketable security and provides a sensitivity analysis of the estimated fair value of this financial instrument assuming a 5%, 10% and 15% increase or decrease in market price (dollars in millions).

	Fair Value Assuming the
	Following Percentage			No Change
	Decrease in Market Price			in Fair Value	Fair Value assuming the Following Percentage Increase in Market Price
Market Risk	15%	10%	5%	0%	5%	10%	15%

Market price	$2.1	$2.2	$2.3	$2.4	$2.5	$2.7	$2.8

We also recognize market risk associated with the volatility of our investments in privately held companies. These investments are held at cost and evaluated periodically to determine if declines in fair value are other than temporary.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term disclosure controls and procedures is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures within required time periods. Our Principal Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation they have concluded that, as of December 31, 2006 the controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of XO Holdings is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). In accordance with the Securities and Exchange Commission Rulemaking Release Nos. 33-8238 and 34-47986 issued in August 2003, management has evaluated the effectiveness of XO’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission or more commonly referred to as the COSO Framework.

Based on our evaluation under the COSO framework, management has concluded that XO Holdings’ internal control over financial reporting was effective as of December 31, 2006. KPMG LLP, XO Holdings’ independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K, and issued the following attestation report on management’s assessment of XO Holdings’ internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders XO Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that XO Holdings, Inc., and subsidiaries (XO) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). XO’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that XO maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, XO maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XO Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006 and the related financial statement schedule of valuation and qualifying accounts for the three-year period ended December 31, 2006. Our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/  KPMG LLP

McLean, Virginia
March 16, 2007

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Additional information required by this Item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

Audit Committee Financial Expert

Our Board of Directors has determined Robert Knauss is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. Mr. Knauss is an independent director, as defined in Item 7(d)(3)(iv) of Schedule 14A.

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

On March 15, 2007, the Audit Committee approved a waiver to the Company’s Code of Ethics in order to permit Mr. Wayne Rehberger, the Company’s Chief Operating Officer, to continue to serve as a member of the Board of Directors for Startec Global Communications (“Startec”.) Mr. Rehberger has served on the Startec’s Board of Directors for approximately two years. He requested that he be permitted to continue in that capacity in response to an amendment to the Company’s Code of Ethics Policy that required all employees to obtain Audit Committee approval to serve on the board of any for profit company. The waiver was deemed necessary because the Company’s Code of Ethics Policy requires employees to avoid any conflict of interest and even the appearance of a conflict of interest. Mr. Rehberger’s service on the Startec board created a conflict of interest because both Startec and the Company provide telecommunication services to small businesses (albeit with significantly different target customer pools), both the Company and Startec provide a dial up internet access product, and Startec is a customer of the Company. The waiver was determined to be appropriate because the Company and Startec serve different contingencies and are not actual competitors in any significant manner. The approval for Mr. Rehberger to continue to serve on the Startec Board included specific conditions which would require Mr. Rehberger to recuse himself from any discussions or activities at Startec or at the Company that might potentially implicate the interests of the other party.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

Item 13.	Certain Relationships and Related Transactions

Various entities, controlled by the Company’s Chairman, hold the following interests in the Company:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock

At December 31, 2005	Greater than 50%	Greater than 40%	Greater than 90%	95%
At December 31, 2006(1)	Greater than 50%	Greater than 40%	Greater than 90%	52%

(1)	According to Amendment No. 8 to the Schedule 13D of Cardiff Holding LLC (“Cardiff”), filed with the Securities and Exchange Commission on May 1, 2006, on April 28, 2006, Cardiff, an entity affiliated with the Company’s Chairman, sold in a private sale to qualified institutional buyers an aggregate of 1,725,000 shares of the Company’s 6% Class A Convertible Preferred Stock (the “Preferred Stock”).

As a result of his ownership of a majority of the Company’s common stock, the Company’s Chairman can elect all of the Company’s directors. Currently, three employees of entities controlled by the Company’s Chairman are members on the Company’s Board of Directors and many of its committees. Under applicable law and the Company’s Certificate of Incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all the Company’s assets, and amendments to the Company’s Certificate of Incorporation and by-laws.

The Company’s Chairman, through Cardiff, has the right to require the Company to register under the Securities Act of 1933, as amended, shares of the Company’s common stock and Preferred Stock held by Cardiff and to include shares of the Company’s common stock and Preferred Stock held by Cardiff in certain registration statements filed by the Company from time to time.

The Company provides certain telecommunications services to companies affiliated with its Chairman. The total revenue recognized on such services for the years ended December 31, 2006, 2005 and 2004 was $3.2 million, $3.3 million, and $2.0 million, respectively.

During the years ended December 31, 2006, 2005 and 2004, the Company purchased approximately $0.5 million, $1.0 million and $0.6 million, respectively, in services from companies affiliated with its Chairman.

During the years ended December 31, 2006, 2005 and 2004, the Company purchased approximately $2.9 million, $1.1 million and $1.0 million, respectively, in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO Holdings director, is the brother of Mr. Michael Dell, the Chairman of Dell Computers, Inc.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

PART IV

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

XO Holdings, Inc.

By:	/s/ Carl J. Grivner
Carl J. Grivner
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on or before March 16, 2007 by the following persons on behalf of the Registrant and in the capacities indicated:

Name	Title

/s/ Carl J. Grivner Carl J. Grivner	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Gregory W. Freiberg Gregory W. Freiberg	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Carl C. Icahn	Chairman of the Board of Directors

/s/ Keith Meister Keith Meister	Director

/s/ Adam Dell Adam Dell	Director

/s/ Fredrik Gradin Fredrik Gradin	Director

/s/ Vincent J. Intrieri Vincent J. Intrieri	Director

/s/ Robert L. Knauss Robert L. Knauss	Director

/s/ Peter K. Shea Peter K. Shea	Director

EXHIBIT INDEX

2.1	Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002, (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K/A of XO Communications, Inc., filed on November 26, 2002).
2.2	Plan Supplement, dated October 23, 2003, to the Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (Incorporated herein by reference to exhibit 2.2 filed with the Current Report on Form 8-K/A of XO Communications, Inc., filed on November 26, 2002).
2.3	Order Confirming Third Amended Plan of Reorganization, dated November 15, 2002 (Incorporated herein by reference to exhibit 99.1 filed with the Current Report on Form 8-K/A of XO Communications, Inc., filed on November 26, 2002).
2.4	Asset Purchase Agreement, dated as of February 18, 2004, by and among XO Communications, Inc., Allegiance Telecom, Inc., and Allegiance Telecom Company Worldwide (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on February 24, 2004).
2.5	Equity Purchase Agreement, dated as of November 4, 2005, by and among the XO Holdings, Inc., XO Communications, Inc. and Elk Associates LLC. (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on November 9, 2005).
2.6	Agreement and Plan of Merger, dated as of February 28, 2006, by and among XO Communications, Inc., XO Holdings, Inc. and XO Communications, LLC. (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 06, 2006).
2.7	Amendment No. 1 to Equity Purchase Agreement, dated as of March 1, 2006, by and among XO Holdings, Inc., XO Communications, LLC (as successor by merger to XO Communications, Inc.) and Elk Associates LLC. (Incorporated herein by reference to exhibit 2.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 06, 2006).
3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005. (Incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 06, 2006).
3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006. (Incorporated herein by reference to exhibit 3.2 filed with Current Report on Form 8-K of XO Holdings, Inc. filed on March 06, 2006).
3.3	Bylaws of XO Holdings, Inc. (Incorporated herein by reference to exhibit 3.3 filed with Current Report, Form 8-K filed on March 06, 2006).
4.1	Series A Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
4.2	Series B Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
4.3	Series C Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (Incorporated herein by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on January 30, 2003).
10.1	XO Communications, Inc. 2002 Stock Incentive Plan (Incorporated herein by reference to exhibit 10.1.1 to the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.2	XO Communications, Inc. Retention Bonus and Incentive Plan (Incorporated herein by reference to exhibit 10.1.2 to the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.3	Registration Rights Agreement, dated as of January 16, 2003, between XO Communications, Inc. and High River Limited Partnership and Meadow Walk Limited Partnership (Incorporated herein by reference to exhibit 10.4 filed with the Current Report on Form 8-k of XO Communications, Inc., filed on January 30, 2003).

10.4	Registration Rights Agreement, dated as of August 6, 2004, by and among XO Communications, Inc., Tramore LLC, Cardiff Holdings, LLC and Amalgamated Gadget, L.P. (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q filed by XO Communications, Inc. for the quarterly period ended June 30, 2004, filed on August 9, 2004).
10.5	Registration Rights Agreement, dated as of June 23, 2004, by and among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide, the Allegiance Telecom Liquidating Trust, and XO Communications, Inc. (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2004, filed on March 18, 2005).
10.6	Tax Allocation Agreement, dated as of January 16, 2003, between XO Communications, Inc. and Starfire Holding Corporation (Incorporated herein by reference to exhibit 10.5 filed with the Current Report on Form 8-k of XO Communications, Inc., filed on January 30, 2003).
10.7	Employment Term Sheet, dated as of April 30, 2003, delivered by XO Communications, Inc. to Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the three months ended March 31, 2003, filed on May 15, 2003).
10.8	Change in Control Agreement by and between XO Communications, Inc. and Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (Incorporated herein by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the three months ended March 31, 2003, filed on May 15, 2003).
10.9	Employment Agreement, effective as of September 25, 2000, by and between Wayne M. Rehberger and XO Communications, Inc. (Incorporated by reference herein to exhibit 10.10 filed with the Annual Report on Form 10-K of XO Communications, Inc. filed on March 15, 2004).
10.10	Indemnification Agreement by and between Robert Knauss and XO Communications, Inc., dated as of November 2, 2004. (Incorporated herein by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q filed by XO Communications, Inc. for the quarterly period ended September 30, 2004, filed on November 9, 2004).
10.11	Indemnification Agreement by and between Adam Dell and XO Communications, Inc., dated as of November 2, 2004. (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q filed by XO Communications, Inc. for the quarterly period ended September 30, 2004, filed on November 9, 2004).
10.12	Indemnification Agreement by and between Fredrik Gradin and XO Communications, Inc., dated as of November 2, 2004. (Incorporated herein by reference to exhibit 10.3 filed with the Quarterly Report on Form 10-Q filed by XO Communications, Inc. for the quarterly period ended September 30, 2004, filed on November 9, 2004).
10.13	Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and XO Intercity Holdings No. 2, LLC (f/k/a INTERNEXT LLC) (Incorporated herein by reference to exhibit 10.8 filed with the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc., filed on November 16, 1998).
10.14	Master Agreement, dated August 8, 2002, between Level 3 Communications, Inc. and XO Communications, Inc. (Incorporated herein by reference to exhibit 10.4.2 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.15	Amended and Restated Credit and Guaranty Agreement, dated as of January 16, 2003, among XO Communications, Inc., certain subsidiaries of XO Communications, Inc., the Lenders party thereto from time to time, and Mizuho Corporate Bank, as Administrative Agent (Incorporated herein by reference to exhibit 10.5 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002, filed on March 21, 2003).
10.16	Agreement, dated as of May 9, 2005, by and between XO Communications, Inc., Arnos Corp., High River Limited Partnership, and Cardiff Holding LLC. (Incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report filed on Form 10-Q of XO Communications, Inc. for the quarter ended March 31, 2005, filed on May 09, 2005).

10.17	Stockholder Agreement, dated as of November 4, 2005, by and between XO Communications, Inc. and Cardiff Holdings LLC. (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc., filed on November 9, 2005).
10.18	Guaranty, dated as of November 4, 2005, by and between Thornwood Associates Limited Partnership and XO Communications, Inc. (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on November 9, 2005).
10.19	Ratification and Amendment Agreement, dated as of March 1, 2006, by and among XO Communications, LLC (as successor by merger to XO Communications, Inc.), certain subsidiaries of XO Communications, LLC, as guarantors, XO Holdings, Inc., as guarantor, LMDS Holdings, Inc., as guarantor, V&K Holdings, Inc., as guarantor, Arnos Corp., as Requisite Lenders, and Mizuho Corporate Bank, Ltd., as administrative agent. (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 06, 2006).
10.20	Assignment and Assumption Agreement, dated as of February 28, 2006, by and among XO Communications, Inc. and XO Holdings, Inc. (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 06, 2006).
10.21	Change in Control Severance Plan for Certain Covered Executives (Director and Above) of XO Communications, Inc., dated as of June 2, 2005. (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on June 8, 2005).
10.22	Waiver Agreement, dated as of April 28, 2006, between the Company, it subsidiaries and Arnos Corp., as Requisite Lender (incorporated by reference herein to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on May 2, 2006.
10.23	Amendment No. 1 to Registration Rights Agreement made and enacted by the Company as of April 28, 2006 (incorporated by reference herein to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on May 2, 2006.
10.24	Waiver Agreement, dated March 30, 2006, between the Company, its subsidiaries and Arnos Corp., as Requisite Lender (incorporated by reference herein to exhibit 10.1 filed with Current Report on Form 8-K of XO Holdings, Inc. filed on March 31, 2006.
10.25	Waiver Agreement, dated as of November 3, 2006, between the Company, its subsidiaries and Arnos Corp., as Requisite Lenders (incorporated by reference herein to exhibit 10.6 filed with the Quarterly Report on Form 10-Q of XO Holdings, Inc. filed on November 9, 2006.
10.26	Waiver with Respect to Amended and Restated Credit and Guarantee Agreement, dated as of March 6, 2007, between the Company, its subsidiaries and Arnos Corp., as Requisite Lenders (incorporated by reference herein to exhibit 10.1 filed with Current Report on Form 8-K of XO Holdings, Inc. filed March 9, 2007.
10.27	Lease Agreement dated February 28, 2007, between the Company and Presidents Park II, LLC.**
14.1	XO Communications, Inc. Code of Ethics (Incorporated by reference herein to exhibit 14.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on May 2, 2006).
21.1	Subsidiaries of XO Holdings, Inc.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders XO Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of XO Holdings, Inc., and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits, we have also audited the consolidated financial statement schedule of valuation and qualifying accounts for the three-year period ended December 31, 2006. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XO Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule for the three-year period ended December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, XO Holdings, Inc. adopted Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements. As discussed in Note 16, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of XO Holdings, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

McLean, Virginia
March 16, 2007

XO Holdings, Inc.

Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$168,563	$176,838
Marketable securities and other investments	2,420	7,150
Accounts receivable, net of allowance for doubtful accounts of $16,754 and $36,061, at December 31, 2006 and 2005, respectively	131,168	137,564
Prepaid expenses and other current assets	30,859	34,106

Total current assets	333,010	355,658
Property and equipment, net	678,233	717,627
Broadband wireless licenses, net	35,782	40,527
Other intangibles, net	27,725	51,252
Other assets	41,361	37,661

Total assets	$1,116,111	$1,202,725

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,860	$79,935
Accrued liabilities	220,781	216,278

Total current liabilities	319,641	296,213
Long-term debt and accrued interest payable	336,650	301,113
Other long-term liabilities	58,430	65,755

Total liabilities	714,721	663,081
Class A convertible preferred stock	230,542	217,056
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: 4,000,000 shares of Class A convertible preferred stock issued and outstanding on December 31, 2006	—	—
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000,000 shares authorized: 182,001,285 shares issued and outstanding on December 31, 2006 and 181,933,035 shares issued and outstanding on December 31, 2005	965,394	976,447
Deferred compensation	—	(77)
Accumulated other comprehensive income	880	820
Accumulated deficit	(795,426)	(654,602)

Total stockholders’ equity	170,848	322,588

Total liabilities, convertible preferred stock and stockholders’ equity	$1,116,111	$1,202,725

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Revenue	$1,411,616	$1,433,622	$1,300,420
Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	597,027	587,904	552,735
Selling, operating and general	721,980	737,350	727,666
Depreciation and amortization	204,760	234,762	177,781
Goodwill impairment charge	—	—	212,530

Total costs and expenses	1,523,767	1,560,016	1,670,712
Loss from operations	(112,151)	(126,394)	(370,292)
Interest income	8,691	8,850	3,682
Investment income (loss), net	5,193	1,950	(12,719)
Interest expense, net	(32,077)	(34,291)	(26,214)
Other non-operating gain	—	3,380	—

Net loss	(130,344)	(146,505)	(405,543)
Preferred stock accretion	(13,486)	(12,703)	(4,910)

Net loss allocable to common shareholders	$(143,830)	$(159,208)	$(410,453)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.79)	$(0.88)	$(2.57)

Weighted average shares, basic and diluted	181,970,946	181,933,035	159,883,403

See accompanying notes to consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

	Common Stock and		Subscription Rights						Accumulated Other
	Additional Paid-In-Capital		Exercised		Subscription Receivable		Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Deficit	Income	Total

Balance at January 1, 2004	96,274,140	$482,440	32,503,234	$162,516	(32,503,234)	$(162,516)	$(839)	$(102,554)	$1,378	$380,425
Issuance of common stock for acquisition	45,380,000	311,306	—	—	—	—	—	—	—	311,306
Issuance of common stock under rights offering	39,722,466	197,612	—	—	—	—	—	—	—	197,612
Issuance of common stock through employee benefit plans, net	556,429	3,063	(32,503,234)	(162,516)	32,503,234	162,516	265	—	—	3,328
Preferred stock accretion	—	(4,910)	—	—	—	—	—	—	—	(4,910)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(405,543)	—	(405,543)
Other comprehensive income — unrealized holding gains arising during the year , net	—	—	—	—	—	—	—	—	3,334	3,334

Total comprehensive loss										(402,209)
Balance at December 31, 2004	181,933,035	$989,511	—	$—	—	$—	$(574)	$(508,097)	$4,712	$485,552

Amortization of deferred compensation, net of forfeitures	—	$(361)	—	$—	—	$—	$497	$—	$—	$136
Preferred stock accretion	—	(12,703)	—	—	—	—	—	—	—	(12,703)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(146,505)	—	(146,505)
Other comprehensive loss — unrealized holding losses arising during the year , net	—	—	—	—	—	—	—	—	(3,892)	(3,892)

Total comprehensive loss										(150,397)
Balance at December 31, 2005	181,933,035	$976,447	—	$—	—	$—	$(77)	$(654,602)	$820	$322,588

Cumulative effect of the application of SAB 108 as of January 1, 2006	—	—	—	—	—	—	—	(10,480)	—	(10,480)
Adjusted Balance at January 1, 2006	181,933,035	$976,447	—	$—	—	$—	$(77)	$(665,082)	$820	$312,108

Issuance of common stock through employee benefit plans, net	68,250	$2,510	—	$—	—	$—	$—	$—	$—	$2,510
Amortization of deferred compensation, net of forfeitures	—	(77)	—	—	—	—	77	—	—	—
Preferred stock accretion	—	(13,486)	—	—	—	—	—	—	—	(13,486)
Comprehensive loss:										—
Net loss	—	—	—	—	—	—	—	(130,344)	—	(130,344)
Other comprehensive income — unrealized holding gains arising during the year , net	—	—	—	—	—	—	—	—	60	60

Total comprehensive loss										(130,284)

Balance at December 31, 2006	182,001,285	$965,394	—	$—	—	$—	$—	$(795,426)	$880	$170,848

See accompanying notes to consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004

OPERATING ACTIVITIES:
Net loss	$(130,344)	$(146,505)	$(405,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment charge	—	—	212,530
Depreciation and amortization	204,760	234,762	177,781
Accrual of interest	35,537	34,866	27,068
Stock-based compensation	2,169	147	406
Realized (gain) loss on investments	(5,156)	(7,449)	5,238
Non-cash restructuring charges and asset write-downs	—	5,500	10,360
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	6,396	12,537	(8,084)
Other assets	(3,225)	2,459	(9,952)
Accounts payable	(9,771)	(4,043)	8,503
Accrued liabilities	(4)	(23,294)	(18,157)

Net cash provided by operating activities	100,362	108,980	150

INVESTING ACTIVITIES:
Capital expenditures, net	(118,878)	(86,727)	(106,023)
Release of escrow account	—	25,430	—
Purchases of marketable securities and investments	—	—	(36,413)
Proceeds from sale of marketable securities and investments	12,718	6,145	22,848
Cash paid for acquisitions	—	(1,071)	(325,249)

Net cash used in investing activities	(106,160)	(56,223)	(444,837)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	—	200,326
Proceeds from employee stock option exercises	341	—	—
Proceeds from issuance of preferred stock, net	—	—	199,443
Repayments of long term debt and capital leases	(2,818)	(109,908)	(199,653)

Net cash (used in) provided by financing activities	(2,477)	(109,908)	200,116

Net decrease in cash and cash equivalents	(8,275)	(57,151)	(244,571)
Cash and cash equivalents, beginning of year	176,838	233,989	478,560

Cash and cash equivalents, end of year	$168,563	$176,838	$233,989

See accompanying notes to consolidated financial statements.

XO Holdings, Inc.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

XO Holdings, Inc., (the “Company”) is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. The Company operates its business in two segments through two primary operating subsidiaries. XO Communications, LLC (“XO LLC”) operates the Company’s wireline business under the trade name “XO Communications” (“XOC”). Nextlink Wireless, Inc. (“Nextlink”) operates the Company’s wireless business under the trade name “Nextlink”. See Note 3 for further information on the Company’s segments. In October 2006, the Company further organized XOC into two business units — Business Services, focused on enterprise and government customers, and Carrier Services, focused on wholesale telecommunications provider customers.

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

Nextlink

Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum in the 28-31 GHz range (“LMDS”) and in the 39 GHz range. Nextlink’s licensed wireless spectrum covers 75 U.S. markets. Currently, Nextlink has entered into agreements to provide services in Texas, California, Florida, Washington, Missouri, Massachusetts, Virginia, Georgia, Arizona and Washington, D.C., and expects to launch service in additional markets over the next two years. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line of sight over distances of up to thirteen miles.

Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization, and redundancy. Nextlink’s products provide critical telecommunications links within customer networks without requiring them to construct their own facilities or purchase capacity from the regional Incumbent Local Exchange Carriers (“ILEC”). Nextlink products also provide carriers and end-user customers with network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters or other disruptions than traditional, terrestrial telecommunications networks.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principle of Consolidation

The Company’s consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All inter-company accounts and transactions among consolidated entities have been eliminated for purposes of consolidation.

(b) Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, cost and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates.

Certain reclassifications have been made to prior years amounts in order to conform to the current year presentation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The carrying amount of these instruments approximates fair value due to their short maturities.

(d) Marketable Securities and Other Investments

The Company’s marketable securities consist of equity investments in a publicly traded company. The Company classifies its investments in equity securities as available-for-sale and records such investments at fair value. The fair values are based on quoted market prices. Other investments, which include investments in debt securities that do not meet the definition of a marketable security, are recorded at cost. Unrealized gains and losses on available-for-sale marketable securities are reported as a separate component of comprehensive income. Realized gains and losses for available-for-sale securities are recognized in investment income.

(e) Impairment of Long-Lived Assets

Long-lived assets include property and equipment, and intangible assets with finite useful lives to be held and used. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be analyzed for impairment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Possible impairment for such long-lived assets to be held and used is evaluated by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use and eventual disposal of the assets. In the event that a long-lived asset is deemed impaired, a loss is recognized for the amount that the carrying value exceeds the fair value. The Company considered market and other conditions and concluded that no triggering events occurred or conditions existed requiring an analysis of impairment under SFAS No. 144 as of December 31, 2006. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

(f) Property and Equipment

Additions to property and equipment subsequent to January 1, 2003 are stated at cost. Property and equipment acquired on or prior to December 31, 2002 is stated at its fair value at January 1, 2003 as a result of the Company’s application of fresh start reporting upon emergence from bankruptcy. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets beginning in the month telecommunications networks and acquired bandwidth are substantially complete and available for use, and in the month equipment and furniture are acquired. Telecommunications networks and bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the expressed purpose of delivering telecommunications services. Costs of additions and improvements are capitalized if they extend the useful life or the operating efficiency of the asset and repairs and maintenance are charged to expense as incurred. Direct costs of constructing property and equipment are capitalized including interest costs related to construction.

Equipment held under capital leases are stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the leased assets or the related lease term.

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

(g) Broadband Wireless Licenses

Upon its emergence from bankruptcy and implementation of fresh start reporting as of January 1, 2003, the Company has stated its broadband wireless licenses at fair value as of that date and amortized the license fair value over (i) the portion of the original license term remaining after the license was placed into service, or (ii) 10 years, whichever is shorter. Amortization commenced when commercial service using broadband wireless technology was deployed in the license’s geographic area.

During 2006, the Company announced the launch of Nextlink, a broadband wireless service provider. Nextlink provides service to mobile and wireline communications service providers, business and government agencies utilizing the Company’s existing fixed broadband wireless licenses.

In conjunction with the launch of Nextlink, the Company reevaluated the accounting for its broadband wireless licenses. Effective October 1, 2006 (the “effective date”), the Company changed its accounting policy associated with its broadband wireless licenses and as of the effective date, considers its broadband wireless licenses to have an indefinite useful life under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company determined that its broadband wireless licenses have indefinite useful lives based on the following factors:

•	the broadband wireless licenses are non-depleting assets;

•	the broadband wireless licenses have become integral to the business and the Company expects them to contribute to cash flow indefinitely;

•	license renewal applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	maintenance expenditures required to obtain future cash flows are not significant; and

•	the Company intends to use its broadband wireless licenses for the foreseeable future.

As of the effective date, the Company stopped amortizing its broadband wireless licenses. Instead, in accordance with SFAS No. 142, the Company performed an initial impairment test on its broadband wireless licenses. The impairment test compared the estimated fair value of the broadband wireless licenses to their

October 1, 2006 carrying value of $35.8 million. Impairment would be recognized if the estimated fair value of the broadband wireless licenses, as of the measurement date, was less than the carrying value. The Company determined the fair value of its broadband wireless licenses, and based on the results of the valuation, determined no impairment had occurred.

The Company treated the change in life of the broadband wireless licenses as a change in accounting estimate and accounted for the change on a prospective basis as of the effective date. Amortization expense of $1.6 million was not recorded in the fourth fiscal quarter of 2006 as a result of this change in accounting estimate.

(h) Impairment of Goodwill and Indefinite Lived Intangible Assets

In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if an event indicates that the asset(s) might be impaired, The Company tested its goodwill and indefinite lived intangible assets during the fourth fiscal quarter and concluded that no impairment existed under SFAS No. 142.

As of December 31, 2004, the Company’s fair value as determined by its stock price was less than its book value. The Company retained independent appraisers to perform a valuation of its assets and liabilities as of December 31, 2004. Based on this valuation, the Company recorded a $212.5 million non-cash impairment charge on its goodwill which is reflected in the Consolidated Statements of Operations for the year ended December 31, 2004.

(i) Other Assets

As of December 31, 2006, other assets consisted primarily of an unsecured debt claim, security deposits, an equity investment in a privately held company, and pledged securities. The unsecured debt claim receivable (the “ATLT Debt Claim”) is due from the Allegiance Telecom Liquidating Trust (the “ATLT”), the trustee that is managing the bankruptcy estate of Allegiance Telecom, Inc. (“ATI”) and its subsidiaries. Allegiance and its direct and indirect subsidiaries operated as debtors-in-possession under the Bankruptcy Code from May 14, 2003 to June 23, 2004.

The fair value of the ATLT Debt Claim is based on the estimated value of the Company’s share of the remaining net assets of the ATLT as determined using the bankruptcy court approved claims and the net asset valuation provided to the bankruptcy court by the ATLT plan administrator. Because of the nature of the estimates and the uncertainties of the bankruptcy process, the amount that the Company recovers from the ATLT upon the distribution of the net assets of the trust may vary materially from the carrying value. The security deposits, equity investments and pledged securities are stated at cost and are periodically analyzed for other-than-temporary impairment.

(j) Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” which requires that deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

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

(l) Revenue Recognition

Revenue from telecommunications services is recognized (i) when the services are performed, (ii) evidence of an arrangement exists, (iii) the fee is fixed and determinable and (iv) collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until all criteria are met.

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

(m) Allowance for Uncollectible Accounts

The Company maintains allowances for collection of doubtful accounts and allowances for sales credit adjustments. Allowances for sales credits are recorded as a reduction to revenue, while allowances for doubtful accounts are recorded as a selling, operating and general expense. The Company assesses the adequacy of these allowances on a monthly basis by considering general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of its customers. The Company believes that its established valuation allowances are adequate. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, the estimate of the recoverability of its trade receivables could be further reduced.

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

It is common for invoices received from the third party telecommunications providers to include items which end up in dispute due to billing discrepancies. Historically, the Company accrued for all invoiced amounts under dispute because they were considered to be contingent liabilities probable and measurable and typically payable. As a result of the Company having settled a number of outstanding disputes since its emergence from bankruptcy and its acquisition of Allegiance Telecom. In the third fiscal quarter of 2006, the Company determined it had sufficient actual experience to estimate its liability associated with disputed amounts due to third party telecommunications providers using historical experience and revised its estimate accordingly. The revised estimate considers a range of estimated settlements due based on the type of charge and the Company’s historical trend of resolutions for similarly disputed items. The revised estimate excludes the effect of significant or unusual disputes and settlements not considered as typical experience. In connection with this third quarter revision, the Company recorded a $10.6 million adjustment to reduce its disputed accrual liability.

(o) Net Income (Loss) Per Common Share

Net income (loss) per common share, basic and diluted, is computed by dividing net income (loss) allocable to common share holders by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options and warrants are anti-dilutive.

(p) Share-Based Payments

See Note 16 for a description of our accounting policy for share-based payments.

(q) Comprehensive Income (Loss)

Comprehensive income (loss) is presented in the Consolidated Statements of Stockholders’ Equity and includes the Company’s net loss allocable to common share holders, as well as net unrealized gains and losses on available-for-sale investments.

(r) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents and other financial instruments with high credit quality financial institutions.

As of December 31, 2006, the Company did not have any individual customers who provided more than 5% of its total revenue. While the trade receivables of the Company’s Wireline Business are geographically dispersed and include customers in many different industries, a portion of its revenue is generated from services provided to other telecommunications service providers. Over the last several years some of these companies have experienced business downturns or filed for protection under Chapter 11 of the Bankruptcy Code. The Company believes that its established valuation and credit allowances are adequate to cover these risks.

(s) Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments, for which it is practicable to estimate the value. The carrying amounts for the majority of the Company’s financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities. Marketable securities are recorded at fair value. Amounts outstanding under long-term debt agreements approximate their estimated fair values as they accrue interest at rates that are variable every 3-6 months.

(t) Accounting for Leases

The Company leases facilities for its administrative and sales offices, central switching offices, network nodes and warehouse space. Leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. For leases that contain rent escalations and rent holidays, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent. Additionally, any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense.

(u) USF, Gross Receipts Taxes and other Surcharges

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”) for the year ended December 31, 2006. EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes and surcharges include, among others, universal service fund charges, sales, use, value added, and some excise taxes. The Company follows EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” when determining the proper accounting for the taxes under the scope of EITF 06-03. Under EITF 99-19, the Company determines whether it is the primary obligor in each jurisdiction in which it does business. The Company’s revenue and expenses include taxes and surcharges of $44.6 million, $47.9 million and $32.4 million for the years ended 2006, 2005 and 2004, respectively.

(v) Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $1.2 million, $1.7 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in selling, operating and general on the Company’s consolidated statements of operations.

(w) Recently Issued Accounting Pronouncements

FIN 48:  In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold which a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007. The Company does not believe the adoption of FIN 48 will have a significant impact on its financial position and results of operations.

SFAS No. 157:  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is in the process of determining how its adoption of SFAS 157 will impact its financial position and results of operations.

SAB 108:  In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the Company’s application of the guidance in SAB 108, it used the roll-over method for quantifying financial statement misstatements.

In SAB 108, the SEC staff requires the use of the dual method of quantification of uncorrected financial statement errors based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially adopt its provisions either by (i) restating prior year financial statements as if the “dual approach” had always been applied, or (ii) record the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects (up to January 1, 2006) of applying the guidance in SAB 108 (amounts in thousands):

	Period in Which the Misstatement Originated		Adjustment
	Year Ended December 31,		Recorded as of
	2004	2005	January 1, 2006

Accumulated depreciation(1)	$4,301	$6,179	$10,480

Impact on net income(2)	$4,301	$6,179

Retained earnings(3)			$10,480

(1)	The Company applied incorrect useful life estimates to certain leasehold improvement and transport assets acquired from Allegiance Telecom in June 2004. As a result of this error, depreciation expense for 2004 and 2005 was understated by $4.3 million and $6.2 million, respectively. This misstatement was not considered material to the Company’s financial statements for either of the affected years.

(2)	Represents the understatement of net loss for the indicated periods resulting from these misstatements.

(3)	Represents the net reduction to retained earnings recorded as of January 1, 2006 to record the initial application of SAB 108.

3.	SEGMENT INFORMATION

Overview

Prior to 2006, the Company operated, managed and reported as one segment. In conjunction with the launch of Nextlink in April 2006, the Company now operates its business in two segments. The Company’s wireline services are provided through XOC and its wireless services are provided through Nextlink. XOC and Nextlink, are managed separately. Furthermore, each segment requires different resources, expertise and marketing strategies. The Company’s chief operating decision maker regularly reviews the results of operations at the segment level to evaluate performance and allocate resources.

In the summary financial information below, the comparative periods for 2005 and 2004 have been reclassified to conform to the current year’s segment presentation. Beginning July 1, 2006, certain indirect monthly expenses, not specifically related to XOC or Nextlink, including corporate operational and general expenses such as, but not limited to, facilities and information technology, are being allocated between XOC and Nextlink. For the year ended December 31, 2006, approximately $0.6 million of expenses were allocated to Nextlink.

XO Communications

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

Nextlink

Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum in the 28-31 GHz range (“LMDS”) and in the 39 GHz range. Nextlink’s licensed wireless spectrum covers 75 U.S. markets. Currently, Nextlink has entered into agreements to provide services in Texas, California, Florida, Washington, Missouri, Massachusetts, Virginia, Georgia, Arizona and Washington, D.C., and expects to launch service in additional markets over the next two years. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to thirteen miles. Currently, two customers account for nearly all of Nextlink’s revenue. One of these customers is XOC, an affiliate of Nextlink. Transactions between affiliates are recorded based on market rates and pricing.

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

The following tables provide summarized financial information of the Company’s two reportable segments for the respective periods presented (dollars in thousands):

	Year Ended December 31, 2006
			Intercompany
	XOC	Nextlink	Elimination	Consolidated

Revenue	$1,410,874	$1,261	$(519)	$1,411,616

Depreciation and amortization	199,732	5,028	—	204,760

Loss from operations	(95,085)	(17,066)	—	(112,151)

Interest income				8,691
Investment gain, net				5,193
Interest expense, net				(32,077)

Net loss				(130,344)

Capital expenditures	$114,634	$4,244	$—	$118,878

	Year Ended December 31, 2005
			Intercompany
	XOC	Nextlink	Elimination	Consolidated

Revenue	$1,433,416	$206	$—	$1,433,622

Depreciation and amortization	228,435	6,327	—	234,762

Loss from operations	(117,012)	(9,382)	—	(126,394)

Interest income				8,850
Investment gain, net				1,950
Interest expense, net				(34,291)
Other non-operating gain				3,380

Net loss				(146,505)

Capital expenditures	$86,254	$473	$—	$86,727

	Year Ended December 31, 2004
			Intercompany
	XOC	Nextlink	Elimination	Consolidated

Revenue	$1,300,420	$—	$—	$1,300,420

Depreciation and amortization	171,454	6,327	—	177,781

Loss from operations	(363,164)	(7,128)	—	(370,292)

Interest income				3,682
Investment gain, net				(12,719)
Interest expense, net				(26,214)

Net loss				(405,543)

Capital expenditures	$106,023	$—	$—	$106,023

For the years ended December 31, 2005 and 2004, respectively, there were no transactions between XOC and Nextlink that required elimination for consolidation purposes.

Total Assets	XOC	Nextlink	Consolidated

December 31, 2006	$1,073,590	$42,521	$1,116,111

December 31, 2005	$1,159,256	$43,469	$1,202,725

4.	BUSINESS COMBINATIONS

On June 23, 2004, XOC, the Company’s predecessor, completed the acquisition of all of the local exchange carrier businesses (the “Acquired Businesses”) of ATI under the terms of the Asset Purchase Agreement (the “Purchase Agreement”) entered into on February 18, 2004 by and among the Company, ATI and Allegiance Telecom Company Worldwide (together with ATI, “Allegiance”), and approved by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on February 19, 2004. Allegiance and its direct and indirect subsidiaries operated as debtors-in-possession under the Bankruptcy Code from May 14, 2003 to June 23, 2004. Allegiance was a facilities-based national local exchange carrier that provided integrated telecommunications services to business, government and other institutional customers in 36 major metropolitan areas across the United States. Allegiance’s service offerings included voice, data, and integrated telecommunications services. The Company did not acquire Allegiance’s customer premises installation and maintenance business, shared hosting business, or dedicated dial-up Internet access service business.

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

The results of operations for the Acquired Businesses are included in the accompanying consolidated financial statements from the Closing Date through December 31, 2006. The following is unaudited pro forma financial information of the Company assuming the Allegiance acquisition had occurred at the beginning of 2004 (amounts in thousands, except share and per share data):

Year Ended
December 31,
2004

Revenue	$1,529,753
Net loss applicable to common shares	(471,690)
Net loss per common share — basic and diluted	$(2.60)
Weighted average shares — basic and diluted	181,457,087

5.	MARKETABLE SECURITIES AND OTHER INVESTMENTS

The book value, amortized cost basis and gross unrealized gains of the Company’s marketable securities and other investment as of December 31, 2006 and 2005, are presented in the following table (dollars in thousands):

			Gross Unrealized
	Fair Value	Cost Basis	Holding Gains

As of December 31, 2006
Equity securities	$2,420	$1,540	$880

Total marketable securities	$2,420	$1,540	$880

As of December 31, 2005
Equity securities	$2,360	$1,540	$820
Other securities	4,790	4,790	—

Total marketable securities	$7,150	$6,330	$820

Other securities as of December 31, 2005 consisted of debt investments in McLeodUSA, Inc. (“McLeod”). On January 6, 2006, McLeod emerged from Chapter 11 bankruptcy. The Company had a junior prepetition lender claim resulting from its ownership of McLeod’s debt instruments. In October 2006, the McLeod debt instruments were converted to McLeod common stock. Upon conversion, the Company received 832,153 shares of McLeod common stock. The shares of McLeod common stock held by the Company are not actively traded in public markets. Therefore, as of December 31, 2006, the Company reclassified this investment as a component of other long term assets. See Note 9.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (dollars in thousands):

	December 31,
	2006	2005

Telecommunications networks and acquired bandwidth	$856,093	$751,487
Furniture, fixtures, equipment and other	299,851	258,034

	1,155,944	1,009,521
Less accumulated depreciation	(564,833)	(387,334)

	591,111	622,187
Construction-in-progress and undeployed assets	87,122	95,440

	$678,233	$717,627

During 2006, 2005 and 2004, depreciation expense was $176.6 million, $185.6 million, and $140.1 million, respectively. Assets classified as construction-in-progress and undeployed assets are not being depreciated as they have not yet been placed in service. During 2006, 2005 and 2004 the Company capitalized interest on construction costs of $5.2 million, $4.0 million, and $4.0 million, respectively.

7.	BROADBAND WIRELESS LICENSES

Broadband wireless licenses consisted of the following (dollars in thousands):

	December 31,
	2006	2005

Broadband wireless licenses	$59,508	$59,508
Less accumulated amortization	(23,726)	(18,981)

	$35,782	$40,527

Amortization expense related to Broadband wireless licenses was $4.7 million for the year ended December 31, 2006 and $6.3 million for each of the years ended December 31, 2005 and 2004. Effective October 1, 2006, the Company determined its Broadband wireless licenses to be indefinite lived assets and discontinued their periodic amortization. On an annual basis, the $35.8 million carrying value of the Broadband Wireless Licenses will be tested for impairment in accordance with SFAS No. 142.

8.	OTHER INTANGIBLES

Other intangible assets consisted of the following (dollars in thousands):

	December 31,
	2006	2005

Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	127,560	127,560
Less accumulated amortization	(117,568)	(94,041)

	9,992	33,519
Goodwill — indefinite life asset	1,071	1,071
XO Trade name — indefinite life asset	16,662	16,662

	$27,725	$51,252

Amortization expense related to Other Intangibles for the years ended December 31, 2006, 2005 and 2004 was $23.5 million, $42.9 million and $31.4 million, respectively. Estimated amortization expense related to Other Intangible Assets for the year ended December 31, 2007 is $10.0 million, at which time, the Company’s definite lived intangible assets will be fully amortized. Customer relationship assets and internally developed technology assets are amortized using the straight-line method over the estimated useful lives of three years.

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

9.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2006	2005

ATLT debt claim	$20,553	$20,553
Equity Investment in McLeod	4,790	—
Security deposits	8,440	9,116
Pledged securities	6,144	6,426
Other long term assets	1,434	1,566

	$41,361	$37,661

The Company acquired $92.5 million in face value of unsecured Allegiance debt securities for $36.4 million in 2004. Consequently, the Company is a claimant in Allegiance’s bankruptcy. The ATLT will eventually settle all outstanding claims against the Allegiance estate. As of December 31, 2005, the carrying value of the ATLT debt claim exceeded its fair value. Fair value was measured as the value of the net assets of the ATLT as of December 31,

2005 available to settle the Company’s debt claim. The Company concluded this was an “other than temporary” decline in the fair value of the ATLT trust assets and recorded an impairment charge of $5.5 million. The Company determined no condition of impairment existed at December 31, 2006.

It is difficult to assess how much of the claim the Company will recover or when the recovery will be paid. This assessment could change based upon the total amount of claims the ATLT is directed to pay, the amount of administrative costs that it incurs, and the value of its assets.

10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following components (dollars in thousands):

	2006	2005

Accrued compensation	$48,184	$48,608
Deferred revenue	42,556	45,145
Accrued operating taxes	45,590	46,485
Accrued operating expenses	40,749	35,679
Accrued telecommunications costs	29,537	24,379
Accrued restructuring charges and asset retirement obligations	11,095	12,404
Other accrued liabilities	3,070	3,578

	$220,781	$216,278

11.	ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

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

Balance as of January 1, 2004	$12,855
Estimate revisions	(7,738)
Accretion	776
Usage	—

Balance as of December 31, 2004	$5,893

Estimate revisions	(631)
Accretion	405
Usage	(671)

Balance as of December 31, 2005	$4,996

Estimate revisions	(261)
Accretion	394
Usage	—

Balance as of December 31, 2006	$5,129

The asset retirement obligations and associated asset are estimated based on several assumptions. If information becomes known that is different than the assumptions in use, revisions are made using the more precise information. If actual results differ from the assumptions used, the amount of the obligations will differ, perhaps significantly, from the amounts reflected in the accompanying consolidated financial statements. At December 31, 2006, $0.4 million of the liability is classified as a current liability.

12.	LONG-TERM DEBT

As of December 31, 2006 and 2005, long-term debt consisted of $333.3 million and $300.8 million, respectively, in principal associated with a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009. From the Company’s emergence from bankruptcy through December 31, 2006, more than 90% of the underlying loans of the Credit Facility were held by an entity controlled by the Chairman of the Company’s Board of Directors. As of December 31, 2006 and 2005, the Company had $3.4 million and $0.3 million, respectively, of accrued interest that, if not paid, converts to principal. As of December 31, 2006, there are no additional borrowings available under the Credit Facility. There are no scheduled current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for four consecutive quarters exceeds 4:1, the Company would be required to pay cash interest, unless waived by the lenders. The Company can elect to begin paying interest in cash prior to the required date. Loans under the Credit Facility bear interest, at the Company’s option, at an alternate base rate, as defined, or a Eurodollar rate, in each case, plus applicable margins. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. In the fourth quarter of 2005, the Company voluntarily repaid $100.0 million of its outstanding indebtedness under the Credit Facility. At December 31, 2006 and 2005, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 11.61% and 9.41%, respectively.

The security for the Credit Facility consists of all assets of the Company including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. For the twelve-month period ended December 31, 2006, the Company was required to achieve a minimum consolidated EBITDA, as defined in the Credit Facility, of not less than $355.0 million. The Company was also required, under the terms of the Credit Facility, to maintain an unrestricted cash balance of $25.0 million at the end of each fiscal quarter.

The Company does not expect to meet its EBITDA covenant for the twelve-month period ended December 31, 2007. On March 6, 2007, XOC obtained a waiver of compliance with respect to the minimum consolidated EBITDA covenant contained in the Credit Facility for the fiscal year ended December 31, 2007. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended March 31, 2008. The waiver was obtained from an affiliate of the Company’s Chairman, which holds a majority of the Company’s loans outstanding under that agreement.

In the event that the Company anticipates it will not be in compliance with the minimum consolidated EBITDA covenant upon the first quarterly measurement date following the expiration of the most recent waiver, there can be no guarantee that it will be able to obtain another waiver. If the Company is not able to (i) obtain another waiver, (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved, or (iii) repay the Credit Facility with a new debt or equity offering so that the Company is in compliance, the Company will be required to reclassify the approximately $336.7 million of its outstanding long term debt and accrued interest to current debt as of March 31, 2007. Management is currently evaluating alternative financing available to repay the Credit Facility, including equity or refinancing this credit facility.

13.	CONVERTIBLE PREFERRED STOCK

On August 6, 2004, the Company completed a private placement of 4.0 million shares of its 6% Class A Convertible Preferred Stock (the “Preferred Stock Offering”) for net proceeds of $199.4 million. Affiliates of the Company’s Chairman purchased 95% of the preferred shares sold in the Preferred Stock Offering, and an affiliate of Amalgamated Gadget, L.P., holder of approximately 8% of the Company’s outstanding common stock, purchased the remaining five percent. On April 28, 2006, Cardiff sold in a private sale to “qualified institutional buyers” an aggregate of 1,725,000 Convertible Preferred Shares. As of December 31, 2006, the liquidation and redemption value of the 6% Class A Convertible Preferred Stock was $230.9 million.

The Preferred Stock Offering was reviewed and approved by a special committee of the Company’s Board of Directors consisting of the three independent directors, Messrs. Dell, Gradin and Knauss. The special committee selected its own counsel and financial advisor. The financial advisor advised the special committee that, subject to specified qualifications, assumptions and limitations, the material terms of the 6% Class A Convertible Preferred Stock were fair to the Company, from a financial point of view, at the time of issuance.

The Class A Preferred Stock ranks senior to the Company’s common stock. Holders of the Class A Preferred Stock are not entitled to receive annual dividends, however, the liquidation preference of the Class A Preferred Stock automatically increases at a rate of 1.5% each quarter through the maturity date, January 15, 2010. The Company is required to redeem the then-outstanding shares of Class A Preferred Stock on the maturity date at 100% of their aggregate liquidation preference, including compounded accretion through that date, unless earlier redeemed or converted into common stock. If all of the shares of Class A Preferred Stock were to remain outstanding on the maturity date, and assuming the accretion of all the required increases to the liquidation preference thereof, holders of the Class A Preferred Stock would be entitled to 59,891,558 shares of common stock and would have an aggregate liquidation preference of approximately $276.7 million. The shares of Class A Preferred Stock are convertible into common stock based on a share price of $4.62, a premium of approximately 20% above the trading price of the common stock on the closing date of the Preferred Stock Offering. The Company may also, at its sole option, redeem the Class A Preferred Stock at any time after the third anniversary of the issue date of such shares if the average market price of the Company’s common stock for the 20 days prior to such redemption is equal to or greater than 250% of the conversion price of the Class A Preferred Stock. Each holder of the Class A Preferred Stock is entitled to one vote for each share of common stock issuable upon the conversion of the shares of Class A Preferred Stock as of the record date for such stockholders vote. Both the conversion ratio and the voting power of each share of Class A Preferred Stock will be automatically increased each quarter as the liquidation preference increases at the rate of 1.5% each quarter. The holders of Class A Preferred Stock also have anti-dilution protection in the event that the Company issues shares of common stock at a price below the then-prevailing market price of the Company’s common stock.

14.	STOCKHOLDERS’ EQUITY

The Company initiated a rights offering (the “Rights Offering”) during the fourth quarter of 2003 offering 40.0 million shares of its common stock at a price of $5.00 per share. The Rights Offering closed on January 5, 2004. An aggregate of 39.7 million shares were issued, yielding net proceeds of $197.6 million.

XOC has warrants outstanding which allow the holders to purchase up to an additional 23.75 million shares of the Company’s common stock. The warrants consist of:

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

As reflected in the following table, the Company maintained a valuation allowance against its deferred tax assets of $1,121 million and $1,107 million as of December 31, 2006 and 2005, respectively to reduce its deferred tax assets to the amounts likely to be realized. The increase in the valuation allowance of $14 million from 2005 to 2006 was due to an increase in the deferred tax assets. Along with changes in the balances of various provisions and property and equipment, the increase in deferred tax assets resulted from a $53 million increase from the 2006 net operating loss offset by a $39 million decrease from expired or eliminated state operating loss carryforwards. Components of deferred tax assets and liabilities were as follows (dollars in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Provisions not currently deductible	$103,938	$118,989
Property, equipment and other long-term assets (net)	498,253	477,369
Net operating loss and capital loss carry forwards	518,376	510,328

Total deferred tax assets	1,120,567	1,106,686
Valuation allowance	(1,120,567)	(1,106,686)

Net deferred tax assets	—	—
Deferred tax liabilities:
Other identifiable intangibles	(6,831)	(6,831)
Net deferred tax liability	$(6,831)	$(6,831)

Reconciliation of the U.S. federal and state tax rate to the Company’s effective income tax rate:

	2006	2005	2004

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0%	6.0%	6.0%
Valuation allowance for deferred tax assets	(40.0)%	(41.0)%	(22.6)%
Impairment	0.0%	0.0%	(18.4)%

Effective income tax rate	0.0%	0.0%	0.0%

As of December 31, 2006, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $2.89 billion, of which $1.08 billion related to the acquisition of a business. The acquired net operating loss carryforwards expire between 2019 and 2023. The remaining net operating loss carryfowards expire between 2022 and 2026. Utilization of the acquired business net operating loss carryforwards is limited under the ownership change rules of the U.S. Internal Revenue Code (“ownership change rules”). Additionally, depreciation may be limited by the ownership change rules. Due to these limitations, we have reduced our December 31, 2005 deferred tax assets related to net operating loss carryforwards and depreciable property. Accordingly, net operating losses for financial statement purposes have been reduced below the amount available for federal income tax purposes. The related valuation allowance which had previously been recorded against these deferred tax assets has also been reduced. The reduction of the deferred tax assets resulted in a decrease of $763 million in the valuation allowance. This reduction of deferred tax assets and related valuation allowance had no effect on the prior period provision for income taxes.

For the period January, 2003 through January 2004, the Company was a member of an affiliated group of corporations which filed a consolidated return with Starfire Holding Corporation (“Starfire”), the parent entity of an affiliated group of corporations controlled by the Company’s Chairman. In January 2004, the Company deconsolidated from Starfire and under a Tax Allocation Agreement, Starfire will reimburse the Company each year going forward for the excess of the Company’s actual income taxes over the income taxes the Company would have owed if net operating losses or other tax attributes used in prior periods by the Starfire affiliated group were still available to the Company. The Company’s net operating loss carryforward has been reduced by the amount used by Starfire in 2003 and 2004. No amount has been recorded for potential reimbursement from Starfire under the Tax Allocation Agreement.

16.	SHARE-BASED PAYMENTS

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

In June 2003, the Compensation Committee of XO Inc.’s Board of Directors approved the adoption of the 2003 Employee Retention and Incentive Plan, which is a component of the 2002 Stock Incentive Plan assumed by the Company. The Employee Retention and Incentive Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees based upon the attainment of certain performance goals. Pursuant to the Employee Retention and Incentive Plan the Company had outstanding fully vested options to purchase an aggregate of 83,390 shares of Company common stock at an exercise price of $5.84 per share, as of December 31, 2006 and 2005, respectively. No further grants under the Employee Retention and Incentive Plan are permitted.

In June 2003, XO Inc. adopted the 2003 Annual Bonus Plan (the “Bonus Plan”), which was assumed by the Company on February 28, 2006. The Bonus Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees who were ineligible to participate in the Employee Retention and Incentive Plan. The payment of bonuses and the issuance of options under the Bonus Plan were contingent upon the same performance targets as contained in the Employee Retention and Incentive Plan. As of December 31, 2006, the Company had outstanding options to purchase 19,057 shares of Company common stock under the Bonus Plan. No further grants under the Bonus Plan are permitted.

Adoption of SFAS 123(R)

In December 2004, the FASB issued Statement of Financial Account Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R)

focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

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

Stock-Based Compensation Expense

Net loss for the year ended December 31, 2006, includes $2.2 million of compensation cost related to stock-based compensation arrangements described above. This compensation cost did not have a significant impact to the Company’s net loss per common share for the year ended December 31, 2006.

Stock-Based Compensation Activity

A summary of stock option activity as of December 31, 2006, and changes during the year, is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at December 31, 2005	9,296,457	$5.06
Granted	1,817,500	5.10
Forfeited	(723,227)	5.44
Expired	(534,276)	5.18
Exercised	(68,250)	5.38

Outstanding at December 31, 2006	9,788,204	5.06	7.0 years	$—

Exercisable at December 31, 2006	6,988,598	5.03	6.4 years	$—

Expected to vest at December 31, 2006	2,466,453	$5.12	8.6 years	$—

The aggregate intrinsic value is calculated as the difference between the exercise price and market value of the underlying common stock as of December 31, 2006. However, no options were “in-the-money” as of December 31, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was not significant. The range of exercise prices for stock options outstanding as of December 31, 2006, 2005 and 2004 was between $4.80 and $7.05 per share for each respective period.

The weighted average grant-date per option fair value of options outstanding as of December 31, 2006, 2005 and 2004 was $2.58, $2.53 and $2.35, respectively.

As of December 31, 2006, there was approximately $4.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years. The cash received and the related income tax benefits from the exercise of share options for the years ended December 31, 2006, 2005 and 2004 were not significant for each respective year.

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

The total fair value of vested shares as of December 31, 2006 was $18.6 million. The Black-Scholes model uses the assumptions noted in the tables below to compute a fair value of each option grant. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price since emergence from Chapter 11 Bankruptcy in January 2003. The expected term was calculated based upon the simplified method for estimating expected terms as allowed under SEC Staff Accounting Bulletin (“SAB”) No. 107. The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future.

	Years Ended December 31,
	2006	2005	2004

Weighted average grant date price per share of Company stock	$4.56	$2.74	$5.44
Weighted average exercise price	$5.10	$5.00	$4.78
Range of expected volatility	63.89-65.26%	61.00%	61.00%
Range of risk free interest rate	4.48-5.04%	3.80%	3.14%
Dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	6.25	4.00	4.00

Prior Period Pro Forma Disclosures

Under the modified prospective method, the results for the year ended December 31, 2005 and 2004 presented herein were not restated to include stock compensation expense. The Company previously applied the recognition and measurement principles of APB 25 and provided the pro forma disclosures required by SFAS 123. Under this method, no compensation expense was recorded if stock options were granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the grant date. The following table summarizes the effect on net income and earnings per share if the Company had applied the fair value method of SFAS 123, prior to January 1, 2006 (dollars in thousands except for per share data):

	Years Ended December 31,
	2005	2004

Net loss applicable to common shares, as reported	$(159,208)	$(410,453)
Add: Stock-based employee compensation expense included in net loss applicable to common shares, as reported	147	406
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(5,973)	(7,966)

Pro forma net loss applicable to common shares	$(165,034)	$(418,013)

Net loss per common share, basic and diluted:
Net loss per common share, basic and diluted — as reported	$(0.88)	$(2.57)

Net loss per common share, basic and diluted — pro forma	$(0.91)	$(2.61)

17.	SUPPLEMENTAL DISCLOSURE

Cash flows

Supplemental disclosure of the Company’s cash flow information is as follows (dollars in thousands):

	December 31,
	2006	2005	2004

Non-cash financing and investing activities were as follows:
Stock issued for acquired businesses	$—	$—	$311,306
Assets and obligations acquired through capital leases	—	—	3,932
Accrued capital expenditures	28,696	4,030	1,080
Conversion of accrued interest to long-term debt	35,450	39,730	28,746
Cash paid for interest	$1,754	$4,104	$2,481

18.	SELECTED QUARTERLY DATA (Unaudited)

	Quarters Ended 2006
	March 31,	June 30,	September 30,	December 31,

Revenue	$349,690	$354,282	$352,334	$355,310
Cost of service (exclusive of depreciation and amortization)	154,380	153,089	141,840	147,718
Loss from operations	(37,989)	(30,458)	(16,570)	(27,134)
Net loss	(43,658)	(36,081)	(22,972)	(27,633)
Net loss applicable to common shares	(46,946)	(39,455)	(26,359)	(31,070)
Net loss per common share, basic and diluted	$(0.26)	$(0.22)	$(0.14)	$(0.17)

	Quarters Ended 2005
	March 31,	June 30,	September 30,	December 31,

Revenue	$361,504	$362,164	$358,672	$351,282
Cost of service (exclusive of depreciation and amortization)	147,922	138,024	147,009	154,949
Loss from operations	(36,477)	(24,729)	(23,318)	(41,870)
Net loss	(42,859)	(29,507)	(30,634)	(43,505)
Net loss applicable to common shares	(45,956)	(32,652)	(33,855)	(46,745)
Net loss per common share, basic and diluted	$(0.25)	$(0.18)	$(0.19)	$(0.26)

19.	RELATED PARTY TRANSACTIONS

Various entities controlled by the Company’s Chairman hold the following interests in the Company:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock

At December 31, 2005	Greater than 50%	Greater than 40%	Greater than 90%	95%
At December 31, 2006(1)	Greater than 50%	Greater than 40%	Greater than 90%	52%

(1)	According to Amendment No. 8 to the Schedule 13D of Cardiff Holding LLC (“Cardiff”), filed with the Securities and Exchange Commission on May 1, 2006, on April 28, 2006, Cardiff, an entity affiliated with the Company’s Chairman, sold in a private sale to qualified institutional buyers an aggregate of 1,725,000 shares of the Company’s 6% Class A Convertible Preferred Stock (the “Preferred Stock”).

As a result of his ownership of a majority of the Company’s common stock, the Company’s Chairman can elect all of the Company’s directors. Currently, three employees of entities controlled by the Company’s Chairman are members on the Company’s Board of Directors and many of its committees. Under applicable law and the Company’s Certificate of Incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including, without limitation, mergers, acquisitions, the sale of substantially all the Company’s assets, and amendments to the Company’s Certificate of Incorporation and by-laws.

The Company’s Chairman, through Cardiff, has the right to require the Company to register under the Securities Act of 1933, as amended, shares of the Company’s common stock and Preferred Stock held by Cardiff and to include shares of the Company’s common stock and Preferred Stock held by Cardiff in certain registration statements filed by the Company from time to time.

The Company provides certain telecommunications services to companies affiliated with the Chairman. The total revenue recognized on such services for the years ended December 31, 2006, 2005 and 2004 was $3.2 million, $3.3 million, and $2.0 million, respectively. Amounts receivable in respect to such services from affiliates related to the Chairman as of December 31, 2006 were approximately $0.2 million. Amounts receivable in respect to such services from affiliates related to the Chairman as of December 31, 2005 were not deemed to be significant.

During the years ended December 31, 2006, 2005 and 2004, the Company purchased approximately $0.5 million, $1.0 million and $0.6 million, respectively, in services from companies affiliated with the Chairman.

During the years ended December 31, 2006, 2005 and 2004, the Company purchased approximately $2.9 million, $1.1 million and $1.0 million, respectively, in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO Holdings director, is the brother of Mr. Michael Dell, the Chairman of Dell Computers, Inc.

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

Future minimum lease commitments required under noncancelable operating leases and contractual obligations are as follows (dollars in thousands):

		Other Long-Term
	Operating Lease	Contractual
Years Ending December 31,	Obligations	Obligations

2007	$67,803	$105,486
2008	57,630	94,201
2009	49,717	68,492
2010	43,015	45,994
2011	33,649	39,571
Thereafter	99,103	106,401

Total minimum commitments	$350,917	$460,145

Rent expense for cancelable and noncancelable leases totaled approximately $66.1 million, $77.3 million, and $57.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. The minimum lease payments noted above have not been reduced for sublease income, which totaled approximately $2.6 million, $1.3 million, and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Capital Leases

The cost of network assets under capital leases as of December 31, 2006 and 2005 was approximately $8.3 million, respectively. This cost is included within the telecommunications networks component of property and equipment. Depreciation expense on these leased assets for the years ended December 31, 2006, 2005 and 2004 was $1.1 million, $1.2 million and $0.4 million, respectively and is included as a component of depreciation expense. Future minimum lease payments under capital lease obligations as of December 31, 2006 are as follows (dollars in thousands):

Capital Lease
Years Ending December 31,	Obligations

2007	$3,854
2008	2,398
2009	1,770
2010	1,419
2011	1,419
Thereafter	11,071

Total minimum capital lease payments	$21,931

Less: imputed interest	7,426
Less: current portion of capital lease obligations	2,695

Long-term portion of capital lease obligation	$11,810

Other Commitments

In February 2006 the Company entered into an agreement to purchase certain telecommunications equipment. The agreement requires total payments of $10 million to be paid in 6 installments beginning in March 2006 and ending in April 2007. At December 31, 2006, the commitment outstanding under this agreement was $5.0 million.

Employee Savings and Retirement Plan

At December 31, 2006, the Company has a defined contribution plan, generally covering all full time employees in the United States. The Company provides a match to all eligible employees based on certain plan provisions and the discretion of the Board of Directors. The Company makes a 50% matching contribution up to 5% of the participant’s compensation. Company contributions net of forfeitures were $4.5 million, $4.0 million and $2.3 million during 2006, 2005 and 2004, respectively.

Indemnification

From time to time, the Company agrees in the ordinary course of business to provide certain customers with indemnification related to losses caused by the Company with respect to intellectual property infringement or other claims arising from the use of its products or services. Except as otherwise discussed herein, the Company is not aware of any indemnification obligations related to intellectual property infringement or other claims arising from the use of its products or services.

Legal Proceedings

The Company is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort, and employment matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.

Allegiance Telecom Liquidating Trust Litigation

As previously disclosed by the Company in its periodic reports filed with the SEC, in August 2004, XO filed an administrative claim against Allegiance Telecom, Inc. in the United States Bankruptcy Court, Southern District of New York, as part of the Allegiance Chapter 11 proceedings. XO has demanded that the Allegiance Telecom Liquidating Trust (“ATLT”) pay to XO approximately $50 million based on various claims arising from XO’s acquisition of Allegiance in 2004. ATLT filed a counterclaim against XO claiming damages in the amount of approximately $100 million, later reduced to approximately $27.8 million. The Bankruptcy Court hearing was concluded on May 5, 2005.

On February 2, 2007, the Bankruptcy Court entered a corrected order (the “Order”) regarding the claims of the parties pursuant to which, among other things, the Bankruptcy Court referred XO and ATLT to an accounting referee (the “Referee”) to resolve the parties’ dispute regarding the correct computation of the working capital purchase price adjustment. XO and ATLT are currently engaged in discussions to select the Referee. In its Order, the Bankruptcy Court ruled, among other things, as follows: (a) with respect to ATLT’s reimbursement claim of approximately $20 million reimbursement claim, XO must pay to ATLT damages in the minimum amount of approximately $8.0 million, subject to an upward adjustment of up to an additional amount of approximately $2.0 million pending resolution of the dispute regarding the “true-up” of certain disputed liabilities (the “Disputed Liabilities True-Up”) by the Referee, together with interest accruing at the New York statutory rate of 9% per annum (the “New York Rate”); (b) XO must pay to ATLT the amount of approximately $0.5 million, together with interest accruing at the New York Rate, which amount represents cash received by XO after the Closing, provided there is a corresponding reduction in accounts receivable included in the Acquired Assets; and (c) XO shall immediately pay or deliver to ATLT certain checks in the approximate aggregate amount of $0.6 million issued by the U.S. Internal Revenue Service (the “IRS”) on account of tax refunds owed to Allegiance, together with interest accruing at the New York Rate. In addition, the Bankruptcy Court also ruled, among other things, as follows in its Order: (x) with respect to the Disputed Liabilities True-up dispute, ATLT shall pay to XO the amount of approximately $2.8 million, together with interest accruing at the New York Rate, which amount may be increased by the Referee; (y) XO is fully subrogated to the holders of approximately $1.7 million of Allegiance liabilities that XO caused to be honored after the Closing; and (z) to the extent not satisfied, ATLT shall pay to XO its tax reimbursement obligations, together with interest accruing at the New York Rate. XO intends to appeal the Order or certain rulings reflected in the Order decided against it when appropriate.

Litigation Relating to the Wireline Sale

On December 29, 2005, a stockholder, R2 Investments, LDC (“R2”), alleged that it was the beneficial holder of approximately 8% of the Company’s outstanding common stock, and served the Company with a complaint in a lawsuit filed in the Delaware Court of Chancery, R2 Investments v. Carl C. Icahn, et al.(C.A. No. 1862-N). The complaint (the “Original Complaint”) named as defendants the Company, its directors and certain affiliates of Mr. Carl Icahn, Chairman of the Company’s Board of Directors and, majority stockholder of both the Company and Elk Associates LLC (the “Buyer”). The Original Complaint alleged, among other things, that Mr. Icahn and an entity alleged to be controlled by him breached their fiduciary duties of care, good faith and loyalty in connection with the Equity Purchase Agreement, dated as of November 4, 2005 (the “Purchase Agreement”) providing for the sale (the “Equity Sale”) of the Company’s national wireline telecommunications business to Buyer and a related Stockholder Voting Agreement (the “Stockholder Voting Agreement”). The Original Complaint alleged that the Company and the director defendants acted in concert and conspired with Mr. Icahn and the entity that he allegedly controls in violation of their fiduciary duties, and that the director defendants violated their fiduciary duties in connection with the Purchase Agreement by failing to obtain the greatest value for all shareholders. The Original Complaint sought equitable relief including, among other things, an injunction against consummation of the Equity Sale and rescission, to the extent implemented, of the Purchase Agreement, the Stockholder Voting Agreement and the Equity Sale.

On January 5, 2006, the plaintiff moved for a preliminary injunction and expedited discovery. Similar complaints challenging the Purchase Agreement were filed in the same court by the Allegiance Telecom Liquidating Trust (Allegiance Telecom Liquidating Trust, as successor in interest to the rights of Allegiance Telecom Inc., and its direct and indirect subsidiaries v. Carl C. Icahn, et al. (C.A. No. 1877-N)) and an alleged shareholder, Mr. Donald Hillenmeyer (Donald J. Hillenmeyer, Jr. v. Carl C. Icahn, et al. (C.A. No. 1880-N)) on January 9, 2006 and January 11, 2006, respectively.

On March 31, 2006, XO announced that it had reached an agreement with the Buyer to mutually terminate the Purchase Agreement. On June 29, 2006, the plaintiffs filed under seal a consolidated amended complaint (the “Amended Complaint”) in the Delaware Court of Chancery. The Amended Complaint reasserts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction and seeks, on behalf of the Company, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under the Company’s senior secured credit agreement and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits. Discovery is ongoing in this matter and XO is continuing its assessment of these allegations. An estimate of related expenses to the Company is unknown at this time.

On February 27, 2007, the Court dismissed the ATLT with prejudice from this case based on the ATLT’s sale of its XO Common Stock.

Houlihan Lokey Howard and Zukin Capital LLC

On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for just over $19,000,000 represents HLHZ’s claim for advising XO in its financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and the Company objected to the fee claim on the grounds that, inter alia, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4,400,000, credited XO for $2,000,000, which XO had previously paid, and ordered XO to pay the difference to HLHZ. XO paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. The Appeal is pending.

Level 3

On March 28, 2005, Level 3 sent XO “formal notice” that as a result of statements made in its 2004 10-K filing, wherein XO said that it is considering among other options, lighting its dark fiber in the United States to create wavelengths capacity, XO was in material breach of its contractual obligations to Level 3, in reference to the First Amendment to Workout Agreement, Section 2. The Workout Agreement is dated October 30, 2001 and the First Amendment to Workout Agreement is dated February 11, 2003. On May 5, 2006, XO filed a complaint in the Delaware Chancery Court requesting a declaratory judgment regarding XO’s rights under the various agreements between the parties. On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XO, that XO had breached its agreements with Level 3. The counterclaim requested that the court award Level 3 unspecified damages. On July 11, 2006, XO filed an amended compliant clarifying its claim. Both parties have since filed for summary judgment. Trial is scheduled for August of 2007 in this matter. An estimate of potential loss, if any, is unknown at this time.

Verizon Indemnification Notice

On or about October 12, 2005, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement between XO Interactive, a wholly-owned subsidiary of the Company (“XOI”) and VSSI/Verizon (“Verizon”), Verizon notified XOI that Verizon and its subsidiaries, among others, had been sued by Aerotel, Ltd. for breach of contract and declaratory judgment in the United States Court for the Southern District of New York on

January 7, 2005. (Aerotel, LTD v Verizon Company et al (C.A. 05 CV 0120 (TPG))). The suit relates to certain prepaid calling card services, and Aerotel’s claim that Verizon’s provision of those services are covered by an Aerotel patent, and unless licensed, infringe that patent; that Verizon obtained a license under the patent from Aerotel; but that Verizon has defaulted in payment of licensing royalties. The Company has not acknowledged any such infringement, or liability either to Verizon or Aerotel, but is cooperating both with Verizon, with respect to the indemnity provisions, and Aerotel, with respect to its subpoena to XOI for information and documents. An estimate of potential loss, if any, is unknown at this time.

Verizon Indemnification Notice II

On or about June 20, 2006, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement between XOI and VSSI/Verizon (“Verizon”), Verizon notified the Company that Verizon and its subsidiaries, among others, had been sued by TGIP, Inc. for patent infringement in the United States Court for the Eastern District of Texas on or about March 17, 2006 (TGIP, Inc. v AT&T Corp, Verizon Communications et al (C.A. 2:06-CV-105 (LED)). Although Verizon has made no formal demand for indemnification, the Company intends to cooperate with Verizon pursuant to its obligations under the Agreement. An estimate of potential loss, if any, is unknown at this time.

XO Holdings, Inc et al. (XO) v. AT&T Corp. et al. (AT&T).

On March 28, 2006, XO filed suit against AT&T in the United States District Court for the District of New Jersey alleging that AT&T failed to pay legally required charges for its use of XO’s local network facilities to receive and complete long distance calls. In that suit XO claimed that AT&T breached federal and state tariffs; in the alternative, breached its contract with XO to pay XO interstate and intrastate switched access services; was unjustly enriched in that it accepted and retained the benefits of XO’s call termination services without providing to XO legally required compensation; engaged in unfair and deceptive trade practices; and committed fraud. XO requested that the court award it treble damages, punitive damages, restitution, costs and attorney’s fees, and an injunction; and indemnification. On May 12, 2006, AT&T filed a counterclaim alleging that XO had unjustly, unreasonably, and discriminatorily retroactively imposed access charges in violation of 47 U.S.C. Sections 201 and 202 and state law. AT&T requested unspecified damages, restitution, costs, and attorney’s fees as well as injunctive relief. The parties have reached a settlement which will not result in a material impact to the Company’s financial position or results of operations.

21.	RESTRUCTURING CHARGE

During 2003, the Company recorded restructuring charges from the reduction of its work force and estimated losses associated with restructured leases.

As of December 31, 2006, the remaining restructuring accrual was $31.0 million, of which $10.7 million is classified as a current liability. The restructuring accrual decreased from $37.3 million as of December 31, 2005, primarily due to payments associated with exited leased facilities.

The following table is a reconciliation of the beginning and ending restructuring accrual:

Balance as of January 1, 2004	$59,976
Estimate revisions	(3,442)
Accretion	4,078
Usage	(16,956)

Balance as of December 31, 2004	$43,656

Estimate revisions	2,883
Accretion	3,978
Usage	(13,178)

Balance as of December 31, 2005	$37,339

Estimate revisions	2,295
Accretion	4,084
Usage	(12,678)

Balance as of December 31, 2006	$31,040

22.	SUBSEQUENT EVENT

On February 28, 2007, the Company entered into a new ten year, $31.3 million lease for approximately 105,000 square feet of administrative space which the Company will use as its new corporate headquarters. The Company plans to complete the relocation of its headquarters and to occupy the new office space on or about October 31, 2007.

XO Holdings, Inc.

Schedule II — Consolidated Valuation and Qualifying Accounts
For The Years Ended December 31, 2006, 2005 and 2004

		Reorganization	Additions/
		Adjustments/	Reductions
	Beginning	Purchase	charged		Ending
(Dollars in thousands)	Balance	Accounting	to expense	Reductions	Balance

Allowance for doubtful accounts
2004	$32,986	$—	$34,898	$(28,903)	$38,981
2005	38,981	—	33,502	(36,422)	36,061
2006	$36,061	$—	$32,608	$(51,915)	$16,754

Deferred tax asset valuation allowance
2004	$976,960	$199,630	$158,304	$(77,073)	$1,257,821
2005	1,257,821	—	46,267	(197,402)	1,106,686
2006	$1,106,686	$—	$52,690	$(38,809)	1,120,567

S-1