Form 10-K/A
period 2006-12-31
XO HOLDINGS INC
filed 2007-04-30
CIK 1111634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends certain portions of the Annual Report on Form 10-K of XO Holdings, Inc. for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC” or “Commission”) on March 16, 2007 (the “Original Filing”). We have amended Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Part III Items 10 – 14. Item 5 was amended to incorporate a stock performance graph in accordance with Item 201(e) of Regulation S-K. Part III items were added to the Amendment because our Original Filing had the items incorporated by reference to portions of our definitive proxy statement which will not be filed with the SEC by April 30, 2007. This Amendment contains only the sections of the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing (except where noted in the Amendment), and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our other filings, if any, made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

i

TABLE OF CONTENTS

Page
Explanatory Note	i

PART II
5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	1

PART III
10. Directors, Executive Officers and Corporate Governance	3
11. Executive Compensation	9
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
13. Certain Relationships and Related Transactions, Director Independence	22
14. Principal Accounting Fees and Services	23

PART IV
15. Exhibits, Financial Statement Schedules	25
Signatures	26
EX-31.1
EX-31.2
EX-32.1

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is quoted on the OTCBB under the symbol “XOHO.OB.” The following table sets forth the low and high sale price of the Company’s common stock, based on the last daily sale, in each of its last eight fiscal quarters.

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
STOCK PERFORMANCE GRAPH
PRE-BANKRUPTCY REORGANIZATION XO COMMUNICATIONS, INC.
(December 31, 2000 – November 30, 2001)

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
PERFORMANCE GRAPH
(December 31, 2002 – December 29, 2006)
     Beginning on January 15, 2003 and until the consummation of the Restructuring Merger, XO Inc.’s common stock traded on the NASDAQ Over the Counter Bulletin Board. As of March 2, 2006, XO Holdings common stock began trading on the NASDAQ Over the Counter Bulletin Board under the symbol “XOHO.OB”.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     Below is a table that sets forth the names, ages, and position with XO Holdings of each of the current directors. In addition, below the table is additional biographical information with respect to each of the directors. There are no family relationships among any of the directors or executive officers of XO Holdings, and none of the directors is a member or partner of any investment bank or law firm that provided services to XO Holdings since its formation on October 25, 2005 nor its predecessor, XO Inc., since January 1, 2004. None of the directors, executive officers, any of their family members, entities in which they are executive officers, partners or ten percent (10%) beneficial owners, or trusts or estates in which they have beneficial interests, were indebted to the Company this past fiscal year.

Name	Age	Position
Carl C. Icahn(1)	71	Chairman of the Board of Directors

Carl J. Grivner	53	Chief Executive Officer, President and Director

Adam Dell(2)(4)	37	Director

Vincent J. Intrieri(3)	50	Director

Peter K. Shea	56	Director

Keith Meister(1)(3)	34	Director

Robert Knauss(1)(2)(4)	76	Director

Fredrik Gradin(2)(4)	45	Director

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Special Committee
     Carl C. Icahn. Upon consummation of the Restructuring Merger in February 2006, Mr. Icahn became the Chairman of the Board and a director of XO Holdings. From January 2003 until February 2006, Mr. Icahn served as Chairman of the Board and a director of XO Inc. Mr. Icahn has served as Chairman of the Board and a director of Starfire Holding Corporation, a privately-held holding company, and Chairman of the Board and a director of various subsidiaries of Starfire, since 1984. Through his entities CCI Onshore Corp. and CCI Offshore Corp., Mr. Icahn manages private investment funds, including Icahn Partners LP and Icahn Partners Master Fund LP. Since February 2005, Mr. Icahn has served as a director of CCI Onshore Corp. and CCI Offshore Corp., which are in the business of managing private investment funds, and from September 2004 to February 2005, Mr. Icahn served as the sole member of their predecessors, CCI Onshore LLC and CCI Offshore LLC, respectively. Mr. Icahn was also Chairman of the Board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Since 1994, Mr. Icahn has been the principal beneficial stockholder of American Railcar Industries, Inc., a publicly traded company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, and has served as Chairman of the Board and as a director of American Railcar Industries, Inc. since 1994. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership, a majority of the depositary units of which are held by Mr. Icahn (“AREP”). AREP is a diversified holding company engaged in a variety of businesses, including gaming, real estate and home fashion, as well as investments in equity and debt securities. From October 1998 through May 2004, Mr. Icahn was the President and a director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino. Mr. Icahn has served as a director of Cadus Corporation, a publicly traded company engaged in the ownership and licensing of yeast-based drug discovery technologies since July 1993. In May 2005, Mr. Icahn became a director of Blockbuster Inc., a publicly traded provider of in-home movie rental and game entertainment. In September 2006, Mr. Icahn became a director of ImClone Systems Incorporated, a publicly traded biopharmaceutical company, and since October 2006 has been the Chairman of the Board of ImClone Systems. Mr. Icahn received his B.A. from Princeton University.

     Carl J. Grivner. Mr. Grivner has served as Chief Executive Officer and President of XO Holdings and XO LLC and a director of XO Holdings since their respective formation on October 25, 2005. Mr. Grivner has also served as a member of the Managing Board of XO LLC since the Restructuring Merger. From May 2003 until the consummation of the Restructuring Merger, he served as Chief Executive Officer, President and a director XO Inc. From May 1, 2003 to May 15, 2003, he served as a member of the Office of the Chairman of the Board of XO Inc. From February 2002 to April 2003, Mr. Grivner was Chief Operating Officer of Global Crossing, Ltd. From June 2000 to February 2002, he was Executive Vice President, Operations of Global Crossing. On January 28, 2002, Global Crossing and certain of its subsidiaries filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. From July 1999 to April 2000, Mr. Grivner was Chief Executive Officer of Worldport Communications, Inc. From July 1998 to July 1999, he was Chief Executive Officer, Western Hemisphere of Cable & Wireless plc. Mr. Grivner received a B.A. from Lycoming College and served in the United States Marine Corps from 1975 to 1978.
     Adam Dell. Mr. Dell has been a member of XO Holdings’ Board of Directors since the consummation of the Restructuring Merger in February 2006 and, from January 2003 until such time, was a member of XO Inc.’s Board of Directors. Since January 2000, he has served as the Managing General Partner of Impact Venture Partners, a venture capital firm focused on information technology investments. From October 1998 to January 2000, Mr. Dell was a Senior Associate and subsequently a Partner with Crosspoint Venture Partners in Northern California. From July 1997 to August 1998, he was a Senior Associate with Enterprise Partners in Southern California. From January 1996 to June 1997 Mr. Dell was associated with the law firm of Winstead Sechrest & Minick, in Austin, Texas, where he practiced corporate law. Mr. Dell currently serves on the board of directors of the Santa Fe Institute, MessageOne and OpenTable. He also teaches a course at the Columbia Business School on business, technology and innovation and is a contributing columnist to the technology publication, Business 2.0. Mr. Dell received a J.D. from University of Texas and a B.A. from Tulane University.
     Vincent J. Intrieri. Mr. Intrieri has served as a director of XO Holdings since the consummation of the Restructuring Merger in February 2006. Prior to that, he had served as a director of XO Inc. since January 2003. Since July 2006, Vincent Intrieri has been a director of American Property Investors, Inc., which is the general partner of American Real Estate Partners, L.P. (“AREP”). AREP, a majority of the depositary units of which are held by Carl C. Icahn, is a diversified holding company engaged in a variety of businesses, including gaming, real estate and home fashion, as well as investments in equity and debt securities. Since November 2004, Mr. Intrieri has been a Managing Director of Icahn Partners LP and Icahn Partners Master Fund LP, private investment funds controlled by Mr. Icahn. Since January 1, 2005, Mr. Intrieri has been Senior Managing Director of Icahn Associates Corp. and High River Limited Partnership. From March 2003 to December 2004, Mr. Intrieri was a Managing Director of High River Limited Partnership and from 1998 to March 2003 served as portfolio manager for Icahn Associates Corp. Each of Icahn Associates Corp. and High River Limited Partnership is owned and controlled by Mr. Icahn and is primarily engaged in the business of holding and investing in securities. Since April 2005, Mr. Intrieri has been the President and Chief Executive Officer of Philip Services Corporation, a metal recycling and industrial services company affiliated with Mr. Icahn. Since August 2005, Mr. Intrieri has served as a director of American Railcar Industries, Inc. (“ARI”), a publicly owned company of which Mr. Icahn is a principal beneficial stockholder that is primarily engaged in the business of manufacturing covered hopper and tank railcars. From March 2005 to December 2005, Mr. Intrieri was a Senior Vice President, the Treasurer and the Secretary of ARI. Since April 2003, Mr. Intrieri has been Chairman of the Board of Directors and a director of Viskase Companies, Inc., a publicly owned producer of cellulosic and plastic casings used in preparing and packaging processed meat products, in which Mr. Icahn has an interest through the ownership of securities. Since November 2006, Mr. Intrieri has been a director of Lear Corporation, a publicly owned supplier of automotive interior systems and components, in which Mr. Icahn has an interest through the ownership of securities. Since December 2006, Mr. Intrieri has been a director of National Energy Group, Inc., a publicly owned company engaged in the business of managing the exploration, production and operations of natural gas and oil properties, a majority of the common stock of which is held by AREP. From 1995 to 1998, Mr. Intrieri served as portfolio manager for distressed investments with Elliott Associates L.P., a New York investment fund. Prior to 1995, Mr. Intrieri was a partner at the Arthur Andersen accounting firm. Mr. Intrieri is a certified public accountant. Mr. Intrieri received a BS in Accounting from The Pennsylvania State University.
     Peter K. Shea. Mr. Shea has been a member of XO Holdings’ Board of Directors since December 2006. Since December 1 2006 he has been head of portfolio company operations at American Real Estate Holdings Limited Partnership, an entity controlled by Mr. Icahn, and since December 27, 2006, president of American Property Investors, Inc., which is the general partner of American Real Estate Partners, L.P., a public limited partnership controlled by Mr. Icahn that invests in real estate and holds various other interests, including the interests in its subsidiaries that are engaged, among other things, in the casino entertainment business and the textile business. Since December 21, 2006, Mr. Shea has also served as a director of American Railcar Industries, Inc., a publicly traded company of which Mr. Icahn is the principal beneficial stockholder and Chairman of the Board of Directors that is primarily engaged in the business of manufacturing covered hopper and tank railcars, and since December 20, 2006, as a director of WestPoint International Inc., a subsidiary of American Real Estate Partners, L.P., engaged in the home textile business. Since November 2006, Mr. Shea has been a director of Viskase Companies, Inc., a publicly owned producer of cellulose and plastic casings used in preparing and packaging meat products, in which Mr. Icahn has a controlling interest through the ownership of securities. From 2002 to November 2006, Mr. Shea was an independent consultant to various companies and an advisor to private equity firms. From 1997 to 2001 he was a Managing Director of H.J. Heinz Company in Europe, a manufacturer and marketer of a broad line of food products across the globe. Mr. Shea has an MBA from the University of Southern California and a BBA from Iona College.

     Keith Meister. Mr. Meister has been a director of XO Holdings since the consummation of the Restructuring Merger in February 2006. Prior to that, he had served as a director of XO Inc. since January 2003. Since March 2006, Mr. Meister has served as Principal Executive Officer and Vice Chairman of the Board of American Property Investors, Inc. (“API”), the general partner of American Real Estate Partners, L.P. (“AREP”). Mr. Meister served as President of API from August 2003 until July 2005 and as Chief Executive Officer of API from August 2003 until March 2006. AREP, a majority of the depositary units of which are held by Carl C. Icahn, is a diversified holding company engaged in a variety of businesses, including gaming, real estate and home fashion, as well as investments in equity and debt securities. Mr. Meister also serves as a director and/or officer of various direct and indirect subsidiaries of AREP. Mr. Meister is also a Managing Director of Icahn Partners LP and Icahn Partners Master Fund LP, which are private investment funds controlled by Mr. Icahn. He also serves on the Boards of Directors of the following companies: American Railcar Industries, Inc., a company primarily engaged in the business of manufacturing covered hopper and tank railcars that is majority-owned by various entities controlled by Mr. Icahn; and BKF Capital Group, Inc., an investment management firm in which Mr. Icahn is a stockholder. In addition, Mr. Meister served as a director of ADVENTRX Pharmaceuticals, Inc., an AMEX-listed biopharmaceutical company, from August 2005 to October 2006. Mr. Meister received an A.B. in government, cum laude, from Harvard College in 1995.
     Robert Knauss. Mr. Knauss has been a member of XO Holdings’ Board of Directors since the consummation of the Restructuring Merger in February 2006 and, from August 2004 until such time, had served as a director of XO Inc. Mr. Knauss currently serves as an independent director on the boards of the NYSE-listed investment funds Equus II, Inc. and The Mexico Fund, Inc. He previously served as chairman of Philip Services Corporation from 1998 to 2000 and from 2002 to 2003 and as a director of Seitel Inc. from June 2002 to July 2004. Mr. Knauss also previously served as the dean of the University of Houston Law Center and Vanderbilt University Law School. Mr. Knauss holds a J.D. from University of Michigan and a B.A. from Harvard College.
     Fredrik Gradin. Mr. Gradin has been a member of XO Holdings’ Board of Directors since the consummation of the Restructuring Merger in February 2006. From August 2004 until the Restructuring Merger was completed, he served as a director of XO Inc. Mr. Gradin has been president and chief executive officer of Explorer Group Inc., an investment management company, since its inception in 1998. Prior to founding Explorer Group Inc., Mr. Gradin served as president of Spectron Energy, Inc., a leading energy brokerage company. Mr. Gradin holds a B.A. from Rice University.

Management
     Below is a table that sets forth the names, ages, and position of the executive officers of XO Holdings. In addition, below the table is additional biographical information with respect to each of the officers. There are no family relationships among any of the directors or executive officers of the Company.

Name	Age	Position
Carl J. Grivner	53	President and Chief Executive Officer
Wayne M. Rehberger	51	Executive Vice President & Chief Operating Officer
Gregory W. Freiberg	40	Chief Financial Officer and Senior Vice President
William Garrahan	49	Senior Vice President, Corporate Development
Heather Burnett Gold	53	Senior Vice President, External Affairs
Robert Geller	54	Chief Information Officer
Ronald E. Scott	57	Senior Vice President
Simone Wu	42	Senior Vice President, Secretary, General Counsel
Tom Cady	52	President, Business Services
Ernest Ortega	42	President, Carrier Sales
Terri L. Burke	46	Vice President, Human Resources
Robert Beran	47	Senior Vice President and Chief Executive Officer of Nextlink Wireless, Inc.
     Carl J. Grivner. Mr. Grivner is XO Holdings’ and XO LLC’s President and Chief Executive Officer and is a member of our Board. Mr. Grivner’s biographical information can be reviewed above under “Directors.”
     Wayne M. Rehberger. Mr. Rehberger has served as the Executive Vice President and Chief Operating Officer of XO Holdings and XO LLC since October 25, 2005 and, previously, of XO Inc. from April 2004 until the consummation of the Restructuring Merger in February 2006. Mr. Rehberger has also served as a member of the Managing Board of XO LLC since the consummation of the Restructuring Merger. From April 2003 to April 2004, Mr. Rehberger served as XO Inc.’s Executive Vice President and Chief Financial Officer. From December 2000 to April 2003, he was XO Inc.’s Senior Vice President and Chief Financial Officer. XO Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in June 17, 2002. From August 2000 to October 2000, Mr. Rehberger was XO Inc.’s Senior Vice President of Finance. From April 2000 to August 2000, he was Chief Financial Officer of Nettel Communications (“Nettel”). On September 28, 2000, Nettel filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Mr. Rehberger was employed by MCI Communications from 1986 to 2000. From April 1999 to March 2000, Mr. Rehberger was Senior Vice President of Finance at MCI WorldCom.
     Gregory W. Freiberg. Mr. Freiberg has served as the Senior Vice President and Chief Financial Officer of XO Holdings and XO LLC since April 24, 2006. Prior to this he served as Vice President of Finance and Controller of XO Holdings and XO LLC since October 2005, and prior to that served in the same capacity for XO Inc. since June 2005. Before joining XO Inc., Mr. Freiberg was Senior Vice President of Finance at Asia Netcom from March 2003 to March 2005, and also held the same title at Asia Global Crossing from February 2002 to March 2003, prior to its acquisition by China Netcom. From June 2001 to February 2002, Mr. Freiberg was Senior Vice President and Chief Financial Officer for all lines of business at Level 3 Communications. Prior to his employment with Level 3, Mr. Freiberg was Chief Financial Officer for MCI-WorldCom in the Asia Pacific region.
     William Garrahan. Mr. Garrahan has served as the Senior Vice President, Corporate Development and Strategy of XO Holdings and XO LLC since April 24, 2006. Prior to that he served as Acting Chief Financial Officer and Senior Vice President, Corporate Development and Strategic Planning of XO Holdings and XO LLC since October 25, 2005 and served in the same capacities for XO Inc. from April 2004 until the consummation of the Restructuring Merger in February 2006. Mr. Garrahan has also served as a member of the Managing Board of XO LLC since the consummation of the Restructuring Merger. From July 2001 to March 2004, Mr. Garrahan served as our Vice President, Corporate Development and Strategic Planning. From September 1996 to February 2001, he was a Senior Vice President with Lehman Brothers, in its equity research department.
     Heather Burnett Gold. Ms. Gold has served as the Senior Vice President of Government Relations of XO Holdings and XO LLC since October 25, 2005 and, previously, of XO Inc. from August 2004 until the consummation of the Restructuring Merger in February 2006. Prior to joining XO Inc., Ms. Gold co-founded the KDW Group in July, 2001 and worked there until August 2004. Prior to the KDW Group, Ms. Gold was vice president of industry affairs at Intermedia Communications, Inc. from August 1998 until June 2001.

     Robert Geller. Mr. Geller has served as Senior Vice President and Chief Information Officer of XO Holdings and XO LLC since October 25, 2005 and of XO Inc. from August 2002 until the consummation of the Restructuring Merger in February 2006. From January 2002 to August 2002, Mr. Geller served XO Inc. in the same capacity as a consultant.
     Ronald E. Scott. Mr. Scott has served as a Senior Vice President of XO Holdings and XO LLC and President of XO One, a wholly-owned subsidiary of XO Holdings, since October 25, 2005 and as a Senior Vice President of XO Inc. from September 1997 until the consummation of the Restructuring Merger in February 2006. Mr. Scott has also served as Group President of XO One, XO Interactive and XO Hosting since June 2004.
     Simone Wu. Ms. Wu has served as a Senior Vice President, the General Counsel and Secretary of XO Holdings and XO LLC since June 21, 2006 and prior to that served as a Vice President, the acting General Counsel and Secretary of the same companies since October 25, 2005. She served as a Vice President, the acting General Counsel and Secretary of XO Inc. from June 2005 until the consummation of the Restructuring Merger in February 2006. Prior to that Ms. Wu, who joined XO Inc. in October 2001 as Senior Corporate Counsel, was Vice President and Assistant General Counsel of XO Inc. from March 2004 until June 2005. Before that she was Vice President of Legal and Business Affairs at LightSource Telecom from January 2001 until October 2001.
     Tom Cady. Mr. Cady has served as President of XO Business Services since August 2006. Prior to this, Mr. Cady was the Senior Vice President of Sales and Marketing of Nextlink Wireless, Inc., the broadband wireless subsidiary of XO Holdings from May 2006 until July 2006. Prior to that, Mr. Cady was XO Inc.’s Chief Marketing Officer from April 2004 until December 2004. Prior to joining XO Inc., Mr. Cady was President and CEO of SOTAS from July 2002 until December 2003. Prior to this, Mr. Cady was President and Chief Operating Office and co-founder of BroadStreet Communications from March 2000 until April 2002. Before that, he was the Senior Vice President of marketing for Adelphia Communications from January 1998 until February 2000.
     Ernest Ortega. Mr. Ortega has served as President of Carrier Sales of XO Holdings and XO LLC since October 25, 2005 and of XO Inc. from January 2004 until the consummation of the Restructuring Merger in February 2006. Mr. Ortega started with XO Inc. in June 1999 and served as vice president of national accounts at XO Inc., from June 2000 until January 2004.
     Terri L. Burke. Ms. Burke has served as Vice President of Human Resources of XO Holdings and XO LLC since October 25, 2005 and of XO Inc. from April 2001 until the consummation of the Restructuring Merger in February 2006. Prior to that she was Executive Director of Human Resources of XO Inc. from April 2000 until April 2001.
     Robert E. Beran. Mr. Beran was appointed President and Chief Executive Office of Nextlink Wireless, Inc. and a Senior Vice President of XO Holdings in June 2006. Prior to joining Nextlink, Mr. Beran served as the Senior Vice President of Operations for First Avenue Networks, Inc. from April 2005 until May 2006. From September 2004 to April 2005, Mr. Beran served as a consultant to First Avenue Networks. Mr. Beran served as an advisor and consultant to multiple early stage technology companies through a company he co-founded, Momentum Technology Partners, LLC from 2002 to 2005.
Corporate Governance
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

     On March 15, 2007, the Audit Committee approved a waiver to the Company’s Code of Ethics in order to permit Mr. Wayne Rehberger, the Company’s Chief Operating Officer, to continue to serve as a member of the Board of Directors for Startec Global Communications (“Startec”). Mr. Rehberger has served on the Startec’s Board of Directors for approximately two years. He requested that he be permitted to continue in that capacity in response to an amendment to the Company’s Code of Ethics Policy that required all employees to obtain Audit Committee approval to serve on the board of any for profit company. The waiver was deemed necessary because the Company’s Code of Ethics Policy requires employees to avoid any conflict of interest and even the appearance of a conflict of interest. Mr. Rehberger’s service on the Startec board created a conflict of interest because both Startec and the Company provide telecommunication services to small businesses (albeit with significantly different target customer pools), both the Company and Startec provide a dial up internet access product, and Startec is a customer of the Company. The waiver was determined to be appropriate because the Company and Startec serve different contingencies and are not actual competitors in any significant manner. The approval for Mr. Rehberger to continue to serve on the Startec Board included specific conditions which would require Mr. Rehberger to recuse himself from any discussions or activities at Startec or at the Company that might potentially implicate the interests of the other party.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors and any holder of 10% or more of the outstanding shares of Company common stock file reports of beneficial ownership and changes in beneficial ownership of such stock with the Commission. To the knowledge of the Company, all Section 16(a) filing requirements applicable to the Company’s executive officers and directors and the holders of 10% or more of the outstanding Company common stock were complied with during the fiscal year ended December 31, 2006.
Audit Committee
     The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee oversees and monitors the Company’s financial reporting process on behalf of the Board. The Audit Committee, which consisted entirely of three independent directors, met eight times in fiscal year 2006. Messrs. Knauss, Dell and Gradin each individually meet the independence criteria prescribed by applicable law and the rules of the SEC for Audit Committee membership, and each is an “independent director” as defined in NASD Rule 4200(a)(15). Mr. Knauss was designated by the Board as the “audit committee financial expert” under applicable Securities and Exchange Commission rules.
     The Audit Committee completed its review and discussions with management regarding the Company’s audited financial statements for the year ended December 31, 2006. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented, and received from the independent accountants written disclosures and the letter regarding their independence required by Independence Standards Board Standard No. 1, as currently in effect, and discussed with the independent accountants their independence.
     Based on the review and discussions noted above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the Securities and Exchange Commission.
Director Nominations
     There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
     This compensation discussion and analysis explains the material elements of the compensation awarded to, earned by, or paid to each of our executive officers who served as our named executive officers during the last completed fiscal year.
Compensation Program Objectives and Philosophy
     The compensation committee of our board of directors is responsible for providing independent, objective oversight for XO Holdings’ executive compensation program. XO Holdings’ executive compensation program is designed to take into account competitive marketplace compensation for executive talent, internal equity, individual results, skills and experience.
     Our compensation committee intends to implement and maintain compensation plans that tie a portion of executives’ overall compensation to key strategic goals such as financial and operational performance, as measured by metrics such as revenue, EBITDA and cash. Our compensation committee reviews individual executives with a goal of setting compensation at levels the committee believes are comparable with those of executives at other companies of similar size and stage of growth, while taking into account our operational performance.
     The principal elements of our executive compensation program are base salary, annual cash bonus awards, long-term equity incentives in the form of stock options, other benefits and perquisites and post-termination severance for certain named executive officers upon change in control. Our other benefits and perquisites consist of life and health insurance benefits and a qualified 401(k) savings plan.
     We view these components of compensation as related but distinct. Although our compensation committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or offset compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance.
Determination of Compensation Awards
     Our compensation committee believes that market and industry peers represent appropriately broad benchmarks for setting overall compensation levels. An individual review is then conducted for our named executive officers in which we seek to obtain compensation data specific to the position. Our compensation committee also meets with members of our senior management to learn about our business operations and strategy, key performance metrics and target goals, and the labor and capital markets in which we compete. The compensation committee uses the results of these reviews as a factor in setting compensation targets for our executive officers.
     Our compensation committee meetings typically have included, for all or a portion of each meeting, not only the committee members but also our Chief Executive Officer and our Vice President of Human Resources, and when appropriate, our Chief Financial Officer and our General Counsel. For compensation decisions, including decisions regarding the grant of equity compensation, relating to executive officers other than our Chief Executive Officer, our compensation committee typically considers recommendations from our Chief Executive Officer.
Review of Base Compensation, Bonus and Equity Holdings
     Our compensation committee believes that it is important for us to offer competitive cash and equity compensation to our executives, commensurate with high levels of performance. In instances where an executive officer is uniquely key to our success, our compensation committee may provide compensation reflecting that individual contribution. Our compensation committee’s judgments with regard to market levels of base compensation and aggregate equity holdings were based on the collective experiences of the members of our compensation committee as well as a desire to allow executives to share in XO Holdings’ successes and failures by varying performance-based compensation from target levels based upon business and individual performance. Our compensation committee believes that our compensation structure reflects alignment between the long-term interests of executives and the interest of shareholders.
Base Compensation
     XO Holdings’ executive salary structure is based on broad salary bands. Individual salary reflects the executive’s scope of responsibility, competitive data relative to the market, experience, and individual performance. Base salary is a factor in determining the amount of awards under, and eligibility to participate in, our compensation programs.

Annual Cash Bonus Awards
     The XO Annual Cash Bonus is XO Holdings’ primary vehicle for recognizing Company, business unit, and individual performance for the past year. We believe that having an “at risk” element for all of our executives gives them a financial stake in the achievement of our business objectives, on an annual basis, and therefore motivates them to use their best efforts to ensure the achievement of those objectives. We believe that one year is a valuable measurement period that should be included in a compensation program because we measure and report our business accomplishments annually, as do our primary peers and other public companies. In 2006, our Annual Cash Bonus program used revenue, cash and EBITDA operational performance metrics. Performance against these metrics determined the funding level of the XO Annual Bonus Plan.
Equity Compensation
     Our primary long-term incentive compensation for executives is the 2002 Stock Incentive Plan. This program evaluates and rewards performance over longer periods than our annual incentive program. The Program generally provides grants to executives upon hire, when promoted, or for performance. The amount of the grant is based upon salary grade level, and in the case of performance grants, individual performance. It is our current practice under this program to set the option price at $5.00 or Fair Market Value, whichever is higher at the time of grant.
     In 2006, our compensation committee determined that our named executive officers had a sufficient equity stake in us, consisting of existing options, to align their interests with ours and our stockholders and consequently there were no grants in 2006 to our named executive officers other than the grants to Mr. Freiberg of non-qualified stock options to purchase 35,000 and 100,000 shares of our common stock at exercise prices of $5.00 and $5.30, respectively.
     Our stock options have a 10-year contractual exercise term. In general, the option grants are also subject to the following post-termination and change in control provisions:

Event	Award vesting	Exercise term
Termination by the Company for reason other than death, total and permanent disability or cause	Unvested options terminate immediately upon termination of employment	Vested options are exercisable for 3 months following cessation of employment, but in no event after the expiration date of such options

Total and permanent disability or death	Unvested options terminate immediately upon total and permanent disability or death	Vested options are exercisable for 12 months following cessation of employment, but in no event after the expiration date of such options

Termination for cause	Vested and unvested options immediately upon termination for cause	None

Termination by the Company without good cause or termination by certain executives for good reason within 1 year of a change in control	Immediate vesting of all unvested options	Vested options are exercisable for 3 months following cessation of employment, but in no event after the expiration date of such options
     These terms are more fully described below in “— Employment Agreements and Change of Control Arrangements.”
Executive Benefits and Perquisites
     In General. We provide the opportunity for our named executive officers and other executives to receive certain perquisites and general health and welfare benefits. We offer participation in our defined contribution 401(k) plan and match a portion of employee contributions under our plan.
Change in Control and Severance Benefits
     In General. We provide the opportunity for certain of our named executive officers to receive additional compensation or benefits under the severance and change in control provisions contained in their employment agreements. Our severance and change in control plan and additional agreements with Messrs. Grivner and Rehberger are summarized below in “— Employment Agreements and Change of Control Arrangements.” Our analysis indicates that our severance and change in control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings. We believe our arrangements are reasonable in light of the fact that severance benefits are limited to eighteen (18) months under the change in control severance plan and no increase in severance benefits would occur on a change in control except as set out in “— Employment Agreements and Change of Control Arrangements.”

Compensation Committee Report
     The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Amendment. This report is provided by the following directors who comprise the committee:
Vincent J. Intrieri, Chairman
Keith Meister
     Compensation Committee Interlocks and Insider Participation. From March 2005 to December 2006, Mr. Intrieri was a senior vice president, treasurer and secretary of ARI, a company of which Mr. Icahn is the chairman of the board and a director. From August 2003 to April 2005, Mr. Meister was the president, and in 2005 served as chief executive officer, of API, a company of which Mr. Icahn is the chairman of the board. Other than their respective positions with ARI and API, none of the members of the Compensation Committee is an employee of any entity for which an executive officer of the Company serves on the board of directors. (As Chairman of the Board of the Company, Mr. Icahn is an officer of the Company with such duties as may be assigned by the Board. Although no such duties have been assigned to date, other than service on committees of the Board, Mr. Icahn could be deemed to be an executive officer of the Company.) None of the members of the Compensation Committee is or was at any time in the past an officer of the Company. No member of the Compensation Committee has any relationship required to be disclosed under Item 404 of Regulation S-K.
Summary Compensation Table
     The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers during 2006.

				Non-Equity
				Incentive Plan	All Other	Total
	Salary	Bonus	Stock Awards	Compensation	Compensation	Compensation
Name and principal position	($)	($)	($)	($)	($)	($)
Carl J. Grivner	700,000	751,500	—	—	13,606	1,465,106
Chief Executive Officer (Principal Executive Officer)
Gregory Freiberg	210,769	124,000	—	—	5,500	340,269
Chief Financial Officer (Principal Financial Officer)
Wayne M. Rehberger	390,000	270,000	—	—	5,600	665,600
Chief Operating Officer
Robert Geller	275,000	165,000	—	—	5,600	445,600
Chief Information Officer
Heather Burnett Gold	245,000	165,000	—	—	5,500	415,500
Senior Vice President, External Affairs
2006 Grants of Plan-Based Awards
     The following table provides information with regard to potential cash bonuses paid or payable in 2006 under our performance-based, non-equity incentive plan, and with regard to each stock option granted to each named executive officer during 2006.

		Estimated future payouts	All other option
		under non-equity incentive	awards: number of	Exercise or
		plan awards	securities underlying	base price of	Grant date
		Target(1)	options	option awards	fair value of
Name	Grant date	($)	(#)	($/sh)	option awards
Carl J. Grivner	—	$700,000	—	—	—
Gregory	4/21/2006 (35,000) and			$5.00 (35,000)
Freiberg	5/7/2006 (100,000)	110,450	135,000	$5.30 (100,000)	$74,047
Wayne M. Rehberger	—	234,000	—	—	—
Robert Geller	—	151,250	—	—	—
Heather Burnett Gold	—	137,500	—	—	$—

(1)	In the table above, the “Target” column represents the amount payable if the specified corporate financial and individual target objectives were met in 2006. Target amounts are pro-rated based upon hire and promotion dates. The actual bonus amount earned by each named executive officer in 2006 is shown in the “Summary Compensation Table” above.

Employee Benefits Plans
2002 Stock Incentive Plan
          The 2002 Stock Incentive Plan is the only equity compensation arrangement currently maintained by XO Holdings and is designed to align long-term interests of executives with the interests of shareholders. It is the practice under this program to set option exercise prices at $5.00 per share or Fair Market Value per share, whichever is higher at the time of grant. The capability of XO Holdings to issue equity incentives will enhance our ability to reward highly qualified individuals as our officers, directors, and employees.
          The following table summarizes the Company’s equity compensation plan information as of December 31, 2006. The information below includes all equity compensation awards issued by the Company.

Number of
securities
	to be issued upon	Weighted
	exercise of	average
	outstanding options,	exercise price of	Remaining for future
	warrants and	outstanding	issuance under equity
Plan Category	rights(1)	options	compensation plans
Equity compensation plans approved by XO stockholders	9,788,204	$5.06	5,902,998

Equity compensation plans not approved by XO stockholders	—	—	—

TOTAL	9,788,204	$5.06	5,902,998

(1)	Includes options issued pursuant to two separate programs that the Company had adopted under the 2002 Stock Incentive Plan: the 2003 Employee Retention and Incentive Plan and the 2003 Annual Bonus Plan.
          As of March 31, 2007, a total of 5,973,349 shares of Company common stock remained available for new awards under the 2002 Stock Incentive Plan (not including shares subject to outstanding awards), and a total of 9,714,103 shares were subject to outstanding options (of which approximately 6,933,603 shares were fully vested and available for exercise as of such date).
          2002 Stock Incentive Plan Programs. In addition to grants of options approved by the Compensation Committee in accordance with customary hiring and promotion practices, the Compensation Committee and the Board have approved and adopted two programs pursuant to which options have been granted under the 2002 Stock Incentive Plan.
          2003 Employee Retention and Incentive Plan. In June 2003, the Compensation Committee approved the adoption of the 2003 Employee Retention and Incentive Plan, which we refer to as the Employee Retention and Incentive Plan. This plan replaced an existing retention plan, which we refer to as the Restructuring Retention Plan, and nearly all of the participants thereunder exchanged their rights to participate in the Restructuring Retention Plan for the right to participate in the Employee Retention and Incentive Plan. The Employee Retention and Incentive Plan provided for the payment of cash bonuses and the issuance of options to some of the Company’s employees based upon the attainment of certain performance goals. A registration statement covering the offer and sale of stock options and stock appreciation rights, or SARs, to be granted in conjunction with the Employee Retention and Incentive Plan for an aggregate award of 1,900,000 shares of Company common stock has been filed with the SEC. Pursuant to the Employee Retention and Incentive Plan, as of December 31, 2006, the Company had outstanding options to purchase an aggregate of 79,498 shares of Company common stock and 6,636 SARs, 50% of which were vested and exercisable on the date of grant, with the remaining 50% vesting ratably every month for twenty-four months following the month of grant. No further grants under the Employee Retention and Incentive Plan are permitted.
          2003 Annual Bonus Plan. In June 2003, XO Inc. adopted the 2003 Annual Bonus Plan, which we refer to as the Bonus Plan. The Bonus Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees who were ineligible to participate in the Employee Retention and Incentive Plan. The payment of bonuses and the issuance of options under the Bonus Plan was contingent upon the same performance targets as contained in the Employee Retention and Incentive Plan. As of December 31, 2006, the Company had outstanding options to purchase 19,057 shares of Company common stock under the Bonus Plan. The financial goals and the terms of the Bonus Plan were established by the Board. None of our officers or employees were eligible to participate in both the Employee Retention and Incentive Plan and the Bonus Plan. No further grants under the Bonus Plan are permitted.

Long-Term Incentive Plans and Pension Plans
          XO Holdings does not maintain any plan pursuant to which long term incentive awards are made. XO Holdings also does not maintain a pension plan.
Outstanding Equity Awards at December 31, 2006
          The following table summarizes the number of securities underlying outstanding 2002 Stock Incentive Plan awards for each named executive officer as of December 31, 2006.

	Options Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Carl Grivner	2,000,000	—	$4.80	4/25/2013	(1)
	14,292	4,765	$6.53	3/4/2014	(1)

Gregory Freiberg	8,750	26,250	$5.00	4/21/2016	(2)
	—	100,000	$5.30	5/7/2016	(2)

Wayne Rehberger	450,000	—	$5.00	1/16/2013	(1)
	11,452	—	$5.84	7/3/2013	(3)
	8,947	596	$5.84	3/4/2014	(4)
	100,000	100,000	$5.50	4/7/2014	(2)

Robert Geller	190,000	—	$5.00	1/16/2013	(1)
	5,268	—	$5.84	7/3/2013	(3)
	6,585	438	$5.84	3/4/2014	(4)
	50,000	50,000	$5.50	4/7/2014	(2)

Heather Burnett Gold	75,000	75,000	$5.00	8/19/2014	(2)

(1)	Vests 25% immediately on the date of grant, with the remaining 75% vesting ratably every year for 3 years.

(2)	Vests ratably every year for 4 years.

(3)	Vests 50% immediately on the date of grant, with the remaining 50% vesting ratably every month for 24 months.

(4)	Vests 25% immediately on the date of grant, with the remaining 75% vesting ratably every month for 36 months.

Option Exercises and Stock Vested in 2006
          The following table provides information regarding exercises of stock options held by each of our named executive officers during 2006.

Option awards
Number of
	shares	Value
	acquired on	realized on
	exercise	exercise
Name	(#)	($)
Carl Grivner	—	—
Gregory Freiberg	—	—
Wayne Rehberger	—	—
Robert Geller	—	—
Heather Burnett Gold	—	—
Employment Agreements and Change of Control Arrangements
          Executive Agreements. Carl J. Grivner and Wayne M. Rehberger each have an executive agreement with the Company under which Mr. Grivner and Mr. Rehberger may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment. The Company has established a change in control severance plan for certain covered executives, including Mr. Grivner, Mr. Rehberger, Senior Vice Presidents and Vice Presidents of the Company under which covered executives may receive severance compensation after resignation or termination of employment following a change in control of the Company.
          Under the executive agreement with Mr. Grivner, the Company is obligated to pay him an amount equal to his annual base salary, plus his target annual bonus, if a “change in control” occurs and he is terminated without “cause” or resigns for “good reason.” The amount the Company is obligated to pay is reduced by any cash severance benefit otherwise paid to Mr. Grivner under any applicable severance plan or other severance arrangement.
          Under the executive agreement with Mr. Rehberger, the Company is obligated to pay him an amount equal to his base salary, plus annual bonus and any benefits which he reasonably would have expected to receive during the six (6) months prior to the date of termination or resignation, if Mr. Rehberger is terminated without “cause” or resigns based on circumstances constituting “constructive termination.” Mr. Rehberger is also entitled to benefits under the Company’s change in control severance plan.
          Under the change in control severance plan, the Company is obligated to pay severance compensation to certain executives if, within twelve (12) months after the effective date of a “change in control” or prior to an anticipated “change in control,” such executive is terminated without “cause” or resigns for “good reason.” The severance compensation the Company is obligated to pay is an amount equal to a specified number of months multiplied by the sum of (i) the executive’s highest annual rate of base salary in effect within one (1) year prior to the “change in control” and (ii) the maximum annual target bonus in effect on the date of the “change in control” (subject to certain limitations). The multiplier is six (6) months for a Director, Sales and Non-Sales, twelve (12) months for a Vice President, Sales and Non-Sales and eighteen (18) months for a Senior Executive, Chief Operating Officer or Chief Executive Officer. The Company is also obligated to pay or provide the executive accrued but unpaid annual base salary through the date of termination or resignation, accrued unused vacation pay, continued medical coverage under COBRA and all other accrued or vested benefits.
          For purposes of Mr. Grivner’s executive agreement, “cause” means the executive’s
•	failure substantially to perform the executive’s duties (which remains uncured for thirty (30) days after receipt of written notice by the executive),

•	misconduct that is demonstrably and materially injurious to the Company, monetarily or otherwise, or

•	act or acts constituting a felony under the laws of the United States or any state thereof, or a misdemeanor involving moral turpitude.

          For purposes of Mr. Rehberger’s executive agreement, “cause” means the executive’s
•	failure to substantially perform the executive’s duties and functions, if such failure constitutes gross neglect or willful malfeasance,

•	fraud or embezzlement or other conduct that results in the executive being convicted of a felony from which all appeals have been exhausted,

•	intentional act in a manner which is materially detrimental or damaging to the Company’s reputation, business, operations or relations with its employees, suppliers or customers (which remains uncured after receipt of written notice by the executive),

•	chronic or habitual abuse of alcohol or prescription drugs or controlled substances, or

•	material breach of the executive agreement (which remains uncured for thirty (30) days after receipt of written notice by the executive).
          For purposes of the change in control severance plan, “cause” means the executive’s
•	willful and continued failure to perform all of the executive’s duties (which remains uncured thirty (30) days after receipt of written notice by the executive),

•	willful gross misconduct (including, without limitation, fraud or embezzlement) while employed by the Company, or

•	conviction of, or plea of guilty or nolo contendere to, a felony while employed by the Company.
          For purposes of the executive agreement with Mr. Grivner, “good reason” means
•	the assignment to the executive of any duties inconsistent with the executive’s status as a key management employee of the Company or a substantial adverse alteration in the nature or status of the executive’s responsibilities,

•	a reduction in the executive’s annual base salary or target annual bonus,

•	a geographic relocation of more than thirty-five (35) miles from the executive’s current principal location, or

•	a material reduction in the benefits and allotment of vacation days provided to the executive.
          For purposes of the executive agreement with Mr. Rehberger, “constructive termination” means
•	a reduction in the executive’s initial base salary or in the target annual bonus percentage,

•	a material change in the nature or extent of the executive’s title or responsibilities that is inconsistent with the executive’s intended position and status,

•	a geographic relocation of more than fifty (50) miles from the executive’s current principal location, or

•	a material breach by the Company of any provision of the executive agreement (which remains uncured for thirty (30) days after receipt of written notice by the Company).
          For purposes of the change in control severance plan, “good reason” means
•	a reduction in the executive’s title or the assignment of the executive to duties which result in a substantial diminution of the executive’s position, duties or responsibilities, excluding a temporary or occasional assignment by the Company made for reasons of business necessity and in the good faith judgment of the Company (which remains uncured for thirty (30) says after receipt of written notice by the Company),

•	any reduction of more than ten percent in the executive’s annual base salary or cash bonus percentage target,

•	a geographic relocation of more than fifty (50) miles from the executive’s current location,

•	any failure by the Company to obtain from any successors in interest to, or acquiror of, the Company a written agreement reasonably satisfactory to the executive to assume and perform the change in control severance plan, and

•	any violation of a material term of the change in control severance plan by the Company or the Company’s successors in interest.
          For purposes of the executive agreement with Mr. Grivner, a “change in control” means
•	any person becomes the beneficial owner, directly or indirectly, of the securities of the Company representing fifty percent (50%) or more of the combined voting power of the then outstanding securities of the Company, (other than those that own securities that represent more than ten percent (10%) of the Company’s voting power as of April 1, 2003),

•	the merger or consolidation with any other company (other than a merger or consolidation that would result in the Company’s shareholders immediately prior thereto continuing to hold more than sixty-five percent of the combined voting power of the voting securities of the Company), or

•	the Company’s complete liquidation or the sale or disposition by the Company of all or substantially all of the Company’s assets.
          For purposes of the executive agreement with Mr. Rehberger, a “change of control” means
•	a merger, consolidation or reorganization of the Company with or into another company resulting in the holders of the Company’s voting securities immediately prior to such transaction holding less than a majority of the voting power of the surviving entity,

•	a sale or transfer of all or substantially all of the Company’s assets to any other company resulting in the holders of the Company’s voting securities immediately prior to such transaction holding less than a majority of the voting power of the surviving entity, or

•	a report is filed on Schedule 13D or Schedule 14D-1 disclosing that any person other than Craig O. McCaw and his affiliates have become the beneficial owner of securities representing fifty percent (50%) or more of the voting securities of the Company.
          For purposes of the change in control severance plan, a “change in control” means
•	the closing of a sale or conveyance of assets of the Company representing fifty percent (50%) or more of the total book value of the consolidated total assets of the Company, exclusive of cash and marketable securities, or to which fifty percent (50%) or more of the consolidated total annual revenues of the Company from operations are attributable,

•	any merger, liquidation, business combination or consolidation transaction in which shares of the Company’s common stock are converted into the right to receive cash and/or securities of an acquiring person or any other entity or issuer,

•	the effective time of any merger, share exchange, consolidation or other reorganization or business combination of the Company if the holders of the voting capital stock of the company do not hold a majority of the outstanding voting securities of the surviving entity,

•	any other transaction or series of related transactions having an economic effect substantially equivalent to any of the foregoing; provided, however, that any transaction entered into solely among the Company and other affiliates of Mr. Icahn shall not be deemed a change in control.

     The amount of compensation payable to each named executive officer upon a change of control and termination is shown below. All estimates are based on an assumed termination date of December 31, 2006. The actual payments due on a change of control and termination occurring on different dates could materially differ from the estimates in the table.
Termination by XO Holdings without Cause;
Termination by Executive for Good Reason or Constructive Termination;
(Following a Change of Control)

	Severance Amount	Other
Name	(1)	(2)	Total
Carl J. Grivner	$2,100,000	$80,769	$2,180,769
Gregory Freiberg	$534,750	$18,734	$553,484
Wayne M. Rehberger	$936,000	$45,000	$981,000
Robert Geller	$639,375	$28,227	$667,602
Heather Burnett Gold	$581,250	$22,115	$603,365

(1)   For Messrs. Grivner, Freiberg, Rehberger and Geller and Ms. Gold, represents 100% of the highest annual rate of base salary in effect within 1 year prior to the change of control and the maximum annual target bonus in effect on the date of the change in control, multiplied by 18 months.
(2)  Represents accrued but unpaid annual base salary earned by the executive through the date of termination or resignation, accrued unused vacation pay earned by the executive and all other accrued or vested benefits in accordance with the applicable benefit plan.

Director Compensation for 2006
          The following table summarizes compensation that our directors (other than directors who are named executive officers) earned during 2006 for services as members of our board of directors.

	Fees earned		Total
	or paid in cash	Stock awards	compensation
Name	($)	($)	($)
Carl C. Icahn	—	—	—
Carl J. Grivner
Jon C. Weber (1)	—	—	—
Vincent J. Intrieri
Keith Meister	—	—	—
Peter Shea (1)	—	—	—
Adam Dell (2)	80,000	—	80,000
Robert Knauss (2)	80,000	—	80,000
Frederick Gradin (2)	80,000	—	80,000

(1)	Mr. Weber resigned as director on December 27, 2006; Mr. Shea was unanimously approved by the Board the same day.

(2)	Payment for Board of Director members is determined as follows: each member receives four payments of $10,000 annually for serving on the board. In addition to this each member receives $30,000 for serving on a special committee and four payments of $2,500 a piece for serving on the Audit Committee.
Summary of Director Compensation
          In 2006, we paid Robert Knauss, Adam Dell and Frederick Gradin four payments each of $10,000 annually for serving on the board, one payment each of $30,000 for serving on a special committee and four payments each of $2,500 for serving on the audit committee, for a total of $80,000 each for the year. Directors can also be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board and its committees. Mr. Knauss was reimbursed $8,822 for expenses related to attending meetings of the board and its committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          For information on the Company’s equity compensation plan, please see Item 11 above under “Equity Compensation.”
Beneficial Ownership of Company common stock by the Board and management
          The table below sets forth the number of shares of Company common stock beneficially owned by (i) each member of our Board, (ii) each of our named executive officers, and (iii) all of our named executive officers and directors as a group.

	Shares Beneficially Owned
	Amount and Nature	Percent of Class
Name & Address(1)	of Ownership(2)	(%)
Carl C. Icahn(3)	128,457,358	58.8
Carl J. Grivner(4)	2,034,057	1.1
Gregory W. Freiberg(9)	33,750	*
Vincent J. Intrieri	—	*
Keith Meister	—	*
Adam Dell	—	*
Fredrik C. Gradin	—	*
Robert L. Knauss(5)	3,000	*
Wayne M. Rehberger(6)	620,995	*
Robert Geller(7)	277,291	*
Heather Burnett Gold(8)	75,000	*
Peter Shea	—	*

All directors and executive officers as a group (12 persons)(10)	131,501,451	59.4

*	The Percentage of Class is less than one percent (1%).

(1)	The address of all persons listed is c/o XO Holdings, Inc., 11111 Sunset Hills Road, Reston, Virginia 20190.

(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days after any given date, which, for the purposes of the foregoing table is March 31, 2007. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of Company common stock beneficially owned.

(3)	As reported in the March 31, 2007 Form 4 for Mr. Icahn, and the May 1, 2006 Amendment No. 8 to Schedule 13D filed by Cardiff Holding LLC (“Cardiff”) and other parties to such joint filing, represents 128,457,358 shares of Company common stock beneficially held by Cardiff, comprised of (i) 91,945,386 outstanding shares of Company common stock, (ii) 10,202,455 shares of Company common stock issuable upon exercise of Series A warrants, Series B warrants, and Series C warrants, all held by Cardiff, and (iii) 26,309,517 shares of Company common stock issuable upon conversion of the 2,075,000 shares of the Company’s 6% Class A Convertible Preferred Stock (the “Preferred Stock”) held by Cardiff. The liquidation preference on the preferred stock accretes on the last day of each calendar quarter. Cardiff is approximately 98% owned by ACF Industries Holding Corp., a Delaware corporation, which is wholly-owned by Highcrest Investors Corp., a Delaware corporation, which is approximately 99% owned by Buffalo Investors Corp., a New York corporation, which is wholly-owned by Starfire Holding Corporation, a Delaware corporation, which is wholly-owned by Mr. Icahn. Mr. Icahn is the chairman, president and sole director of Starfire Holding Corporation, the chairman and a director of ACF Industries and the chairman, president and a director of Highcrest Investors.

(4)	Represents (i) 15,000 shares of Company common stock acquired by Mr. Grivner in May 2004, and (ii) shares of Company common stock issuable to Mr. Grivner upon the exercise of nonqualified stock options that were exercisable as of March 31, 2007 or that were to become exercisable within 60 days thereafter, which options were granted to Mr. Grivner pursuant to the 2002 Stock Incentive Plan.

(5)	Represents shares of Company common stock acquired by Mr. Knauss in August 2004.

(6)	Represents shares of Company common stock issuable to Mr. Rehberger upon the exercise of nonqualified stock options that were exercisable as of March 31, 2007or that were to become exercisable within 60 days thereafter, which options were granted to Mr. Rehberger pursuant to the 2002 Stock Incentive Plan.

(7)	Represents shares of Company common stock issuable to Mr. Geller upon the exercise of nonqualified stock options that were exercisable as of March 31, 2007 or that were to become exercisable within 60 days thereafter, which options were granted to Mr. Geller pursuant to the 2002 Stock Incentive Plan.

(8)	Represents (i) 75,000 shares of Company common stock acquired by Ms. Gold in August 2004, and (ii) shares of Company common stock issuable to Ms. Gold upon the exercise of nonqualified stock options were exercisable as of March 31, 2007 or that were to become exercisable within 60 days thereafter, which options were granted to Ms. Gold pursuant to the 2002 Stock Incentive Plan.

(9)	Represents shares of Company common stock issuable to Mr. Freiberg upon the exercise of nonqualified stock options that were exercisable as of March 31, 2007 or that were to become exercisable within 60 days thereafter, which options were granted to Mr. Freiberg pursuant to the 2002 Stock Incentive Plan.

(10)	Represents (i) 128,457,358 shares of Company common stock beneficially held by Cardiff, as described in note (3) above, (ii) 18,000 outstanding shares of Company common stock owned by directors and executive officers as of March 31, 2007 (other than shares held by Cardiff) (see notes (4) and (5)), and (iii) 3,104,671 shares of Company common stock issuable upon the exercise of stock options exercisable as of March 31, 2007 or 60 days thereafter. See notes (4), (6), (7), (8) and (9) above.
Beneficial Ownership of Company common stock by certain beneficial owners
          The table below sets forth beneficially owners of 5% or more of our outstanding common stock. None of such beneficial owners listed below nor any of their family members, entities in which they are executive officers, partners or 10% beneficial owners or trusts or estates in which they have beneficial interests were indebted to the Company during the past fiscal year.

		Shares Beneficially Owned
		Amount and Nature	Percent of Class
Name	Address	of Ownership(2)	(%)
Carl C. Icahn(1)	Icahn Associates Corp.
	767 Fifth Avenue,
	47th Floor,
	New York, New York 10153	128,457,358	58.8

Amalgamated Gadget, L.P.	301 Commerce Street,
(R2 Investors)(3)	Suite 2975,
	Fort Worth, Texas 76102	14,854,295	8.1

JPMorgan Chase & Co.(4)	270 Park Avenue
	New York, New York 10017	14,322,310	7.9

Third Point LLC(5)	Third Point LLC
	390 Park Avenue,
	18th Floor
	New York, New York 10022	11,607,531	6.1

All listed 5% or greater beneficial owners		169,241,494	74.1

(1)	See Note (3) to Table under heading titled “Beneficial ownership of Company common stock by the Board and management.”

(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person, directly or indirectly, has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days after any given date, which, for the purposes of the foregoing table is March 31, 2007. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of our common stock beneficially owned.

(3)	As reported in the December 31, 2006 Amendment No. 4 to Schedule 13G filed on February 8, 2007 by Amalgamated Gadget, represents (i) 14,854,295 shares of Common Stock held by Amalgamated Gadget on behalf of R2 Investments, LDC which includes 344,846 shares of Company common stock issuable upon exercise of Series A warrants, 258,635 shares of Common Stock issuable upon exercise of Series B warrants, and 258,635 shares of Common Stock issuable upon exercise of Series C warrants, all held by Amalgamated Gadget. Amalgamated Gadget is a limited partnership of which Scepter Holdings, Inc., a Texas corporation, as its sole general partner. Scepter Holdings, Inc. is wholly owned by Mr. Geoffrey Raynor.

(4)	As reported in the December 29, 2006 Schedule 13G filed on February 12, 2007 by JPMorgan Chase and Co., (“JPMorgan”), represents 14,322,310 shares of Company common stock issued to JPMorgan.

(5)	As reported in the December 31, 2006 Amendment No. 1 to Schedule 13G filed jointly on February 13, 2007 by Third Point LLC (“Third Point”) and Daniel S. Loeb, represents 11,607,531 shares of Company common stock beneficially owned by Third Point and Mr. Loeb, consisting of 2,550,000 shares of Company common stock owned by funds managed by Third Point and of 9,057,531 shares of Company common stock issuable upon conversion of shares of the Company’s 6% Class A Convertible Preferred Stock owned by funds managed by Third Point. Third Point is investment manager or adviser to a variety of hedge funds and managed accounts and, as a result, is beneficial owned of shares directly owned by such funds. Mr. Loeb is Chief Executive Officer of Third Point and controls its business activities, and, as a result, is an indirect beneficial owner of shares beneficially owned by Third Point.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
          Various entities, controlled by the Company’s Chairman, hold the following interests in the Company:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock
At December 31, 2005	Greater than 50%	Greater than 40%	Greater than 90%	95%
At December 31, 2006(1)	Greater than 50%	Greater than 40%	Greater than 90%	52%

(1)	According to Amendment No. 8 to the Schedule 13D of Cardiff, filed with the Securities and Exchange Commission on May 1, 2006, on April 28, 2006, Cardiff, an entity affiliated with the Company’s Chairman, sold in a private sale to qualified institutional buyers an aggregate of 1,725,000 shares of the Company’s 6% Class A Convertible Preferred Stock (the “Preferred Stock”).
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
          Related party transaction reports are reviewed on a quarterly basis by the controller’s office and Company management and disclosed as appropriate in financial reports. Internal controls over related party transactions are tested annually.

Item 14. Principal Accounting Fees and Services
          The following table displays the aggregate fees for professional audit services for the audit of the financial statements for the year ended December 31, 2006 and fees billed for other services during that period by KPMG LLP.

	2006	2005
Audit fees(1)	$2,232,000	$2,136,199

Audit-related fees(2)	$202,000	$100,190

Tax fees(3)	$270,000	$89,150

Non-audit, non-tax fees	$—	$—

TOTAL	$2,704,000	$2,325,539

(1)	Audit fees relate to services that consisted of the audit of the financial statements, as well as work generally only the independent auditors can reasonably be expected to provide, such as review of documents filed with the Securities and Exchange Commission.

(2)	Audit-related fees relate to services that consisted of consultation with respect to the application of accounting policies and the annual audit of an employee benefit plan.

(3)	Tax fees relate to services that consisted of assistance with matters related to tax compliance and consulting.

          Approval of Independent Auditor Provision of Audit and Non-Audit Services. Consistent with the Commission’s requirements regarding auditor independence, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Under the policy, the Committee must pre-approve services prior to commencement of the specified service. The requests for pre-approval are submitted to the Audit Committee by the Chief Financial Officer or his designee with a statement as to whether in their view the request is consistent with the Commission’s rules on auditor independence. Consistent with the Audit Committee’s pre-approval policies, all audit-related services, tax services and other services, including 100% of the fees relating thereto, are pre-approved by the Audit Committee.
          As required under applicable federal securities laws, our independent accountants for the current fiscal year are appointed by our Audit Committee.

PART IV
Item 15. Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
XO Holdings, Inc.

Date: April 30, 2007

By:	/s/ Carl J. Grivner
Carl J. Grivner
President and Chief Executive Officer (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on or before April ___, 2007 by the following persons on behalf of the Registrant and in the capacities indicated:

Name	Title

/s/ Carl J. Grivner Carl J. Grivner	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Gregory W. Freiberg Gregory W. Freiberg	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Carl C. Icahn Carl C. Icahn	Chairman of the Board of Directors

/s/ Keith Meister Keith Meister	Director

/s/ Adam Dell Adam Dell	Director

/s/ Fredrik Gradin Fredrik Gradin	Director

/s/ Vincent J. Intrieri	Director
Vincent J. Intrieri

/s/ Robert L. Knauss Robert L. Knauss	Director

/s/ Peter Shea Peter Shea	Director