Form 10-Q
period 2007-03-31
XO HOLDINGS INC
filed 2007-05-10
CIK 1111634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 7, 2007, the number of shares of common stock of XO Holdings, Inc. issued and outstanding was 182,005,035.

XO Holdings, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
XO Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,845	$168,563
Marketable securities	2,460	2,420
Accounts receivable, net of allowance for doubtful accounts of $12,691 at March 31, 2007, and $16,754 at December 31, 2006	118,703	131,168
Prepaid expenses and other current assets	31,195	30,859

Total current assets	293,203	333,010
Property and equipment, net	679,515	678,233
Broadband wireless licenses and other intangibles, net	58,309	63,507
Other assets	44,299	41,361

Total assets	$1,075,326	$1,116,111

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,031	$98,860
Accrued liabilities	187,228	220,781

Total current liabilities	288,259	319,641
Long-term debt and accrued interest payable to related parties	346,217	336,650
Other long-term liabilities	59,529	58,430

Total liabilities	694,005	714,721
Class A convertible preferred stock	234,030	230,542

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: 4,000,000 shares of Class A convertible preferred stock issued and outstanding on March 31, 2007 and December 31, 2006	—	—
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000,000 shares authorized; 182,003,100 shares issued and outstanding on March 31, 2007 and 182,001,285 shares issued and outstanding on December 31, 2006	962,430	965,394
Accumulated other comprehensive income	920	880
Accumulated deficit	(816,059)	(795,426)

Total stockholders’ equity	147,291	170,848

Total liabilities, convertible preferred stock and stockholders’ equity	$1,075,326	$1,116,111

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2007	2006
Revenue	$348,512	$349,690

Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	136,242	154,380
Selling, operating, and general	175,531	178,863
Depreciation and amortization	50,636	54,436

Total costs and expenses	362,409	387,679

Loss from operations	(13,897)	(37,989)
Investment income, net	2,199	1,974
Interest expense, net	(8,635)	(7,643)

Net loss before income taxes	(20,333)	(43,658)
Income tax expense	(300)	—

Net loss	(20,633)	(43,658)

Preferred stock accretion	(3,488)	(3,288)

Net loss allocable to common shareholders	$(24,121)	$(46,946)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.13)	$(0.26)

Weighted average shares, basic and diluted	182,001,910	181,933,035

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(20,633)	$(43,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,636	54,436
Accrual of interest	9,566	8,062
Stock-based compensation	506	939
Changes in assets and liabilities
Accounts receivable	12,465	8,065
Other assets	(3,274)	(1,962)
Accounts payable	(3,421)	1,692
Accrued liabilities	(31,891)	(26,889)

Net cash provided by operating activities	13,954	685

INVESTING ACTIVITIES:
Capital expenditures	(41,128)	(22,767)
Proceeds from sales of marketable securities, investments and other assets	—	7,562

Net cash used in investing activities	(41,128)	(15,205)

FINANCING ACTIVITIES:
Repayments of capital leases	(563)	(903)
Proceeds from employee stock option exercises	19	—

Net cash used in financing activities	(544)	(903)

Net decrease in cash and cash equivalents	(27,718)	(15,423)
Cash and cash equivalents, beginning of period	168,563	176,838

Cash and cash equivalents, end of period	$140,845	$161,415

SUPPLEMENTAL DATA:
Cash paid for interest	$291	$444
Accrued interest converted to long-term debt	$9,566	$8,062
See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     XO Holdings, Inc. and its subsidiaries, (“XOH” or the “Company”) is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. The Company operates its business in two reportable segments through two primary operating subsidiaries. XO Communications, LLC (“XO LLC”) operates the Company’s wireline business under the trade name “XO Communications” (“XOC”). Nextlink Wireless, Inc. (“Nextlink”) operates the Company’s wireless business under the trade name “Nextlink.” See Note 3 for further information on the Company’s reportable segments. In October 2006, the Company further organized XOC into two business units – Business Services, focused on businesses, large enterprise and government customers, and Carrier Services, focused on wholesale telecommunications provider customers.
Basis of Presentation
     The condensed consolidated financial statements of the Company are unaudited and have been prepared in accordance with guidelines established for interim financial statements by the instructions of the Securities and Exchange Commission (the “SEC”) to Form 10-Q and U.S. generally accepted accounting principles (“GAAP”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements although the Company believes the disclosures made are adequate to prevent the information from being misleading.
     Operating results for any interim period are not necessarily indicative of the results for a full year or for any subsequent interim period. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting of those of a normal recurring nature except as described below) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles applicable to interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of XOH, included in its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”) filed with the SEC on March 16, 2007.
Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in Item 8, Note 2, “Summary of Significant Accounting Policies,” in the 2006 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales credits, cost of service, valuation of long-lived assets, goodwill and other intangible assets, and taxes.
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
     In the first quarter of 2007, the Company revised an estimate for certain accrued balances for cost of service provided by other telecommunication carriers under the Triennial Review Remand Order (“TRRO”). This favorable estimate revision resulted in a $13.8 million non-cash reduction in accrued costs for the three months ended March 31, 2007. A similar estimate revision in the first quarter of 2006 resulted in a $3.2 million non-cash reduction in cost of service for the three months ended March 31, 2006.

Transaction Based Taxes and other Surcharges
     The Company records certain transaction based taxes and other surcharges on a gross basis. For the three months ended March 31, 2007 and 2006, revenue and expenses included taxes and surcharges of $10.7 million and $11.5 million, respectively.
New Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is in the process of determining how its adoption of SFAS 157 will impact its financial position and results of operations.
2. NET LOSS PER SHARE AND COMPREHENSIVE LOSS
Net Loss Per Share
     Net loss per common share, basic and diluted, is computed by dividing net loss allocable to common shareholders by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options, warrants, and the 6% Class A convertible preferred stock are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statements of operations. As of March 31, 2007, the Company had options outstanding to purchase approximately 9.7 million shares of its common stock, of which 6.9 million were exercisable, and exercisable warrants to purchase up to an additional 23.7 million shares of common stock that are anti-dilutive. As of March 31, 2006, the Company had options outstanding to purchase approximately 9.0 million shares of its common stock, of which 6.2 million were exercisable, and exercisable warrants to purchase up to an additional 23.7 million shares of common stock that are anti-dilutive. As of March 31, 2007 and 2006, the Company had outstanding shares of preferred stock which if converted would result in an additional 50.7 million common shares and 47.8 million common shares, respectively, which are anti-dilutive.
Comprehensive Loss
     Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(20,633)	$(43,658)
Other comprehensive income:
Net unrealized gains on investment	40	240

Comprehensive loss	$(20,593)	$(43,418)

3. SEGMENT INFORMATION
     The Company operates its business in two reportable segments. The Company’s wireline services are provided through XOC and its wireless services are provided through Nextlink. XOC and Nextlink are managed separately; each segment requires different resources, expertise and marketing strategies. The Company’s chief operating decision maker regularly reviews the results of operations at the segment level to evaluate performance and allocate resources.
XO Communications
     XOC provides a comprehensive array of wireline telecommunications using both Internet Protocol (“IP”) technology and traditional delivery methods. XOC’s services are primarily marketed to business customers, ranging from small and medium sized businesses to Fortune 500 companies and to telecommunications carriers and wholesale customers. XOC’s service portfolio includes high speed data, dedicated Internet access, private networking, and next generation voice solutions.
     To serve the broad telecommunications needs of its customers, XOC operates a network comprising a series of fiber optic cable rings located in the central business districts of numerous metropolitan areas. These rings are connected primarily by a network of dedicated wavelengths of transmission capacity. By integrating these networks with advanced telecommunications technologies, XOC is able to provide a comprehensive array of telecommunications services primarily or entirely over a network that it owns or controls, from the initiation of the data or voice transmission to the point of termination. This integrated network provides multi-location businesses with a single source telecommunications solution within a metropolitan area and across the country.
Nextlink
     Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum in the 28-31 GHz range (“LMDS”) and in the 39 GHz range. Currently, Nextlink has entered into agreements to provide services in Texas, California, Florida, Washington, Missouri, Massachusetts, Virginia, Georgia, Arizona and Washington, D.C. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight. Currently, three customers account for nearly all of Nextlink’s revenue. One of these customers is XOC, an affiliate of Nextlink. Transactions between affiliates are recorded based on market rates and pricing.
     Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization, and redundancy. Nextlink’s products provide critical telecommunications links within customer networks without requiring them to construct their own facilities or purchase capacity from the regional Incumbent Local Exchange Carriers (“ILEC”s). Nextlink products also provide carriers and end-user customers with network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters or other disruptions than traditional, terrestrial telecommunications networks.
     The following tables provide summarized unaudited financial information of the Company’s two reportable segments for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31, 2007
			Intercompany
	XOC	Nextlink	Elimination	Consolidated
Revenue	$348,534	$222	$(244)	$348,512
Depreciation and amortization	$50,555	$81	$—	$50,636

Loss from operations	$(11,334)	$(2,563)	$—	$(13,897)
Investment income, net				2,199
Interest expense, net				(8,635)

Net loss before income taxes				(20,333)
Income tax expense				(300)

Net loss				$(20,633)

Capital expenditures	$40,807	$321	$—	$41,128

	Three Months Ended March 31, 2006
			Intercompany
	XOC	Nextlink	Elimination	Consolidated
Revenue	$349,579	$111	$—	$349,690
Depreciation and amortization	$52,795	$1,641	$—	$54,436

Loss from operations	$(31,284)	$(6,705)	$—	$(37,989)
Investment income, net				1,974
Interest expense, net				(7,643)

Net loss before income taxes				(43,658)
Income tax expense				—
Net loss				$(43,658)

Capital expenditures	$20,872	$1,895	$—	$22,767
     For the three months ended March 31, 2006 there were no transactions between XOC and Nextlink that required elimination for consolidation purposes.

Total Assets	XOC	Nextlink	Consolidated
March 31, 2007	$1,031,392	$43,934	$1,075,326
December 31, 2006	$1,073,590	$42,521	$1,116,111
4. MARKETABLE SECURITIES
     The fair value, amortized cost basis and, gross unrealized gains and losses of XOH’s available-for-sale marketable securities as of March 31, 2007 and December 31, 2006, are presented in the following table (dollars in thousands):

				Gross
			Gross	Unrealized
			Unrealized	Holding
Equity Securities	Fair Value	Cost Basis	Holding Gains	(Losses)
as of March 31, 2007	$2,460	$1,540	$920	$—
as of December 31, 2006	$2,420	$1,540	$880	$—
5. LONG-LIVED ASSETS
     The Company’s long-lived assets include property and equipment, broadband wireless licenses, and identifiable intangible assets to be held and used.
Property and Equipment
     Property and equipment consisted of the following components (dollars in thousands):

	March 31, 2007	December 31, 2006
Telecommunications networks and acquired bandwidth	$897,641	$856,093
Furniture, fixtures, equipment and other	309,554	299,851

	1,207,195	1,155,944
Less: accumulated depreciation	(609,936)	(564,833)

	597,259	591,111
Construction-in-progress and undeployed assets	82,256	87,122

	$679,515	$678,233

     Depreciation expense was $45.4 million and $47.0 million for the three months ended March 31, 2007 and 2006, respectively. Assets classified as construction-in-progress and undeployed assets are not being depreciated as they have not yet been placed in service. During the three months ended March 31, 2007 and March 31, 2006, the Company capitalized interest on construction costs of $1.3 million and $0.9 million, respectively.

Broadband Wireless Licenses and Other Intangibles
     Effective October 1, 2006, the Company determined its Broadband wireless licenses to be indefinite lived assets and discontinued their periodic amortization. The carrying value of the Broadband wireless licenses will be tested for impairment on at least an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Amortization expense related to broadband wireless licenses was $1.6 million for the three months ended March 31, 2006.
     Broadband wireless licenses and other intangibles consisted of the following (dollars in thousands):

	March 31, 2007	December 31, 2006
Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	127,560	127,560
Less accumulated amortization	(122,766)	(117,568)

	4,794	9,992
Broadband wireless licenses — indefinite life asset	35,782	35,782
Goodwill — indefinite life asset	1,071	1,071
XO Trade name — indefinite life asset	16,662	16,662

	$58,309	$63,507

     Amortization expense related to other intangibles was $5.2 million and $5.8 million for the three months ended March 31, 2007 and 2006, respectively. Based solely on the carrying amount of other intangible assets in service as of March 31, 2007, amortization expense of $4.8 million will be recognized during the three months ended June 30, 2007.
6. LONG-TERM DEBT TO RELATED PARTIES
     As of March 31, 2007, long-term debt consisted of $342.9 million in principal associated with a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009. From the Company’s emergence from bankruptcy through March 31, 2007, more than 90% of the underlying loans of the Credit Facility were held by an entity controlled by the Chairman of the Company’s Board of Directors. As of March 31, 2007, the Company had $3.3 million of accrued interest that, if not paid, converts to principal. As of March 31, 2007, there were no additional borrowings available under the Credit Facility. There are no scheduled current debt service requirements because cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, if certain metrics are reached, the Company may be required to repay principal or interest. The Company can elect to begin paying interest in cash prior to the required date. At March 31, 2007, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 11.4%.
     The security for the Credit Facility consists of all assets of the Company including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. For the twelve-month period ended March 31, 2007, the Company was required to achieve a minimum consolidated EBITDA, as defined in the Credit Facility, of not less than $390.0 million. In addition, the Company is required to maintain an unrestricted cash balance of $25.0 million at the end of each fiscal quarter.
     The Company does not expect to meet its EBITDA covenant for the twelve-month period ended March 31, 2008. On May 7, 2007, XO LLC obtained a waiver of compliance with respect to the minimum consolidated EBITDA covenant contained in the Credit Facility for the fiscal quarter ended March 31, 2008. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended June 30, 2008. The waiver was obtained from the affiliate of the Company’s Chairman which holds a majority of the Company’s loans outstanding under that agreement.
     In the event that the Company anticipates it will not be in compliance with the minimum consolidated EBITDA covenant upon the first quarterly measurement date following the expiration of the most recent waiver, there can be no guarantee that it will be able to obtain another waiver. If the Company is not able to (i) obtain another waiver, (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved, or (iii) repay the Credit Facility with a new debt or equity offering so that the Company is in compliance, the Company will be required to reclassify the approximately $346.2 million of its outstanding long term debt and accrued interest to short term debt as of June 30, 2007. Management is currently evaluating alternative financing available to repay the Credit Facility, including among other things, equity offerings or refinancing this credit facility.

7. RELATED PARTY TRANSACTIONS
     Various entities controlled by the Company’s Chairman hold the following interests in the Company:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock
At December 31, 2006(1)	Greater than 50%	Greater than 40%	Greater than 90%	52%
At March 31, 2007(1)	Greater than 50%	Greater than 40%	Greater than 90%	52%

(1)     As reported in the March 31, 2007 Form 4 for Mr. Icahn, and the May 1, 2006 Amendment No. 8 to Schedule 13D filed by Cardiff Holding, LLC (“Cardiff”) and other parties to such joint filings.
     As a result of his ownership of a majority of the Company’s common stock, the Company’s Chairman can elect all of the Company’s directors. Currently, three employees of entities controlled by the Company’s Chairman are members on the Company’s Board of Directors and certain of its committees.
     The Company’s Chairman, through Cardiff, has the right to require the Company to register shares of the Company’s common stock and Preferred Stock held by Cardiff and to include shares of the Company’s common stock and Preferred Stock held by Cardiff in certain registration statements filed by the Company from time to time.
8. RESTRUCTURING
     During 2003, the Company recorded restructuring charges from the reduction of its work force and estimated losses associated with restructured leases. As of March 31, 2007, the remaining restructuring accrual was $29.5 million, of which $10.2 million was classified as a current liability.
     The following table is a reconciliation of the beginning and ending restructuring accrual:

Balance as of January 1, 2007	$31,040
Estimate revisions	(75)
Accretion	1,057
Usage, net	(2,548)

Balance as of March 31, 2007	$29,474

9. INCOME TAXES
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions by prescribing a minimum recognition threshold which a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s financial position or results of operations.
     Income tax expense for the three months ended March 31, 2007 consists primarily of the Texas Gross Margin Tax and interest on certain state income tax positions.
Reconciliation of Unrecognized Tax Benefits (dollars in millions)

Gross unrecognized tax benefits at January 1, 2007	$504.9
Gross amount of increases and decreases from tax positions–prior period	—
Gross amount of increases and decreases from tax positions–current period	—
Decreases resulting from settlements with taxing authorities	—
Decreases resulting from expiration of statutes of limitation	—

Gross unrecognized tax benefits at March 31, 2007	$504.9

     As of March 31, 2007 and December 31, 2006, $4.7 million of the unrecognized tax benefits would, if recognized, affect the effective tax rate and relates entirely to state income taxes.

Interest and Penalties
     In accordance with FIN 48, the Company elected to record and classify income-tax-related interest and penalties as income tax expense. The adoption of this change in accounting principle did not result in a change in the Company’s net loss allocable to common shareholders (dollars in millions).

Accrued interest recognized as of January 1, 2007	$1.1
Interest recognized	0.1

Accrued interest recognized as of March 31, 2007	$1.2

     There are no accrued penalties recognized as of January 1, 2007 or March 31, 2007 and no penalties recorded in the statement of operations for the three-months ended March 31, 2007.
Possible Changes In Unrecognized Tax Benefits
     For tax years 2003 and 2004, the Company accrued state income taxes for jurisdictions which may disallow certain intercompany deductions and basis adjustments arising out of the Company’s January 2003 emergence from bankruptcy. The statute of limitations for the 2003 tax return year will close during 2007 for some of the jurisdictions resulting in a possible decrease in the accrued liability of up to $2.3 million.
Open Tax Years
     The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including, among others, California, New Jersey, New York, Texas, and Virginia remain open for tax years 2003 through 2006.
10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     The Company is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort and employment matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.
Allegiance Telecom Liquidating Trust Litigation
     As previously disclosed by the Company in its periodic reports filed with the SEC, in August 2004, the Company filed an administrative claim against Allegiance Telecom, Inc. (“Allegiance”) in the United States Bankruptcy Court, Southern District of New York, as part of the Allegiance Chapter 11 proceedings. The Company has demanded that the Allegiance Telecom Liquidating Trust (“ATLT”) pay to the Company approximately $50 million based on various claims arising from the Company’s acquisition of Allegiance in 2004. The ATLT filed a counterclaim against the Company claiming damages in the amount of approximately $100 million, later reduced to $27.8 million. The Bankruptcy Court hearing was concluded on May 5, 2005.
     On February 2, 2007, the Bankruptcy Court entered a corrected order (the “Order”) regarding the claims of the parties pursuant to which, among other things, the Bankruptcy Court referred the Company and the ATLT to an accounting referee (the “Referee”) to resolve the parties’ dispute regarding the correct computation of the working capital purchase price adjustment. The Company and the ATLT are currently engaged in discussions to select the Referee. In its Order, the Bankruptcy Court ruled, among other things, as follows: (a) with respect to the ATLT’s reimbursement claim of approximately $20 million, the Company must pay to the ATLT damages in the minimum amount of approximately $8.0 million, subject to an upward adjustment of up to an additional amount of approximately $2.0 million pending resolution of the dispute regarding the “true-up” of certain disputed liabilities (the “Disputed Liabilities True-Up”) by the Referee, together with interest accruing at the New York statutory rate of 9% per annum (the “New York Rate”); (b) the Company must pay to the ATLT the amount of approximately $0.5 million, together with interest accruing at the New York Rate, which amount represents cash received by the Company after the Closing, provided there is a corresponding reduction in accounts receivable included in the Acquired Assets (as defined in the Order); and (c) the Company shall immediately pay or deliver to the ATLT certain checks in the approximate aggregate amount of $0.6 million issued by the U.S. Internal Revenue Service on account of tax refunds owed to Allegiance, together with interest accruing at the New York Rate. In addition, the Bankruptcy Court also ruled, among other things, as follows in its Order: (x) with respect to the Disputed Liabilities True-Up dispute, the ATLT shall pay to the Company the amount of approximately $2.8 million, together with interest accruing at the New York Rate, which amount may be increased by the Referee; (y) the Company is fully subrogated to the holders of approximately $1.7 million of Allegiance liabilities that the Company caused to be honored after the Closing; and (z) to the extent not satisfied, the ATLT shall pay to the Company its tax reimbursement obligations, together with interest accruing at the New York Rate. The Company intends to appeal the Order or certain rulings reflected in the Order decided against it when appropriate.
Litigation Relating to the Wireline Sale
     On December 29, 2005, a stockholder, R2 Investments, LDC (“R2”), alleged that it was the beneficial holder of approximately 8% of the Company’s outstanding common stock, and served the Company with a complaint in a lawsuit filed in the Delaware Court of Chancery, R2 Investments v. Carl C. Icahn, et al. (C.A. No. 1862-N). The complaint (the “Original Complaint”) named as defendants the Company, its directors and certain affiliates of Mr. Carl Icahn, Chairman of the Company’s Board of Directors and majority stockholder of both the Company and Elk Associates LLC (the “Buyer”). The Original Complaint alleged, among other things, that the Company’s Chairman and an entity alleged to be controlled by him breached their fiduciary duties of care, good faith and loyalty in connection with the Equity Purchase Agreement, dated as of November 4, 2005 (the “Equity Purchase Agreement”) providing for the sale (the “Equity Sale”) of the Company’s national wireline telecommunications business to Buyer and a related Stockholder Voting Agreement (the “Stockholder Voting Agreement”). The Original Complaint alleged that the Company and the director defendants acted in concert and conspired with the Company’s Chairman and the entity that he allegedly controls in violation of their fiduciary duties, and that the director defendants violated their fiduciary duties in connection with the Purchase Agreement by failing to obtain the greatest value for all shareholders. The Original Complaint sought equitable relief including, among other things, an injunction against consummation of the Equity Sale and rescission, to the extent implemented, of the Purchase Agreement, the Stockholder Voting Agreement and the Equity Sale.
     On January 5, 2006, the plaintiff moved for a preliminary injunction and expedited discovery. Similar complaints challenging the Purchase Agreement were filed in the same court by the Allegiance Telecom Liquidating Trust (Allegiance Telecom Liquidating Trust, as successor in interest to the rights of Allegiance Telecom Inc., and its direct and indirect subsidiaries v. Carl C. Icahn, et al. (C.A. No. 1877-N)) and an alleged shareholder, Mr. Donald Hillenmeyer (Donald J. Hillenmeyer, Jr. v. Carl C. Icahn, et al. (C.A. No.1880-N)) on January 9, 2006 and January 11, 2006, respectively.
     On March 31, 2006, the Company announced that it had reached an agreement with the Buyer to mutually terminate the Purchase Agreement. On June 29, 2006, the plaintiffs filed under seal a consolidated amended complaint (the “Amended Complaint”) in the Delaware Court of Chancery. The Amended Complaint reasserts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction and seeks, on behalf of the Company, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under the Company’s senior secured credit agreement and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits. Discovery is ongoing in this matter, and the Company is continuing its assessment of these allegations. An estimate of related expenses to the Company is unknown at this time.
     On February 27, 2007, the Court dismissed the ATLT with prejudice from this case based on the ATLT’s sale of all of its XO Common Stock.

Houlihan Lokey Howard and Zukin Capital LLC
     On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for approximately $19 million represents HLHZ’s claim for advising the Company in its financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and the Company objected to the fee claim on the grounds that, inter alia, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited the Company for $2.0 million, which the Company had previously paid, and ordered the Company to pay the difference to HLHZ. The Company paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York upheld the Bankruptcy Court decision.
Level 3
     On March 28, 2005, Level 3 sent the Company “formal notice” that as a result of statements made in its 2004 10-K filing, wherein the Company said that it is considering among other options, lighting its dark fiber in the United States to create wavelengths capacity, the Company was in material breach of its contractual obligations to Level 3, in reference to the First Amendment to Workout Agreement, Section 2. The Parties entered into a Workout Agreement dated October 30, 2001, and a First Amendment to the Workout Agreement dated February 11, 2003. On May 5, 2006, the Company filed a complaint in the Delaware Court of Chancery requesting a declaratory judgment regarding the Company’s rights under the various agreements between the parties. On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by the Company and that the Company had breached its agreements with Level 3. The counterclaim requested that the court award Level 3 unspecified damages. On July 11, 2006 the Company filed an amended compliant clarifying its claim. Both parties have since filed motions for summary judgment. These motions are set for hearing on June 5, 2007. Trial is scheduled for August 2007 in this matter. An estimate of potential loss, if any, is unknown at this time.
Verizon Indemnification Notice
     On or about October 12, 2005, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement between XO Interactive, a wholly-owned subsidiary of the Company (“XOI”) and VSSI/Verizon (“Verizon”), Verizon notified XOI that Verizon and its subsidiaries, among others, had been sued by Aerotel, Ltd. (“Aerotel”) for breach of contract and declaratory judgment in the United States District Court for the Southern District of New York on January 7, 2005 (Aerotel, LTD v. Verizon Company et al (C.A. 05 CV 0120 (TPG))). The suit relates to certain prepaid calling card services, Aerotel’s claims that (i) Verizon’s provision of such services are covered by an Aerotel patent, and unless licensed, infringe that patent; and (ii) in the alternative, Verizon obtained a license under the patent from Aerotel; but that Verizon has defaulted in payment of licensing royalties. The Company has not acknowledged any such infringement, nor liability either to Verizon or Aerotel, but is cooperating both with Verizon, with respect to the indemnity provisions, and Aerotel, with respect to its subpoena to XOI for information and documents. On November 3, 2006, the Court dismissed the underlying case based on a settlement by the parties. No claims have been filed against the Company to date.
Verizon Indemnification Notice II
     On or about June 20, 2006, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement between XOI and Verizon, Verizon notified the Company that Verizon and its subsidiaries, among others, had been sued by TGIP, Inc. for patent infringement in the United States District Court for the Eastern District of Texas on or about March 17, 2006 (TGIP, Inc. v. AT&T Corp, Verizon Communications et al (C.A. 2:06-CV-105 (LED))). Although Verizon has made no formal demand for indemnification, the Company intends to cooperate with Verizon pursuant to its obligations under the Agreement. An estimate of potential loss, if any, is unknown at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. We will discuss and provide our analysis of the following:
•	Overview of the Business;

•	Critical Accounting Policies and Estimates;

•	Results of Operations;

•	Comparison of Segment Financial Results;

•	Liquidity and Capital Resources; and

•	Recent Developments.
Forward-looking and Cautionary Statements
     Some statements and information contained in this document are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:
•	our services, including the development and deployment of data products and services based on Internet protocol (“IP”), Ethernet, broadband wireless and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network and back office systems, including with respect to the development of IPs;

•	liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	trends related to and expectations regarding the results of operations in future periods; and

•	the impact of judicial decisions, legislation, and regulatory developments on our cost structure, services, and marketing initiatives.
     All such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. The operation and results of our business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified below. Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:
•	The covenants in the Credit Facility (as defined below) restrict our financial and operational flexibility, which could have an adverse effect on our results of operations;

•	We may not prevail in our claims against the ATLT (as defined below), and we may not be successful in defending against the ATLT’s counterclaims;

•	We continue to review our strategic alternatives such as renegotiating or refinancing our existing credit facility, consummating one or more business combinations, divesting certain assets, businesses or lines of business, raising capital through one or more offerings of debt and/or equity securities, or selling the Company;

•	We incurred a net loss in the past and, in the near term, may not generate funds from operations sufficient to meet all of our cash requirements or execute our business strategy;

•	Our rights to the use of the unlit capacity that makes up our network may be affected by the financial health of our fiber providers or by disputes with our fiber providers;

•	We may not be able to continue to connect our network to the Incumbent Local Exchange Carrier (“ILEC”) networks or to maintain Internet peering arrangements on favorable terms, which would impair our growth and performance;

•	Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices, which could impair our results;

•	An entity owned and controlled by our Chairman (as defined below) is our majority stockholder;

•	Future sales or issuances of our common stock could adversely affect our stock price and/or our ability to raise capital; and

•	The telecommunications industry is highly competitive, and has experienced the consolidation of many existing competitors and the introduction of significant new competitors which could affect our ability to achieve and maintain market penetration and revenue levels sufficient to provide financial viability to our business.
     For a detailed discussion of risk factors affecting our business and operations, see Item 1A, Risk Factors and the “Risks and Uncertainties” discussion in our 2006 Annual Report.
Overview of the Business
     We are a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to growing businesses, large enterprises, government customers, emerging and established telecommunications carriers and other communications service providers. We operate our business in two reportable segments through two primary operating subsidiaries: XO Communications, LLC (“XO LLC”) and Nextlink Wireless, Inc. (“Nextlink”). XO LLC operates our wireline business under the trade name “XO Communications” (“XOC”) and Nextlink operates our wireless business under the trade name “Nextlink.”
XO Communications
     XOC provides a comprehensive array of wireline telecommunications solutions using both IP technology and traditional delivery methods. XOC markets its solutions primarily to business customers, ranging from growing businesses to Fortune 500 companies, and to government customers. XOC also markets its solutions to telecommunications carriers and other communications customers. XOC offers customers a broad portfolio of voice, data, and bundled integrated offerings.
     To serve the broad telecommunications needs of its customers, XOC operates a network comprising a series of fiber optic cable rings located in the central business districts of numerous metropolitan areas throughout the United States. These rings are connected primarily by a network of dedicated wavelengths of transmission capacity. XOC has completed its new nationwide inter-city fiber optics network and has begun deploying additional capacity upgrades along major routes on that network.
     By integrating these networks with advanced software, XOC is able to provide a comprehensive array of telecommunications services primarily or entirely over a network that it owns or controls, from the initiation of the data or voice transmission to the point of termination. This integrated network provides multi-location businesses with a single source telecommunications solution within 75 metropolitan markets across the United States. XOC’s nationwide inter-city network spans 18,000 route miles across the United States, while its metro area networks consist of more than 9,000 route miles of fiber optic lines connecting over 950 unique ILEC end-office collocations in 37 U.S. cities.
     In October 2006, we announced the formation of XO Business Services, and XO Carrier Services, two new business units within XOC. XO Business Services provides businesses and large enterprises with managed IP, data, and end-to-end communications solutions. XO Carrier Services delivers a broad range of IP, data and wholesale voice services to cable companies, content and search companies, telecommunications companies, VoIP providers and wireless service providers. The formation of these two new business units strengthens XOC’s focus around specific customer groups and highlights XOC’s unique competitive advantages in serving business and wholesale customers as the telecommunications industry consolidates.
Nextlink
     Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 major markets in the United States. For a complete list of the wireless spectrum held by Nextlink and the markets covered, refer to the section entitled “Wireless Business Services” in Item 1, Business of our 2006 Annual Report. Currently Nextlink has entered into agreements to provide services in Texas, California, Florida, Illinois, Washington, Missouri, Massachusetts, Virginia, Georgia, Arizona and Washington, D.C., and expects to launch services in additional markets over the next two years. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to 13 miles. XOC, an affiliate of Nextlink is currently one of Nextlink’s three significant customers.

     Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization and redundancy. Nextlink’s products provide critical telecommunications links within the customers’ networks without requiring them to construct their own facilities or purchase capacity from the regional ILECs. Nextlink products also provide carriers and end-user customers with network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters or other disruptions than traditional, terrestrial telecommunications networks.
     Nextlink provides services in an emerging market and is subject to the inherent risks of early stage enterprises. In our effort to continue the growth and development of our fixed wireless business, we continue to incur capital expenditures to purchase equipment, acquire service locations, and to otherwise further develop Nextlink’s information technology systems. Because Nextlink is still in the early stages of development, it did not contribute materially to our consolidated revenue during the three months ended March 31, 2007 and 2006. Nextlink’s operating losses amounted to 12.4% and 15.4%, respectively, of our consolidated net loss for the three months ended March 31, 2007 and 2006.
Critical Accounting Policies and Estimates
     Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of property and equipment, broadband wireless licenses and other intangible assets, revenue recognition, allowance for uncollectible accounts, cost of service, Allegiance (as defined below) bankruptcy claim and stock-based compensation. For more information on critical accounting policies and estimates, see the “Management’s Discussion and Analysis” included in Part II, Item 7 of our 2006 Annual Report. We have discussed the application of these critical accounting estimates with the Audit Committee of our Board of Directors.
     During the three months ended March 31, 2007, we did not change or adopt any new accounting estimates or policies that had a material effect on our consolidated financial condition or results of operations. In the first quarter of 2007, we revised an estimate for certain accrued balances for cost of service provided by other telecommunication carriers under the Triennial Review Remand Order (“TRRO”). This favorable estimate revision resulted in an $13.8 million non-cash reduction in accrued costs for the three months ended March 31, 2007. A similar estimate revision in the first quarter of 2006 resulted in a $3.2 million non-cash reduction in cost of service for the three months ended March 31, 2006.
Results of Operations
     The following table contains certain data from our unaudited condensed consolidated statements of operations for the three months ended March 31, 2007 and the comparable period in 2006 (amounts in thousands, except share and per share data). The information in this table should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, included in Part I, Item 1 of this report. Forward-looking information with respect to our business, on a consolidated basis, is discussed at the end of each financial results analysis.

	Three Months Ended March 31,
		% of		% of
		Consolidated		Consolidated
	2007	Revenue	2006	Revenue	Change	% Change
Revenue	$348,512	100.0%	$349,690	100.0%	$(1,178)	(0.3%)
Cost and expenses
Cost of service (exclusive of depreciation and amortization)	136,242	39.1%	154,380	44.1%	(18,138)	(11.7%)
Selling, operating, and general	175,531	50.4%	178,863	51.1%	(3,332)	(1.9%)
Depreciation and amortization	50,636	14.5%	54,436	15.6%	(3,800)	(7.0%)

Total cost and expenses	362,409	104.0%	387,679	110.9%	(25,270)	(6.5%)

Loss from operations	(13,897)	(4.0%)	(37,989)	(10.9%)	(24,092)	(63.4%)
Investment income, net	2,199	0.7%	1,974	0.6%	225	11.4%
Interest expense, net	(8,635)	(2.5%)	(7,643)	(2.2%)	992	13.0%

Net loss before income taxes	(20,333)	(5.8%)	(43,658)	(12.5%)	(23,325)	(53.4%)
Income tax expense	(300)	(0.1%)	—	—	300	NM

Net loss	(20,633)	(5.9%)	(43,658)	(12.5%)	(23,025)	(52.7%)
Preferred stock accretion	(3,488)	(1.0%)	(3,288)	(0.9%)	200	6.1%

Net loss allocable to common shareholders	$(24,121)	(6.9%)	$(46,946)	(13.4%)	$(22,825)	(48.6%)

Net loss allocable to common shareholders, basic and diluted	$(0.13)		$(0.26)

Weighted average shares, basic and diluted	182,001,910		181,933,035

Gross margin (1)	$212,270	60.9%	$195,310	55.9%	$16,960	8.7%

NM	Not meaningful

(1)	Gross margin is a non-GAAP financial measure, which we define as revenue less cost of service, and excludes depreciation and amortization expenses. Gross margin is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with U.S. generally accepted accounting principles. Rather, we consider gross margin to be an important financial measure of our operating performance related solely to providing telecommunications services to our customers without taking into account expenditures that are not directly related to providing such services. We believe that gross margin allows management to further assess (i) our operating performance, (ii) profitability across our customer base and (iii) trends in our competitive and regulatory environments. Additionally, we believe that gross margin is a standard measure of operating performance that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry. We believe gross margin provides investors with an alternative means to evaluate the results of our operations. Gross margin as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies and differences in definition of gross margin. Therefore, we provide additional information on the components of gross margin throughout this report and provide the reconciliations to the most comparable GAAP financial measure. The following table reconciles reported net loss to gross margin, as defined above, for the respective periods presented (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(20,633)	$(43,658)
Selling, operating and general	175,531	178,863
Investment income, net	(2,199)	(1,974)
Interest expense, net	8,635	7,643
Depreciation and amortization	50,636	54,436
Income tax expense	300	—

Gross margin	$212,270	$195,310

     Revenue. Total revenue for the three months ended March 31, 2007 was $348.5 million compared to $349.7 million for the same period in the prior year. This $1.2 million or 0.3% decline resulted from the expected churn in our small business customer base, largely offset by growth in our data services, XOptions Flex product and Carrier VOIP offerings. We expect revenue for the remainder of 2007 to remain relatively flat or to increase slightly compared to 2006. As we invest for growth, we anticipate adding higher value enterprise customers to our expanding network.

     Revenue was earned from providing the following services for the three months ended March 31 (dollars in thousands):

	Three Months ended March 31,
		% of		% of
		Consolidated		Consolidated
	2007	Revenue	2006	Revenue	Change	% Change
Traditional Voice Services & Other	$168,948	48.5%	$178,806	51.1%	$(9,858)	(5.5%)
Data Services	105,224	30.2%	99,923	28.6%	5,301	5.3%
Integrated Voice and Data Services	51,363	14.7%	61,396	17.6%	(10,033)	(16.3%)
Carrier VoIP	7,575	2.2%	4,146	1.2%	3,429	82.7%
XOptions Flex IP	15,402	4.4%	5,419	1.5%	9,983	184.2%

Total revenue	$348,512	100.0%	$349,690	100.0%	$(1,178)	(0.3%)

     Traditional Voice Services & Other. Our traditional voice services include stand-alone local and long distance services, interactive voice response services, conferencing, calling card and voice related services. For the three months ended March 31, 2007, revenue from our traditional voice services decreased $9.9 million, or 5.5%, compared to the same period in 2006. This reduction was due in large measure to an expected decline in our stand-alone business line, trunk, and retail long distance services offered to our small business customers. As anticipated, the launch of XOptions Flex, our integrated VoIP solution, has begun to replace certain of our standalone voice products.
     Data Services. Our data services include Internet access, network access and web hosting services. For the three months ended March 31, 2007, revenue from data services increased $5.3 million, or 5.3%, compared to the same period in 2006. This nominal increase reflects growth in our core data offerings of Dedicated Internet Access, Ethernet, Private Line, Telco Collocation and Multi-Transport Networking Service, partially offset by declines in services to small business customers. Our recently completed nationwide inter-city fiber optic network positions us for growth in higher bandwidth services for both Business Services and Carrier customers.
     Integrated Voice and Data Services. Our other integrated voice and data services include Integrated Access, XOptions and other service offerings. These are flat-rate bundled solutions which provide a combination of voice and data services and integrated access. For the three months ended March 31, 2007, revenue from integrated voice and data services decreased $10.0 million, or 16.3%, compared to 2006. This decline was primarily attributable to continued churn in our small business customer base.
     Carrier VoIP. Our Carrier VoIP services include VoIP Termination, launched in 2005, and VoIP Origination, launched in 2006. For the three months ended March 31, 2007, revenue from our Carrier VoIP services increased $3.4 million, or 82.7%, compared to the same period in 2006. We attribute this increase to the successful launch and customer acceptance of our new Carrier VoIP services.
     XOptions Flex IP. XOptions Flex is our award winning VoIP enabled service bundle offered primarily to business customers. For the three months ended March 31, 2007, revenue from XOptions Flex increased $10.0 million, or 184.2%, compared to the same period in 2006. This increase resulted from the continued popularity of this award winning service bundle. Since its launch in 2005, over 9,000 businesses nationwide have deployed XOptions Flex.
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
     Cost of service was $136.2 million, or 39.1% of revenue, for the three months ended March 31, 2007, compared to $154.4 million, or 44.1% of revenue, for the same period in 2006. The $18.1 million, or 11.7%, decrease in cost of service for the three months ended March 31, 2007, compared to the same period in 2006, resulted primarily from incremental savings achieved through certain network optimization projects and cost reductions from revisions to our estimated liability associated with the costs impacted by the implementation of the TRRO. Based on additional information regarding the rates and volumes of impacted services at which the costs are expected to be settled, we revised our estimated liability for costs impacted by the TRRO downward by approximately $13.8 million during the first quarter of 2007. During the first quarter of 2006, we revised this estimated liability downward by approximately $3.2 million. However, these benefits were offset slightly by increased costs associated with growth in minute and data volumes during the first quarter of 2007, compared to the same period in the prior year. We also experienced a decline in the net benefits achieved from dispute wins and other settlements during the first quarter of 2007, compared to the same period in the prior year.

     Excluding the effects of future net dispute settlements and future changes in our liability estimates, if any, we anticipate our cost of service as a percentage of revenue for the remainder of 2007 will remain relatively consistent with the same periods in 2006.
     Gross margin. Gross margin, our non-GAAP financial measure defined above, for the three months ended March 31, 2007 increased $17.0 million to 60.9% of revenue compared to 55.9% of revenue for the same period in the prior year. This increase in our gross margin as a percentage of revenue occurred primarily as a result of the incremental savings achieved through network optimization projects and the incremental effect of revising our liability for costs impacted by the TRRO.
     Selling, operating and general. Selling, operating and general expense includes expenses related to network maintenance, sales and marketing, network operations and engineering, information systems, general corporate office functions and collection risks. Selling, operating and general expense decreased $3.3 million, or 1.9%, for the three months ended March 31, 2007, compared to the same period in 2006. These improvements were largely attributable to back office efficiencies as a result of system automation and the consolidation of functions. We expect that selling, operating and general expense will trend upward as we invest in support of our business growth.
     Depreciation and amortization. Depreciation expense declined $1.5 million and amortization declined $2.3 million for the three months ended March 31, 2007, compared to the same period in 2006. The decrease in depreciation expense is due to more assets becoming fully depreciated during the latter periods of 2006 and during 2007. The decrease in amortization expense for the three months ended March 31, 2007, compared to the same period in 2006, was primarily attributable to our change in the estimated life of our broadband wireless licenses in the fourth quarter of 2006. We no longer amortize our broadband wireless assets, instead we test these assets annually for conditions of impairment.
Comparison of Segment Financial Results
Overview
     We operate our business in two reportable segments: wireline services through XOC and wireless services through Nextlink. XOC and Nextlink offer telecommunications services delivered using different technologies to different target customers. Our management makes decisions about our segments based on the expected return on investing capital. XOC and Nextlink provided services to each other during the three months ended March 31, 2007. These transactions were reflected in the segment results. However, they were eliminated for purposes of consolidation. For the three months ended March 31, 2007, approximately $0.3 million of selling, operating and general expenses were allocated to Nextlink.
     The tables below provide a summary of the components of our consolidated segments for the three months ended March 31, 2007 and 2006 (amounts in thousands). We do not allocate interest income, interest expense, investment gains or losses, accretion expense of our preferred stock, or income tax expense to our two reportable segments.

	Three months ended March 31, 2007
				Depreciation
		Cost of	SO&G	and	Loss from
	Revenue	Service	Expenses	amortization	Operations
XOC	$348,534	$136,398	$172,915	$50,555	$(11,334)
Nextlink	222	88	2,616	81	(2,563)
Intercompany eliminations	(244)	(244)	—	—	—

Total consolidated	$348,512	$136,242	$175,531	$50,636	(13,897)

Investment gain, net					2,199
Interest expense, net					(8,635)
Income tax expense					(300)

Net loss (consolidated)					$(20,633)

	Three months ended March 31, 2006
				Depreciation
		Cost of	SO&G	and	Loss from
	Revenue	Service	Expenses	amortization	Operations
XOC	$349,579	$154,380	$173,688	$52,795	$(31,284)
Nextlink	111	—	5,175	1,641	(6,705)
Intercompany eliminations	—	—	—	—	—

Total consolidated	$349,690	$154,380	$178,863	$54,436	(37,989)

Investment gain, net					1,974
Interest expense, net					(7,643)

Net loss (consolidated)					$(43,658)

XOC Segment
     Because XOC earned substantially all of our revenue and incurred the majority of our costs and expenses for the three months ended March 31, 2007 and 2006, the discussion of our consolidated operations under the heading “Results of Operations” above may be used to explain the comparison of financial results for our XOC segment.
Nextlink Segment
     The following tables contain certain financial data related to our Nextlink segment for the three months ended March 31, 2007, compared to the same period from the prior year (amounts in thousands):

	Three months ended March 31,
		% of Nextlink		% of Nextlink
	2007	Revenue	2006	Revenue	Change	% Change
Revenue	$222	100.0%	$111	100.0%	$111	100.0%
Costs and expenses
Cost of service (exclusive of depreciation and amortization)	88	39.6%	—	—%	88	NM %
Selling, operating, and general	2,616	1,178.4%	5,175	4,662.1%	(2,559)	(49.4%)
Depreciation and amortization	81	36.5%	1,641	1,478.4%	(1,560)	(95.1%)

Total costs and expenses	2,785	1,254.5%	6,816	6,140.5%	(4,031)	(59.1%)

Segment loss	$(2,563)	(1,154.5%)	$(6,705)	(6,040.5%)	$(4,142)	(61.8%)

NM	– Not Meaningful
     Revenue. Total revenue for the three months ended March 31, 2007 increased 100.0% to $0.2 million compared to the same period in 2006. The increase resulted from the expansion of delivering wireless backhaul, access, and network redundancy and diversity services across several markets including, but not limited to, Miami, Tampa, LA, Houston, Washington, D.C., Dallas and Chicago. We expect revenue to continue to increase during 2007 as Nextlink expands service offerings into new markets.
     Cost of service (exclusive of depreciation and amortization). Nextlink’s cost of service for the three months ended March 31, 2007 included costs associated with real estate, fiber backhaul, and power at hub sites. During the three months ended March 31, 2006, Nextlink provided services primarily between a hub and a remote for which the corresponding cost of service was insignificant. As Nextlink expands service offerings into new markets and revenue increases, we anticipate a corresponding increase in cost of service.

     Selling, operating and general. Selling, operating and general expense for the three months ended March 31, 2007 was $2.6 million, a decrease of 49.4% compared to the three months ended March 31, 2006. During the first quarter of 2006, Nextlink incurred $2.9 million of professional and legal services related to the now terminated sale of our wireline business. Other than these legal and professional service expenses, Nextlink’s selling, operating and general expense increased $0.3 million for the three months ended March 31, 2007, compared to the same period of the prior year due to expansion of service offerings in existing markets. We believe selling, operating and general expenses will continue to grow during 2007 as Nextlink expands service offerings into new markets.
     Depreciation and amortization. Depreciation and amortization expense declined $1.6 million during the three months ended March 31, 2007, compared to the same period in 2006 primarily due to the change in the estimated life of broadband wireless licenses in the fourth quarter of 2006. We no longer amortize our broadband wireless assets; instead we test these assets annually for conditions of impairment.
Liquidity and Capital Resources
     Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, including capital expenditures necessary in our efforts to continue the growth and development of our fixed wireless business, and to make selective strategic acquisitions.
Cash Flow
     During the three months ended March 31, 2007, our operating activities provided net cash of $14.0 million. As of March 31, 2007, our balance of cash and cash equivalents was $140.8 million, a decrease of $27.7 million from December 31, 2006. Operating cash flows are affected by our reported net loss adjusted for certain non-cash activity and changes in our working capital.
     Capital expansion drives our investing activity cash flows. For the three months ended March 31, 2007, our cash used in investing activities increased $25.9 million to $41.1 million. This increase was primarily due to the $18.4 million increase in capital expenditures during the first quarter of 2007, compared to the first quarter of 2006. This increase in capital expenditures primarily resulted from investment in our long-haul fiber optics networks and IP based products. Our capital expenditures for the three months ended March 31, 2006 were offset by $7.6 million of cash we received related to certain distributions and settlement payments associated with our holding of Global Crossing debt securities. We anticipate investing activities to be a significant use of our cash during 2007. Investments in network and related infrastructure in support of revenue growth, as well as the continued build-out of Nextlink’s wireless network, will drive the majority of investing cash flows throughout the remainder of 2007.
     Our financing activity cash flows consist primarily of payments on our capital lease obligations. For the three months ended March 31, 2007, our financing activities used net cash of $0.5 million, a decline of $0.4 million over payments during the three months ended March 31, 2006. In 2007, we paid $0.6 million related to our capital lease obligations, offset slightly by cash we received from the exercise of certain employee stock option exercises. We anticipate our financing activities could be significantly impacted during 2007 if we successfully renegotiate or refinance the Credit Facility (as defined below), or raise capital through one or more offerings of debt or equity securities.
Credit Facility and Borrowing Capacity
     As of March 31, 2007, long-term debt consisted of $342.9 million in principal associated with a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009. From our emergence from bankruptcy through March 31, 2007, more than 90% of the underlying loans of the Credit Facility have been held by an entity controlled by Mr. Carl Icahn, the Chairman of the Company’s Board of Directors and majority stockholder (the “Chairman”). As of March 31, 2007, we had $3.3 million of accrued interest that, if not paid, converts to principal. As of March 31, 2007, there were no additional borrowings available under the Credit Facility. There are no scheduled current debt service requirements because cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, if certain metrics are reached we may be required to repay the principal or interest. We may elect to begin paying interest in cash prior to the required date.

As of March 31, 2007, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 11.4%.
     The security for the Credit Facility consists of all assets of XO LLC, including the stock of its direct and indirect subsidiaries, and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements, as the term EBITDA is defined in the Credit Facility, and maximum capital expenditures. For the twelve-month period ended March 31, 2007, we were required to achieve a minimum consolidated EBITDA, as defined in the Credit Facility, of not less than $390.0 million. In addition, we are required to maintain an unrestricted cash balance of $25.0 million at the end of each fiscal quarter.
     We do not expect to meet the EBITDA covenant for the twelve-month period ended March 31, 2008. On May 7, 2007, XO LLC obtained a waiver of compliance with respect to the minimum consolidated EBITDA covenant contained in the Credit Facility for the fiscal quarter ended March 31, 2008. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended June 30, 2008. The waiver was obtained from the affiliate of our Chairman which holds a majority of XO LLC’s loans outstanding under that agreement.
     In the event that we anticipate not being in compliance with the minimum consolidated EBITDA covenant upon the first quarterly measurement date following the expiration of the most recent waiver, there can be no guarantee that we will be able to obtain another waiver. If we are not able to (i) obtain another waiver, (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved, or (iii) repay the Credit Facility with a new debt or equity offering so that the Company is in compliance, we will be required to reclassify the approximately $346.2 million of our outstanding long term debt and accrued interest to current debt as of June 30, 2007. Management is currently evaluating alternative financing available to repay the Credit Facility, including equity or refinancing.
Recent Developments
     After the Company conducted a process in which its financial advisers solicited offers from a large number of third parties, on November 4, 2005, the Company entered into an Equity Purchase Agreement with Elk Associates, an entity controlled by the Company’s Chairman and the majority stockholder, which provided for the sale of the Company’s wireline business to Elk Associates. The Equity Purchase Agreement was mutually terminated on March 30, 2006 and, accordingly, the contemplated sale of the Company’s wireline business did not occur. Upon the termination of the Elk Associates Equity Purchase Agreement, the Company engaged Bluefish Capital, Inc. (“Bluefish”) to assist it with a review of strategic alternatives. As part of this process, the Company sought, received and considered offers for the purchase of all or part of its wireline business, but credible offers that would have significantly enhanced shareholder value did not materialize. In October 2006, following this process, the Company determined that it was important to refocus on its core businesses as this was likely to be the most promising strategy for maximizing shareholder value. In early 2007, the Company retained a telecommunications consultant to assist in evaluating the marketplace and business trends. In addition, Bluefish continued to assist the Company with furnishing information to and cooperating with parties who expressed interest in acquiring certain of the Company’s assets, including the wireline business, and aiding the Company in evaluating such expressions of interest. Again, no credible offers at a premium to the market price were able to be consummated.
     The Company has determined to focus on building its core businesses and strategic methods to enhance its core business. In order to do this effectively, the Company will not at this time seek or entertain offers to purchase all or a substantial portion of its business. Instead, the Company will continue to explore a broad range of alternatives intended to enhance its core business, including the possibility of renegotiating or refinancing its existing credit facility; seeking to consummate one or more strategic acquisitions; and otherwise expanding its core businesses. The Company also believes that in order to enhance its core business, it will need to make capital expenditures. Therefore it may seek to raise capital through one or more offerings of debt and/or equity securities.
Recently Issued Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The fair value option established by FAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value options should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the potential impact of SFAS 159 on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for us the fiscal year beginning January 1, 2008. We are in the process of determining how the adoption of SFAS 157 will impact our financial position and results of operations.
Regulatory Overview
     For additional information regarding the regulatory matters affecting our business, see the “Regulatory Overview” subsection in the Managements Discussion and Analysis included in Part II, Item 7 of our 2006 Annual Report. Other than as discussed below, during the three months ended March 31, 2007, there was no new material activity related to regulatory matters.

Additional Federal Regulations
FCC
     Customer Proprietary Network Information (“CPNI”). On April 2, 2007, the FCC released an order modifying the FCC’s CPNI rules. Specifically, the FCC’s new rules, among other things, prohibit the release of call detail records over the phone, require customer notification when there has been a breach of CPNI, apply CPNI regulations to providers of interconnected voice over Internet Protocol service, and prohibit the use of readily identifiable biographical information to authenticate new on-line accounts.
Additional State and Local Regulation
     On May 8, 2007, XO Communications Services, Inc. (“XOCS”), a wholly-owned subsidiary of XO Communications, LLC, filed a formal complaint against Qwest Corporation (“Qwest”) before the Public Utilities Commission of Colorado. In the complaint, XOCS claimed that Qwest breached the interconnection agreement between the parties in Colorado by refusing to compensate XOCS for facilities that XOCS provided to connect the parties’ networks in Colorado. The likely outcome of this complaint proceeding is not known at this time.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     For the information required by this item, see Part II, Item 7A of our 2006 Annual Report. There have been no material changes for the three months ended March 31, 2007 in our market risk from those disclosed in our 2006 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods and accumulated and communicated to the Company’s management including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, they have concluded that, as of the end of such period, the controls and procedures were effective at ensuring that required information was accurate and disclosed on a timely basis in the Company’s reports filed under the Exchange Act.
Changes in Internal Controls
     There were no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     XO Holdings, Inc. (“XOH”) is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort and employment matters, which arise in the ordinary course of business. XOH believes it has adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.
Allegiance Telecom Liquidating Trust Litigation
     As previously disclosed by XOH in its periodic reports filed with the SEC, in August 2004, we filed an administrative claim against Allegiance Telecom, Inc. (“Allegiance”) in the United States Bankruptcy Court, Southern District of New York, as part of the Allegiance Chapter 11 proceedings. XOH has demanded that the Allegiance Telecom Liquidating Trust (“ATLT”) pay to us approximately $50 million based on various claims arising from our acquisition of Allegiance in 2004. The ATLT filed a counterclaim against XOH claiming damages in the amount of approximately $100 million, later reduced to $27.8 million. The Bankruptcy Court hearing was concluded on May 5, 2005.
     On February 2, 2007, the Bankruptcy Court entered a corrected order (the “Order”) regarding the claims of the parties pursuant to which, among other things, the Bankruptcy Court referred XOH and the ATLT to an accounting referee (the “Referee”) to resolve the parties’ dispute regarding the correct computation of the working capital purchase price adjustment. XOH and the ATLT are currently engaged in discussions to select the Referee. In its Order, the Bankruptcy Court ruled, among other things, as follows: (a) with respect to a the ATLT’s reimbursement claim of approximately $20 million, we must pay to the ATLT damages in the minimum amount of approximately $8.0 million, subject to an upward adjustment of up to an additional amount of approximately $2.0 million pending resolution of the dispute regarding the “true-up” of certain disputed liabilities (the “Disputed Liabilities True-Up”) by the Referee, together with interest accruing at the New York statutory rate of 9% per annum (the “New York Rate”); (b) we must pay to the ATLT the amount of approximately $0.5 million, together with interest accruing at the New York Rate, which amount represents cash received by us after the Closing, provided there is a corresponding reduction in accounts receivable included in the Acquired Assets (as defined in the Order); and (c) we shall immediately pay or deliver to the ATLT certain checks in the approximate aggregate amount of $0.6 million issued by the U.S. Internal Revenue Service on account of tax refunds owed to Allegiance, together with interest accruing at the New York Rate. In addition, the Bankruptcy Court also ruled, among other things, as follows in its Order: (x) with respect to the Disputed Liabilities True-Up dispute, the ATLT shall pay to XOH the amount of approximately $2.8 million, together with interest accruing at the New York Rate, which amount may be increased by the Referee; (y) XOH is fully subrogated to the holders of approximately $1.7 million of Allegiance liabilities that we caused to be honored after the Closing; and (z) to the extent not satisfied, the ATLT shall pay to XOH its tax reimbursement obligations, together with interest accruing at the New York Rate. We intend to appeal the Order or certain rulings reflected in the Order decided against us when appropriate.
Litigation Relating to the Wireline Sale
     On December 29, 2005, a stockholder, R2 Investments, LDC (“R2”), alleged that it was the beneficial holder of approximately 8% of our outstanding common stock, and served XOH with a complaint in a lawsuit filed in the Delaware Court of Chancery, R2 Investments v. Carl C. Icahn, et al.(C.A. No. 1862-N). The complaint (the “Original Complaint”) named as defendants XOH, its directors and certain affiliates of Mr. Carl Icahn, Chairman of our Board of Directors and, majority stockholder of both XOH and Elk Associates LLC (the “Buyer”). The Original Complaint alleged, among other things, that the Company’s Chairman and an entity alleged to be controlled by him breached their fiduciary duties of care, good faith and loyalty in connection with the Equity Purchase Agreement, dated as of November 4, 2005 (the “Equity Purchase Agreement”) providing for the sale (the “Equity Sale”) of XOH’s national wireline telecommunications business to Buyer and a related Stockholder Voting Agreement (the “Stockholder Voting Agreement”). The Original Complaint alleged that we and the director defendants acted in concert and conspired with the Company’s Chairman and the entity that he allegedly controls in violation of their fiduciary duties, and that the director defendants violated their fiduciary duties in connection with the Purchase Agreement by failing to obtain the greatest value for all shareholders. The Original Complaint sought equitable relief including, among other things, an injunction against consummation of the Equity Sale and rescission, to the extent implemented, of the Purchase Agreement, the Stockholder Voting Agreement and the Equity Sale.

     On January 5, 2006, the plaintiff moved for a preliminary injunction and expedited discovery. Similar complaints challenging the Purchase Agreement were filed in the same court by the Allegiance Telecom Liquidating Trust (Allegiance Telecom Liquidating Trust, as successor in interest to the rights of Allegiance Telecom Inc., and its direct and indirect subsidiaries v. Carl C. Icahn, et al. (C.A. No. 1877-N)) and an alleged shareholder, Mr. Donald Hillenmeyer (Donald J. Hillenmeyer, Jr. v. Carl C. Icahn, et al. (C.A. No.1880-N)) on January 9, 2006 and January 11, 2006, respectively.
     On March 31, 2006, we announced that we had reached an agreement with the Buyer to mutually terminate the Purchase Agreement. On June 29, 2006, the plaintiffs filed under seal a consolidated amended complaint (the “Amended Complaint”) in the Delaware Court of Chancery. The Amended Complaint reasserts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction and seeks, on behalf of XOH, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under our senior secured credit agreement and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits. Discovery is ongoing in this matter, and we are continuing our assessment of these allegations.
     On February 27, 2007, the Court dismissed the ATLT with prejudice from this case based on the ATLT’s sale of all of its XO Common Stock.
Houlihan Lokey Howard and Zukin Capital LLC
     On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for approximately $19 million represents HLHZ’s claim for advising us in our financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and XOH objected to the fee claim on the grounds that, inter alia, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited us for $2.0 million, which we had previously paid, and ordered us to pay the difference to HLHZ. We paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York upheld the Bankruptcy Court decision.
Level 3
     On March 28, 2005, Level 3 sent us “formal notice” that as a result of statements made in our 2004 10-K filing, wherein we disclosed that XOH is considering among other options, lighting its dark fiber in the United States to create wavelengths capacity, we were in material breach of our contractual obligations to Level 3, in reference to the First Amendment to Workout Agreement, Section 2. The Parties entered into a Workout Agreement is dated October 30, 2001 and the First Amendment to Workout Agreement is dated February 11, 2003. On May 5, 2006, we filed a complaint in the Delaware Court of Chancery requesting a declaratory judgment regarding our rights under the various agreements between the parties. On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XOH and that we had breached our agreements with Level 3. The counterclaim requested that the court award Level 3 unspecified damages. On July 11, 2006, we filed an amended compliant clarifying our claim. Both parties have since filed motions for summary judgment. These motions are set for hearing on June 5, 2007. Trial is scheduled for August 2007 in this matter.
Verizon Indemnification Notice
     On or about October 12, 2005, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement between XO Interactive, a wholly-owned subsidiary of XOH (“XOI”) and VSSI/Verizon (“Verizon”), Verizon notified XOI that Verizon and its subsidiaries, among others, had been sued by Aerotel, Ltd. (“Aerotel”) for breach of contract and declaratory judgment in the United States District Court for the Southern District of New York on January 7, 2005 (Aerotel, LTD v. Verizon Company et al (C.A. 05 CV 0120 (TPG))). The suit relates to certain prepaid calling card services, Aerotel’s claims that (i) Verizon’s provision of such services are covered by an Aerotel patent, and unless licensed, infringe that patent; and (ii) in the alternative, Verizon obtained a license under the patent from Aerotel; but that Verizon has defaulted in payment of licensing royalties. We have not acknowledged any such infringement, or liability either to Verizon or Aerotel, but are cooperating both with Verizon, with respect to the indemnity provisions, and Aerotel, with respect to its subpoena to XOI for information and documents. On November 30, 2006, the Court dismissed the underlying case based on settlement by the parties. No claims have been filed against XOH to date.

Verizon Indemnification Notice II
     On or about June 20, 2006, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement between XOI and Verizon, Verizon notified XOH that Verizon and its subsidiaries, among others, had been sued by TGIP, Inc. for patent infringement in the United States District Court for the Eastern District of Texas on or about March 17, 2006 (TGIP, Inc. v. AT&T Corp, Verizon Communications et al (C.A. 2:06-CV-105 (LED))). Although Verizon has made no formal demand for indemnification, we intend to cooperate with Verizon pursuant to its obligations under such Services Agreement.
Item 1A. Risk Factors.
Risks Related to Liquidity, Financial Resources, and Capitalization
The covenants in the Credit Facility restrict the Company’s financial and operational flexibility, which could have an adverse effect on its results of operations.
     The Credit Facility contains covenants that restrict, among other things, the amount of the Company’s capital expenditures and the Company’s ability to borrow money, grant additional liens on its assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. A company controlled by the Chairman, holds more than 90% of the principal amount of the loans outstanding under the Credit Facility. Because amendments to or waivers of covenants under the Credit Facility generally require the approval or consent of holders of a majority of the outstanding principal amount under the Credit Facility, decisions whether to amend or waive compliance with such covenants by the holders of loans under the Credit Facility can be made by our Chairman. The Credit Facility includes a financial covenant requiring the Company to maintain minimum consolidated EBITDA for the twelve-month period ending each fiscal quarter. The Company does not expect to meet its EBITDA covenant for the twelve-month period ended March 31, 2008. On May 7, 2007, XOC obtained a waiver of compliance with respect to the minimum consolidated EBITDA covenant contained in the Credit Facility for the fiscal quarter ended March 31, 2008. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended June 30, 2008. The waiver was obtained from the affiliate of the Company’s Chairman which holds a majority of the Company’s loans outstanding under that agreement.

     In the event that the Company anticipates it will not be in compliance with the minimum consolidated EBITDA covenant upon the first quarterly measurement date following the expiration of the most recent waiver, there can be no guarantee that it will be able to obtain another waiver. If the Company is not able to (i) obtain another waiver, (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved, or (iii) repay the Credit Facility with a new debt or equity offering so that the Company is in compliance, the Company will be required to reclassify the approximately $346.2 million of its outstanding long term debt and accrued interest to short term debt as of June 30, 2007.
     Although the existing waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until the June 30, 2008 covenant measurement date, this reclassification would cause a significant deterioration to the Company’s disclosed working capital and financial position. The security for the Credit Facility consists of substantially all of the Company’s wireline and wireless assets. A default under the Credit Facility could adversely affect the Company’s rights, and its ability to perform its obligations, under other commercial agreements.
     The Credit Facility also could affect the Company’s financial and operational flexibility, as follows:
•	It may impair the Company’s ability to obtain additional financing in the future;

•	It may limit the Company’s flexibility in planning for or reacting to changes in market conditions; and

•	It may cause the Company to be more vulnerable in the event of a downturn in business.
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
The Company’s rights to the use of the unlit capacity that makes up its network may be affected by the financial health of the Company’s fiber providers or by disputes with the Company’s fiber providers.
     The Company possesses the right to use the unlit capacity that is included in its network, particularly in its intercity network, through long-term leases or indefeasible right of use agreements. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of the Company’s rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of the Company’s network, the ability to expand the capacity of the Company’s network as its business grows, and ultimately on the Company’s results of operations. In addition, if one of the Company’s fiber providers, as a result of a dispute (such as the current dispute with Level 3 relating to unlit fiber, as further discussed in Footnote 10. Legal Proceedings) were to prevent us from lighting more fiber, such actions could also have a similar negative impact.
The Company continues to review its strategic alternatives.
     After the Company conducted a process in which its financial advisers solicited offers from a large number of third parties, on November 4, 2005, the Company entered into an Equity Purchase Agreement with Elk Associates, an entity controlled by the Company’s Chairman and the majority stockholder, which provided for the sale of the Company’s wireline business to Elk Associates. The Equity Purchase Agreement was mutually terminated on March 30, 2006 and, accordingly, the contemplated sale of the Company’s wireline business did not occur. Upon the termination of the Elk Associates Equity Purchase Agreement, the Company engaged Bluefish Capital, Inc. (“Bluefish”) to assist it with a review of strategic alternatives. As part of this process, the Company sought, received and considered offers for the purchase of all or part of its wireline business, but credible offers that would have significantly enhanced shareholder value did not materialize. In October 2006, following this process, the Company determined that it was important to refocus on its core businesses as this was likely to be the most promising strategy for maximizing shareholder value. In early 2007, the Company retained a telecommunications consultant to assist in evaluating the marketplace and business trends. In addition, Bluefish continued to assist the Company with furnishing information to and cooperating with parties who expressed interest in acquiring certain of the Company’s assets, including the wireline business, and aiding the Company in evaluating such expressions of interest. Again, no credible offers at a premium to the market price were able to be consummated.
     The Company has determined to focus on building its core businesses and strategic methods to enhance its core business. In order to do this effectively, the Company will not at this time seek or entertain offers to purchase all or a substantial portion of its business. Instead, the Company will continue to explore a broad range of alternatives intended to enhance its core business, including the possibility of renegotiating or refinancing its existing credit facility; seeking to consummate one or more strategic acquisitions; and otherwise expanding its core businesses. The Company also believes that in order to enhance its core business, it will need to make capital expenditures. Therefore it may seek to raise capital through one or more offerings of debt and/or equity securities.

     There can be no assurance that the Company will successfully execute its strategy as described above, including successfully refinancing the existing Credit Facility and/or successfully raising capital through one or more offerings of debt and/or equity securities. Consequently, any of these failures could have material adverse consequences on the Company’s financial position and results of operations.
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
     For additional information regarding the risk factors affecting our business and operations, see Part I, Item 1A Risk Factors in our 2006 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	XO HOLDINGS, INC.

	By:	/s / Gregory W. Freiberg Name: Gregory W. Freiberg
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
2.1	Agreement and Plan of Merger, dated as of February 28, 2006, by and among XO Communications, Inc., XO Holdings, Inc. and XO Communications, LLC (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

2.2	Amendment No. 1 to Equity Purchase Agreement, dated as of March 1, 2006, by and among XO Holdings, Inc., XO Communications, LLC (as successor by merger to XO Communications, Inc.) and Elk Associates LLC (Incorporated herein by reference to exhibit 2.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

2.3	Letter Agreement, dated March 30, 2006, between XO Holdings, Inc. and Elk Associates LLC (Incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on September 30, 2006)

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (Incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (Incorporated herein by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.3	Bylaws of XO Holdings, Inc. (Incorporated herein by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

10.4	Waiver Agreement, dated as of April 28, 2006, between the Company, its subsidiaries and Arnos Corp., as Requisite Lenders (Incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K/A of XO Holdings, Inc., filed on May 2, 2006)

10.5	Amendment No. 1 to Registration Rights Agreement made and enacted by XO Holdings, Inc. as of April 28, 2006 (Incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K/A of XO Holdings, Inc., filed on May 2, 2006)

10.6	Waiver Agreement, dated as of November 3, 2006, between the Company, its subsidiaries and Arnos Corp., as Requisite Lenders (Incorporated herein by reference to exhibit 10.6 filed with the Quarterly Report on Form 10-Q of XO Holdings, Inc., filed on November 9, 2006)

10.7	Waiver with Respect to Amended and Restated Credit Guaranty Agreement, dated as of May 7, 2007, between XO Communications LLC, its subsidiaries and Arnos Corp., as Requisite Lenders (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act as amended (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)