Form 10-Q
period 2007-06-30
XO HOLDINGS INC
filed 2007-08-09
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-30900
XO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1983517 (I.R.S. Employer Identification No.)
11111 Sunset Hills Road
Reston, Virginia 20190
(Address of principal executive offices, including zip code)
(703) 547-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares of common stock outstanding as of August 6, 2007 was 182,075,035.

XO Holdings, Inc.
Index to Form 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
XO Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$111,900	$168,563
Marketable securities	1,580	2,420
Accounts receivable, net of allowance for doubtful accounts of $12,624 at June 30, 2007 and $16,754 at December 31, 2006	119,888	131,168
Prepaid expenses and other current assets	33,856	30,859

Total current assets	267,224	333,010
Property and equipment, net	700,927	678,233
Broadband wireless licenses and other intangibles, net	53,515	63,507
Other assets	45,707	41,361

Total Assets	$1,067,373	$1,116,111

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$98,643	$98,860
Accrued liabilities	203,683	220,781

Total current liabilities	302,326	319,641
Long-term debt and accrued interest payable to related parties	356,156	336,650
Other long-term liabilities	64,005	58,430

Total Liabilities	722,487	714,721
Class A convertible preferred stock	237,571	230,542
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized; 4,000,000 shares of Class A convertible preferred stock issued and outstanding on June 30, 2007 and December 31, 2006	—	—
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000,000 shares authorized; 182,075,035 shares issued and outstanding on June 30, 2007 and 182,001,285 shares issued and outstanding on December 31, 2006	959,705	965,394
Accumulated other comprehensive income	40	880
Accumulated deficit	(852,430)	(795,426)

Total Stockholders’ Equity	107,315	170,848

Total Liabilities, Convertible Preferred stock and Stockholders’ Equity	$1,067,373	$1,116,111

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue	$352,893	$354,282	$701,406	$703,973

Cost and expenses
Cost of service (exclusive of depreciation and amortization)	150,192	153,089	286,434	307,470
Selling, operating and general	181,402	181,354	356,933	360,217
Depreciation and amortization	52,523	50,297	103,160	104,734

Total costs and expenses	384,117	384,740	746,527	772,421

Loss from operations	(31,224)	(30,458)	(45,121)	(68,448)

Other income, net	4,245	2,122	6,443	4,096
Interest expense, net	(9,191)	(7,745)	(17,826)	(15,388)

Net loss before income taxes	(36,170)	(36,081)	(56,504)	(79,740)
Income tax expense	(200)	—	(500)	—

Net loss	(36,370)	(36,081)	(57,004)	(79,740)

Preferred stock accretion	(3,540)	(3,374)	(7,029)	(6,661)

Net loss allocable to common shareholders	$(39,910)	$(39,455)	$(64,033)	$(86,401)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.22)	$(0.22)	$(0.35)	$(0.47)

Weighted average shares, basic and diluted	182,040,420	181,947,095	182,021,292	181,940,104

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
OPERATING ACTIVITIES:
Net loss	$(57,004)	$(79,740)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	103,160	104,734
Accrual of interest	19,506	16,546
Stock-based compensation	971	1,428
Changes in assets and liabilities
Accounts receivable	11,280	6,427
Other assets	(7,343)	(10,104)
Accounts payable	(4,443)	(1,930)
Accrued liabilities	(10,409)	(4,784)

Net cash provided by operating activities	55,718	32,577

INVESTING ACTIVITIES:
Capital expenditures	(109,429)	(49,559)
Proceeds from sales of marketable securities, investments and other assets	—	7,562

Net cash used in investing activities	(109,429)	(41,997)

FINANCING ACTIVITIES:
Repayments of capital leases	(3,320)	(1,307)
Proceeds from employee stock option exercises	368	341

Net cash used in financing activities	(2,952)	(966)

Net decrease in cash and cash equivalents	(56,663)	(10,386)
Cash and cash equivalents, beginning of period	168,563	176,838

Cash and cash equivalents, end of period	$111,900	$166,452

SUPPLEMENTAL DATA:
Cash paid for interest	$561	$800
Accrued interest converted to long-term debt	$19,506	$16,546
See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION
When used in this report, the terms “XOH,” the “Company,” “we,” “us” and “our” mean XO Holdings, Inc. and its subsidiaries.
XOH is a leading facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. XOH operates its business in two reportable segments through two primary operating subsidiaries. XO Communications, LLC (“XO LLC”) operates the Company’s wireline business under the trade name “XO Communications” (“XOC”). Nextlink Wireless, Inc., (“Nextlink”) operates the Company’s wireless business under the trade name “Nextlink”. See Note 10 for further information on the Company’s reportable segments. In October 2006, the Company further organized XOC into two business units – Business Services, focused on business, large enterprise and government customers; and Carrier Services, focused on wholesale telecommunications provider customers.
Basis of Presentation
The unaudited condensed, consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared according to U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. As a result, the accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company, included in its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”). In the opinion of management, the unaudited condensed, consolidated financial statements reflect all adjustments (of a normal recurring nature except as described in the notes below) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. Operating results for any interim period are not necessarily indicative of the results for any subsequent interim period or for the year ended December 31, 2007.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Examples include property and equipment, carrying value of goodwill and other intangible assets, allowance for uncollectible accounts, estimates of cost of service obtained from third parties, and accruals associated with restructuring activities. Actual results could differ from these estimates.
The Company revised an estimate for certain accrued balances for cost of service provided by other telecommunication carriers under the Triennial Review Remand Order (“TRRO”). This favorable estimate revision resulted in a $13.8 million non-cash reduction in accrued costs for the six months ended June 30, 2007. Similar estimate revisions for the six months ended June 30, 2006 resulted in $3.2 million of non-cash reductions in cost of service. There were no such changes in this estimate during the three months ended June 30, 2007 or 2006.
Transaction Based Taxes and Other Surcharges
The Company records certain transaction-based taxes and other surcharges on a gross basis. For the three months ended June 30, 2007 and 2006, respectively, revenue and expenses included taxes and surcharges of $2.9 million and $3.2 million. For the six months ended June 30, 2007 and 2006, revenue and expenses included taxes and surcharges of $5.7 million and $6.4 million, respectively.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is in the process of determining how its adoption of SFAS 157 will impact its financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated financial statements.

2. COMPREHENSIVE LOSS
Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(36,370)	$(36,081)	$(57,004)	$(79,740)
Other comprehensive (loss) income:
Net unrealized (losses) gains on investment	(880)	40	(840)	280

Comprehensive loss	$(37,250)	$(36,041)	$(57,844)	$(79,460)

3. MARKETABLE SECURITIES
The fair value, amortized cost basis and gross unrealized gains and losses of XOH’s available-for-sale marketable securities as of June 30, 2007 and December 31, 2006 are presented in the following table (dollars in thousands):

			Gross	Gross
			Unrealized	Unrealized
			Holding	Holding
Equity Securities	Fair Value	Cost Basis	Gains	(Losses)
as of June 30, 2007	$1,580	$1,540	$40	$—
as of December 31, 2006	$2,420	$1,540	$880	$—
4. LONG-LIVED ASSETS
The Company’s long-lived assets include property and equipment, broadband wireless licenses and identifiable intangible assets to be held and used.
Property and Equipment
Property and equipment consisted of the following components (dollars in thousands):

	June 30,	December 31,
	2007	2006
Telecommunications networks and acquired bandwidth	$956,136	$856,093
Furniture, fixtures, equipment and other	317,255	299,851

	1,273,391	1,155,944
Less: accumulated depreciation	(655,781)	(564,833)

	617,610	591,111
Construction-in-progress and undeployed assets	83,317	87,122

Property and equipment, net	$700,927	$678,233

Depreciation expense for the three and six months ended June 30, 2007 was $47.7 million and $93.2 million, respectively. Depreciation expense for the three and six months ended June 30, 2006 was $42.8 million and $89.8 million, respectively. Assets classified as construction-in-progress and undeployed assets are not being depreciated as they have not yet been placed in service. During the three and six months ended June 30, 2007, the Company capitalized interest on construction costs of $1.2 million and $2.4 million, respectively. During the three and six months ended June 30, 2006, the Company capitalized interest on construction costs of $1.2 million and $2.1 million, respectively.

Broadband Wireless Licenses and Other Intangibles
Effective October 1, 2006, the Company determined its broadband wireless licenses to be indefinite lived assets and discontinued their periodic amortization. The carrying value of the broadband wireless licenses is tested for impairment on at least an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. No amortization expense related to broadband wireless licenses was recorded in the statement of operations for the three or six months ended June 30, 2007. Amortization expense related to broadband wireless licenses was $1.6 million and $3.2 million for the three and six months ended June 30, 2006, respectively.
Broadband wireless licenses and other intangibles consisted of the following (dollars in thousands):

	June 30, 2007	December 31, 2006
Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	127,560	127,560
Less accumulated amortization	(127,560)	(117,568)

	—	9,992
Broadband wireless licenses — indefinite life asset	35,782	35,782
Goodwill — indefinite life asset	1,071	1,071
XO Trade name — indefinite life asset	16,662	16,662

	$53,515	$63,507

Amortization expense related to other intangibles was $4.8 million and $10.0 million for the three and six months ended June 30, 2007, respectively. Amortization expense related to other intangibles was $5.9 million and $11.7 million for the three and six months ended June 30, 2006, respectively. Definite lived intangible assets in service as of June 30, 2007 have become fully amortized.
5. LONG-TERM DEBT TO RELATED PARTIES
As of June 30, 2007, long-term debt consisted of $352.9 million in principal associated with a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009 and $3.3 million of accrued interest that, if not paid, converts to principal. More than 90% of the underlying loans of the Credit Facility are held by entities controlled by Mr. Carl Icahn, the Chairman of the Company’s Board of Directors and majority stockholder (the “Chairman”). There are no scheduled current debt service requirements because cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009; however, management may elect to begin paying interest prior to the required date. Additionally, if certain financial metrics are reached, the Company’s payment terms may be accelerated. As of June 30, 2007, the Company did not have any additional borrowing capacity available under the Credit Facility.

The security for the Credit Facility consists of all assets of the Company including the stock of its direct and indirect subsidiaries and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements (as the term EBITDA is defined in the Credit Facility), maximum capital expenditures and maintenance of an unrestricted cash balance of $25.0 million at the end of each fiscal quarter. For the twelve-month period ended June 30, 2007, the Company was required to achieve a minimum consolidated EBITDA of not less than $430.0 million.
The Company was not in compliance with the minimum consolidated EBITDA covenant for the fiscal quarter ended June 30, 2007; however, XO LLC had previously obtained a waiver of compliance with this covenant for that fiscal quarter from the affiliate of the Company’s Chairman which holds a majority of the loans, in accordance with the terms of the Credit Facility.
Management does not expect to meet the EBITDA covenant for the twelve-month period ended June 30, 2008. On August 8, 2007, XO LLC obtained another waiver of compliance with this covenant, in accordance with the terms of the Credit Facility. The waiver of compliance is filed as an exhibit to this quarterly report. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended September 30, 2008.
In the event that the Company anticipates it will not be in compliance with the minimum consolidated EBITDA covenant for the fiscal quarter ending September 30, 2008, there can be no guarantee that it will be able to obtain another waiver. If the Company is not able to (i) obtain another waiver, (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that management believes can be achieved, or (iii) repay the Credit Facility with a new debt or equity offering so that the Company is in compliance, the Company will be required to reclassify the approximately $356.2 million of its outstanding long term debt and accrued interest to short term debt as of September 30, 2007. Management is currently evaluating alternative financing available to repay the Credit Facility, including, among other things, one or more debt or equity offerings or through refinancing this Credit Facility.
6. RESTRUCTURING
During 2003, the Company restructured its operations by reducing its workforce and closing and consolidating certain leased facilities based on its assessment of future market conditions. The corresponding restructuring charges were recorded in selling, operating and general expenses in the Company’s consolidated statements of operations.
As of June 30, 2007 the Company had accruals recorded for the expected remaining future cash outflows associated with remaining lease liabilities for a number of underutilized leased facilities. In addition, the accruals include the remaining impact related to the fair value determination of leases which existed at the time of the Company’s emergence from bankruptcy on January 1, 2003. As of June 30, 2007, the remaining restructuring liability was $28.2 million, of which $17.7 million represents a non-current liability reported in other long-term liabilities in the Company’s condensed consolidated balance sheet. The current portion is included in accrued liabilities on the Company’s condensed consolidated balance sheet. The long-term restructuring liability is expected to be paid over the remaining lease terms, which expire periodically through 2019.

The following table is a reconciliation of the beginning and ending restructuring liability (dollars in thousands):

Balance as of January 1, 2007	$31,040
Estimate revisions	680
Accretion	1,838
Usage, net	(5,316)

Balance as of June 30, 2007	$28,242

7. INCOME TAXES
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions by prescribing a minimum recognition threshold which a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s financial position or results of operations.
In May 2007, the FASB issued FASB Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”). FIN 48-1 clarifies the definition of the term “settlement” in FIN 48 by providing guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. For the three and six months ended June 30, 2007, the company had no settlements.
Income tax expense for the three and six months ended June 30, 2007 consists of the Texas Gross Margin Tax and interest on certain state income tax positions.
Reconciliation of Unrecognized Tax Benefits (dollars in thousands)

Gross unrecognized tax benefits at January 1, 2007	$504,912
Gross amount of increases and decreases from tax positions–prior period	—
Gross amount of increases and decreases from tax positions–current period	—
Decreases resulting from settlements with taxing authorities	—
Decreases resulting from expiration of statutes of limitation	—

Gross unrecognized tax benefits at June 30, 2007	$504,912

As of June 30, 2007 and December 31, 2006, $4.7 million of the Company’s unrecognized tax benefits would, if recognized, affect the effective tax rate and entirely relates to state income taxes.
Interest and Penalties
In accordance with FIN 48, the Company elected to record and classify income-tax-related interest and penalties as income tax expense. The adoption of this change in accounting principle did not result in a change in the Company’s net loss allocable to common shareholders (dollars in thousands).

Accrued interest recognized as of January 1, 2007	$1,054
Interest recognized	188

Accrued interest recognized as of June 30, 2007	$1,242

There are no accrued penalties recognized as of January 1, 2007 or June 30, 2007 and no penalties recorded in the statement of operations for the three and six months ended June 30, 2007.
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
Open Tax Years
The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including, among others, California, New Jersey, New York, Texas, and Virginia remain open for tax years 2003 through 2006. The Company’s 2003 federal income tax returns are under audit by the Internal Revenue Service.
8. EARNINGS PER SHARE
Net loss per common share, basic and diluted, is computed by dividing net loss allocable to common shareholders by the weighted average number of common shares outstanding during the period. In periods of net loss, the assumed common share equivalents for stock options, warrants, and the 6% Class A convertible preferred stock are anti-dilutive, and are therefore not included in the calculation of diluted weighted average shares.
As of June 30, 2007, the Company had options outstanding to purchase approximately 9.7 million shares of its common stock, of which 7.1 million were exercisable. As of June 30, 2006, the Company had options outstanding to purchase 10.0 million shares of its common stock, of which 6.7 million were exercisable. The Company has exercisable warrants to purchase up to an additional 23.7 million shares of common stock that are anti-dilutive as of June 30, 2007 and 2006. As of June 30, 2007 and 2006, the Company had outstanding shares of preferred stock which if converted would result in an additional 51.5 million and 48.5 million common shares, respectively, which are anti-dilutive.
9. RELATED PARTY TRANSACTIONS
Various entities controlled by the Chairman hold the following interests in the Company:

	Outstanding	Series A, B and C		Preferred
	Common Stock	Warrants	Credit Facility	Stock
At December 31, 2006	Greater than 50%	Greater than 40%	Greater than 90%	52%
At June 30, 2007 (1)	Greater than 50%	Greater than 40%	Greater than 90%	52%

(1)	As reported in the July 2, 2007 Form 4 for the Chairman, and the July 2, 2007 Amendment No. 9 to Schedule 13D filed by Cardiff Holding, LLC (“Cardiff”) and other parties to such joint filings.

As a result of his ownership of a majority of the Company’s common stock, the Chairman can elect all of the Company’s directors. Currently, three employees of entities controlled by the Company’s Chairman are members on the Company’s Board of Directors and certain of its committees.
The Chairman, through Cardiff, has the right to require the Company to register shares of the Company’s common stock and Preferred Stock held by Cardiff and to include shares of the Company’s common stock and Preferred Stock held by Cardiff in certain registration statements filed by the Company from time to time.
10. SEGMENT INFORMATION
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
Nextlink
Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum in the 28-31 GHz range (“LMDS”) and in the 39 GHz range. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight. Currently, six customers account for nearly all of Nextlink’s revenue. The largest customer or reseller is XOC, an affiliate of Nextlink. Transactions between affiliates are recorded based on market rates and pricing.

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
The following tables provide summarized unaudited financial information of the Company’s two reportable segments for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
			Intercompany				Intercompany
	XOC	Nextlink	Elimination	Consolidated	XOC	Nextlink	Elimination	Consolidated
Revenue	$352,830	$303	$(240)	$352,893	$354,166	$116	$—	$354,282
Depreciation and amortization	$52,428	$95	$—	$52,523	$48,635	$1,662	—	$50,297

Loss from operations	$(28,729)	$(2,495)	$—	$(31,224)	$(26,692)	$(3,766)	—	$(30,458)
Other income, net				4,245				2,122
Interest expense, net				(9,191)				(7,745)
Income tax expense				(200)				—

Net loss				$(36,370)				$(36,081)

Capital expenditures	$65,802	$2,509	$—	$68,311	$26,529	$263	$—	$26,792

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
			Intercompany				Intercompany
	XOC	Nextlink	Elimination	Consolidated	XOC	Nextlink	Elimination	Consolidated
Revenue	$701,364	$526	$(484)	$701,406	$703,746	$227	$—	$703,973
Depreciation and amortization	102,984	176	—	$103,160	$101,432	$3,302	—	$104,734

Loss from operations	(40,064)	(5,057)	—	$(45,121)	$(57,978)	$(10,470)	—	$(68,448)
Other income, net				6,443				4,096
Interest expense, net				(17,826)				(15,388)
Income tax expense				(500)				—

Net loss				$(57,004)				$(79,740)

Capital expenditures	$106,599	$2,830	$—	$109,429	$47,401	$2,158	$—	$49,559
Total assets by segment are illustrated below (dollars in thousands):

	XOC	Nextlink	Consolidated
June 30, 2007	$1,022,520	$44,853	$1,067,373
December 31, 2006	$1,073,590	$42,521	$1,116,111
11. COMMITMENTS AND CONTINGENCIES
The Company is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort and employment matters, which arise in the ordinary course of business. The Company believes it has accrued adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, management believes that the Company has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.

Allegiance Telecom Liquidating Trust Litigation
As previously disclosed by the Company in its periodic reports filed with the SEC, in August 2004, the Company filed an administrative claim against Allegiance Telecom, Inc. (“Allegiance”) in the United States Bankruptcy Court, Southern District of New York, as part of the Allegiance Chapter 11 proceedings. The Company has demanded that the Allegiance Telecom Liquidating Trust (“ATLT”) pay to the Company approximately $50 million based on various claims arising from the acquisition of Allegiance in 2004. The ATLT filed a counterclaim against XOH claiming damages in the amount of approximately $100 million, later reduced to $27.8 million. The Bankruptcy Court hearing was concluded on May 5, 2005.
On February 2, 2007, the Bankruptcy Court entered a corrected order (the “Order”) regarding the claims of the parties pursuant to which, among other things, the Bankruptcy Court referred XOH and the ATLT to an accounting referee (the “Referee”) to resolve the parties’ dispute regarding the correct computation of the working capital purchase price adjustment. The parties have selected the Referee from the firm of Alvarez & Marsal Dispute Analysis & Forensic Services, LLC, and are gathering documents for the Referee’s consideration.
In the Order, the Bankruptcy Court ruled, among other things, as follows:
(a)	with respect to the ATLT’s reimbursement claim of approximately $20 million, XOH must pay to the ATLT damages in the minimum amount of approximately $8.0 million, subject to an upward adjustment of up to an additional amount of approximately $2.0 million pending resolution of the dispute regarding the “true-up” of certain disputed liabilities (the “Disputed Liabilities True-Up”) by the Referee, together with interest accruing at the New York statutory rate of 9% per annum (the “New York Rate”);

(b)	the Company must pay to the ATLT the amount of approximately $0.5 million, together with interest accruing at the New York Rate, which amount represents cash received by the Company after the closing of the Allegiance acquisition (the “Closing”), provided there is a corresponding reduction in accounts receivable included in the “Acquired Assets” (as defined in the Order);

(c)	the Company shall immediately pay or deliver to the ATLT certain checks in the approximate aggregate amount of $0.6 million issued by the U.S. Internal Revenue Service on account of tax refunds owed to Allegiance, together with interest accruing at the New York Rate;

(d)	with respect to the Disputed Liabilities True-Up dispute, the ATLT shall pay to XOH the amount of approximately $2.8 million, together with interest accruing at the New York Rate, which amount may be increased by the Referee;

(e)	XOH is fully subrogated to the obligations of approximately $1.7 million of Allegiance liabilities that the Company caused to be honored after the Closing; and

(f)	to the extent not satisfied, the ATLT shall pay to XOH its tax reimbursement obligations, together with interest accruing at the New York Rate.

As of June 30, 2007, an estimated amount to settle the ATLT claim was recorded in the Company’s accrued liabilities. However, at the appropriate time, XOH intends to appeal the order or certain rulings reflected in the Order decided against the Company.
As of June 30, 2007, the Company had $5.3 million recorded in other current assets related to certain payments made by the Company on behalf of the ATLT that it believes are reimbursable by the ATLT. In January 2006, the Company filed arbitration demands to recover from ATLT and Shared Technologies, Inc. amounts related to these payments. The arbitration hearings and post hearing briefs between the Company and the ATLT were completed in July 2007. The Arbitrator’s decision is pending.
Litigation Relating to the Wireline Sale
On December 29, 2005, a stockholder, R2 Investments, LDC (“R2”), alleged that it was the beneficial holder of approximately 8% of our outstanding common stock, and served XOH with a complaint in a lawsuit filed in the Delaware Court of Chancery, R2 Investments v. Carl C. Icahn, et al. (C.A. No. 1862-N). The complaint (the “Original Complaint”) named as defendants XOH, its directors and certain affiliates of Mr. Carl Icahn, Chairman of the Company’s Board of Directors, and the majority stockholder of both XOH and Elk Associates LLC (the “Buyer”). The Original Complaint alleged, among other things, that the Chairman and an entity alleged to be controlled by him breached their fiduciary duties of care, good faith and loyalty in connection with the Equity Purchase Agreement, dated as of November 4, 2005 (the “Equity Purchase Agreement”) providing for the sale (the “Equity Sale”) of XOH’s national wireline telecommunications business to the Buyer and a related Stockholder Voting Agreement (the “Stockholder Voting Agreement”). The Original Complaint alleged that XOH and the director defendants acted in concert and conspired with the Chairman and the entity that he allegedly controls in violation of their fiduciary duties, and that the director defendants violated their fiduciary duties in connection with the Equity Purchase Agreement by failing to obtain the greatest value for all shareholders. The Original Complaint sought equitable relief including, among other things, an injunction against consummation of the Equity Sale and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and the Equity Sale. On January 5, 2006, the plaintiff moved for a preliminary injunction and expedited discovery.
Similar complaints challenging the Equity Purchase Agreement were filed in the same court by the ATLT (Allegiance Telecom Liquidating Trust, as successor in interest to the rights of Allegiance Telecom Inc., and its direct and indirect subsidiaries v. Carl C. Icahn, et al. (C.A. No. 1877-N)) and an alleged shareholder, Mr. Donald Hillenmeyer (Donald J. Hillenmeyer, Jr. v. Carl C. Icahn, et al. (C.A. No.1880-N)) on January 9, 2006 and January 11, 2006, respectively. On February 27, 2007, the Court dismissed the ATLT lawsuit with prejudice based on the ATLT’s sale of all of its XOH Common Stock.
On March 31, 2006, the Company announced that it had reached an agreement with the Buyer to mutually terminate the Equity Purchase Agreement. On June 29, 2006, the plaintiffs filed under seal a consolidated amended complaint (the “Amended Complaint”) in the Delaware Court of Chancery. The Amended Complaint reasserts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction and seeks, on behalf of XOH, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under our senior secured credit agreement and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits. On June 1, 2007, the court entered a stay of discovery until July 27, 2007, to allow the parties an opportunity to discuss settlement. On July 20, 2007, the court extended the stay until September 14, 2007. An estimate of related expenses to the Company is unknown at this time.

Houlihan Lokey Howard and Zukin Capital LLC
On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for approximately $19 million represents HLHZ’s claim for advising the Company in its financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and XOH objected to the fee claim on the grounds that, among other things, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOH for $2.0 million, which the Company had previously paid, and ordered XOH to pay the difference to HLHZ. XOH paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York upheld the Bankruptcy Court decision. On May 29, 2007 HLHZ filed notice of appeal to the 2nd Circuit. All appellate briefs are due by November 16, 2007.
Level 3
On March 28, 2005, Level 3 sent the Company “formal notice” that as a result of statements made in the Company’s 2004 10-K filing, wherein it disclosed that XOH is considering among other options, lighting its dark fiber in the United States to create wavelengths capacity, XOH was in material breach of its contractual obligations to Level 3, which obligations were allegedly included in the First Amendment to the Workout Agreement, Section 2. The Parties entered into a Workout Agreement dated October 31, 2001 and the First Amendment to Workout Agreement was dated February 11, 2003. On May 5, 2006, the Company filed a complaint in the Delaware Court of Chancery requesting a declaratory judgment regarding our rights under the various agreements between the parties. On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XOH and that the Company had breached its agreements with Level 3. The counterclaim requested that the court award Level 3 unspecified damages. On July 11, 2006, XOH filed an amended complaint clarifying the Company’s claim. Both parties filed motions for summary judgment. The summary judgment hearing was held on June 5, 2007 and supplemental briefs were filed on June 29, 2007. An estimate of potential loss, if any, is unknown at this time.
Verizon Indemnification Notice
On or about June 20, 2006, pursuant to certain indemnification provisions contained in a March 14, 2002 Services Agreement between XO Interactive (“XOI”), a wholly owned subsidiary of XOH and USSI/Verizon (“Verizon”), Verizon notified XOH that Verizon and its subsidiaries, among others, had been sued by TGIP, Inc. for patent infringement in the United States District Court for the Eastern District of Texas on or about March 17, 2006 (TGIP, Inc. v. AT&T Corp, Verizon Communications et al (C.A. 2:06-CV-105 (LED))). Although Verizon has made no formal demand for indemnification, XOH intends to cooperate with Verizon pursuant to its obligations under such Services Agreement. An estimate of potential loss, if any, is unknown at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. We will discuss and provide our analysis of the following:
•	Overview of the Business;

•	Critical Accounting Policies and Estimates;

•	Results of Operations;

•	Comparison of Segment Financial Results;

•	Liquidity and Capital Resources;

•	New Accounting Pronouncements; and

•	Regulatory Overview.
Forward-looking and Cautionary Statements
We make forward-looking statements throughout this report as this term is defined in the Private Securities Litigation Reform Act of 1995. In some cases these statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. We are not obligated to publicly release any update to forward-looking statements to reflect events after the date of this report. These forward-looking statements include statements regarding:
•	Our services, including the development and deployment of data products and services based on Internet Protocol (“IP”), Ethernet, broadband wireless and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	The operation of our network and back-office systems;

•	Liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	Trends related to and expectations regarding the results of operations in future periods; and

•	The impact of judicial decisions, legislation, and regulatory developments on our cost structure, services, and marketing initiatives.
All of our forward-looking statements reflect management’s judgment based on currently available information. However, actual results in future periods may differ materially from those expressed or projected in any forward-looking statement because of a number of risks, uncertainties and assumptions that are difficult to predict, including, but not limited to:
•	The covenants in the Credit Facility restrict our financial and operational flexibility, which could have an adverse effect on our results of operations;

•	We have incurred net losses in the past and may not generate funds from operations sufficient to meet all of our cash requirements or execute our business strategy;

•	Our ability to raise additional capital through one or more offerings of debt and/or equity securities;

•	We may not prevail in our claims against the ATLT and we may not be successful in defending against the ATLT’s counterclaims;

•	Our rights to use the unlit capacity in our network may be affected by the financial health of, or disputes with, our fiber providers;

•	We may not be able to continue to connect our network to ILEC networks or to maintain Internet peering arrangements on favorable terms, which would impair our growth and performance;

•	Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices;

•	An entity owned and controlled by our Chairman is our majority stockholder and may have the ability to control matters requiring shareholder approval;

•	Future sales or issuances of our common stock could adversely affect our stock price and/or our ability to raise capital; and

•	The highly competitive nature of the telecommunications industry, which has experienced the consolidation of many existing competitors and the introduction of new competitors, could affect our ability to achieve and maintain market penetration and revenue levels sufficient to provide financial viability to our business.
For a detailed discussion of risk factors affecting our business and operations, see Part I, Item 1A, “Risk Factors” in our 2006 Annual Report.
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
As discussed in more detail throughout our results of operations subsection below, the following are highlights for the six months ended June 30, 2007 compared to June 30, 2006:
•	Revenue decreased slightly to $701.4 million, although both the dollar amount and the percentage of revenue generated by our Data Services and VoIP services continues to increase;

•	Cost of service as a percentage of sales decreased 2.9 percentage points;

•	Gross margin (our non-GAAP financial measure, see reconciliation below) increased more than $18 million;

•	Net loss decreased $22.7 million;

•	Nextlink expanded the number of operating markets where it provides broadband wireless services to 37 metropolitan markets across the United States; and

•	Our balance of cash and cash equivalents decreased approximately $57 million from December 31, 2006 to June 30, 2007.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of property and equipment, broadband wireless licenses and other intangible assets, revenue recognition, allowance for uncollectible accounts, cost of service, the Allegiance bankruptcy claim and stock-based compensation. For more information on critical accounting policies and estimates, see the “Management’s Discussion and Analysis” included in Part II, Item 7 of our 2006 Annual Report. We have discussed the application of these critical accounting estimates with the Audit Committee of our Board of Directors.
During the three months ended June 30, 2007, we did not change or adopt any new accounting estimates or policies that had a material effect on our consolidated financial condition or results of operations. In the first quarter of 2007, we revised an estimate for certain accrued balances for cost of service provided by other telecommunication carriers under the TRRO. This revision resulted in a $13.8 million non-cash reduction in accrued costs within cost of service for the six months ended June 30, 2007. A similar estimate revision in the first quarter of 2006 resulted in a $3.2 million non-cash reduction in cost of service for the six months ended June 30, 2006.
Results of Operations
The following tables contain certain data from our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007 and the comparable periods in 2006 (dollars in thousands). The information in these tables should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing in Part I, Item 1 of this report. Forward-looking information with respect to our business, on a consolidated basis, is discussed at the end of each financial results analysis.

		%		% of
		Consolidated		Consolidated
Three Months Ended June 30,	2007	Revenue	2006	Revenue	$ Change	% Change
Revenue	$352,893	100.0%	$354,282	100.0%	$(1,389)	(0.4)%
Cost and expenses
Cost of service *	150,192	42.6	153,089	43.2	$(2,897)	(1.9)%
Selling, operating, and general	181,402	51.4	181,354	51.2	$48	NM
Depreciation and amortization	52,523	14.9	50,297	14.2	$2,226	4.4%

Total cost and expenses	384,117	108.8	384,740	108.6	$(623)	(0.2)%

Loss from operations	(31,224)	(8.8)	(30,458)	(8.6)	$766	2.5%
Other income, net	4,245	1.2	2,122	0.6	$2,123	100.0%
Interest expense, net	(9,191)	(2.6)	(7,745)	(2.2)	$1,446	18.7%

Net loss before income taxes	(36,170)	(10.2)	(36,081)	(10.2)	$89	0.2%
Income tax expense	(200)	(0.1)	—	(0.0)	$200	NM

Net loss	(36,370)	(10.3)	(36,081)	(10.2)	$289	0.8%
Preferred stock accretion	(3,540)	(1.0)	(3,374)	(1.0)	$166	4.9%

Net loss applicable to common shares	$(39,910)	(11.3)%	$(39,455)	(11.2)%	$455	1.2%

Gross Margin (1)	$202,701	57.4%	$201,193	56.8%	$1,508	0.7%

		%		% of
		Consolidated		Consolidated
Six Months Ended June 30,	2007	Revenue	2006	Revenue	$ Change	% Change
Revenue	$701,406	100.0%	$703,973	100.0%	$(2,567)	(0.4)%
Cost and expenses
Cost of service *	286,434	40.8	307,470	43.7	$(21,036)	(6.8)%
Selling, operating, and general	356,933	50.9	360,217	51.2	$(3,284)	(0.9)%
Depreciation and amortization	103,160	14.7	104,734	14.9	$(1,574)	(1.5)%

Total cost and expenses	746,527	106.4	772,421	109.7	$(25,894)	(3.4)%

Loss from operations	(45,121)	(6.4)	(68,448)	(9.7)	$(23,327)	(34.1)%
Other income, net	6,443	0.9	4,096	0.6	$2,347	57.3%
Interest expense, net	(17,826)	(2.5)	(15,388)	(2.2)	$2,438	15.8%

Net loss before income taxes	(56,504)	(8.1)	(79,740)	(11.3)	$(23,236)	(29.1)%

Income tax expense	(500)	(0.0)	—	(0.0)	$500	NM

Net loss	(57,004)	(8.1)	(79,740)	(11.3)	$(22,736)	(28.5)%
Preferred stock accretion	(7,029)	(1.0)	(6,661)	(1.0)	$368	5.5%

Net loss applicable to common shares	$(64,033)	(9.1)%	$(86,401)	(12.3)%	$(22,368)	(25.9)%

Gross Margin (1)	$414,972	59.2%	$396,503	56.3%	$18,469	4.7%

*	Exclusive of depreciation and amortization expense.

NM	– not meaningful
(1) We define gross margin as revenue less cost of service excluding depreciation and amortization expenses. Gross margin is a non-GAAP financial measure which we use to assess our operating performance related solely to providing telecommunications services to our customers without taking into account expenditures that are not directly related to providing such services. Gross margin is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with U.S. generally accepted accounting principles. We believe that gross margin allows management to further assess (i) our operating performance, (ii) profitability across our customer base and (iii) trends in our competitive and regulatory environments. Additionally, we believe that gross margin is a standard measure of operating performance that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry. We believe gross margin provides investors with an additional means to evaluate the results of our operations. Gross margin as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies and differences in definition of gross margin. Therefore, we provide additional information on the components of gross margin throughout this report and provide the reconciliations to the most comparable GAAP financial measure. The following table reconciles gross margin to the most directly comparable GAAP financial measure which is net loss before income taxes (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss before income taxes	$(36,170)	$(36,081)	$(56,504)	$(79,740)
Selling, operating and general	181,402	181,354	356,933	360,217
Other income, net	(4,245)	(2,122)	(6,443)	(4,096)
Interest expense, net	9,191	7,745	17,826	15,388
Depreciation and amortization	52,523	50,297	103,160	104,734

Gross margin	$202,701	$201,193	$414,972	$396,503

Revenue
Although total revenue for the three and six months ended June 30, 2007 decreased slightly compared to the same periods in 2006, both the dollar amount and the percentage of revenue generated by our Data Services, XOptions Flex IP and Carrier VoIP integrated has increased as a result of our continued investment in and sales focus on next generation IP technologies. These increases almost completely offset the declines we experienced in revenue from our Traditional Voice Services and our Integrated Voice and Data Services, which occurred because we continue to emphasize next generation IP product offerings to new customers, rather than products within Traditional Voice and Integrated Voice and Data Services. The tables below summarize comparative sales information by type of service for the three and six months ended June 30, 2007 and 2006, respectively (dollars in thousands).

	Three Months Ended June 30,				Change
		% of		% of
	2007	Revenue	2006	Revenue	Dollars	Percent
Traditional Voice Services & Other	$171,492	48.6%	$177,651	50.1%	$(6,159)	(3.5)%
Data Services	108,309	30.7	102,195	28.8	$6,114	6.0%
Integrated Voice and Data Services	47,597	13.5	59,524	16.8	$(11,927)	(20.0)%
XOptions Flex IP	17,985	5.1	7,748	2.2	$10,237	132.1%
Carrier VoIP	7,510	2.1	7,164	2.0	$346	4.8%

Total Revenue	$352,893	100.0%	$354,282	100.0%	$(1,389)	(0.4)%

	Six Months Ended June 30,				Change
		% of		% of
	2007	Revenue	2006	Revenue	Dollars	Percent
Traditional Voice Services & Other	$340,440	48.5%	$356,458	50.6%	$(16,018)	(4.5)%
Data Services	213,533	30.4	202,118	28.7	$11,415	5.7%
Integrated Voice and Data Services	98,960	14.1	120,920	17.2	$(21,960)	(18.2)%
XOptions Flex IP	33,387	4.8	13,167	1.9	$20,220	153.6%
Carrier VoIP	15,086	2.2	11,310	1.6	$3,776	33.4%

Total Revenue	$701,406	100.0%	$703,973	100.0%	$(2,567)	(0.4)%

Traditional Voice Services & Other. Our traditional voice services include stand-alone local and long distance services, interactive voice response services, conferencing, calling card and voice-related services. For the three and six months ended June 30, 2007, traditional voice services revenue declined compared to the same periods in 2006. This decline was primarily attributable to a continuing reduction in stand-alone business line, trunk and retail long distance services offered to our small business customers. We are shifting our focus towards next generation IP-based products in anticipation of continuing increases in market demand. We expect our traditional voice services revenue, as a percentage of total revenue, will continue to decline throughout the remainder of 2007.

Data Services. Our data services include Internet access, network access and web hosting services. For the three and six months ended June 30, 2007, data service revenue increased compared to the same periods in 2006. This increase was primarily due to an approximate 10% increase in revenue from data services comprising Dedicated Internet Access, Ethernet, Private Line, Telco Collocation and Multi-Transport Networking Service offered to large business and carrier customers. This growth was partially offset by an approximate 2% decline in data services such as DSL, Dial-Up and hosting provided to our small business customers. Data services revenue from small business customers declined because of our continued focus on enterprise customers. We expect data services revenue, as a percentage of our total revenue, will continue to grow during the remainder of 2007 as our Business Services and Carrier Services business units’ customers expand their use of our nationwide inter-city fiber optic network for their data needs.
Integrated Voice and Data Services. These services are flat-rate bundled solutions which provide a combination of voice and data services, and integrated access. Our revenue is generated from service solutions such as integrated access and XOptions. For the three and six months ended June 30, 2007, revenue from our integrated voice and data services decreased compared to the same periods in 2006. This decline was caused primarily by customer churn and our focus on up-market, IP-based products. We expect revenue from our integrated voice and data services, as a percentage of total revenue, will continue to decline due to customer churn and our focus on higher margin XOptions Flex IP products.
XOptions Flex IP. For the three and six months ended June 30, 2007, revenue from XOptions Flex IP increased compared to the same periods in 2006 due to the increasing number of customers using this VoIP enabled service bundle. Our sales force is focusing on selling the higher-margin IP-based products to new customers. The number of business customers using XOptions Flex IP has increased from approximately 5,000 as of June 30, 2006 to more than 12,000 as of June 30, 2007.
Carrier VoIP. Carrier VoIP revenue is comprised of VoIP Termination and VoIP Origination services, which we launched in 2005 and 2006, respectively. These services are offered to other carriers to allow them to provide their customers with wider coverage of voice over internet protocol services. For the three and six months ended June 30, 2007 revenue from Carrier VoIP grew due to an increase in new customers and increased volume from existing customers. We expect revenue from our Carrier VoIP services, as a percentage of total revenue, will continue to increase throughout the remainder of 2007 as we continue to invest in our next generation IP network.
Cost of service (excluding depreciation and amortization). Cost of service includes the cost of connecting customers to our network via leased facilities, leasing components of network facilities and amounts paid to third-party service providers for interconnect access and transport services. For the three and six months ended June 30, 2007, cost of service decreased, in both whole dollars and as a percentage of revenue, compared to the same periods in 2006.
As part of our ongoing cost control efforts, we completed certain network optimization projects during 2007 and 2006. For the three and six months ended June 30, 2007, these projects contributed approximately $12 million and $24 million, respectively, of incremental cost savings compared to the same period in 2006. However, these benefits were partially offset by increased costs associated with revisions to certain liability estimates and a decline in the net benefits achieved from dispute resolutions and other settlements during the three and six months ended June 30, 2007 compared to the same periods in 2006.

Excluding the effects of future net dispute settlements and changes in liability estimates, if any, we anticipate cost of service as a percentage of revenue for the remainder of 2007 will remain relatively consistent with the same periods in 2006.
Gross margin. Gross margin, our non-GAAP financial measure defined above, increased in dollars and as a percentage of revenue for the three and six months ended June 30, 2007 compared to the same periods in 2006. Our gross margin increased primarily as a result of the incremental cost savings achieved through our network optimization projects.
Depreciation and amortization. Depreciation and amortization expense increased during the three months ended June 30, 2007 compared to the same period in the prior year. This increase resulted primarily from depreciation expenses associated with new capital expenditures placed in service, offset slightly by the discontinuance of amortization expense associated with our broadband wireless licenses. For the six months ended June 30, 2007, depreciation and amortization expense decreased compared to the same period in the prior year. This decrease resulted primarily from a $3.2 million reduction in amortization expense associated with the discontinuance of amortization expense related to our broadband wireless licenses, compared to the same period in the prior year. This decrease was partially offset by the increase in depreciation expense associated with new capital expenditures placed in service in 2007. In the fourth quarter of 2006, after concluding our broadband wireless licenses met the definition of indefinite lived intangible assets, we ceased the amortization of these licenses. Instead, we periodically test our broadband wireless licenses for conditions of impairment. We noted no conditions of impairment related to our broadband wireless licenses through the first half of 2007.
Other income, net. Other income increased during the three and six months ended June 30, 2007 compared to the same periods in the prior year primarily because of $2.1 million cash received related to the beneficial settlement of a legal matter.
Interest expense, net. Net interest expense increased during the three and six months ended June 30, 2007 compared to the same periods in the prior year primarily due to higher interest rates applied to the increased principal balances on our Credit Facility. The majority of interest expense for the three and six months ended June 30, 2007 and 2006 was non-cash as our Credit Facility allows for unpaid accrued interest to be converted into principal.
Comparison of Segment Financial Results
We operate our business in two reportable segments: wireline services through XOC and wireless services through Nextlink. XOC and Nextlink offer telecommunications services delivered using different technologies to different target customers. We do not allocate interest income, interest expense, investment gains or losses, accretion expense of our preferred stock or income tax expense to our two reportable segments.

XO Communications
XOC provides a comprehensive array of wireline telecommunications solutions using both IP technology and traditional delivery methods. XOC markets its solutions primarily to business customers, ranging from small and mid-size businesses to Fortune 500 companies, and to government customers. XOC also markets its solutions to telecommunications carriers and other communications customers. XOC offers customers a broad portfolio of voice, data and bundled integrated services.
To serve the broad telecommunications needs of its customers, XOC operates a network comprising a series of fiber optic cable rings located in the central business districts of numerous metropolitan areas throughout the United States. These rings are connected primarily by a network of dedicated wavelengths of transmission capacity. XOC has completed its next-generation nationwide inter-city fiber optics network and has begun deploying additional capacity upgrades along major routes on that network.
By integrating these networks with advanced software, XOC is able to provide a comprehensive array of telecommunications services primarily or entirely over a network that it owns or controls, from the initiation of the data or voice transmission to the point of termination. This integrated network provides multi-location businesses with a single source telecommunications solution within 75 metropolitan markets across the United States. XOC’s nationwide inter-city network spans approximately 18,000 route miles across the United States, while its metro area networks consist of more than 9,000 route miles of fiber optic lines connecting over 950 unique ILEC end-office collocations in 37 U.S. cities.
In 2006, we announced the formation of XO Business Services and XO Carrier Services, two new business units within XOC. XO Business Services provides businesses and large enterprises with managed IP, data and end-to-end communications solutions. XO Carrier Services delivers a broad range of IP, data and wholesale voice services to cable companies, content and search companies, telecommunications companies, VoIP providers and wireless service providers. The formation of these two new business units strengthens XOC’s focus around specific customer groups and highlights XOC’s unique competitive advantages in serving business and wholesale customers as the telecommunications industry consolidates.

The following tables summarize XOC’s results of operations for the three and six months ended June 30, 2007 compared to the same periods in 2006 (dollars in thousands):

XOC	Three Months Ended June 30,				Change
		% of		% of
	2007	Revenue	2006	Revenue	Dollars	Percent
Revenue	$352,830	100.0%	$354,166	100.0%	$(1,336)	(0.4)%
Costs and expenses
Cost of service*	150,344	42.6	153,089	43.2	$(2,745)	(1.8)%
Selling, operating and general	178,787	50.7	179,134	50.6	$(347)	(0.2)%
Depreciation and amortization	52,428	14.9	48,635	13.7	$3,793	7.8%

Total costs and expenses	381,559	108.2	380,858	107.5	$(701)	(0.2)%

Loss from operations	$(28,729)	(8.2)%	$(26,692)	(7.5)%	$2,037	7.6%

Capital expenditures	$65,802	18.7%	$26,529	7.5%	$39,273	148.0%

*	exclusive of depreciation and amortization

XOC	Six Months Ended June 30,				Change
		% of		% of
	2007	Revenue	2006	Revenue	Dollars	Percent
Revenue	$701,364	100.0%	$703,746	100.0%	$(2,382)	(0.3)%
Costs and expenses
Cost of service*	286,742	40.9	307,470	43.7	$(20,728)	(6.7)%
Selling, operating and general	351,702	50.2	352,822	50.1	$(1,120)	(0.3)%
Depreciation and amortization	102,984	14.7	101,432	14.4	$1,552	1.5%

Total costs and expenses	741,428	105.8	761,724	108.2	$(20,296)	(2.7)%

Loss from operations	$(40,064)	(5.8)%	$(57,978)	(8.2)%	$(17,914)	(30.9)%

Capital expenditures	$106,599	15.2%	$47,401	6.7%	$59,198	124.9%

*	exclusive of depreciation and amortization
Because XOC earned substantially all of our revenue and incurred the majority of our costs and expenses for the three and six months ended June 30, 2007 and 2006, the discussion of our consolidated operations under the subheading “Results of Operations” above may be used to explain the comparison of financial results for the XOC segment. Furthermore, discussion of the increase in XOC’s capital expenditures may be found under the subheading “Cash Flow” within the Liquidity and Capital Resources discussion below.
Nextlink
Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 Basic Trading Areas (“BTA”), which are typically cities or metropolitan areas located throughout the United States. For a complete list of the wireless spectrum held by Nextlink and the BTAs covered, refer to the section entitled “Wireless Business Services” in Item 1, Business of our 2006 Annual Report. Nextlink expects to renew all its LMDS spectrum licenses by Oct 2008. As of June 30, 2006, Nextlink had the ability to provide wireless services to customers in 46 metropolitan markets across the United States. XOC, an affiliate of Nextlink and its largest customer and reseller, delivers Nextlink’s broadband wireless services to businesses in 36 of these markets.

Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to 13 miles. XOC, an affiliate of Nextlink is currently one of Nextlink’s six significant customers.
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
Nextlink provides services in an emerging market and is subject to the inherent risks of early stage enterprises. In our effort to continue the growth and development of our fixed wireless business, we continue to incur capital expenditures to purchase equipment, acquire service locations, and to otherwise further develop Nextlink’s information technology systems. Because Nextlink is still in the early stages of development, it did not contribute materially to our consolidated revenue during the three and six months ended June 30, 2007 and 2006. Nextlink’s operating losses amounted to 6.9% and 8.9%, respectively, of our consolidated net loss for the three and six months ended June 30, 2007 compared to 10.4% and 13.1%, respectivey, for the same periods in 2006
The following tables summarize Nextlink’s results of operations for the three and six months ended June 30, 2007 compared to the same periods in 2006 (dollars in thousands):

Nextlink	Three Months Ended June 30,				Change
		% of		% of
	2007	Revenue	2006	Revenue	Dollars	Percent
Revenue	$303	100.0%	$116	100.0%	$187	161.2%
Costs and expenses
Cost of service*	88	29.0	—	NM	$88	NM
Selling, operating and general	2,615	863.0	2,220	1,913.8	$395	17.8%
Depreciation and amortization	95	31.4	1,662	1,432.8	$(1,567)	(94.3)%

Total costs and expenses	2,798	923.4	3,882	3,346.6	$(1,084)	(27.9)%

Loss from operations	$(2,495)	(823.4)%	$(3,766)	3,246.6%	$(1,271)	(33.7)%

Capital expenditures	$2,509	828.1%	$263	226.7%	$2,246	854.0%

* exclusive of depreciation and amortization NM - not meaningful

Nextlink	Six Months Ended June 30,				Change
		% of		% of
	2007	Revenue	2006	Revenue	Dollars	Percent
Revenue	$526	100.0%	$227	100.0%	$299	131.7%
Costs and expenses
Cost of service*	176	33.5	—	NM	$176	NM
Selling, operating and general	5,231	994.5	7,395	3,257.7	$(2,164)	(29.3)%
Depreciation and amortization	176	33.5	3,302	1,454.6	$(3,126)	(94.7)%

Total costs and expenses	5,583	1,061.5	10,697	4,712.3	$(5,114)	(47.8)%

Loss from operations	$(5,057)	(961.5)%	$(10,470)	(4,612.3)%	$(5,413)	(51.7)%

Capital expenditures	$2,830	538.0%	$2,158	950.7%	$672	31.1%

*	exclusive of depreciation and amortization

NM	– not meaningful
     Revenue. Total revenue increased for the three and six months ended June 30, 2007 compared to the same periods in the prior year. This increase resulted from the expansion of wireless backhaul, access, and network redundancy and diversity services across several markets including, but not limited to, Miami, Tampa, Los Angeles, Seattle, Phoenix, Houston, Washington, D.C., Dallas and Chicago. We expect revenue to continue to increase during 2007 as Nextlink expands service offerings into new markets.
     Cost of service (exclusive of depreciation and amortization). Nextlink’s cost of service for the three and six months ended June 30, 2007 included costs associated with real estate, fiber backhaul and power at hub sites. During the three and six months ended June 30, 2006, Nextlink provided services primarily between a hub and a remote switch for which the corresponding cost of service was insignificant. As Nextlink expands service offerings into new markets and revenue increases, we anticipate a corresponding increase in cost of service.
     Selling, operating and general. Selling, operating and general expense for the three months ended June 30, 2007 increased compared to the three months ended June 30, 2006. This increase resulted from expenses incurred to support the growth of the business. Selling, operating and general expense for the six months ended June 30, 2007 decreased compared to the same period in 2006 primarily due to a $2.9 million decline in professional and legal services. Other than these legal and professional service expenses, we believe that Nextlink’s selling, operating and general expense will continue to grow through 2007 as Nextlink continues to grow and expand its service offerings into new markets.
     Depreciation and amortization. Depreciation and amortization expense for the three and six months ended June 30, 2007 decreased compared to the same periods in 2006 primarily due to the reclassification of broadband wireless licenses to indefinite life assets in the fourth quarter of 2006. We no longer amortize our broadband wireless licenses; instead we test these assets annually for conditions of impairment. No condition of impairment existed as of June 30, 2007.
     Capital expenditures. Capital expenditures for the three and six months ended June 30, 2007 increased from the same periods in the prior year as Nextlink continues to invest in equipment and acquire service locations in support of its business development.

Liquidity and Capital Resources
Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable and to acquire capital assets, including capital expenditures needed to grow our fixed wireless business.
Cash Flow
As of June 30, 2007, our balance of cash and cash equivalents was $111.9 million, a decrease of $56.7 million from December 31, 2006. We continue to focus on building our next generation IP-based businesses to enhance our existing business. Cash outflow for strategic, growth-related investments during the first half of 2007 exceeded cash inflow from operations during the same period. We have substantially increased our investments in our (i) long-haul fiber optic network; (ii) customer driven collocation sites, (iii) Ethernet and IP-based products and (iv) wireless network. We expect our growth-related investment in network and products during the second half of 2007 to approximate the $109 million which we incurred during the first half of the year. Furthermore, we expect these investments will continue to significantly outpace our cash inflows from operations. As a result, we anticipate the balance of our cash and cash equivalents will continue to decline throughout the remainder of 2007. Therefore, we are continuing to investigate opportunities to raise additional capital through one or more offerings of debt or equity securities or through refinancing our credit facility. If we are unable to raise additional capital, we may not generate sufficient funds from operations to execute our business strategy. Furthermore, continued reductions in our cash balance could have a negative impact on our ability to raise additional capital.
During the first half of 2007, our operating activities provided net cash of $55.7 million. Operating cash flows are affected by our reported net loss adjusted for certain non-cash activity, such as depreciation, amortization and interest. Operating cash flows are also affected by changes in our working capital.
During the first half of 2007, compared to the same period in the prior year, growth-related capital expansion drove our investing activity cash flows. For the six months ended June 30, 2007, cash used in investing activities increased $67.4 million to $109.4 million. This increase was primarily due to a $59.9 million increase in capital expenditures during the first half of 2007, compared to the same period in 2006. As we continue to focus on building our IP-based businesses to enhance our core business, the number and size of strategic, growth-related capital projects we incurred during the first half of 2007 increased substantially compared to the same period in 2006. Our capital expenditures for the six months ended June 30, 2006 were offset by $7.6 million of cash we received related to certain distributions and settlement payments associated with our holding of Global Crossing debt securities.
Our financing activity cash flows consist primarily of payments on our capital lease obligations. For the six months ended June 30, 2007, our financing activities used net cash of $3.0 million, an increase of $2.0 million over payments during the six months ended June 30, 2006. During the six months ended June 30, 2007, we paid $3.3 million related to our capital lease obligations which was partially offset by cash we received from the exercise of certain employee stock options. We anticipate our financing activities could increase significantly during 2007 if we successfully renegotiate or refinance the Credit Facility, or raise capital through one or more offerings of debt or equity securities.

Credit Facility and Borrowing Capacity
As of June 30, 2007, long-term debt consisted of $352.9 million in principal associated with our Credit Facility, which matures on July 15, 2009 and $3.3 million of accrued interest that, if not paid, will convert to principal. More than 90% of the underlying loans of the Credit Facility are held by entities controlled by our Chairman. There are no scheduled current debt service requirements because cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009; however, we may elect to begin paying interest prior to the required date. Additionally, if certain financial metrics are reached, our payment terms may be accelerated. As of June 30, 2007, we did not have any additional borrowing capacity available under the Credit Facility.
The security for the Credit Facility consists of all Company assets including the stock of our direct and indirect subsidiaries and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements (as the term EBITDA is defined in the Credit Facility), maximum capital expenditures and maintenance of an unrestricted cash balance of $25.0 million at the end of each fiscal quarter. For the twelve-month period ended June 30, 2007, we were required to achieve a minimum consolidated EBITDA of not less than $430.0 million.
We were not in compliance with the minimum consolidated EBITDA covenant for the fiscal quarter ended June 30, 2007; however, XO LLC had previously obtained a waiver of compliance with this covenant for that fiscal quarter from the affiliate of the Company’s Chairman which holds a majority of the loans, in accordance with the terms of the Credit Facility.
We do not expect to meet the EBITDA covenant for the twelve-month period ended June 30, 2008. On August 8, 2007, XO LLC obtained another waiver of compliance with this covenant, in accordance with the terms of the Credit Facility. The waiver of compliance is filed as an exhibit to this quarterly report. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended September 30, 2008.
In the event that we anticipate not being in compliance with Credit Facility covenants including the minimum consolidated EBITDA covenant for the fiscal quarter ending September 30, 2008, there can be no guarantee that we will be able to obtain another waiver. If we are not able to (i) obtain another waiver, (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that we believe can be achieved, or (iii) repay the Credit Facility with a new debt or equity offering so that XO LLC is in compliance, we will be required to reclassify the $356.2 million of our outstanding long term debt and accrued interest to short term debt as of September 30, 2007. Management is currently evaluating alternative financing available to repay the Credit Facility, including, among other things, one or more debt or equity offerings or through refinancing this Credit Facility.

Capital Requirements
As we continue to focus on building our core business, our capital requirements for the second half of 2007 will continue to grow. Investments in our (i) long-haul fiber optic network; (ii) customer driven collocation sites, (iii) Ethernet and IP-based products and (iv) wireless network, all in support of revenue growth, will comprise the majority of our investing cash flows throughout the remainder of 2007.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for our fiscal year beginning January 1, 2008. We are in the process of determining how the adoption of SFAS 157 will impact our financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the potential impact of SFAS 159 on our consolidated financial statements.
Regulatory Overview
For additional information regarding the regulatory matters affecting our business, see the “Regulatory Overview” subheading in Part I, Item 1 of our 2006 Annual Report. Other than as discussed below, during the six months ended June 30, 2007, there was no new material activity related to regulatory matters.
Additional Federal Regulations
On April 2, 2007, the FCC released an order modifying the FCC’s Customer Proprietary Network Information (“CPNI”) rules. Specifically, the FCC’s new rules, among other things, prohibit the release of call detail records over the phone, require customer notification when there has been a breach of CPNI, apply CPNI regulations to providers of interconnected voice over Internet Protocol service and prohibit the use of readily identifiable biographical information to authenticate new on-line accounts.

Additional State and Local Regulation
On May 8, 2007, XO Communications Services, Inc. (“XOCS”), a wholly owned subsidiary of XO LLC, filed a formal complaint against Qwest Corporation (“Qwest”) before the Public Utilities Commission of Colorado. On June 21, 2007, XOCS filed a formal complaint against Qwest before the Arizona Corporation Commission. In the complaints, XOCS claimed that Qwest breached the interconnection agreements between the parties in Colorado and Arizona, respectively, by refusing to compensate XOCS for facilities that XOCS provided to connect the parties’ networks in Colorado and Arizona. Qwest has filed answers in both complaint proceedings, denying XOCS’ claims and setting forth affirmative defenses. The likely outcomes of these complaint proceedings are not known at this time.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For the information required by this Item, see Part II, Item 7A of our 2006 Annual Report. There have been no material changes for the three months ended June 30, 2007 in our market risk from those disclosed in our 2006 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to XOH’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
XOH is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort and employment matters, which arise in the ordinary course of business. XOH believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.
Allegiance Telecom Liquidating Trust Litigation
As previously disclosed by XOH in its periodic reports filed with the SEC, in August 2004, the Company filed an administrative claim against Allegiance Telecom, Inc. (“Allegiance”) in the United States Bankruptcy Court, Southern District of New York, as part of the Allegiance Chapter 11 proceedings. XOH has demanded that the Allegiance Telecom Liquidating Trust (“ATLT”) pay to the Company approximately $50 million based on various claims arising from our acquisition of Allegiance in 2004. The ATLT filed a counterclaim against XOH claiming damages in the amount of approximately $100 million, later reduced to $27.8 million. The Bankruptcy Court hearing was concluded on May 5, 2005.
On February 2, 2007, the Bankruptcy Court entered a corrected order (the “Order”) regarding the claims of the parties pursuant to which, among other things, the Bankruptcy Court referred XOH and the ATLT to an accounting referee (the “Referee”) to resolve the parties’ dispute regarding the correct computation of the working capital purchase price adjustment. The parties have selected the Referee from the firm of Alvarez & Marsal Dispute Analysis & Forensic Services, LLC, and are gathering documents for the Referee’s consideration.
In the Order, the Bankruptcy Court ruled, among other things, as follows:
(a)	with respect to a the ATLT’s reimbursement claim of approximately $20 million, XOH must pay to the ATLT damages in the minimum amount of approximately $8.0 million, subject to an upward adjustment of up to an additional amount of approximately $2.0 million pending resolution of the dispute regarding the “true-up” of certain disputed liabilities (the “Disputed Liabilities True-Up”) by the Referee, together with interest accruing at the New York statutory rate of 9% per annum (the “New York Rate”);

(b)	XOH must pay to the ATLT the amount of approximately $0.5 million, together with interest accruing at the New York Rate, which amount represents cash received by the Company after the closing of the Allegiance acquisition (the “Closing”), provided there is a corresponding reduction in accounts receivable included in the Acquired Assets (as defined in the Order);

(c)	XOH shall immediately pay or deliver to the ATLT certain checks in the approximate aggregate amount of $0.6 million issued by the U.S. Internal Revenue Service on account of tax refunds owed to Allegiance, together with interest accruing at the New York Rate.

(d)	with respect to the Disputed Liabilities True-Up dispute, the ATLT shall pay to XOH the amount of approximately $2.8 million, together with interest accruing at the New York Rate, which amount may be increased by the Referee;

(e)	XOH is fully subrogated to the holders of approximately $1.7 million of Allegiance liabilities that the Company caused to be honored after the Closing; and

(f)	to the extent not satisfied, the ATLT shall pay to XOH its tax reimbursement obligations, together with interest accruing at the New York Rate.
At the appropriate time, XOH intends to appeal the order or certain rulings reflected in the Order decided against the Company.
As of June 30, 2007, the Company had $5.3 million recorded in other current assets related to certain payments made by the Company on behalf of the ATLT that it believes are reimbursable by the ATLT. In January 2006, the Company filed arbitration demands to recover from ATLT and Shared Technologies, Inc. amounts related to these payments. The arbitration hearings and post hearing briefs between the Company and the ATLT were completed in July 2007. The Arbitrator’s decision is pending.
Litigation Relating to the Wireline Sale
On December 29, 2005, a stockholder, R2 Investments, LDC (“R2”), alleged that it was the beneficial holder of approximately 8% of the Company’s outstanding common stock, and served XOH with a complaint in a lawsuit filed in the Delaware Court of Chancery, R2 Investments v. Carl C. Icahn, et al. (C.A. No. 1862-N). The complaint (the “Original Complaint”) named as defendants XOH, its directors and certain affiliates of Mr. Carl Icahn, Chairman of the Company’s Board of Directors and, majority stockholder of both XOH and Elk Associates LLC (the “Buyer”). The Original Complaint alleged, among other things, that the Company’s Chairman and an entity alleged to be controlled by him breached their fiduciary duties of care, good faith and loyalty in connection with the Equity Purchase Agreement, dated as of November 4, 2005 (the “Equity Purchase Agreement”) providing for the sale (the “Equity Sale”) of the Company’s national wireline telecommunications business to the Buyer and a related Stockholder Voting Agreement (the “Stockholder Voting Agreement”). The Original Complaint alleged that XOH and the director defendants acted in concert and conspired with the Company’s Chairman and the entity that he allegedly controls in violation of their fiduciary duties, and that the director defendants violated their fiduciary duties in connection with the Equity Purchase Agreement by failing to obtain the greatest value for all shareholders. The Original Complaint sought equitable relief including, among other things, an injunction against consummation of the Equity Sale and rescission, to the extent implemented, of the Equity Purchase Agreement, the Stockholder Voting Agreement and the Equity Sale. On January 5, 2006, the plaintiff moved for a preliminary injunction and expedited discovery.

Similar complaints challenging the Equity Purchase Agreement were filed in the same court by the Allegiance Telecom Liquidating Trust (Allegiance Telecom Liquidating Trust, as successor in interest to the rights of Allegiance Telecom Inc., and its direct and indirect subsidiaries v. Carl C. Icahn, et al. (C.A. No. 1877-N)) and an alleged shareholder, Mr. Donald Hillenmeyer (Donald J. Hillenmeyer, Jr. v. Carl C. Icahn, et al. (C.A. No.1880-N)) on January 9, 2006 and January 11, 2006, respectively. On February 27, 2007, the Court dismissed the ATLT with prejudice from this case based on the ATLT’s sale of all of its XOH Common Stock.
On March 31, 2006, XOH announced that it had reached an agreement with the Buyer to mutually terminate the Equity Purchase Agreement. On June 29, 2006, the plaintiffs filed under seal a consolidated amended complaint (the “Amended Complaint”) in the Delaware Court of Chancery. The Amended Complaint reasserts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction and seeks, on behalf of XOH, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under our senior secured credit agreement and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits. On June 1, 2007, the court entered a stay of discovery until July 27, 2007, to allow the parties an opportunity to discuss settlement. On July 20, 2007, the court extended the stay until September 14, 2007.
Houlihan Lokey Howard and Zukin Capital LLC
On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for approximately $19 million represents HLHZ’s claim for advising management in the Company’s financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and XOH objected to the fee claim on the grounds that, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOH for $2.0 million, which it had previously paid, and ordered XOH to pay the difference to HLHZ. XOH paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York upheld the Bankruptcy Court decision. On May 29, 2007, HLHZ filed notice of appeal to the 2nd Circuit. All appellate briefs are due by November 16, 2007.
Level 3
On March 28, 2005, Level 3 sent the Company “formal notice” that as a result of statements made in the Company’s 2004 10-K filing, wherein the Company disclosed that it was considering among other options, lighting its dark fiber in the United States to create wavelengths capacity, XOH was in material breach of its contractual obligations to Level 3, in reference to the First Amendment to Workout Agreement, Section 2. The Parties entered into a Workout Agreement dated October 30, 2001 and the First Amendment to Workout Agreement was dated February 11, 2003. On May 5, 2006, XOH filed a complaint in the Delaware Court of Chancery requesting a declaratory judgment regarding our rights under the various agreements between the parties. On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XOH and that XOH had breached our agreements with Level 3. The counterclaim requested that the court award Level 3 unspecified damages. On July 11, 2006, XOH filed an amended complaint clarifying its claim. Both parties filed motions for summary judgment. The summary judgment hearing was held on June 5, 2007 and supplemental briefs were filed on June 29, 2007.

Verizon Indemnification Notice
On or about June 20, 2006, pursuant to certain indemnification provisions contained in a March 14, 2002, Services Agreement between XO Interactive (“XOI”), a wholly owned subsidiary of XOH and USSI/Verizon (“Verizon”), Verizon notified XOH that Verizon and its subsidiaries, among others, had been sued by TGIP, Inc. for patent infringement in the United States District Court for the Eastern District of Texas on or about March 17, 2006 (TGIP, Inc. v. AT&T Corp, Verizon Communications et al (C.A. 2:06-CV-105 (LED))). Although Verizon has made no formal demand for indemnification, XOH intends to cooperate with Verizon pursuant to its obligations under such Services Agreement.
ITEM 1A. RISK FACTORS.
For additional information regarding the risk factors affecting the Company and its financial results, see Part I, Item 1A Risk Factors in the 2006 Annual Report. The risk factors included in the 2006 Annual Report, as they have been updated in this Quarterly Report, continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report.
Risks Related to Liquidity, Financial Resources, and Capitalization
We have incurred a net loss in the past and, in the near term, may not generate funds from operations sufficient to meet all of our operating or capital cash requirements.
For each period since inception, we have incurred net losses. For the years ended December 31, 2006, 2005 and 2004 our net losses allocable to common stockholders were approximately $143.8 million, $159.2 million and $410.5 million, respectively. In the near term, we expect to use available cash to fund our operating cash needs and our ongoing capital expenditure requirements. However, we anticipate our capital expenditures in the second half of 2007 to be comparable to the approximate $109 million we spent during the first half of 2007. Furthermore, we anticipate our capital expenditures will continue to outpace estimated cash inflows from operations for the remainder of 2007. While we continue to explore the possibility of renegotiating or refinancing our existing credit facility and/or raising capital through one or more offerings of debt and/or equity securities, there can be no assurance that we will be successful in our efforts to raise additional capital to meet our current plans. If we are unable to raise additional capital through one or more financing activities, we may not generate sufficient funds from operations to execute our business strategy. Furthermore, reductions in our cash balance and recent market volatility in the corporate debt markets could adversely impact our ability to raise additional capital or to do so on financially favorable terms.

The covenants in the Credit Facility restrict our financial and operational flexibility, which could have an adverse effect on our results of operations.
Our Credit Facility contains covenants that restrict, among other things, the amount of capital expenditures and our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. Companies controlled by our Chairman hold more than 90% of the principal amount of the loans outstanding under the Credit Facility. Because amendments to or waivers of covenants under the Credit Facility generally require the approval or consent of holders of a majority of the outstanding principal amount under the Credit Facility, decisions whether to amend or waive compliance with such covenants by the holders of loans under the Credit Facility can be made by the Chairman.
The security for the Credit Facility consists of all Company assets including the stock of our direct and indirect subsidiaries and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements (as the term EBITDA is defined in the Credit Facility), maximum capital expenditures and maintenance of an unrestricted cash balance of $25.0 million at the end of each fiscal quarter. For the twelve-month period ended June 30, 2007, we were required to achieve a minimum consolidated EBITDA of not less than $430.0 million.
We were not in compliance with the minimum consolidated EBITDA covenant for the fiscal quarter ended June 30, 2007; however, XO LLC had previously obtained a waiver of compliance with this covenant for that fiscal quarter from the affiliate of the Company’s Chairman which holds a majority of the loans, in accordance with the terms of the Credit Facility.
We do not expect to meet the EBITDA covenant for the twelve-month period ended June 30, 2008. On August 8, 2007, XO LLC obtained another waiver of compliance with this covenant, in accordance with the terns of the Credit Facility. The waiver of compliance is filed as an exhibit to this quarterly report. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended September 30, 2008.
In the event that we anticipate not being in compliance with Credit Facility covenants including the minimum consolidated EBITDA covenant for the fiscal quarter ending September 30, 2008, there can be no guarantee that we will be able to obtain another waiver. If we are not able to (i) obtain another waiver, (ii) amend the Credit Facility covenant to remove the minimum EBITDA requirements or decrease the requirement to a level that we believe can be achieved, or (iii) repay the Credit Facility with a new debt or equity offering so that XO LLC is in compliance, we will be required to reclassify the $356.2 million of our outstanding long term debt and accrued interest to short term debt as of September 30, 2007. Management is currently evaluating alternative financing available to repay the Credit Facility, including, among other things, one or more debt or equity offerings or through refinancing the Credit Facility.
Although the existing waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until September 30, 2008, it only prevents a reclassification of this debt as a current liability until September 30, 2007. A reclassification of this debt would cause a significant deterioration to our disclosed working capital and financial position. The security for the Credit Facility consists of substantially all of our wireline and wireless assets. A default under the Credit Facility could adversely affect XOC’s rights, and its ability to perform its obligations under other commercial agreements.

Our Credit Facility also could affect our financial and operational flexibility, as follows:
•	It may impair our ability to obtain additional financing in the future;

•	It may limit our flexibility in planning for or reacting to changes in market conditions; and

•	It may cause us to be more vulnerable in the event of a downturn in business.
We may not prevail in our claims against the ATLT, and we may not be successful in defending against the ATLT’s counterclaims.
As previously disclosed by us in our periodic reports filed with the SEC, we have asserted various claims against the ATLT in the approximate aggregate amount of $50 million, and the ATLT has asserted various counterclaims against us. On February 2, 2007, the Bankruptcy Court entered a corrected order adjudicating some, but not all, of those claims and counterclaims. Pursuant to that order, the Bankruptcy Court ruled, among other things, in favor of the ATLT on its counterclaim relating to the proceeds of certain Allegiance receivables (which ruling requires us to pay the minimum amount of approximately $8 million, subject to an upward adjustment of up to approximately $2 million depending on the decision of an accounting referee, plus interest), and against us on our claim for payment of a management fee (in the approximate amount of $30 million). Certain of the claims and counterclaims of the parties remain to be adjudicated through, among other things, a pending arbitration proceeding and an accounting referee process. There is no assurance that the Bankruptcy Court, the accounting referee or the arbitrator will rule in our favor. Also, there is no assurance that an appellate court considering an appeal of any ruling on any of the claims or counterclaims will rule in favor of us.
Our rights to the use of the unlit capacity that makes up our network may be affected by the financial health of our fiber providers or by disputes with our fiber providers.
We possess the right to use the unlit capacity that is included in our network, particularly in our intercity network, through long-term leases or indefeasible right of use agreements. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of our network, the ability to expand the capacity of our network as our business grows, and ultimately on our results of operations. In addition, if one of our fiber providers, as a result of a dispute (such as the current dispute with Level 3 relating to unlit fiber, as further discussed in Part II, Item 1 of this Report) were to prevent us from lighting more fiber, such actions could also have a similar negative impact.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The XO Holdings, Inc. annual meeting of stockholders was held on June 12, 2007 in New York, New York. At the 2007 annual meeting of stockholders, the stockholders elected the following individuals to the Board of Directors for the succeeding year and until their successors are duly qualified and elected:

	Votes For	Votes Withheld
Carl C. Icahn	162,218,437	26,858,400
Carl J. Grivner	163,137,000	25,939,837
Peter Shea	163,142,493	25,934,344
Adam Dell	165,427,332	23,649,505
Vincent J. Intrieri	165,426,836	23,650,001
Keith Meister	163,140,893	25,935,944
Robert Knauss	164,651,083	24,425,754
Fredrik Gradin	163,140,405	25,936,432
ITEM 5. OTHER INFORMATION.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer, as well as all other employees. This Code of Ethics is publicly available on our website at www.xo.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website, in a report on Form 8-K within four days of such amendment or waiver or within our periodic filings.
On August 7, 2007, the XO Audit Committee approved a waiver to the Company’s Code of Ethics Policy in order to permit Mr. Carl Grivner, the company’s Chief Executive Officer, to continue to serve as a member of the Board of Directors for Locus Telecommunications, Inc. Mr. Grivner has served on the Board of Directors for Locus for approximately seven years. He requested that he be permitted to continue in that capacity in response to an amendment to the company’s Code of Ethics Policy that required all employees to obtain Audit Committee approval to serve on the board of any for profit company. The waiver was deemed necessary because XO’s Code of Ethics Policy requires employees to avoid any conflict of interest and even the appearance of a conflict of interest. Mr. Grivner’s service on the Locus board creates the appearance of a conflict in so far as both companies provide calling card services as well as an actual conflict of interest because both Locus and XO provide carrier termination services. The waiver was determined to be appropriate because Mr. Grivner’s long service on the Locus board began even before his appointment as the XO CEO, Locus’ focus on the consumer rather that business market, and the fact that Locus’ carrier termination service are exclusively international and represent a small volume of business. The approval for Mr. Grivner to continue to serve on the Locus board included specific conditions which would require Mr. Grivner to recuse himself from any discussions or activities at Locus or at XO that might potentially implicate the interests of the other party.
ITEM 6. EXHIBITS.
The items listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO HOLDINGS, INC.
August 9, 2007	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of February 28, 2006 by and among XO Communications, Inc., XO Holdings, Inc. and XO Communications, LLC (Incorporated by reference to Form 8-K filed on March 6, 2006)

2.2	Amendment No. 1 to Equity Purchase Agreement, dated as of March 1, 2006, by and among XO Holdings, Inc., XO Communications, LLC (as successor by merger to XO Communications, Inc.) and Elk Associates LLC (Incorporated by reference to Form 8-K filed on March 6, 2006)

2.3	Letter Agreement, dated March 30, 2006, between XO Holdings, Inc. and Elk Associates LLC (Incorporated by reference to exhibit 2.1 to Form 8-K filed on September 30, 2006)

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (Incorporated by reference to Form 8-K filed on March 6, 2006)

3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Sock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2005 (Incorporated by reference to Form 8-K filed on March 6, 2006)

3.3	Bylaws of XO Holdings, Inc. (Incorporated by reference Form 8-K filed on March 6, 2006)

10.1	Waiver with Respect to Amended and Restated Credit Guaranty Agreement dated as of May 7, 2007, between XO Communications, LLC, its subsidiaries and Arnos Corp., as Requisite Lenders (Incorporated by reference to exhibit 10.7 to Form 10-Q for the period ended March 31, 2007)

10.2	Waiver with Respect to Amended and Restated Credit Guaranty Agreement dated as of August 8, 2007, between XO Communications, LLC, its subsidiaries and Arnos Corp., as Requisite Lenders (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)