Form 10-Q
period 2007-09-30
XO HOLDINGS INC
filed 2007-11-09
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-30900
XO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1983517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13865 Sunrise Valley Drive
Herndon, Virginia 20171
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of November 5, 2007 was 182,075,035.

XO Holdings, Inc.
Index to Form 10-Q

		Page
PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	34
ITEM 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	35
ITEM 1A.	Risk Factors	38
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
ITEM 3.	Defaults Upon Senior Securities	41
ITEM 4.	Submission of Matters to a Vote of Security Holders	41
ITEM 5.	Other Information	41
ITEM 6.	Exhibits	41

SIGNATURES		42

Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
XO Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$90,882	$168,563
Marketable securities	1,220	2,420
Accounts receivable, net of allowance for doubtful accounts of $11,461 at September 30, 2007 and $16,754 at December 31, 2006	146,124	146,278
Prepaid expenses and other current assets	30,464	30,859

Total current assets	268,690	348,120
Property and equipment, net	716,776	678,233
Broadband wireless licenses and other intangibles, net	53,515	63,507
Other assets	44,158	41,361

Total Assets	$1,083,139	$1,131,221

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$91,158	$98,860
Accrued liabilities	218,231	235,891

Total current liabilities	309,389	334,751
Long-term debt and accrued interest payable to related parties	366,553	336,650
Other long-term liabilities	66,674	58,430

Total Liabilities	742,616	729,831
Class A convertible preferred stock	241,164	230,542
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized; 4,000,000 shares of Class A convertible preferred stock issued and outstanding on September 30, 2007 and December 31, 2006	—	—
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000,000 shares authorized; 182,075,035 shares issued and outstanding on September 30, 2007 and 182,001,285 shares issued and outstanding on December 31, 2006	956,570	965,394
Accumulated other comprehensive (loss) income	(320)	880
Accumulated deficit	(856,891)	(795,426)

Total Stockholders’ Equity	99,359	170,848

Total Liabilities, Convertible Preferred stock and Stockholders’ Equity	$1,083,139	$1,131,221

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenue	$359,354	$352,334	$1,060,760	$1,056,307

Cost and expenses
Cost of service (exclusive of depreciation and amortization)	140,911	141,840	427,345	449,310
Selling, operating and general	189,875	176,930	546,808	537,147
Depreciation and amortization	45,897	50,134	149,056	154,868

Total costs and expenses	376,683	368,904	1,123,209	1,141,325

Loss from operations	(17,329)	(16,570)	(62,449)	(85,018)

Other income, net	23,076	2,148	29,519	6,244
Interest expense, net	(9,904)	(8,550)	(27,730)	(23,938)

Net loss before income taxes	(4,157)	(22,972)	(60,660)	(102,712)
Income tax expense	(305)	—	(805)	—

Net loss	(4,462)	(22,972)	(61,465)	(102,712)

Preferred stock accretion	(3,593)	(3,387)	(10,622)	(10,048)

Net loss allocable to common shareholders	$(8,055)	$(26,359)	$(72,087)	$(112,760)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.04)	$(0.14)	$(0.40)	$(0.62)

Weighted average shares, basic and diluted	182,075,035	182,001,285	182,039,403	181,960,722

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
OPERATING ACTIVITIES:
Net loss	$(61,465)	$(102,712)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	149,056	154,837
Accrual of interest	29,902	25,985
Stock-based compensation	1,430	1,714
Gain on recovery of investment	(21,518)	—
Changes in assets and liabilities
Accounts receivable	154	11,427
Other assets	(2,402)	(7,207)
Accounts payable	(4,280)	(9,213)
Accrued liabilities	(10,841)	(11,314)

Net cash provided by operating activities	80,036	63,517

INVESTING ACTIVITIES:
Capital expenditures	(174,808)	(81,611)
Proceeds from recovery of investment	21,518	7,562

Net cash used in investing activities	(153,290)	(74,049)

FINANCING ACTIVITIES:
Repayments of capital leases	(4,795)	(2,091)
Proceeds from employee stock option exercises	368	341

Net cash used in financing activities	(4,427)	(1,750)

Net decrease in cash and cash equivalents	(77,681)	(12,282)
Cash and cash equivalents, beginning of period	168,563	176,838

Cash and cash equivalents, end of period	$90,882	$164,556

SUPPLEMENTAL DATA:
Cash paid for interest	$856	$1,399
Accrued interest converted to long-term debt	$29,902	$25,985
See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNICANT ACCOUNTING POLICIES
Organization and Operations
XO Holdings, Inc. and collectively with its subsidiaries (“XOH” or the “Company”) is a leading facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. The Company uses the terms “we,” “us”, “our”, and other similar terms to describe XOH and its subsidiaries within this report.
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
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared according to U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. As a result, the accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company, included in its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”). In the opinion of management, the unaudited condensed, consolidated financial statements reflect all adjustments (of a normal recurring nature except as described in the notes below) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. Operating results for any interim period are not necessarily indicative of the results for any subsequent interim period or for the year ended December 31, 2007.
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Examples include property and equipment, carrying value of goodwill and other intangible assets, allowance for uncollectible accounts, estimates of cost of service obtained from third parties, and accruals associated with underutilized leased facilities. Actual results could differ from these estimates.
The Company’s condensed consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All inter-company transactions among consolidated entities have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

Changes in Accounting Policies
There have been no significant changes in the Company’s significant accounting policies as of September 30, 2007 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Summary of Significant Accounting Policies,” in the 2006 Annual Report.
Changes in Accounting Estimates
During the nine months ended September 30, 2007, the Company evaluated and revised its estimate for certain accrued balances for cost of service provided by other telecommunication carriers under the Triennial Review Remand Order (“TRRO”). For the three and nine months ended September 30, 2007, these favorable estimate revisions resulted in reductions to loss from operations and net loss of $8.6 and $22.4 million, respectively, or $0.05 and $0.12, respectively, per basic and diluted share. A similar estimate revision in the first quarter of 2006 resulted in a reduction to loss from operations and net loss of $3.2 million, or $0.02 per basic and diluted share.
During the nine months ended September 30, 2007, the Company revised certain liability estimates related to on-going litigation. For the three and nine months ended September 30, 2007, these estimate revisions resulted in increases to loss from operations and net loss of approximately $8 million and $10 million, respectively, or $0.04 and $0.05, respectively, per basic and diluted share.
In the third quarter of 2006, the Company evaluated and revised its estimate for the liability associated with disputed amounts payable to third party telecommunications providers based on actual experience in settling similar disputes. The Company’s revised estimate considered a range of estimated settlements due based on the type of charge and the Company’s historical trend of resolutions for similarly disputed items. Revisions to the liability for outstanding disputed invoices resulted in a reduction to loss from operations and net loss of approximately $10.6 million, or $0.06 per basic and diluted share, for the quarter and nine months ended September 30, 2006.
Transaction Based Taxes and Other Surcharges
The Company records certain transaction-based taxes and other surcharges on a gross basis. For the three months ended September 30, 2007 and 2006, respectively, revenue and expenses included taxes and surcharges of $2.8 million and $2.9 million. For the nine months ended September 30, 2007 and 2006, revenue and expenses included taxes and surcharges of $8.5 million and $9.3 million, respectively.
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
2. COMPREHENSIVE LOSS
Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(4,462)	$(22,972)	$(61,465)	$(102,712)
Other comprehensive (loss) income:
Net unrealized (losses) gains on investments	(360)	(240)	(1,200)	40

Comprehensive loss	$(4,822)	$(23,212)	$(62,665)	$(102,672)

3. MARKETABLE SECURITIES
Available-for-sale securities consist of the following (in thousands):

	Estimated Fair	(Losses) Gains in Accumulated
Equity Securities	Value	Other Comprehensive Income
as of September 30, 2007	$1,220	$(320)
as of December 31, 2006	$2,420	$880

4. LONG-LIVED ASSETS
The Company’s long-lived assets include property and equipment, broadband wireless licenses and identifiable intangible assets to be held and used.
Property and Equipment
Property and equipment consisted of the following components (in thousands):

	September 30,	December 31,
	2007	2006
Telecommunications networks and acquired bandwidth	$996,914	$856,093
Furniture, fixtures, equipment and other	329,336	299,851

	1,326,250	1,155,944
Less: accumulated depreciation	(698,924)	(564,833)

	627,326	591,111
Construction-in-progress and undeployed assets	89,450	87,122

Property and equipment, net	$716,776	$678,233

Depreciation expense for the three and nine months ended September 30, 2007 was $45.9 million and $139.1 million, respectively. Depreciation expense for the three and nine months ended September 30, 2006 was $42.7 million and $132.5 million, respectively. Assets classified as construction-in-progress and undeployed assets are not being depreciated as they have not yet been placed in service. During the three and nine months ended September 30, 2007, the Company capitalized interest on construction costs of $0.9 million and $3.3 million, respectively. During the three and nine months ended September 30, 2006, the Company capitalized interest on construction costs of $1.4 million and $3.5 million, respectively.
Broadband Wireless Licenses and Other Intangibles
Effective October 1, 2006, the Company determined its broadband wireless licenses to be indefinite lived assets and discontinued their periodic amortization. The carrying value of the broadband wireless licenses is tested for impairment on at least an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. No amortization expense related to broadband wireless licenses was recorded in the statement of operations for the three or nine months ended September 30, 2007. Amortization expense related to broadband wireless licenses was $1.5 million and $4.7 million for the three and nine months ended September 30, 2006, respectively.

Broadband wireless licenses and other intangibles consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	127,560	127,560
Less: accumulated amortization	(127,560)	(117,568)

	—	9,992
Broadband wireless licenses — indefinite life asset	35,782	35,782
Goodwill — indefinite life asset	1,071	1,071
XO Trade name — indefinite life asset	16,662	16,662

	$53,515	$63,507

The Company’s definite lived intangible assets were fully amortized as of June 30, 2007. Amortization expense was $10.0 million for the nine months ended September 30, 2007. Amortization expense related to definite lived intangible assets was $6.0 million and $17.7 million for the three and nine months ended September 30, 2006, respectively.
5. LONG-TERM DEBT TO RELATED PARTIES
As of September 30, 2007, long-term debt consisted of $363.0 million in principal associated with a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009 and $3.6 million of accrued interest that, if not paid, converts to principal. More than 90% of the underlying loans of the Credit Facility are held by entities controlled by Mr. Carl Icahn, the Chairman of the Company’s Board of Directors and majority stockholder (the “Chairman”). There are no scheduled current debt service requirements because cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of the sum of consolidated net income (loss) (as defined in the Credit Facility) less: interest expense, taxes, depreciation and amortization and any other related restructuring expenses (“EBITDA”) for four consecutive quarters compared to the sum of consolidated interest expense for four consecutive quarters exceeds 4:1, the Company would be required to pay cash interest, unless waived by the lenders. Management can elect to begin paying interest in cash prior to the required date. As of September 30, 2007, the Company did not have any additional borrowing capacity available under the Credit Facility.
The security for the Credit Facility consists of all assets of the Company including the stock of its direct and indirect subsidiaries and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements (as the term EBITDA is defined in the Credit Facility), maximum capital expenditures and maintenance of an unrestricted cash balance of $25.0 million at the end of each fiscal quarter. For the twelve-month period ended September 30, 2007, the Company was required to achieve a minimum consolidated EBITDA of not less than $470.0 million.

The Company was not in compliance with the minimum consolidated EBITDA covenant for the quarter ended September 30, 2007; however, XO LLC had previously obtained a waiver of compliance with this covenant for that quarter from the affiliate of the Company’s Chairman which holds a majority of the loans, in accordance with the terms of the Credit Facility.
Management does not expect to meet the EBITDA covenant for the twelve-month period ended September 30, 2008. On November 5, 2007, XO LLC obtained another waiver of compliance with this covenant, in accordance with the terms of the Credit Facility. The waiver of compliance is filed as an exhibit to this quarterly report. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended December 31, 2008.
The Company anticipates that it may not be in compliance with the Credit Facility’s EBITDA covenant for the twelve-month period ended December 31, 2008. In addition, without raising additional capital and at its current rate of cash spending, the Company anticipates it may not be in compliance with the Credit Facility’s unrestricted cash balance covenant at the end of the second quarter of 2008. The outstanding debt and accrued interest under the Credit Facility could be accelerated and become due and payable as of the end of the fiscal quarter in which the Company fails to comply with the unrestricted cash balance covenant. However, the Company is actively pursuing various alternatives to enable it to avoid future violations of its covenants and to provide the Company with additional working capital (see “Note 13. Subsequent Events”). If the Company is not able to (i) obtain additional waivers, (ii) amend the Credit Facility covenants to remove or amend the minimum EBITDA requirement and the restricted cash covenant, or (iii) repay the Credit Facility with new debt or equity financing so that XO LLC is in compliance, the Company may be required to reclassify the $366.6 million of outstanding long term debt and accrued interest to short term debt as of December 31, 2007 or modify its current business plan.
6. UNDERUTILIZED OPERATING LEASES
As of September 30, 2007, the Company had accruals recorded for the expected remaining future net cash outflows associated with remaining lease liabilities for a number of underutilized leased facilities. In addition, the accruals include the remaining impact related to the fair value determination of leases which existed at the time of the Company’s emergence from bankruptcy on January 16, 2003. As of September 30, 2007, the remaining liability was $27.3 million, of which $17.0 million represents a non-current liability reported in other long-term liabilities in the Company’s condensed consolidated balance sheet. The current portion is included in accrued liabilities on the Company’s condensed consolidated balance sheet. The long-term liability is expected to be paid over the remaining lease terms, which expire periodically through 2019.
The following table illustrates the changes during the year (in thousands):

Balance as of January 1, 2007	$31,040
Usage, net	(8,127)
Accretion	3,478
Estimate revisions	894

Balance as of September 30, 2007	$27,285

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
In May 2007, the FASB issued FASB Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”). FIN 48-1 clarifies the definition of the term “settlement” in FIN 48 by providing guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. For the three and nine months ended September 30, 2007, the Company had no settlements.
Income tax expense for the three and nine months ended September 30, 2007 consists of the Texas Gross Margin Tax and interest on certain state income tax positions.
Reconciliation of Unrecognized Tax Benefits (in thousands)

Gross unrecognized tax benefits at January 1, 2007	$504,912
Gross amount of increases and decreases from tax positions–prior period	—
Gross amount of increases and decreases from tax positions–current period	—
Decreases resulting from settlements with taxing authorities	—
Decreases resulting from expiration of statutes of limitation	—

Gross unrecognized tax benefits at September 30, 2007	$504,912

As of September 30, 2007 and December 31, 2006, $4.7 million of the Company’s unrecognized tax benefits would, if recognized, affect the effective tax rate and entirely relates to state income taxes.
Interest and Penalties
In accordance with FIN 48, the Company elected to record and classify income tax-related interest and penalties as income tax expense. The adoption of this change in accounting principle did not result in a change in the Company’s net loss allocable to common shareholders. The table below sets forth accrued interest (in thousands):

Accrued interest as of January 1, 2007	$1,054
Interest recognized	282

Accrued interest as of September 30, 2007	$1,336

There were no accrued income tax penalties reported in the Company’s balance sheets as of January 1, 2007 or September 30, 2007. No income tax penalties were recorded in the Company’s statements of operations for the three or nine months ended September 30, 2007.
Possible Changes in Unrecognized Tax Benefits
For tax years 2003 and 2004, the Company accrued state income taxes for jurisdictions which may disallow certain intercompany deductions and basis adjustments arising out of the Company’s January 2003 emergence from bankruptcy. The statute of limitations for the 2003 tax return year may close during 2007 for some of the jurisdictions, pending the results of the Federal audit of the 2003 tax year (as noted below), resulting in a possible decrease in the accrued liability of up to $2.3 million.

Open Tax Years
The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including California, New Jersey, New York, Texas, and Virginia remain open for tax years 2003 through 2006. The Company’s 2003 federal income tax returns are under audit by the Internal Revenue Service.
8. EARNINGS PER SHARE
Net loss per common share, basic and diluted, is computed by dividing net loss allocable to common shareholders by the weighted average number of common shares outstanding during the period. In periods of net loss, the assumed common share equivalents for stock options, warrants, and the 6% Class A convertible preferred stock are anti-dilutive and are therefore not included in the calculation of diluted weighted average shares.
As of September 30, 2007, the Company had options outstanding to purchase approximately 9.6 million shares of its common stock, of which 7.5 million were exercisable. As of September 30, 2006, the Company had options outstanding to purchase 10.2 million shares of its common stock, of which 7.1 million were exercisable. The Company has exercisable warrants to purchase up to an additional 23.7 million shares of common stock that are anti-dilutive as of September 30, 2007 and 2006. As of September 30, 2007 and 2006, the Company had anti-dilutive outstanding shares of preferred stock which, if converted, would result in an additional 52.3 million and 49.2 million common shares, respectively.
9. RELATED PARTY TRANSACTIONS
Various entities controlled by the Chairman hold the following interests in the Company:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock
At December 31, 2006	Greater than 50%	Greater than 40%	Greater than 90%	Greater than 50%
At September 30, 2007 (1)	Greater than 50%	Greater than 40%	Greater than 90%	Greater than 50%

(1)	As reported in the October 2, 2007 Form 4 for the Chairman, and the July 2, 2007 Amendment No. 9 to Schedule 13D filed by Cardiff Holding, LLC (“Cardiff”) and other parties to such joint filings.
As a result of his ownership of a majority of the Company’s common stock, the Chairman can elect all of the Company’s directors. Currently, in addition to Mr. Carl Grivner, the Company’s CEO, three employees of entities controlled by the Chairman are members on the Company’s Board of Directors and certain of its committees.
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
XO Communications
XOC provides a comprehensive array of wireline telecommunications using both Internet Protocol (“IP”) technology and traditional delivery methods. XOC’s services are primarily marketed to businesses and communications services providers, including Fortune 500 companies and leading cable companies, carriers, content providers, and mobile operators. XOC’s service portfolio includes high speed data, dedicated Internet access, private networking, and next generation voice solutions.
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
Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, backhaul and redundancy. Currently, seven customers account for nearly all of Nextlink’s revenue. The largest customer and reseller is XOC. Transactions between affiliates are recorded based on market rates and pricing.
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

The following tables provide summarized unaudited financial information of the Company’s two reportable segments for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
			Intercompany				Intercompany
	XOC	Nextlink	Elimination	Consolidated	XOC	Nextlink	Elimination	Consolidated
Revenue	$359,228	$446	$(320)	$359,354	$351,799	$751	$(216)	$352,334
Depreciation and amortization	$45,719	$178	—	$45,897	$48,485	$1,649	—	$50,134

Loss from operations	$(13,965)	$(3,364)	—	$(17,329)	$(13,000)	$(3,570)	—	$(16,570)
Other income, net				23,076				2,148
Interest expense, net				(9,904)				(8,550)
Income tax expense				(305)				—

Net loss				$(4,462)				$(22,972)

Capital expenditures	$63,840	$1,539	$—	$65,379	$31,681	$371	$—	$32,052

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
			Intercompany				Intercompany
	XOC	Nextlink	Elimination	Consolidated	XOC	Nextlink	Elimination	Consolidated
Revenue	$1,060,593	$971	$(804)	$1,060,760	$1,055,545	$978	$(216)	$1,056,307
Depreciation and amortization	$148,702	$354	—	$149,056	$149,917	$4,951	—	$154,868

Loss from operations	$(54,027)	$(8,422)	—	$(62,449)	$(70,978)	$(14,040)	—	$(85,018)
Other income, net				29,519				6,244
Interest expense, net				(27,730)				(23,938)
Income tax expense				(805)				—

Net loss				$(61,465)				$(102,712)

Capital expenditures	$170,439	$4,369	$—	$174,808	$79,082	$2,529	$—	$81,611
Total assets by segment are illustrated below (in thousands):

	XOC	Nextlink	Consolidated
September 30, 2007	$1,038,228	$44,911	$1,083,139
December 31, 2006	$1,088,700	$42,521	$1,131,221
11. COMMITMENTS AND CONTINGENCIES
The Company is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort and employment matters, which arise in the ordinary course of business. The Company has accrued its best estimates of required provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, management believes that the Company has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.

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
On February 2, 2007, the Bankruptcy Court entered a corrected order (the “Order”) regarding the claims of the parties pursuant to which, among other things, the Bankruptcy Court referred XOH and the ATLT to an accounting referee (the “Referee”) to resolve the parties’ dispute regarding the correct computation of the working capital purchase price adjustment. The parties have selected the Referee from the firm of Alvarez & Marsal Dispute Analysis & Forensic Services, LLC, and have presented documents and briefs for the Referee’s consideration.
In the Order, the Bankruptcy Court ruled, among other things, as follows:
(a)	with respect to the ATLT’s reimbursement claim of approximately $20 million, XOH must pay to the ATLT damages in the minimum amount of approximately $8.0 million, subject to an upward adjustment of up to an additional amount of approximately $2 million pending resolution of the dispute regarding the “true-up” of certain disputed liabilities (the “Disputed Liabilities True-Up”) by the Referee, together with interest accruing at the New York statutory rate of 9% per annum (the “New York Rate”);

(b)	the Company must pay to the ATLT the amount of approximately $0.5 million, together with interest accruing at the New York Rate, which amount represents cash received by the Company after the closing of the Allegiance acquisition (the “Closing”), provided there is a corresponding reduction in accounts receivable included in the “Acquired Assets” (as defined in the Order);

(c)	the Company shall immediately pay or deliver to the ATLT certain checks in the approximate aggregate amount of $0.6 million issued by the U.S. Internal Revenue Service on account of tax refunds owed to Allegiance, together with interest accruing at the New York Rate;

(d)	with respect to the Disputed Liabilities True-Up, the ATLT shall pay to XOH the approximate amount of $2.8 million, together with interest accruing at the New York Rate, which amount may be increased by the Referee;

(e)	XOH is fully subrogated to the obligations of approximately $1.7 million of Allegiance liabilities that the Company caused to be honored after the Closing; and

(f)	to the extent not satisfied, the ATLT shall pay to XOH its tax reimbursement obligations, together with interest accruing at the New York Rate.
As of September 30, 2007, an estimated amount to settle the ATLT claim was recorded in the Company’s accrued liabilities. However, at the appropriate time, XOH intends to appeal the order, or certain rulings reflected in the Order decided against the Company.
As of September 30, 2007, the Company had $5.3 million recorded in other current assets related to certain payments made by the Company on behalf of the ATLT and Shared Technologies, Inc. that it believes are reimbursable by those entities. In October 2007, as a result of a binding arbitration proceeding, the amount awarded to the Company was $5.8 million, inclusive of interest.

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
On March 31, 2006, the Company announced that it had reached an agreement with the Buyer to mutually terminate the Equity Purchase Agreement. On September 29, 2006, the plaintiffs filed under seal a consolidated amended complaint (the “Amended Complaint”) in the Delaware Court of Chancery. The Amended Complaint reasserts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction and seeks, on behalf of XOH, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under the Company’s Credit Facility and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits.
On October 29, 2007, the parties notified the court that they had reached a settlement in principle in this case. The agreement in principle is non-binding and subject in all respects to the parties’ entering into a mutually acceptable formal settlement agreement. As of September 30, 2007, an estimated amount to settle the Wireline litigation claim was recorded in the Company’s accrued liabilities.

Houlihan Lokey Howard and Zukin Capital LLC
On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for approximately $19 million represents HLHZ’s claim for advising the Company in its financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and XOH objected to the fee claim on the grounds that, among other things, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOH for $2.0 million, which the Company had previously paid, and ordered XOH to pay the difference to HLHZ. XOH paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York upheld the Bankruptcy Court decision. On May 29, 2007, HLHZ filed notice of appeal to the U.S. Court of Appeals for the 2nd Circuit. All appellate briefs are due by November 16, 2007.
Level 3
On March 28, 2005, Level 3 sent the Company “formal notice” that as a result of statements made in the Company’s 2004 10-K filing, wherein it disclosed that XOH is considering among other options, lighting its dark fiber in the United States to create wavelengths capacity, XOH was in material breach of its contractual obligations to Level 3, which obligations were allegedly included in the First Amendment to the Workout Agreement, Section 2. The Parties entered into a Workout Agreement dated October 31, 2001 and the First Amendment to Workout Agreement was dated February 11, 2003. On May 5, 2006, the Company filed a complaint in the Delaware Court of Chancery requesting a declaratory judgment regarding its rights under the various agreements between the parties. On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XOH and that XOH had breached its agreements with Level 3. The counterclaim requested that the court award Level 3 unspecified damages. On July 11, 2006, XOH filed an amended complaint clarifying it’s claim. On November 2, 2007, the Court issued an opinion deciding the case in favor of XOH. The Court determined that, despite the various subsequent agreements between XOH and Level 3, XOH retained its right to light fiber it acquired pursuant to the initial Cost Sharing Indefeasible Right to Use Agreement.
Metro Nashville
The Metropolitan Government of Nashville and Davidson County, Tennessee (“Metro”) filed a complaint against XO Tennessee, Inc. (“XO”) on March 1, 2002, before the Tennessee State Chancery Court for Davidson County, Tennessee (“Complaint”). Metro sought declaratory judgment that, under Metro’s franchise ordinance and the franchise agreement executed by XO’s predecessor, US Signal, on October 18, 1994, XO (a) owed franchise fees in the amount of five percent of gross revenues from 1997 to current, and (b) was contractually obligated to allow Metro access and use of four dark fibers on XO’s network. On February 28, 2003, XO answered the Complaint contending that the franchise fee and “dark fiber” compensation provisions violated Tennessee and federal law. XO also filed a counterclaim seeking to recover all sums paid to Metro under the invalid ordinance and to recover the value of the free fiber that Metro has been using and continues to use without payment. In an amended Complaint, Metro added an alternative basis for relief, namely legal or equitable relief up to its costs allocated to XO for maintaining, managing, and owning the rights-of-way. Based on a study conducted by Metro (received by the Company in November 2006,) and the length of the relevant period of this case, to date, Metro’s costs, as calculated by Metro for the relevant period and allocated by Metro to XO, would likely exceed $20,000,000. XO disputes the methodology and results of the study and believes a reasonable estimate of Metro’s relevant costs to be no more than $1,000,000. On August 9, 2007, XO filed a motion for judgment on the pleadings that would, if granted, dispose of Metro’s Complaint in its entirety, leaving only XO’s counterclaims. The court heard oral argument on XO’s motion on October 25, 2007. XO’s motion for judgment on the pleadings remains pending. A trial date has not been set. An estimate of potential loss, if any, is unknown at this time.

Verizon Indemnification Notice
On or about June 20, 2006, pursuant to certain indemnification provisions contained in a March 14, 2002 Services Agreement between XO Interactive (“XOI”), a wholly owned subsidiary of XOH and VSSI/Verizon (“Verizon”), Verizon notified the Company that Verizon and its subsidiaries, among others, had been sued by TGIP, Inc. for patent infringement in the United States District Court for the Eastern District of Texas on or about March 17, 2006 (TGIP, Inc. v AT&T Corp, Verizon Communications et al (CA 2:06-CV-105 (LED)). The Company cooperated with Verizon pursuant to its obligations under the Agreement. On or about September 5, 2007, news sources reported that Verizon reached a confidential settlement of the claims with TGIP on the second day of the trial in this matter. The Company was not consulted regarding this settlement, and Verizon has made no formal demand for indemnification. An estimate of potential loss, if any is unknown at this time.
12. OTHER INCOME, NET
Other income, net for the three and nine months ended September 30, 2007 included $21.5 million, received in August 2007, as a final distribution related to a settlement agreement in JPMorgan Chase Bank v. Gary Winnick et. al. associated with the Company’s holding of Global Crossing debt securities. Comparable prior year periods did not include any such recoveries.
13. SUBSEQUENT EVENTS
Settlement of Litigation Relating to the Wireline Sale
On October 29, 2007, the parties involved in the litigation in Delaware relating to the Wireline Sale notified the Delaware Chancery Court that they had reached a settlement in principle. The agreement in principle is non-binding and subject in all respects to the parties’ entering into a mutually acceptable formal settlement agreement and to approval by the Court.
Refinancing
The Company is soliciting refinancing proposals from a number of major investment banks in order to raise additional capital to fund the Company’s working capital requirements and capital expenditure plan. As part of the refinancing process, the Company may also replace or renegotiate the Company’s existing Credit Facility. On September 28, 2007, the Company’s Board of Directors established a Special Committee to assist the Company in evaluating these financing alternatives and the Special Committee has retained Cowen and Company, LLC as its financial advisor. The Company is unable to provide assurance that it will ultimately consummate an alternative financing transaction or that such financing transaction can be consummated before the Company may be required to modify its current business plan or otherwise be required under its current Credit Facility to reclassify its long term debt as short term debt.

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
All of our forward-looking statements reflect management’s judgment based on currently available information. However, actual results in future periods may differ materially from those expressed or projected in any forward-looking statement because of a number of risks, uncertainties and assumptions that are difficult to predict, including, but not limited to:
•	The covenants in our Credit Facility restrict our financial and operational flexibility, which could have an adverse effect on our results of operations and our ability to refinance our debt;

•	We have incurred net losses in the past and may not generate funds from operations sufficient to meet all of our cash requirements or execute our business strategy;

•	Our ability to raise additional capital through one or more offerings of debt and/or equity securities;

•	We may not prevail in our claims against the ATLT and we may not be successful in defending against the ATLT’s counterclaims;

•	Our rights to use the unlit capacity in our network may be affected by the financial health of, or disputes with, our fiber providers;

•	We may not be able to continue to connect our network to ILEC networks or to maintain Internet peering arrangements on favorable terms, which would impair our growth and performance;

•	Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices;

•	An entity owned and controlled by our Chairman is our majority stockholder and may have the ability to control matters requiring shareholder approval;

•	Future sales or issuances of our common stock could adversely affect our stock price and/or our ability to raise capital; and

•	The highly competitive nature of the telecommunications industry, which has experienced the consolidation of many existing competitors and the introduction of new competitors, could affect our ability to achieve and maintain market penetration and revenue levels sufficient to provide financial viability to our business.
For a detailed discussion of risk factors affecting our business and operations, see Part I, Item 1A, “Risk Factors” in our 2006 Annual Report.
Overview of the Business
We are a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to growing businesses, large enterprises, government customers, emerging and established telecommunications carriers and other communications service providers. The items we believe differentiate us from the competition include our nationwide high-capacity network, advanced IP and converged communications services, and a responsive, customer-focused orientation. We operate our business in two reportable segments through two primary operating subsidiaries: XO Communications, LLC (“XO LLC”) and Nextlink Wireless, Inc. (“Nextlink”). XO LLC operates our wireline business under the trade name “XO Communications” (“XOC”).
Last year, we announced the formation of XO Business Services and XO Carrier Services, two new business units within XOC. XO Business Services provides businesses and large enterprises with managed IP, data and end-to-end communications solutions. XO Carrier Services delivers a broad range of IP, data and wholesale voice services to cable companies, content and search companies, telecommunications companies, VoIP providers and wireless service providers. The formation of these two new business units strengthens XOC’s focus around specific customer groups and highlights XOC’s unique competitive advantages in serving business and wholesale customers as the telecommunications industry consolidates.

As discussed in more detail throughout our results of operations subsection below, the following are highlights for the nine months ended September 30, 2007 compared to September 30, 2006:
•	Revenue increased $4.5 million to $1,060.8 million;

•	Cost of service decreased $22.0 million;

•	Gross margin (our non-GAAP financial measure, see reconciliation below) increased more than $26 million; and

•	Loss from operations declined by $22.6 million.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of property and equipment, broadband wireless licenses and other intangible assets, revenue recognition, allowance for uncollectible accounts, cost of service, the Allegiance bankruptcy claim and stock-based compensation. For more information on critical accounting policies and related estimates, see the “Management’s Discussion and Analysis” included in Part II, Item 7 of our 2006 Annual Report. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
During the three months ended September 30, 2007, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations. During the three months ended September 30, 2007, we revised an estimate for certain accrued liabilities for cost of service provided by other telecommunication carriers under the TRRO. For the three and nine months ended September 30, 2007, these revisions resulted in $8.6 million and $22.4 million, respectively, of non-cash reductions in accrued costs within cost of service. A similar estimate revision in the first quarter of 2006 resulted in a $3.2 million non-cash reduction in cost of service for the nine months ended September 30, 2006. During the three and nine months ended September 30, 2007, we increased certain liability estimates approximately $8 million and $10 million, respectively, related to on-going litigation. In the third quarter of 2006, we evaluated and revised our estimate for the liability associated with disputed amounts payable to third party telecommunications providers based on actual experience in settling similar disputes. Our revised estimate considered a range of estimated settlements due based on the type of charge and our historical trend of resolutions for similarly disputed items. Revisions to the liability for outstanding disputed invoices resulted in a reduction to loss from operations and net loss of approximately $10.6 million for the quarter and nine months ended September 30, 2006.
Results of Operations
The following tables contain certain data from our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and the comparable periods in 2006. The information in these tables should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing in Part I, Item 1 of this report. Forward-looking information with respect to our business, on a consolidated basis, is discussed at the end of each financial results analysis.

(dollars in thousands)

		%		% of
		Consolidated		Consolidated
Three Months Ended September 30,	2007	Revenue	2006	Revenue	$ Change	% Change
Revenue	$359,354	100.0%	$352,334	100.0%	$7,020	2.0%
Cost and expenses
Cost of service *	140,911	39.2	141,840	40.3	$(929)	(0.7)%
Selling, operating, and general	189,875	52.8	176,930	50.2	$12,945	7.3%
Depreciation and amortization	45,897	12.8	50,134	14.2	$(4,237)	(8.5)%

Total cost and expenses	376,683	104.8	368,904	104.7	$7,779	2.1%

Loss from operations	(17,329)	(4.8)	(16,570)	(4.7)	$759	4.6%
Other income, net	23,076	6.4	2,148	0.6	$20,928	974.3%
Interest expense, net	(9,904)	(2.8)	(8,550)	(2.4)	$1,354	15.8%

Net loss before income taxes	(4,157)	(1.2)	(22,972)	(6.5)	$(18,815)	(81.9)%
Income tax expense	(305)	NM	—	—	$305	NM

Net loss	(4,462)	(1.2)	(22,972)	(6.5)	$(18,510)	(80.6)%
Preferred stock accretion	(3,593)	(1.0)	(3,387)	(1.0)	$206	6.1%

Net loss applicable to common shares	$(8,055)	(2.2)%	$(26,359)	(7.5)%	$(18,304)	(69.4)%

Gross Margin (1)	$218,443	60.8%	$210,494	59.7%	$7,949	3.8%

		%		% of
		Consolidated		Consolidated
Nine Months Ended September 30,	2007	Revenue	2006	Revenue	$ Change	% Change
Revenue	$1,060,760	100.0%	$1,056,307	100.0%	$4,453	0.4%
Cost and expenses
Cost of service *	427,345	40.3	449,310	42.5	$(21,965)	(4.9)%
Selling, operating, and general	546,808	51.5	537,147	50.8	$9,661	1.8%
Depreciation and amortization	149,056	14.1	154,868	14.7	$(5,812)	(3.8)%

Total cost and expenses	1,123,209	105.9	1,141,325	108.0	$(18,116)	(1.6)%

Loss from operations	(62,449)	(5.9)	(85,018)	(8.0)	$(22,569)	(26.5)%
Other income, net	29,519	2.8	6,244	0.6	$23,275	372.8%
Interest expense, net	(27,730)	(2.6)	(23,938)	(2.3)	$3,792	15.8%

Net loss before income taxes	(60,660)	(5.7)	(102,712)	(9.7)	$(42,052)	(40.9)%
Income tax expense	(805)	(0.1)	—	—	$805	NM

Net loss	(61,465)	(5.8)	(102,712)	(9.7)	$(41,247)	(40.2)%
Preferred stock accretion	(10,622)	(1.0)	(10,048)	(1.0)	$574	5.7%

Net loss applicable to common shares	$(72,087)	(6.8)%	$(112,760)	(10.7)%	$(40,673)	(36.1)%

Gross Margin (1)	$633,415	59.7%	$606,997	57.5%	$26,418	4.4%

*	Exclusive of depreciation and amortization expense NM – not meaningful

NM – not meaningful

(1) We define gross margin as revenue less cost of service excluding depreciation and amortization expenses. Gross margin is a non-GAAP financial measure which we use to assess our operating performance related solely to providing telecommunications services to our customers without taking into account expenditures that are not directly related to providing such services. Gross margin is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with GAAP. We believe that gross margin allows management to further assess (i) our operating performance, (ii) profitability across our customer base and (iii) trends in our competitive and regulatory environments. Additionally, we believe that gross margin is a standard measure of operating performance that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry. We believe gross margin provides investors with an additional means to evaluate the results of our operations. Gross margin as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies and differences in definition of gross margin. Therefore, we provide additional information on the components of gross margin throughout this report and provide the reconciliations to the most comparable GAAP financial measure. The following table reconciles gross margin to net loss before income taxes (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss before income taxes	$(4,157)	$(22,972)	$(60,660)	$(102,712)
Selling, operating and general	189,875	176,930	546,808	537,147
Other income, net	(23,076)	(2,148)	(29,519)	(6,244)
Interest expense, net	9,904	8,550	27,730	23,938
Depreciation and amortization	45,897	50,134	149,056	154,868

Gross margin	$218,443	$210,494	$633,415	$606,997

Revenue. Our $359.4 million of revenue for the three months ended September 30, 2007 is the highest quarterly revenue we have recorded in the past two years. The increase in revenue for the three and nine months ended September 30, 2007, compared to the same periods in 2006 was driven primarily by growth in our Data Services and XOptions Flex IP categories. This was partially offset by a decline in Traditional Voice Services and Integrated Voice and Data Services. We continue to see the revenue impact associated with our focus on next-generation IP based services and the shift away from traditional circuit-switched voice services. Carrier VoIP revenue decreased due to recent financial difficulties experienced by some of our customers in this category. We also completed certain carrier private-line settlements, as discussed below, in the third fiscal quarter of 2007 which benefited revenue.
The following tables summarize comparative revenue information by type of service for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,					Change
		% of		% of
	2007	Revenue	2006	Revenue	Dollars	Percent
Traditional Voice Services & Other	$166,681	46.4%	$177,337	50.3%	$(10,656)	(6.0)%
Data Services	122,375	34.0	102,161	29.0	20,214	19.8%
Integrated Voice and Data Services	45,725	12.7	56,287	16.0	(10,562)	(18.8)%
XOptions Flex IP	20,418	5.7	9,962	2.8	10,456	105.0%
Carrier VoIP	4,155	1.2	6,587	1.9	(2,432)	(36.9)%

Total Revenue	$359,354	100.0%	$352,334	100.0%	$7,020	2.0%

	Nine Months Ended September 30,				Change
		% of		% of
	2007	Revenue	2006	Revenue	Dollars	Percent
Traditional Voice Services & Other	$509,254	48.0%	$533,898	50.5%	$(24,644)	(4.6)%
Data Services	335,908	31.7	304,279	28.8	31,629	10.4%
Integrated Voice and Data Services	144,686	13.6	177,207	16.8	(32,521)	(18.4)%
XOptions Flex IP	53,805	5.1	23,129	2.2	30,676	132.6%
Carrier VoIP	17,107	1.6	17,794	1.7	(687)	(3.9)%

Total Revenue	$1,060,760	100.0%	$1,056,307	100.0%	$4,453	0.4%

Traditional Voice Services & Other. Our Traditional Voice Services include stand-alone local and long distance services, interactive voice response services, conferencing, calling-card and voice-related services. For the three and nine months ended September 30, 2007, revenue in Traditional Voice decreased primarily from the continuing reduction in stand-alone business line, trunk and retail long distance services offered to our small business customers. We expect our Traditional Voice Services revenue will continue to decline as a percentage of our total revenue as we continue to emphasize our next generation IP-based products to new customers in anticipation of continuing increases in demand.

Data Services. Our Data Services include Internet access, network access and web-hosting services. For the three and nine months ended September 30, 2007, Data Services revenue generated from Private Line, Dedicated Internet Access, Ethernet and Telco Collocation services all increased, compared to the same periods in 2006 primarily due to our efforts to grow our base of up-market services with our large business and carrier customers. However, this growth was partially offset by a continued decline in revenue from DSL, Dial-Up and hosting, which are services we provide to small business customers. For the three and nine months ended September 30, 2007, Data Services included approximately $6 million of revenue recognized associated with certain carrier private-line settlements finalized in the current quarter. We expect Data Services revenue, as a percentage of our total revenue, will continue to grow as we begin to realize returns on the recent investments in our (i) long-haul fiber optic network, (ii) customer driven collocation sites, and (iii) Ethernet and IP-based products.
Integrated Voice and Data Services. These services are flat-rate bundled solutions which provide a combination of voice and data services. Our revenue is generated from service solutions such as Integrated Access and XOptions. For the three and nine months ended September 30, 2007, revenue from our integrated voice and data services decreased compared to the same periods in 2006 primarily due to customer churn within legacy products which we are no longer actively marketing or selling. Instead, our sales force is focused on providing customers with next generation, up-market, IP-based products such as XOptions Flex IP. We expect revenue from our integrated voice and data services will continue to decline.
XOptions Flex IP. For both the three and nine months ended September 30, 2007, revenue from XOptions Flex IP more than doubled compared to the same periods in 2006. We continue to experience very strong demand for this VoIP-enabled service bundle among mid-market customers. The increases in XOptions Flex and Data Services revenue more than offset the declines in our Traditional Voice and Integrated Voice and Data Services.
Carrier VoIP. Carrier VoIP revenue comprises VoIP Termination and VoIP Origination services. These services are offered to other carriers to allow them to provide their customers with wider coverage of voice over internet protocol services. For the three and nine months ended September 30, 2007, Carrier VoIP revenue declined compared to the same periods in the prior year. Several of our larger Carrier VoIP customers have recently experienced financial challenges which have adversely impacted their volume of activity with us during the quarter ended September 30, 2007.
Cost of Service (excluding depreciation and amortization). Cost of service includes the cost of connecting customers to our network via leased facilities, leasing components of network facilities and amounts paid to third-party service providers for interconnect access and transport services. For the three and nine months ended September 30, 2007, cost of service, both in dollars and as a percentage of revenue, have decreased compared to the same periods in 2006.
As part of our ongoing cost control efforts, we completed certain network optimization projects during 2007 and 2006. For the three and nine months ended September 30, 2007, these projects contributed approximately $12 million and $37 million, respectively, of incremental cost savings compared to the same periods in 2006. These savings were partially offset by increased costs associated with growth and volume to support customer services.

In the current quarter, we reduced our liability estimate under the TRRO by $8.6 million. For the nine months ended September 30, 2007, our liability estimate under the TRRO decreased $22.4 million. These liability estimate revisions had a favorable impact to our cost of services for both the three and nine months ended September 30, 2007, compared to the same periods in 2006. However, these benefits were partially offset by the beneficial impact of prior year changes to certain Telco dispute liability estimates not repeated in the current year. Excluding the effects of future net dispute settlements and changes in liability estimates, if any, we anticipate cost of service as a percentage of revenue for the remainder of 2007 will remain relatively consistent with the current period.
Gross Margin. Gross margin, our non-GAAP financial measure as defined above, increased in both dollars and as a percentage of revenue for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The improvements to the quarterly gross margin were primarily due to increased revenue resulting from recent settlement activity. The improvements to the gross margin for the nine months ended September 30, 2007 were principally due to reduced costs resulting from on-going network optimization projects and the change in liability estimated for TRRO related charges, offset partially by the effect of certain prior-year liability estimate revisions not repeated in the current year.
Selling, Operating and General. Selling, operating and general expense (“SO&G”) includes expenses related to network maintenance, sales and marketing, network operations and engineering, information systems, general corporate office functions and collection risks. SO&G increased in both dollars and as a percentage of revenue for the three and nine months ended September 30, 2007, compared to the same periods in 2006. In the third quarter of 2007, we increased the estimated liabilities associated with certain on-going litigation by approximately $8 million. Furthermore, during the three and nine months ended September 30, 2007, payroll related expenses increased compared to the same periods in the prior year related to increased headcount. In conjunction with sales and marketing initiatives, we increased our headcount to support our recent increased investments in new products and our networks. These increases were partially offset by reductions to our bad debt expense of $2.6 and $7.9, respectively, for the three and nine months ended September 30, 2007, compared to the same periods in the prior year. Bad debt expense decreased as a result of ongoing company initiatives to improve our collection activity on outstanding and past-due accounts.
Depreciation and Amortization. Depreciation and amortization expense for the three and nine months ended September 30, 2007 decreased compared to the same periods in the prior year. Our definite lived intangible assets became fully amortized as of June 30, 2007. In addition, we discontinued the amortization of our broadband wireless licenses in the fourth quarter of 2006 after concluding our broadband wireless licenses met the definition of an indefinite lived intangible asset. These two factors caused our amortization expense to decline between the respective periods. The declines in amortization expense were partially offset by an increase in depreciation expense associated with new capital expenditures placed in service in 2007. We periodically test our broadband wireless licenses for conditions of impairment. We noted no conditions of impairment related to our broadband wireless licenses during 2007.

Other Income, Net. The $21.0 million increase in other income during the three months ended September 30, 2007 compared to the same period in the prior year, was due to cash received related to the beneficial settlement of a legal matter regarding our holding of Global Crossing debt securities.
Interest Expense, Net. Net interest expense increased 15.8% during the three and nine months ended September 30, 2007 compared to the same periods in the prior year primarily due to higher interest rates applied to the increased principal balances on our Credit Facility. The majority of interest expense for the three and nine months ended September 30, 2007 and 2006 was non-cash as our Credit Facility allows for unpaid accrued interest to be converted into principal.
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
XO Communications. XOC is a leading provider of 21st century communications services for businesses and communications services providers, including Fortune 500 companies and leading cable companies, carriers, content providers, and mobile operators. Utilizing its unique and powerful nationwide IP network and extensive local metro networks and broadband wireless facilities, XOC service portfolio includes a broad range of managed voice, data and IP services in 75 metropolitan markets across the United States.
XOC has completed its next-generation nationwide inter-city fiber optic network and has begun deploying additional capacity upgrades along major routes on that network. During 2007, XOC has made significant investments in its inter-city network to expand its ability to deliver high-capacity network services. During 2007, XOC completed an increase in the capacity of its core network, deploying an additional 800 Gigabits (Gbps) of capacity on major coast-to-coast rings across its nationwide 18,000 route-mile optical network, augmenting a capacity expansion completed last year which delivered 400 Gbps of capacity across its network. By integrating these networks with advanced software, XOC is able to provide a comprehensive array of telecommunications services primarily or entirely over a network that it owns or controls. Additionally, XOC’s metro area networks consist of more than 9,000 route miles of fiber optic lines connecting over 950 unique ILEC end-office collocations in 37 U.S. cities.
In 2006, we announced the formation of XO Business Services and XO Carrier Services, two new business units within XOC. XO Business Services provides businesses and large enterprises with managed IP, data and end-to-end communications solutions. XO Business Services’ managed IP solution allows customers with single or multiple locations to outsource the deployment and management of their premise-based IP systems. This solution provides businesses with the benefits and features of IP Telephony while helping to lower their total cost of network ownership by eliminating the expenses of purchasing, maintaining and managing their own voice and data equipment.
The addition of new IP and high-bandwidth network services for enterprises provides XOC with additional opportunities in the enterprise market as customers seek alternatives to incumbent telecom companies in the wake of industry consolidation. XOC has also expanded its IP services portfolio to support the requirements of larger businesses and enterprises with the launch of new products. The recent enhancements to this portfolio provide businesses and enterprises with more choices to migrate data and voice communications to converged IP solutions. XO Carrier Services delivers a broad range of IP, data and wholesale voice services to cable companies, content and search companies, telecommunications companies, VoIP providers and wireless service providers.

The following tables summarize XOC’s results of operations for the three and nine months ended September 30, 2007 compared to the same periods in 2006 (dollars in thousands):
XOC

	Three Months Ended September 30,				Change
		% of		% of
		XOC		XOC
	2007	Revenue	2006	Revenue	Dollars	Percent
Revenue	$359,228	100.0%	$351,799	100.0%	$7,429	2.1%
Costs and expenses
Cost of service*	141,058	39.3	141,992	40.4	$(934)	(0.7)%
Selling, operating and general	186,416	51.9	174,322	49.5	$12,094	6.9%
Depreciation and amortization	45,719	12.7	48,485	13.8	$(2,766)	(5.7)%

Total costs and expenses	373,193	103.9	364,799	103.7	$8,394	2.3%

Loss from operations	$(13,965)	(3.9)%	$(13,000)	(3.7)%	$965	7.4%

Capital expenditures	$63,840	17.8%	$31,681	9.0%	$32,159	101.5%

*	exclusive of depreciation and amortization
XOC

	Nine Months Ended September 30,				Change
		% of		% of
		XOC		XOC
	2007	Revenue	2006	Revenue	Dollars	Percent
Revenue	$1,060,593	100.0%	$1,055,545	100.0%	$5,048	0.5%
Costs and expenses
Cost of service*	427,800	40.3	449,462	42.6	$(21,662)	(4.8)%
Selling, operating and general	538,118	50.8	527,144	49.9	$10,974	2.1%
Depreciation and amortization	148,702	14.0	149,917	14.2	$(1,215)	(0.8)%

Total costs and expenses	1,114,620	105.1	1,126,523	106.7	$(11,903)	(1.1)%

Loss from operations	$(54,027)	(5.1)%	$(70,978)	(6.7)%	$(16,951)	(23.9)%

Capital expenditures	$170,439	16.1%	$79,082	7.5%	$91,357	115.5%

*	exclusive of depreciation and amortization
Because XOC earned substantially all of our revenue and incurred the majority of our costs and expenses for the three and nine months ended September 30, 2007 and 2006, the discussion of our consolidated operations under the subheading “Results of Operations” above may be used to explain the comparison of financial results for the XOC segment. Furthermore, discussion of the increase in XOC’s capital expenditures may be found under the subheading “Cash Flow” within the Liquidity and Capital Resources discussion below.
Nextlink. Nextlink provides a high-speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 Basic Trading Areas (“BTA”), which are typically cities or metropolitan areas located throughout the United States. For a complete list of the wireless spectrum held by Nextlink and the BTAs covered, refer to the section entitled “Wireless Business Services” in Item 1, Business of our 2006 Annual Report. As of September 30, 2007, Nextlink had deployed broadband wireless networks in 22 markets covering 23 licenses across the United States. Nextlink expects to meet the FCC LMDS license renewal obligations for all of its LMDS licenses by October 2008.

Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within line-of-sight over distances of up to 13 miles. Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization and redundancy. Currently, seven customers account for nearly all of Nextlink’s revenue. The largest customer or reseller is XOC.
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
Nextlink provides services in an emerging market and is subject to the inherent risks of early-stage enterprises. In our effort to continue the growth and development of our fixed wireless business, we continue to incur capital expenditures to purchase equipment, acquire service locations, and to otherwise further develop Nextlink’s information technology systems. Because Nextlink is still in the early stages of development, it did not contribute materially to our consolidated revenue during the three and nine months ended September 30, 2007 and 2006. Furthermore, Nextlink’s operating losses amounted to 13.7% of our consolidated net losses for both the nine months ended September 30, 2007 and 2006.
The following tables summarize Nextlink’s results of operations for the three and nine months ended September 30, 2007 compared to the same periods in 2006 (dollars in thousands):
Nextlink

	Three Months Ended September 30,				Change
		% of		% of
		Nextlink		Nextlink
	2007	Revenue	2006	Revenue	Dollars	Percent
Revenue	$446	100.0%	$751	100.0%	$(305)	(40.6)%
Costs and expenses
Cost of service*	173	38.8	64	8.5	$109	170.3%
Selling, operating and general	3,459	775.6	2,608	347.3	$851	32.6%
Depreciation and amortization	178	39.9	1,649	219.6	$(1,471)	(89.2)%

Total costs and expenses	3,810	854.3	4,321	575.4	$(511)	(11.8)%

Loss from operations	$(3,364)	(754.3)%	$(3,570)	(475.4)%	$(206)	(5.8)%

Capital expenditures	$1,539	345.1%	$371	49.4%	$1,168	314.8%

*	exclusive of depreciation and amortization

NM — not meaningful

Nextlink

	Nine Months Ended September 30,				Change
		% of		% of
		Nextlink		Nextlink
	2007	Revenue	2006	Revenue	Dollars	Percent
Revenue	$971	100.0%	$978	100.0%	$(7)	(0.7)%
Costs and expenses
Cost of service*	349	35.9	64	6.6	$285	445.3%
Selling, operating and general	8,690	895.0	10,003	1,022.8	$(1,313)	(13.1)%
Depreciation and amortization	354	36.5	4,951	506.2	$(4,597)	(92.8)%

Total costs and expenses	9,393	967.4	15,018	1,535.6	$(5,625)	(37.5)%

Loss from operations	$(8,422)	(867.4)%	$(14,040)	(1,435.6)%	$(5,618)	(40.0)%

Capital expenditures	$4,369	450.0%	$2,529	258.6%	$1,840	72.8%

*	exclusive of depreciation and amortization

NM — not meaningful
Revenue. Nextlink’s total revenue for the three and nine months ended September 30, 2007 decreased compared to the same periods in 2006. Although Nextlink’s revenue earned from wireless backhaul, network extensions, network redundancy and diversity services for the three and nine months ended September 30, 2007 increased approximately 52% and 87%, respectively, compared to the same periods in the prior year; this growth was offset by an approximate $0.5 million decrease in revenue for the three and nine months ended September 30, 2007. During the three months ended September 30, 2006, Nextlink restructured a contract resulting in additional revenue that was not repeated in the current year. The expansion of Nextlink’s wireless backhaul, access and network redundancy and diversity services contributed to the growth in its current year service revenue. During the three months ended September 30, 2007, Nextlink added Global Crossing, among others, as a reseller of its wireless services. This raised the total number of Nextlink resellers to thirteen. We expect Nextlink’s revenue to continue to increase during the remainder of 2007 as Nextlink adds more resellers and sells into existing markets and expands service offerings into new markets.
Cost of service (exclusive of depreciation and amortization). Nextlink’s cost of service for the three and nine months ended September 30, 2007 included costs associated with real estate, fiber backhaul and power at hub sites. During the three and nine months ended September 30, 2006, Nextlink provided services primarily between a transmission hub site and a remote site for which the corresponding cost of service was insignificant. As Nextlink expands service offerings into new markets and revenue increases, we anticipate a corresponding increase in cost of service.
Selling, operating and general. Selling, operating and general expense for the three months ended September 30, 2007 increased compared to the three months ended September 30, 2006. This increase resulted from expenses incurred to support the growth of the business. Selling, operating and general expense for the nine months ended September 30, 2007 decreased from the same period in 2006 primarily due to a $2.9 million decline in professional and legal services.
Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended September 30, 2007 decreased compared to the same periods in 2006 primarily due to the reclassification of broadband wireless licenses to indefinite life assets in the fourth quarter of 2006. We no longer amortize our broadband wireless licenses; instead we test these assets annually for conditions of impairment. No condition of impairment existed as of September 30, 2007.

Capital expenditures. Capital expenditures for the three and nine months ended September 30, 2007 increased from the same periods in the prior year as Nextlink continues to invest in equipment and acquire service locations in support of its business development.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable and to acquire capital assets, including capital expenditures needed to grow our fixed wireless business.
Cash Flow. As of September 30, 2007, our balance of cash and cash equivalents was $90.9 million, a decrease of $77.7 million from December 31, 2006. We continue to focus on building our next generation IP-based businesses to enhance our existing business. Cash outflow for strategic, growth-related investments during 2007 has exceeded cash inflow from operations during the same period. As part of plans to grow our business, during 2007 we substantially increased the investments in our (i) long-haul fiber optic network; (ii) customer driven collocation sites, (iii) Ethernet and IP-based products and (iv) wireless network. We expect our growth-related investment in network and products will continue to significantly outpace our cash inflows from operations for the remainder of 2007. As a result, we anticipate the balance of our cash and cash equivalents will continue to decline. If we fail to comply with either the EBITDA or unrestricted cash balance covenants in our Credit Facility and fail to obtain the appropriate waivers from the lenders under the Credit Facility, we could be required to reclassify our long term debt as short term debt and the lenders could have rights to accelerate our indebtedness. We are actively pursuing new financing alternatives. If we are unable to raise additional capital, we may not generate sufficient funds from operations to execute our business strategy and may need to modify our current business plan. Furthermore, continued reductions in our cash balance could have a negative impact on our ability to raise additional capital.
The following table summarizes the components of our cash flows for the nine months ended September 30 (in thousands):

	2007	2006	Change
Cash provided by operating activities	$80,036	$63,517	$16,519
Cash used in investing activities	$(153,290)	$(74,049)	$79,241
Cash used in financing activities	$(4,427)	$(1,750)	$2,677
Operating cash flows are affected by our reported net loss adjusted for certain non-cash activity, such as depreciation, amortization and interest. The $16.5 million increase in cash flow from operating activities for the nine months ended September 30, 2007 compared to the same period in the prior year was related to our approximate $23 million decrease in loss from operations, partially offset by declines in working capital.
For the nine months ended September 30, 2007, cash used in investing activities increased primarily due to a $93.2 million increase in capital expenditures compared to the same period in 2006. The number and size of strategic, growth-related capital projects we incurred during 2007 increased substantially compared to the same period in 2006. This increase was in support of business growth. The increase in our strategically based capital spending was partially offset by $21.5 million of cash we received in August 2007 related to certain distributions and settlement payments associated with our holding of Global Crossing debt securities.

Our financing activity cash flows consist primarily of payments on our capital lease obligations. For the nine months ended September 30, 2007, our payments on capital leases increased $2.7 million over payments during the nine months ended September 30, 2006 due to increased capital leases for Ethernet and IP based network equipment as part of the expansion of our IP network.
Credit Facility and Borrowing Capacity. As of September 30, 2007, long-term debt consisted of $363.0 million in principal associated with our Credit Facility, which matures on July 15, 2009 and $3.6 million of accrued interest that, if not paid, converts to principal. More than 90% of the underlying loans of the Credit Facility are held by entities controlled by our Chairman. There are no scheduled current debt service requirements because cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, we will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of the sum of consolidated net income (loss) (as defined in the Credit Facility) less: interest expense, taxes, depreciation and amortization and any other related restructuring expenses (“EBITDA”) for four consecutive quarters compared to the sum of consolidated interest expense for four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders. Management can elect to begin paying interest in cash prior to the required date. As of September 30, 2007, we did not have any additional borrowing capacity available under the Credit Facility.
The security for the Credit Facility consists of all Company assets including the stock of our direct and indirect subsidiaries and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements (as the term EBITDA is defined in the Credit Facility), maximum capital expenditures and maintenance of an unrestricted cash balance of $25.0 million at the end of each fiscal quarter. For the twelve-month period ended September 30, 2007, we were required to achieve a minimum consolidated EBITDA of not less than $470.0 million.
We were not in compliance with the minimum consolidated EBITDA covenant for the fiscal quarter ended September 30, 2007; however, XO LLC had previously obtained a waiver of compliance with this covenant for that fiscal quarter from the affiliate of our Chairman which holds a majority of the loans, in accordance with the terms of the Credit Facility.
We do not expect to meet the EBITDA covenant for the twelve-month period ended September 30, 2008. On November 5, 2007, XO LLC obtained another waiver of compliance with this covenant, in accordance with the terms of the Credit Facility. The waiver of compliance is filed as an exhibit to this quarterly report. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended December 31, 2008.

We may not be in compliance with our Credit Facility’s EBITDA covenant for the twelve-month period ending December 31, 2008. In addition, a separate covenant in our Credit Facility requires us to maintain an unrestricted cash balance of at least $25 million at the end of each fiscal quarter. The outstanding debt and accrued interest under the Credit Facility could be accelerated and become due and payable as of the end of the fiscal quarter in which we fail to comply with the unrestricted cash balance covenant. Without raising additional capital and at our current rate of cash spending, we may not be in compliance with this covenant at the end of the second quarter of 2008. However, we are actively pursuing various alternatives to avoid future violations of our covenants and to provide us with additional working capital. If we are not able to (i) obtain additional waivers, (ii) amend the Credit Facility covenants to remove or amend the minimum EBITDA requirement and the restricted cash covenant, or (iii) repay the Credit Facility with new debt or equity financing so that XO LLC is in compliance, we may be required to reclassify our $366.6 million of outstanding long term debt and accrued interest to short term debt as of December 31, 2007 and may need to modify our current business plan.
We are soliciting refinancing proposals from a number of major investment banks in order to raise additional capital to fund our working capital requirements and capital expenditure plan. As part of the refinancing process, we may also replace or renegotiate our existing Credit Facility. On September 28, 2007, our Board of Directors established a Special Committee to assist us in evaluating these financing alternatives and the Special Committee has retained Cowen and Company, LLC as its financial advisor. We are unable to provide assurance that we will ultimately consummate an alternative financing transaction or that such financing transaction can be consummated before we may be required to modify our current business plan or otherwise be required under our current Credit Facility to reclassify our long term debt as short term debt.
Capital Requirements. As we continue to focus on building our core business, our capital requirements for the remainder of 2007 will continue to grow. Investments in our (i) long-haul fiber optic network; (ii) customer driven collocation sites, (iii) Ethernet and IP-based products and (iv) wireless network, all in support of revenue growth, will comprise the majority of our investing cash flows throughout the remainder of 2007.
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

Regulatory Overview
For additional information regarding the regulatory matters affecting our business, see the “Regulatory Overview” subheading in Part I, Item 1 of our 2006 Annual Report. Other than as discussed below, during the nine months ended September 30, 2007, there was no new material activity related to regulatory matters.
Additional Federal Regulations
Customer Proprietary Network Information. On April 2, 2007, the FCC released an order modifying the FCC’s Customer Proprietary Network Information (“CPNI”) rules. Specifically, the FCC’s new rules, among other things, prohibit the release of call detail records over the phone, require customer notification when there has been a breach of CPNI, apply CPNI regulations to providers of interconnected voice over Internet Protocol service and prohibit the use of readily identifiable biographical information to authenticate new on-line accounts.
AT&T Petition for Forbearance. On October 11, 2007, the FCC issued its Memorandum Opinion and Order granting, in part, the forbearance requested by AT&T Inc. ( “AT&T”) for certain broadband service offerings. In particular, the FCC granted AT&T, in part, nationwide forbearance from dominant carrier regulations with regard to its existing packet-switched broadband telecommunications services and its existing optical transmission services as described in AT&T’s Petition. The FCC limited the forbearance granted to AT&T to the specific broadband services set forth in AT&T’s Petition and expressly excluded all TDM-based DS1 and DS3 special access services that are the subject of the Commission’s rulemaking proceeding in WC Docket No. 05-25. Based on our understanding of AT&T’s request for forbearance and the FCC’s grant, we believe the FCC’s decision will not have a significant impact on XOC.
Verizon and Qwest Petitions for Forbearance from Unbundling Requirements. On September 6, 2006, and on April 27, 2007, pursuant to section 10 of the Communications Act, Verizon and Qwest, respectively, filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations. Verizon seeks relief in six markets: Boston, New York, Pittsburgh, Philadelphia, Providence, R.I. and Virginia Beach, VA, while Qwest seeks relief in four markets: Denver, Minneapolis, Phoenix and Seattle. The deadline for the FCC to act on the Verizon petitions is December 5, 2007. The deadline for the FCC to act on the Qwest petitions is April 27, 2008 and if extended by the FCC pursuant to a one time 3 month extension permitted by statute, July 27, 2008. If the petitions are granted, the FCC would likely order a transition window in which competitive carriers would be given an opportunity to find other arrangements (either from the incumbent or from other sources) for needed loop and transport elements. It is not possible to predict the outcome of these proceedings at this time or its effect on our operations.

Additional State and Local Regulation
XO Complaints Against Qwest. On May 8, 2007, XO Communications Services, Inc. (“XOCS”), a wholly owned subsidiary of XO LLC, filed a formal complaint against Qwest Corporation (“Qwest”) before the Public Utilities Commission of Colorado. On June 21, 2007, XOCS filed a formal complaint against Qwest before the Arizona Corporation Commission. In the complaints, XOCS claimed that Qwest breached the interconnection agreements between the parties in Colorado and Arizona, respectively, by refusing to compensate XOCS for facilities that XOCS provided to connect the parties’ networks in Colorado and Arizona. Qwest has filed answers in both complaint proceedings, denying XOCS’ claims and setting forth affirmative defenses. Upon motion of XOCS and Qwest, the Colorado and Arizona Commissions have stayed the respective complaint proceedings pending the conclusion of settlement negotiations. The likely outcomes of these proceedings are not known at this time.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For the information required by this Item, see Part II, Item 7A of our 2006 Annual Report. There have been no material changes for the three months ended September 30, 2007 in our market risk from those disclosed in our 2006 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to XOH’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2007, we outsourced the processing of billing for our carrier access customers to a third-party vendor. This action resulted in changes that have materially affected our internal control over financial reporting.
Except as noted above, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
On February 2, 2007, the Bankruptcy Court entered a corrected order (the “Order”) regarding the claims of the parties pursuant to which, among other things, the Bankruptcy Court referred XOH and the ATLT to an accounting referee (the “Referee”) to resolve the parties’ dispute regarding the correct computation of the working capital purchase price adjustment. The parties have selected the Referee from the firm of Alvarez & Marsal Dispute Analysis & Forensic Services, LLC, and have presented documents and briefs for the Referee’s consideration.
In the Order, the Bankruptcy Court ruled, among other things, as follows:
1.	With respect to the ATLT’s reimbursement claim of approximately $20 million, XOH must pay to the ATLT damages in the minimum amount of approximately $8.0 million, subject to an upward adjustment of up to an additional amount of approximately $2.0 million pending resolution of the dispute regarding the “true-up” of certain disputed liabilities (the “Disputed Liabilities True-Up”) by the Referee, together with interest accruing at the New York statutory rate of 9% per annum (the “New York Rate”);

2.	XOH must pay to the ATLT the amount of approximately $0.5 million, together with interest accruing at the New York Rate, which amount represents cash received by the Company after the closing of the Allegiance acquisition (the “Closing”), provided there is a corresponding reduction in accounts receivable included in the Acquired Assets (as defined in the Order);

3.	XOH shall immediately pay or deliver to the ATLT certain checks in the approximate aggregate amount of $0.6 million issued by the U.S. Internal Revenue Service on account of tax refunds owed to Allegiance, together with interest accruing at the New York Rate;

4.	With respect to the Disputed Liabilities True-Up dispute, the ATLT shall pay to XOH the amount of approximately $2.8 million, together with interest accruing at the New York Rate, which amount may be increased by the Referee;

5.	XOH is fully subrogated to the holders of approximately $1.7 million of Allegiance liabilities that the Company caused to be honored after the Closing; and

6.	To the extent not satisfied, the ATLT shall pay to XOH its tax reimbursement obligations, together with interest accruing at the New York Rate.
At the appropriate time, XOH intends to appeal the order or certain rulings reflected in the Order decided against the Company.
As of September 30, 2007, the Company had $5.3 million recorded in other current assets related to certain payments made by the Company on behalf of the ATLT and Shared Technologies, Inc. that it believes are reimbursable by those entities. In October 2007, as a result of a binding arbitration proceeding, the amount awarded to the Company was $5.8 million, inclusive of interest.
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

On March 31, 2006, XOH announced that it had reached an agreement with the Buyer to mutually terminate the Equity Purchase Agreement. On September 29, 2006, the plaintiffs filed under seal a consolidated amended complaint (the “Amended Complaint”) in the Delaware Court of Chancery. The Amended Complaint reasserts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction and seeks, on behalf of XOH, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under our senior secured credit agreement and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits.
On October 29, 2007, the parties notified the court that they had reached a settlement in principle in this case. The agreement in principle is non-binding and subject in all respects to the parties’ entering into a mutually acceptable formal settlement agreement.
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
Level 3
On March 28, 2005, Level 3 sent the Company “formal notice” that as a result of statements made in the Company’s 2004 10-K filing, wherein the Company disclosed that it was considering among other options, lighting its dark fiber in the United States to create wavelengths capacity, XOH was in material breach of its contractual obligations to Level 3, in reference to the First Amendment to Workout Agreement, Section 2. The Parties entered into a Workout Agreement dated October 30, 2001 and the First Amendment to Workout Agreement was dated February 11, 2003. On May 5, 2006, XOH filed a complaint in the Delaware Court of Chancery requesting a declaratory judgment regarding our rights under the various agreements between the parties. On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XOH and that XOH had breached its agreements with Level 3. The counterclaim requested that the court award Level 3 unspecified damages. On July 11, 2006, XOH filed an amended complaint clarifying its claim. On November 2, 2007, the Court issued an opinion deciding the case in favor of XOH. The Court determined that, despite the various subsequent agreements between XOH and Level 3, XOH retained its right to light fiber it acquired pursuant to the initial Cost Sharing Indefeasible Right to Use Agreement.

Verizon Indemnification Notice
On or about June 20, 2006, pursuant to certain indemnification provisions contained in a March 14, 2002 Services Agreement between XO Interactive (“XOI”), a wholly owned subsidiary of XOH and VSSI/Verizon (“Verizon”), Verizon notified the Company that Verizon and its subsidiaries, among others, had been sued by TGIP, Inc. for patent infringement in the United States District Court for the Eastern District of Texas on or about March 17, 2006 (TGIP, Inc. v AT&T Corp, Verizon Communications et al (CA 2:06-CV-105 (LED)). The Company cooperated with Verizon pursuant to its obligations under the Agreement. On or about September 5, 2007, news sources reported that Verizon reached a confidential settlement of the claims with TGIP on the second day of the trial in this matter. The Company was not consulted regarding this settlement and Verizon has made no formal demand for indemnification.
ITEM 1A. RISK FACTORS.
For additional information regarding the risk factors affecting XOH and our financial results, see Part I, Item 1A Risk Factors in the 2006 Annual Report. The risk factors included in the 2006 Annual Report, as they have been updated in this Quarterly Report, continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report.
Risks Related to Liquidity, Financial Resources, and Capitalization
We have incurred a net loss in the past and, in the near term, may not generate funds from operations sufficient to meet all of our operating or capital cash requirements.
For each period since inception, we have incurred net losses. For the years ended December 31, 2006, 2005 and 2004 our net losses allocable to common stockholders were approximately $143.8 million, $159.2 million and $410.5 million, respectively. In the near term, we expect to use available cash to fund our operating cash needs and our ongoing capital expenditure requirements. Under our current business plan, we anticipate our capital expenditures will continue to outpace estimated cash inflows from operations through the end of 2008, or possibly beyond. While we continue to pursue the possibility of renegotiating or refinancing our existing credit facility and/or raising capital through one or more offerings of debt and/or equity securities, based upon current market conditions we do not expect to complete a refinancing in 2007 and we are uncertain that we will be successful in our efforts to raise additional capital to meet our current plans. Reductions in our cash balance and recent market volatility in the corporate debt markets may adversely impact our ability to raise additional capital and to do so on financially favorable terms. If we are unable to raise additional capital through one or more financing activities in the coming months, or for other reasons, we may not generate sufficient funds from operations to execute our business plan.

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
The security for the Credit Facility consists of all Company assets including the stock of our direct and indirect subsidiaries and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements (as the term EBITDA is defined in the Credit Facility), maximum capital expenditures and maintenance of an unrestricted cash balance of $25.0 million at the end of each fiscal quarter. For the twelve-month period ended September 30, 2007, we were required to achieve a minimum consolidated EBITDA of not less than $470.0 million.
We were not in compliance with the minimum consolidated EBITDA covenant for the fiscal quarter ended September 30, 2007; however, XO LLC had previously obtained a waiver of compliance with this covenant for that fiscal quarter from the affiliate of the Company’s Chairman which holds a majority of the loans, in accordance with the terms of the Credit Facility.
We do not expect to meet the EBITDA covenant for the twelve-month period ended September 30, 2008. On November 5, 2007, XO LLC obtained another waiver of compliance with this covenant, in accordance with the terms of the Credit Facility. This waiver prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until the end of the fiscal quarter ended December 31, 2008.
We anticipate the possibility of not meeting the EBITDA covenant for the twelve-month period ended December 31, 2008 and, given the rate of our current cash spending, without additional financing we anticipate the possibility of not being in compliance with the unrestricted cash balance covenant of $25 million at the end of the second quarter of 2008.
In the event that we are not in compliance with Credit Facility covenants including, but not limited to the minimum consolidated EBITDA covenant for the fiscal quarter ending December 31, 2008 or the unrestricted cash balance covenant for any fiscal quarter, there can be no assurance that we will be able to obtain future waivers. If we are not able to (i) obtain additional waivers, (ii) amend the Credit Facility covenants to remove or amend the minimum EBITDA and unrestricted cash balance requirements, or (iii) repay the Credit Facility with new debt or equity financing so that XO LLC is in compliance, we may be required to reclassify our outstanding long term debt and accrued interest to current debt as of December 31, 2007 or modify our current business plan. The outstanding debt and accrued interest under the Credit Facility could be accelerated and become due and payable as of the end of the fiscal quarter in which the Company fails to comply with the restricted cash covenant.

The existing waiver of the EBITDA covenant prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness under the Credit Facility until December 31, 2008, which prevents a reclassification of this debt as a current liability until December 31, 2007. A reclassification of this debt would cause a significant deterioration to our disclosed working capital and financial position. The security for the Credit Facility consists of substantially all of our wireline and wireless assets. A default under the Credit Facility could adversely affect XOC’s rights, and its ability to perform its obligations under other commercial agreements.
Our Credit Facility also could affect our financial and operational flexibility, as follows:
•	It may impair our ability to obtain additional financing in the future;

•	It may limit our flexibility in planning for or reacting to changes in market conditions; and

•	It may cause us to be more vulnerable in the event of a downturn in business.
On September 28, 2007, our Board of Directors established a Special Committee to assist the Company in evaluating financing alternatives. We are unable to provide assurance that we will ultimately consummate an alternative financing transaction or that such financing transactions could be consummated before we may otherwise be required, under the current Credit Facility, to reclassify our long term debt to current debt.
If we are unable to meet our needs for additional funding in the future, we may be required to limit, scale back or cease our operations.
Our operations continue to generate substantial needs for cash. Our current strategy contains elements that we will not be able to execute without additional financing. If adequate funds are not available or are not available on acceptable terms, our ability to service our debt obligations and fund our operations would be significantly limited. If we are unable to obtain this additional financing, we may be required to further delay or reduce the scope of our capital expenditure activities, eliminate certain expenditures on long-term initiatives and/or implement cash preservation measures. In such a capital restricted situation, we may be forced to sell assets or securities on an untimely or unfavorable basis. Most of our assets have been pledged to our lenders under the Credit Facility, and in the event of a default, such lenders may elect to foreclose on our assets. If we are unable to meet our financial covenants under our Credit Facility and to obtain waivers, we can be required to reclassify our long term debt as short term debt and, in certain instances, the lenders under our Credit Facility can accelerate repayment of the outstanding indebtedness.

We may not prevail in our claims against the ATLT, and we may not be successful in defending against the ATLT’s counterclaims.
As previously disclosed by us in our periodic reports filed with the SEC, we have asserted various claims against the ATLT in the approximate aggregate amount of $50 million, and the ATLT has asserted various counterclaims against us. On February 2, 2007, the Bankruptcy Court entered a corrected order adjudicating some, but not all, of those claims and counterclaims. Pursuant to that order, the Bankruptcy Court ruled, among other things, in favor of the ATLT on its counterclaim relating to the proceeds of certain Allegiance receivables (which ruling requires us to pay the minimum amount of approximately $8 million, subject to an upward adjustment of up to approximately $2 million depending on the decision of an accounting referee, plus interest), and against us on our claim for payment of a management fee (in the approximate amount of $30 million). Certain of the claims and counterclaims of the parties remain to be adjudicated through, among other things, an accounting referee process. An arbitrator awarded XO $5.3 million with interest of 4% from September 29, 2004 (total amount of approximately $5.8 million) for one such claim against ATLT for transition services provided by XO to ATLT. That award was confirmed by the Bankruptcy Court on October 11, 2007 and the ATLT paid the full award amount to XO on October 19, 2007. There is no assurance that either the Bankruptcy Court or the accounting referee will rule in our favor on the other claims. Also, there is no assurance that an appellate court considering an appeal of any ruling on any of the claims or counterclaims will rule in our favor.
Risks Related to our Wireline Operations
Our rights to the use of the unlit capacity that makes up our network may be affected by the financial health of our fiber providers or by disputes with our fiber providers.
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

XO HOLDINGS, INC.
November 9, 2007	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
2.1	Agreement and Plan of Merger, dated as of February 28, 2006 by and among XO Communications, Inc., XO Holdings, Inc. and XO Communications, LLC (Incorporated by reference to Form 8-K filed on March 6, 2006)

2.2	Amendment No. 1 to Equity Purchase Agreement, dated as of March 1, 2006, by and among XO Holdings, Inc., XO Communications, LLC (as successor by merger to XO Communications, Inc.) and Elk Associates LLC (Incorporated by reference to Form 8-K filed on March 6, 2006)

2.3	Letter Agreement, dated March 30, 2006, between XO Holdings, Inc. and Elk Associates LLC (Incorporated by reference to exhibit 2.1 to Form 8-K filed on September 30, 2006)

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (Incorporated by reference to Form 8-K filed on March 6, 2006)

3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Sock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2005 (Incorporated by reference to Form 8-K filed on March 6, 2006)

3.3	Bylaws of XO Holdings, Inc. (Incorporated by reference to Form 8-K filed on March 6, 2006)

10.1	Waiver with Respect to Amended and Restated Credit Guaranty Agreement dated as of May 7, 2007, between XO Communications, LLC, its subsidiaries and Arnos Corp., as Requisite Lenders (Incorporated by reference to exhibit 10.7 to Form 10-Q for the period ended March 31, 2007)

10.2	Waiver with Respect to Amended and Restated Credit Guaranty Agreement dated as of August 8, 2007, between XO Communications, LLC, its subsidiaries and Arnos Corp., as Requisite Lenders (Incorporated by reference to exhibit 10.2 to Form 10-Q for the period ended June 30, 2007)

10.3	Waiver with Respect to Amended and Restated Credit Guaranty Agreement dated as of November 5, 2007, between XO Communications, LLC, its subsidiaries and Arnos Corp., as Requisite Lenders (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)