Form 10-K
period 2007-12-31
XO HOLDINGS INC
filed 2008-03-17
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of common stock held by non-affiliates of the registrant was $401.9 million based upon the closing sale price of the common stock as reported on the Over-the-Counter Bulletin Board as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity associated with our majority shareholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 12, 2008 was 182,075,035.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s proxy statement relating to its 2008 Annual Meeting of Stockholders.

XO Holdings, Inc.

Caution Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” or other comparable words. Readers are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements are based on currently available operational, financial and competitive information and management’s current expectations, estimates and projections. These forward-looking statements include, among others, statements concerning:

•	expectations regarding revenue, margins, expenses, capital expenditures and financial position in future periods;

•	development of our fixed wireless communications business; and

•	anticipated liquidity and financial resources.

Except as required by applicable law and regulations, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

All such forward-looking statements are subject to various risks, uncertainties and changes in circumstances that are difficult to predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results in future periods may differ materially from those expressed or implied in this document. The most important risks include our failure to:

•	comply with the covenants in our Credit Facility;

•	generate funds from operations sufficient to meet our cash requirements or execute our business strategy;

•	raise additional capital through one or more offerings of debt and/or equity securities;

•	prevail in our legal proceedings;

•	increase the volume of traffic on our network;

•	develop a market for our fixed wireless licenses; and

•	achieve and maintain market penetration and revenue levels given the highly competitive nature of the telecommunications industry.

For further information regarding the risks and uncertainties that may affect our future results, refer to the information disclosed in Item 1A, Risk Factors, of this Annual Report.

PART I

Item 1.	Business

Overview

XO Holdings, Inc. (“XOH” or the “Company”), a Delaware corporation, is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to growing businesses, large enterprises, government customers, emerging and established telecommunications carriers (See Glossary subheading in Item 1, Business, of this Annual Report for definitions of bold terms) and other communications service providers. We use the terms “we”, “our” and “us” to refer to XOH and its subsidiaries.

XOH was formed in December 2005, as part of a corporate restructuring to facilitate the proposed sale of XO Communications, Inc.’s (“XO Inc.”) wireline business. That transaction was mutually terminated by the parties on March 31, 2006. XOH became the publicly traded successor to XO Inc. in February 2006.

In 2002, XO Inc. filed for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On January 16, 2003, XO Inc. consummated the plan of reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet.

On June 23, 2004, XO Inc. completed the acquisition of all of the local exchange carrier businesses of Allegiance Telecom, Inc. (“Allegiance”). With the acquisition, XO Inc. became one of the nation’s largest competitive providers of national local telecommunications and broadband services.

We operate our business in two segments through two primary operating subsidiaries. XO Communications, LLC, (“XO LLC” or “XOC”) operates our wireline business under the trade name “XO Communications” and Nextlink Wireless, Inc. (“Nextlink”) operates our wireless business. Additional information about our reportable segments, including financial information, is included in Note 18 of our consolidated financial statements in Item 8 of this Annual Report.

XO Communications

XOC provides a comprehensive array of wireline solutions using both leading IP technology as well as traditional delivery methods. To serve the broad telecommunications needs of its customers, XOC owns and operates an extensive telecommunications network comprising a series of fiber optic cable rings located in the central business districts of numerous metropolitan areas. These rings are connected primarily by a network of dedicated wavelengths of transmission capacity. By integrating these networks with advanced telecommunications technologies, XOC is able to provide service primarily or entirely over a network that it owns or controls, from the initiation of the data or voice transmission to the point of termination. This integrated network provides multi-location businesses with a single-source telecommunications solution within a metropolitan area or across the country. XOC’s services are primarily marketed to businesses and communications services providers including Fortune 500 companies, governments, leading cable companies, content providers, mobile operators and carriers.

XO Communications continues to execute our wireline business strategic plan by focusing on the five key elements below:

Focus on Business and Carrier Customers.  We provide a broad portfolio of reliable, scalable and high-speed telecommunications services tailored exclusively for business, enterprise, wholesale carrier and communications customers. We continue to invest in these and other next-generation solutions tailored to this class of customers.

Focus on Data and IP Services.  Our Internet Protocol (“IP”) network was built in anticipation of the growth of IP traffic, and the eventual replacement of traditional telephony services with new, IP-based services. That shift is now underway as new technologies such as Voice over Internet Protocol reach critical mass. We offer our wholesale and business customers a number of different VoIP services. During 2007, we realized approximately 37% of our revenue from the sale of data and IP-related services, and expect continued revenue growth in these services in 2008.

We continue to place significant focus on developing new IP-based services. In 2007, we introduced three new IP-based services into the market and we enhanced our XOptions Flex service, now known as XO IP Flex, with certain IP-based features and functionality and higher speed options. We anticipate that, over time, services like IP-VPN will replace traditional Asynchronous Transfer Mode and Frame Relay networks. We do not have a legacy ATM or Frame Relay customer base. Therefore, the migration by customers to IP-based telecommunications services provides us opportunities for incremental growth. In 2008, we anticipate further service enhancements to our IP-based services, including a wider footprint for our MPLS IP-VPN services, added features for our VoIP services, added capabilities for our Ethernet services, and further integration of our VoIP and MPLS based services.

Utilize Our Network Assets.  Our network is interoperable with both traditional and IP services. This allows customers to access our network with greater flexibility and enables us to offer solutions with significant appeal to business, carrier and wholesale customers. Our national network includes over 950 central office collocations from which we have the capability to serve over 75 major metropolitan markets across the United States. Our network footprint includes over one million fiber miles, approximately 3,000 on-network buildings, 34 Nortel DMS-500 switches, 25 Lucent 5ESS switches, 123 Sonus Networks soft switch controlled media gateways, and a new 18,000 mile next generation nationwide inter-city fiber optics network, of which 2 of 18 fiber optic strands were lit in 2006 with 400 Gbps transmission systems, with additional capacity installed in 2007 using 800 Gbps transmission systems. Ethernet over Copper (“EoC”) technology was deployed in 2007, which enables XO to reach customers with high speed Ethernet services (10 Mbps) across over 390 wire centers. Where Ethernet over Copper is not a feasible technology, we can utilize Ethernet over Serial (“EoS”) technology to offer similar bandwidth. In late 2007, we significantly augmented our core IP network by implementing the latest Cisco CRS core router. This terabit capable router positions us well for significant growth in our IP transit services in 2008. This extensive network gives us the capability to serve over 40% of the U.S. business market for telecommunications services across all regions of the country.

This network allowed us to support the growth in IP demand as evidenced by our support of over 15 billion minutes of use on our VoIP network in 2007. We are also deploying up to 800 Gbps of high speed transport services to buildings in metro markets where major carriers are housed. Commonly referred to as “carrier hotels,” these sites expand our Carrier Services segment’s metro footprint and position as to capture greater market share of Metro IP and Wavelength services. We also increased the number of CVR and CHR routers in the network. These support the growing IP Transit business at speeds ranging from 10 Mbps to 10 Gbps.

During 2007, we continued to expand the reach of our Ethernet services. Ethernet has historically been limited to locations served by fiber, but we equipped many central office collocations to provide mid-band Ethernet services utilizing EoS and EoC. Through the end of 2007, we deployed EoC equipment in 240 central office locations across 35 markets, providing 10 Mbps access circuits to hundreds of Internet, VPN and VoIP customers. Similarly, EoS equipment has been deployed in 35 markets as well, and provides 10, 50 and 100 Mbps access to XO IP-based services.

By utilizing our IP Network, we began launching bandwidth based pricing on bundled voice and data services instead of the traditional line based pricing strategy common within the telecom market. This pricing strategy more accurately reflects the IP service portfolio which is entirely bandwidth-based and allows customers to pay based on their actual bandwidth needs.

Provide Quality Services to our Customers.  We support our nationwide network with an integrated array of systems and support personnel to ensure our customers receive the highest quality of service. We employ a software-based single interface to all network fault management requirements and for advanced, highly accurate provisioning. Our professional staff monitors the network 24 hours a day, 7 days a week, with subject-matter experts available to resolve issues quickly and accurately. We offer online tools that provide customers secure, self-service portals for the creation, maintenance, tracking and reporting of a number of services. We continue to invest in several operational areas including provisioning, care efficiency and billing accuracy as a way to further improve our customers’ experiences with our services.

Leverage Nextlink Wireless Spectrum to Gain Customers and Reduce Network Costs.  Nextlink’s wireless assets provide us with a unique opportunity to reach more customer locations than with fiber or more costly Type II interconnect arrangements with other carriers. In addition to marketing wireless connectivity to businesses and carriers through our sales channels, we are also replacing leased circuits in our network infrastructure with wireless solutions from Nextlink.

As one of the nation’s largest competitive communications companies, XOC is uniquely positioned as a leading local and national alternative to the ILEC for businesses and large enterprises. XOC operates in a market that continues to change rapidly as a result of technological advancements and industry consolidation. The majority of market share is maintained by the legacy ILECs. However, competitive service providers, like XOC, have succeeded in gaining market share from the ILECs by offering comparable services at competitive prices.

XOC expects to further grow its share within the retail and wholesale business-to-business telecommunications market by delivering superior service and enhancing the customer’s experience. To be proactive in repairing any network outages and to maintain the highest network quality, XOC has a 24-hour-a-day-7-day-a-week network operations center with a network surveillance system. XOC has call centers to support the needs of existing customers and also provides locally-based support for many large customers.

XOC uses its nationwide IP network, extensive local metropolitan networks and broadband wireless facilities provided through Nextlink to offer a broad portfolio of services. These services are aggregated into two categories, Core and Legacy/TDM. Our Core services include products utilizing next generation IP technologies and transport services and include the following components: network transport, data and Internet services; converged and VoIP services and managed services.

Network Transport, Data and Internet Services.  XOC offers numerous solutions for dedicated Internet access — from traditional 1.5 Mbps T1 services to mid-band Ethernet Internet access up to 10 Mbps to high speed optical Internet access at speeds up to 10 Gbps.

XOC provides private line point-to-point connectivity. Private line services provide special access and point-to-point circuits to high volume customers, which they use for both primary and back-up circuits. In addition, fiber optic technology that enables signals to be transmitted at different wavelengths on a single fiber allows XOC to lease one or more dedicated wavelengths with connections of up to 9.6 Gbps, a transmission rate known as OC-192. This service supports a variety of transmission protocols, including ATM, Frame Relay, and Synchronous Optical Network.

A suite of Ethernet Transport services, including Gigabit Ethernet (“GigE”), as well as inter-city Ethernet services at 10 Mbps, 100 Mbps, 1 Gbps, and 10 Gbps between markets is available on both our fiber network and through Nextlink’s fixed wireless capabilities. These services are designed to provide high-speed, high-capacity connections between customers’ Local Area Networks within and between metropolitan areas and reduce costs for customers as they eliminate the need for ongoing configuration, management and acquisition of equipment.

In addition, XOC’s facilities-based network allows it to offer data and telecommunications equipment collocation in many of its facilities across the United States. This capability allows customers to locate their equipment in secure, controlled access cabinets or cages at XOC facilities. By placing their equipment in an XOC collocation, customers enjoy easy connection to the XOC network and other carrier networks, available 24-hour-a-day-7-day-a-week monitoring, backup power, and other services that help customers increase bandwidth, reduce costs, avoid capital expenditures, and improve redundancy and business continuity capabilities.

Converged and VoIP Services.  XOC offers a growing portfolio of Converged and VoIP services including integrated bundles, Session Initiation Protocol (“SIP”) service, and VoIP origination and termination solutions. Converged solutions allow voice and data traffic to transverse the same circuit, treating voice services as another data application. XOH is an acknowledged leader in IP telephony and our new SIP service was recognized by Internet Telephony Magazine as a 2007 Service of the Year. SIP provides a native IP connection to the newest generation of IP-based PBXs. In 2007, XOC upgraded its XOptions Flex VoIP bundle to IP Flex. IP Flex added additional speeds and features. XOptions Flex/IP Flex provides a VoIP solution for customers who want to keep their existing phone equipment. XOC has one of the largest deployments of soft-switches to support both circuit switched voice traffic and packet-based VoIP traffic, carrying over 15 billion minutes of VoIP traffic in 2007.

Managed Services.  XOC Managed Services enable customers to deploy private, managed networks through our Multi-Protocol Label Switching-enabled Internet Protocol Virtual Private Network (“MPLS IP-VPN”) service. This service allows multi-location customers to securely connect their sites to achieve more bandwidth for the dollar, faster application deployment, lower network operating costs, and more access options. MPLS IP-VPN service provides the quality of service of legacy ATM and Frame Relay services, but with the scalability and flexibility of an IP network. In addition, it offers universal site-to-site connectivity, a broader selection of access options and no rigid limits on bandwidth. Customers can select Class of Service options to prioritize their network traffic.

In addition, XOC Managed Services provide network, equipment and professional services as an integrated solution for customers through our XO One managed IP-enabled PBX (“iPBX”) offerings. The offer includes iPBX installed and managed at our customers’ premises that allows customers with single or multiple locations to outsource the deployment and management of their premise-based IP systems. This solution provides businesses with the benefits and features of IP Telephony while helping to lower their total cost of network ownership by eliminating the expenses of purchasing, maintaining and managing their own voice and data equipment. XOC also offers network-based Interactive Voice Response services that provide custom-designed voice response systems that reduce costs and improve serviceability by routing calls, capturing information, locating, retrieving and communicating data and more.

Our Legacy/TDM services are predominantly deployed using TDM and circuit switched voice technologies and include the following categories: voice services and integrated voice response and hosting.

Voice Services.  XOC’s traditional voice services are a proven alternative to the ILECs. XOC has negotiated and entered into interconnection agreements with applicable ILECs and certain independent carriers, and implemented permanent local number portability, which allows new customers to retain their existing telephone numbers when they choose XOC as their service provider. XOC offers a variety of traditional voice applications and services including standard dial tone (with 911 access, touch tone dialing, directory assistance, and operator assisted calling), retail and wholesale local and long distance (including international, toll-free, operator-assisted, and calling card) services, local business lines, trunks (including Primary Rate Interface), local voice features such as messaging, and voice and web conferencing.

Integrated Voice Response and Hosting.  XOC offers a range of web hosting, messaging, collaboration and application hosting services to help customers manage their online business and provide online business tools to its access customers. These services include websites and application hosting, server collocation, online business applications, professional website services, and network connectivity and redundancy.

XOC operates through two customer-centric business units: XO Business Services (“Business Services”) and XO Carrier Services (“Carrier Services”). Business Services markets its telecommunications solutions to government agencies and business customers, ranging in size from growing businesses to Fortune 500 companies. Business Services provides managed IP, data and end-to-end communications solutions. Carrier Services markets wholesale solutions to carriers and other telecommunications customers. This business unit structure helps XOC increase its focus around specific customer groups, grow revenue within each customer group, and it highlights XOC’s unique competitive advantages in serving business and carrier customers as the telecommunications industry consolidates.

Business Services

Business Services provides government agencies and business customers with managed IP, data and end-to-end voice communications solutions. Business Services is focused on obtaining and retaining customers through an outstanding customer experience and profitably growing revenue through an expanding IP-based service portfolio that builds on our strong position within the small-to-medium sized business market. Business Services also leverages XOC’s nationwide network to increase its penetration in the larger enterprise market.

The United States market for wireline business telecommunications services consists of approximately 14.8 million businesses with average monthly telecommunications spending of approximately $6.3 billion. XOC’s network footprint reaches approximately 40% of that available market.

To reach its markets, Business Services employs a direct sales and support organization. In addition, Business Services has agreements with over 400 third-party national, regional and local agents and agency firms, who represent a broad range of voice, data, consulting, and equipment services that they provide to end users. These business partners extend the reach of the Business Services sales organization on a more cost effective basis.

Business customers in the U.S. telecommunications market span a wide range of sizes and needs, from small and medium sized businesses to large multi-location enterprises. Business Services is aligning its service offerings, its sales and channel strategies and its customer support models to better meet the needs of these broad customer groups:

Small-to-Medium Business (“SMB”).  The lower end of the SMB group consists primarily of single-location companies that require voice and data services typically serviced through a single T1 facility and generally spend less than $1,000 per month in telecommunications services. The upper end of the SMB group consists of larger single- site or multiple site customers. These customers may require multiple service packages, some level of customized solutions and spend several thousand dollars a month in telecommunications services.

Mid-Market Business.  Business Services is ideally positioned to serve the needs of mid-market businesses. These are growing companies that generally spend in excess of $5,000 per month in telecommunications services and are frequently underserved by large telecommunications providers. XOC has a range of services, from bundles that are suited to branch locations, to customized solutions that meet the needs of company headquarters locations or multi-site networks.

Enterprise.  Enterprises are large commercial entities with complex communications needs. These customers require high bandwidth, secure private networks, multi-location services and unique solutions. Enterprise type customers typically spend tens of thousands of dollars or more per month in telecommunications services.

Government.  Government entities from local school districts to state offices and federal agencies frequently require telecommunications solutions that are similar to mid-market and enterprise businesses. Yet, government customers have unique needs and purchasing processes necessary to meet the requirements of serving the public.

Historically XOC has served a portion of all these groups, with an especially strong presence in the SMB market. In 2007, we took steps to align the Business Services organization to better serve the mid-market, enterprise and government segments. We shifted more of our sales representatives to a mid-market role and established both an Enterprise Solutions Group and a Government team to bring greater focus to each of these respective customer groups. While this transformation began in mid-2007, we have already experienced a shift in the mix of new sales, with a higher percentage of new sales coming from these areas of increased focus.

Carrier Services

Carrier Services delivers a broad range of IP, data and wholesale voice services to ILECs, CLECs, ISPs, interexchange carriers, non-facility based resellers, building local exchange carriers, wireless service providers, and VoIP service providers. Taking advantage of consolidation within the industry and increased customer demands for bandwidth, Carrier Services also targets international carriers and cable companies. Carrier Services offers customers high-capacity, inter-city private line and inter-city Ethernet services. In 2007 XOC deployed a 400 Gbps capability in 22 large carrier hotels and in some cases upgraded some of those carriers to 800 Gbps. Expanding the metro footprint within these metropolitan markets allows Carrier Services to capture a greater share of the Metro IP and Wavelength services market. The investment in inter-city optical capacity and in customer “very high speed” routers enables Carrier Services to compete in the carrier IP business, as well as to win business with cable companies.

The Carrier Services’ business unit consists of sales and marketing, customer service, finance, field engineering and service delivery departments that work closely with Carrier Services’ customers to provide wholesale specialized solutions. In addition to wholesale versions of the services described above under the heading “XO Communications,” Carrier Services leverages the extensive XOC network to provide additional benefits to carriers.

Carrier Services offers wholesale local voice services, which allow carrier customers to expand their own service footprint with a branded local service offering, while eliminating capital costs, improving their services and reducing operating costs. IP Aggregation aggregates end-user 1.5 Mbps to 6 Mbps end-link traffic and delivers it to our customers over a clear channel DS3. Customers without a POP in a particular city where they have purchased IP end-links have an option to backhaul their customers’ traffic across the XOC backbone to the city where their POP is located. Traffic is transported securely via MPLS and allows customers to manage their own IP address space. Wholesale long distance termination services provide solutions to terminate inter- and intra-state long distance calls with only one interconnection. VoIP Origination and VoIP Termination services provide inbound access through XOC’s IP network. VoIP Termination provides long distance connectivity to terminate IP-originated calls to the Public Switched Telephone Network. These services are used by some of the nation’s leading retail VoIP service providers

Nextlink

Nextlink provides a high-speed wireless alternative to local copper and fiber connections. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within LOS over distances of up to 13 miles. Nextlink’s services provide critical telecommunications links within customer networks without requiring them to construct their own facilities or purchase capacity from the regional ILECs. Nextlink services also provide carriers and end-user customers with network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters or other disruptions than traditional, terrestrial telecommunications networks.

Nextlink’s business strategy is primarily focused on preserving its licensed spectrum and validating its business model. This business strategy is focused on the following key elements:

Preserve the Spectrum.  Nextlink continues to build out its wireless networks to satisfy the Federal Communications Commission’s (“FCC”) “substantial service” requirements for local multipoint distribution system license renewal purposes.

Focus on Growing Key Markets.  Nextlink is focused on penetrating and growing its business in six key markets where spectrum licenses are held and where a core level of network infrastructure already exists by identifying backhaul and access opportunities within those markets and signing long-term customer service contracts.

Building Networks to Meet Customer Demand.  Nextlink will build networks in additional markets in response to customer demands and with purchase commitments under long-term contracts.

Nextlink provides services in an emerging market and is subject to the inherent risks of early-stage enterprises. Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization and redundancy. Currently, seven customers account for all of Nextlink’s revenue. The largest customer is XOC.

Nextlink holds 91 licenses in the LMDS wireless spectrum (28-31 GHz range) and ten 39 GHz licenses. These licenses cover 75 basic trading areas (“BTA”), which are typically cities or metropolitan areas located throughout the United States. The license term of Nextlink’s broadband wireless spectrum is generally ten years. Nextlink’s licenses are renewable for additional ten year terms. In order to secure renewal of its LMDS and 39 GHz licenses,

Nextlink must generally be in compliance with all relevant FCC rules and demonstrate that it is providing substantial service in its licensed areas. The tables below illustrate the details for these licenses.

License Number	City	State	Population	Band	License Renewal

WPOL286	New York (PMSA of 5 boroughs & 3 counties)	NY	8,546,846	A3*	2/1/2016**

*	31,075 to 31,225 MHz = 150 MHz

**	On August 21, 2006, the FCC granted a request by Nextlink to extend the deadline for construction of the facilities in the NY A3 Block until October 2008 to conform to the construction deadline for its other LMDS licenses in the New York marketplace.

LMDS licenses expiring in 2008:

License
Number	City	State	Population	Band

WPLM417	Atlanta	GA	3,197,171	B
WPLM412	Austin	TX	899,361	B
WPLM416	Baltimore	MD	2,430,563	B
WPLM430	Birmingham	AL	1,200,336	A
WPLM413	Boston	MA	4,133,895	B
WPLM418	Chattanooga	TN	510,860	A
WPLM405	Chicago	IL	8,182,076	B
WPLM424	Cincinnati	OH	1,990,451	B
WPLM422	Cleveland-Akron	OH	2,894,133	B
WPLM410	Columbia	SC	568,754	A
WPLM438	Columbus	OH	1,477,891	B
WPON926	Denver	CO	2,073,952	A1(part)
WPLM408	Detroit	MI	4,705,164	B
WPLM398	Hartford	CT	1,123,678	B
WPLM411	Hickory-Lenoir-Morganton	NC	292,409	A
WPLM431	Huntsville	AL	439,832	A
WPLM435	Indianapolis	IN	1,321,911	B
WPLM436	Kansas City	MO	1,839,569	B
WPLM434	Klamath Falls	OR	74,566	B
WPLM420	Lakeland-Winterhaven	FL	405,382	B
WPLM429	Lexington	KY	816,101	A
WPLM401	Los Angeles	CA	14,549,810	A
WPLM428	Louisville	KY	1,352,955	A
WPLM423	Mansfield	OH	221,514	B
WPLM433	Medford-Grants Pass	OR	209,038	B
WPOH970	Milwaukee	WI	1,751,525	A
WPLM419	Minneapolis-St. Paul	MN	2,840,561	A
WPOH945	New Haven-Waterbury-Meriden	CT	978,311	B
WPLM400	New London-Norwich	CT	357,482	B
WPLM397	New York (whole BTA)	NY	18,050,615	B
WPLM421	Ocala	FL	194,833	B
WPLM432	Portland	OR	1,690,930	A
WPOH956	Providence-Pawtucket, New Bedford- Fall River	RI, MA	1,509,789	A
WPLM437	Rochester	NY	1,118,963	B

License
Number	City	State	Population	Band

WPLM407	Sacramento	CA	1,656,581	A
WPLM402	San Diego	CA	2,498,016	B
WPLM406	San Francisco-Oakland-San Jose	CA	6,420,984	B
WPLM404	San Luis Obispo	CA	217,162	A
WPLM403	Santa Barbara-Santa Maria	CA	369,608	A
WPLM427	Seattle-Tacoma	WA	2,708,949	A
WPLM425	St. Louis	MO	2,742,114	B
WPLM409	Toledo	OH	782,184	B
WPLM415	Washington	DC	4,118,628	B
WPOH677	Albuquerque	NM	688,612	A
WPOH679	El Paso	TX	649,860	A
WPOH676	Tucson	AZ	666,880	A
WPOH683	Lawton-Duncan	OK	177,830	A
WPOH682	Oklahoma City	OK	1,305,472	A
WPOH684	Omaha	NE	905,991	A
WPOH676	Tulsa	OK	836,559	A
WPOH944	Albany-Schenectady	NY	1,028,615	A
WPOH963	Atlanta	GA	3,197,171	A
WPOH954	Austin	TX	899,361	A
WPOH962	Baltimore	MD	2,430,563	A
WPOH955	Boston	MA	4,133,895	A
WPOH955	Buffalo-Niagara Falls	NY	1,231,795	A
WPOH950	Charlotte-Gastonia	NC	1,671,037	A
WPOH948	Chicago	IL	8,182,076	A
WPOH953	Dallas	TX	4,329,924	A
WPOH975	Des Moines	IA	728,830	A
WPOH949	Detroit	MI	4,705,164	A
WPOH952	Greenville-Spartanburg	NC	788,212	A
WPOH943	Hartford	CT	1,123,678	A
WPOH966	Houston	TX	4,054,253	A
WPOH974	Indianapolis	IN	1,321,911	A
WPOH979	Jacksonville	FL	1,114,847	A
WPOH981	Knoxville	TN	948,055	A
WPOH947	Los Angeles	CA	14,549,810	B
WPOH959	Manchester-Nashua-Concord	NH	540,704	A
WPOH973	Memphis	TN	1,396,390	A
WPOH967	Miami-Ft. Lauderdale	FL	3,270,606	A
WPLM426	Milwaukee	WI	1,751,525	B
WPOH964	Minneapolis-St. Paul	MN	2,840,561	B
WPOH980	Nashville	TN	1,429,309	A
WPLM399	New Haven-Waterbury-Meriden	CT	978,311	A
WPOH942	New York (unencumbered by PMSA)	NY	9,503,769	A

License
Number	City	State	Population	Band

WPOH960	Philadelphia, Wilmington (DE), Trenton (NJ)	PA	5,899,345	A
WPOH971	Pittsburgh	PA	2,507,839	A
WPLM414	Providence-Pawtucket, New Bedford-Fall River	RI, MA	1,509,789	B
WPOH951	Raleigh-Durham	NC	1,089,423	A
WPOH972	Richmond-Petersburg	VA	1,090,869	A
WPOH978	Rochester	NY	1,118,963	A
WPOH976	San Antonio	TX	1,530,954	A
WPOH958	Springfield-Holyoke	MA	672,970	A
WPOH969	St. Louis	MO	2,742,114	A
WPOH946	Syracuse	NY	791,140	A
WPOH965	Tampa-St. Petersburg-Clearwater	FL	2,249,405	A
WPOH961	Washington	DC	4,118,628	A
WPOH968	West Palm Beach-Boca Raton	FL	893,145	A
WPOH957	Worcester-Fitchburg-Leominster	MA	709,705	A

A	27,500 to 28,350 MHz, 29,100 to 29,250 MHz, 31,075 to 31,225 MHz = 1,150 MHz
A1	27,500 to 28,350 MHz = 850 MHz
B	31,000 to 31,075 MHz, 31,225 to 31,300 MHz = 150 MHz

39 GHz licenses expiring in 2010:

License				39GHz
Number	City	State	Population	Channels

WPQT938	Denver-Boulder-Greeley	CO	2,073,952	B
WPQT942	Las Vegas	NV	857,856	E
WPQT946	Las Vegas	NV	857,856	G
WPQT939	San Diego	CA	2,498,016	B
WPQT944	San Diego	CA	2,498,016	F
WPQT947	San Diego	CA	2,498,016	N
WPQT940	San Francisco	CA	6,420,984	D
WPQT945	San Francisco	CA	6,420,984	F
WPQT941	Toledo	OH	782,184	E
WPQT943	Toledo	OH	782,184	F

B	38,650 to 38,700 MHz, 39,350 to 39,400 = 100 MHz
E	38,800 to 38,850 MHz, 39,500 to 39,550 = 100 MHz
G	38,900 to 38,950 MHz, 39,600 to 39,650 = 100 MHz
F	38,850 to 38,900 MHz, 39,550 to 39,600 = 100 MHz
N	39,250 to 39,300 MHz, 39,950 to 40,000 = 100 MHz
D	38,750 to 38,800 MHz, 39,450 to 39,500 = 100 MHz

In order to meet the requirements for FCC license renewal, Nextlink launched a program to build points of presence in every BTA where it holds LMDS spectrum licenses. To date, Nextlink believes that it has satisfied the renewal requirements in 32 of its 75 A Band, LMDS license-covered BTAs and has initiated license preservation activities in the remaining 43.

An LMDS coalition filed for an extension of named member companies’ substantial service requirements on June 14, 2007. In order to utilize its resources in the most efficient manner possible, Nextlink joined this coalition and, on October 10, 2007, petitioned the FCC for extension of its B Band LMDS licenses. Subsequently, Nextlink petitioned the FCC for extension of its substantial service requirements for its A3 Band license in New York and Nextlink joined the petition for 17 of its A Band license markets.

Network

We are able to provide our services to customers predominantly over an integrated national wireline network. Our wireline network consists of metropolitan fiber rings and an inter-city fiber network capable of carrying high volumes of data, voice, video and Internet traffic. Our network consists of assets, substantially all of which we own or control through indefeasible exclusive rights or other leasing or contractual arrangements, located across the United States making us a national facilities-based carrier. Integrating these networks with additional advanced hardware and software allows us to offer our customers a comprehensive array of telecommunications services primarily or entirely over a network that we own or control.

Metropolitan Fiber Networks and Local Facilities.  Our metropolitan fiber networks consist of rings of more than 900,000 fiber miles contained in fiber optic cables encircling the central business districts of numerous metropolitan areas. The number of “fiber miles” is equal to the number of route miles multiplied by the number of fibers along that path. We operate 38 metropolitan fiber networks in 22 states and Washington, D.C., including 27 of the 30 largest metropolitan areas in the United States. In the aggregate, our metropolitan area networks consist of more than 9,000 route miles of fiber optic lines connecting over 950 unique Incumbent Local Exchange Carrier end-office collocations in 38 U.S. cities.

The core of each of our metropolitan fiber networks is one or more rings of fiber optic cable in a city’s central business district that connect to our central office locations from which we can provision services to our customers. These central offices contain the switches, routers and other electronics that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services. A critical element of our metropolitan fiber network is the number of central offices within each of our local markets in which we have located our aggregation and transmission equipment, referred to as collocations. In general, a Competitive Local Exchange Carrier is able to provision services at lower cost if it operates a collocation within a relatively short distance of its customer. Following our June 2004 acquisition of the local exchange carrier business of Allegiance, we operate collocations in over 950 central offices as part of our network. Virtually all of our collocations are concentrated in the business districts in which our target customers are located. We operate one of the most extensive collocation footprints in the United States. We believe that our extensive collocations provide us with substantial market opportunities to both sell services to our targeted business customers and to serve as points of termination for traffic originated by other carriers.

We strive to build and own these metropolitan fiber networks or obtain indefeasible rights to use fiber so that we can control the design and technology used to best meet our customers’ needs. Our IRUs allow us to use a specified amount of capacity on a specified fiber on those cables for terms ranging from 10 to 25 years. We built our high capacity metropolitan fiber networks using a backbone density ranging between 72 and 432 strands of fiber per cable. Fiber optic cables have the capacity, or bandwidth, to carry tens of thousands of times the amount of traffic as traditionally-configured copper wire. Our high-count fiber cables allow us to augment the scale of our broadband and voice services without incurring significant additional construction costs.

The following table details the 38 metropolitan fiber networks in the over 70 markets we serve:

	Metro Fiber			Metro Fiber
	Network			Network
State	Location	Service Market	State	Location	Service Market

AZ	Phoenix	Phoenix	MI	Detroit	Detroit
CA	Los Angeles	Los Angeles	MN	Minneapolis	Greater Minneapolis/St. Paul
CA	Orange County	Anaheim	MO	St Louis	St Louis
		Costa Mesa	NJ	New Jersey	Bergen/Passaic
		Fullerton			Middlesex-Somerset-Hunterdon
		Garden Grove			Newark
		Huntington Beach			Jersey City
		Inglewood			Monmouth-Ocean
		Irving			Trenton
		Long Beach	NV	Las Vegas	Las Vegas
		Orange	NY	New York	Manhattan
		Santa Ana			Nassau-Suffolk
CA	Sacramento	Sacramento	OH	Cleveland / Akron	Cleveland-Lorain-Elyria
CA	San Diego	San Diego			Akron
CA	San Francisco	San Francisco			Canton-Massillon
		Oakland	OH	Columbus	Columbus
		Fremont	OR	Portland	Portland-Vancouver, OR-WA
		Milpitas	PA / DE	Central PA	Allentown-Bethlehem-Easton
		Mountain View			Harrisburg-Lebanon-Carlisle
		Palo Alto			Lancaster
		Santa Clara			Reading
		Sunnyvale			Scranton-Wilkes-Barre-Hazleton
CA	San Jose	San Jose			York
CO	Denver	Denver			Wilmington-Newark, DE-MD
		Boulder-Longmont			Dover
			PA	Philadelphia	Philadelphia, PA-NJ
DC/VA	Washington D.C./ Northern VA	Washington, DC-MD-VA-WV	PA	Pittsburgh	Pittsburgh
FL	Ft Lauderdale	Ft Lauderdale	TN	Memphis	Memphis, TN-AR-MS
FL	Miami	Miami	TN	Nashville	Nashville
		West Palm Beach-Boca Raton	TX	Austin	Austin-San Marco
FL	Orlando	Orlando	TX	Dallas / Ft Worth	Dallas
Tampa-St.
FL	Tampa	Petersburg-Clearwater			Fort Worth-Arlington
GA	Atlanta	Atlanta	TX	Houston	Houston
		Marietta	TX	San Antonio	San Antonio
IL	Chicago	Chicago	UT	Salt Lake City	Salt Lake City-Ogden

	Metro Fiber			Metro Fiber
	Network			Network
State	Location	Service Market	State	Location	Service Market

MA	Boston	Boston, MA-NH			Orem/Provo
		Brockton	WA	Seattle	Seattle-Bellevue-Everett
		Lawrence, MA-NH	WA	Spokane	Spokane
		Lowell, MA-NH			Lewiston
		Worcester, MA-CT			Clarkston
MD	Baltimore	Baltimore			Coeur d’Alene

Our metropolitan fiber networks are connected by our own switching, routing and optical equipment. The metropolitan networks are connected to dedicated, high-capacity wavelengths of transmission capacity on our inter-city fiber optic cables, which we refer to as wavelengths. By using our own switching and routing equipment, we maximize the capacity and enhance the performance of our inter-city network as needed to meet our customers’ current and future telecommunications needs.

Inter-city Network.  We have designed and built an advanced and reliable inter-city network. There are at least two physically diverse fiber paths connecting each of our markets to their adjacent markets. This allows us to reroute traffic around inter-city fiber cuts to ensure end-to-end connectivity to our customers. Metropolitan fiber rings are diversely routed to the XO POP. This ensures that customer traffic can reroute around network impairments.

Our inter-city fiber network is comprised primarily of a twenty-year IRU with respect to 18 fiber optic strands pursuant to arrangements with Level 3 Communications, Inc. (“Level 3”). This fiber network traverses over 16,000 miles and connects more than 60 cities in the United States and Canada, including most of the major metropolitan markets served by our metropolitan fiber networks. In addition, we have inter-city fiber IRUs from Abovenet Communications, Inc. (“Abovenet”) and Qwest Communications Corporation (“Qwest”) for routes totaling another 2,000 route miles.

We have lit 2 of our 18 fiber optic strands with 400G-capable transmission equipment and have lit an additional 2 fiber optic strands on segments of our network that required additional capacity with the latest 800G technology. We believe that lighting our inter-city fiber network is strategically beneficial to us. Using our own inter-city fiber optic network and associated transmission and switching equipment provides a lower cost basis for running our network and a higher level of service for our customers.

Our IP network consists of an OC-192 and a 10 Gbps Ethernet-based high-capacity backbone that runs along the same routes as our inter-city fiber optic and transmission network. Our IP backbone connects to our inter-city fiber network at ten IP backbone nodes and 70 local facilities in 38 markets, and provides connectivity to one hosting data center. These IP backbone nodes provide inter-city IP transport between each of our metropolitan fiber networks and connectivity to other Internet Service Providers (“ISPs”) which is commonly referred to as peering. Peering with other ISPs is done in each of our IP backbone facilities except for Denver.

Our IP/MPLS architecture, constructed with our own 10 Gbps wavelengths, provides the highest level of restoration available to IP networks today. Redundant routes and capacity are identified and reserved so that in the event of a failure, the network will automatically restore traffic in the shortest time possible without the need for manual intervention.

Wireless Network.  Our wireless network deploys fixed wireless point-to-point and point-to-multipoint networks providing wireless broadband connectivity and incorporates encryption and authentication technologies to protect information privacy. Our primary network deployment design can be considered an “aggregation network,” meaning it is designed to collect telecommunications traffic from a large number of sites, aggregate that traffic at a single location while maintaining the integrity and quality of the multiple signals, and deliver the resulting larger stream of aggregated traffic to terrestrial, fiber-based networks for distribution across the country. Our wireless networks are also capable of separating large streams of telecommunications traffic and delivering signals as appropriate to multiple locations within an operating region from a single site. We describe the deployment of our aggregation network services as a “middle mile” solution for telecommunications service providers. Additionally, we provide “last mile” high bandwidth data solutions for enterprise and government applications.

We execute our network design by deploying microwave radios placed at customer locations. These radios are centered on strategically selected wireless transmission and aggregation locations (“base stations”). Base stations transmit to and receive signals from wireless equipment at remote customer locations. Base stations are also capable of transmitting to and receiving signals from multiple remote customer locations, allowing transmissions between multiple remote antennas and a single base station antenna. Each base station is capable of serving customers in our targeted mobile backhaul, network facilities replacement, and enterprise and government market segments. Our base stations have a maximum service radius of up to 13 miles, depending on a number of factors such as power levels used, local weather environment, and terrain.

Below is a diagram of a typical LMDS network architecture.

Our wireless services are delivered via our Nextlink operating segment through exclusively licensed LMDS fixed wireless spectrum or common carrier spectrum. See the previous discussion under “Nextlink” for a listing, by city and state, of our LMDS licenses. The properties of Nextlink’s LMDS spectrum allow it to deliver voice and data connectivity to customers at rates of up to 800 Mbps, providing them access to high bandwidth applications. In addition, unlike the spectrum deployed by many other fixed wireless providers, Nextlink’s LMDS spectrum allows point-to-multipoint applications, making its services useful in the deployment of aggregation networks. However, unlike lower frequency transmissions, the signals transmitted through Nextlink’s LMDS spectrum generally will not penetrate trees, walls, glass or other path-obstructing materials. We typically address these line-of-sight

(“LOS”) challenges by installing intermediate sites to overcome significant transmission obstacles. This solution is generally sufficient for services it offers to telecommunications carriers, who sell directly to end-users. However, these line-of-sight challenges, along with the complexities of installation, billing, and caring for end-user customers limits our plan to market wireless services to retail end-users.

Competition

The telecommunications industry is an intensely competitive environment with numerous competitors including ILECs, CLECs, long distance carriers, ISPs, VoIP carriers, cable-based communications providers and fixed wireless carriers. The items we believe differentiate us from the competition include our nationwide high-capacity network, advanced IP and converged communications services, and a responsive, customer-focused orientation. We compete in the markets for wireline and fixed wireless telecommunications services within the United States. These markets are rapidly changing due to industry consolidation, entry of new telecommunications competitors, an evolving regulatory environment and the emergence of new technologies. While we believe that business customers will continue to require wireline services, businesses have increasingly adopted wireless solutions for portions of their communications requirements. According to published reports, in 2006 aggregate spending by business customers on wireless communications services exceeded spending on wireline communications services for the first time.

While CLECs and competitive network providers like us have provided telecommunications service for many years, the market for telecommunications services, particularly local exchange services, remains dominated by the ILECs — Verizon Communications Inc., AT&T Inc. and Qwest Communications, Inc. — each of which owns the majority of the local exchange network in its respective operating region of the United States. The ILECs are our primary competitors for voice, data and Internet services provided to business customers. We compete on the basis of our ability to provide nationwide service, our commitment to customer service, and where our cost structure permits, on the basis of price. While we believe that we have competitive advantages over the ILECs, each ILEC has significantly more resources available to expand its penetration within the operating regions where we compete.

In addition to competing with the ILEC for voice and Internet services, we also compete with many CLECs, most of which are regionally focused. We believe that our national reach and breadth of services makes us competitive with nearly any CLEC. Our principal competition for providing various Internet access and data services are long distance and Internet service providers and ISPs. Recent industry consolidation has eliminated a number of these competitors such as Verizon Communications Inc. acquiring MCI, Inc., AT&T Inc. (formerly SBC Communications, Inc.) acquiring AT&T Corp. and Bell South Corporation, and Level 3 acquiring WilTel Communications Group, LLC, Broadwing Corporation and TelCove, Inc. These acquisitions and business combinations result in larger competitors that may have greater economies of scale and are likely to result in the combined companies becoming even more formidable competitors. Additionally, new competitors such as VoIP providers and cable companies have entered the market to compete with traditional, facilities-based telecommunications services providers. Several companies including Vonage and Cbeyond, Inc. have initiated VoIP services which provide voice telecommunications services exclusively by means of IP. Cable companies such as Cox Communications, Comcast and Time Warner have expanded their voice and broadband connection services into the business telecommunications market.

In the fixed wireless market in which Nextlink operates, we compete with ILECs, CLECs, cable companies and other fixed wireless carriers. Several of the fixed wireless carriers rely solely on the use of common carrier and unlicensed spectrum, others own fixed wireless spectrum similar to Nextlink’s licensed LMDS wireless spectrum. We also face competition from our target customers, who typically decide between either deploying proprietary network assets or purchasing outsourced, turn-key solutions, such as the services we offer. In our mobile wireless backhaul markets, our experience has been that potential customers deploy a combination of proprietary, point-to-point wireless connections and outsource for network services from third parties. In the access markets the competition is primarily from ILECs using a combination of fiber and copper based networks.

Regulatory environments at both the state and federal level have considerable influence on our industry. We continually monitor regulatory developments and remain active in our participation in regulatory issues. See

“Regulatory” subheading in Item 1, Business, and Item 1A, Risk Factors, of this Annual Report for further discussion of the regulatory environment and its impact on us.

Several new technologies are being adopted by telecommunications carriers that could cause significant changes in the competitive landscape for telecommunications services. Such technologies include:

•	IP Communications — VoIP technology enables delivery of voice and data telecommunications services over a single IP network which is less costly to operate than the existing PSTN.

•	Fixed Broadband Wireless — There has been ongoing development of technical equipment and data encryption and compression protocols that permit the use of high bandwidth wireless connections between physical locations that are located within a line-of-sight across relatively short distances, usually three to thirteen miles. In addition, new protocols are under development, such as WiMax, which are designed to allow wireless last-mile connectivity that is not limited by line-of-sight requirements.

•	Mobile Wireless Technologies — New high bandwidth applications, commonly referred to as 3G broadband wireless networks, allow the delivery of video and photos via wireless connection. We believe 3G wireless networks together with the development of next generation, or 4G, wireless networks, will accelerate the adoption of wireless data services by both consumers and enterprises.

We are experiencing a transition of our customers from legacy, TDM-based network infrastructures to IP-based infrastructures. We have deployed our own suite of VoIP services and anticipate adding new services with more IP enabled features to target larger customers. We believe the continued growth in the overall market for mobile wireless telecommunications services combined with the ongoing development of broadband networks and applications will require current wireless telecommunications carriers and our business customers to need significantly greater bandwidth. We expect this will present opportunities for us to increase our revenue by offering wireline and wireless transport, backhaul and termination services to those enterprise and wireless carriers.

Regulatory

Overview.  We offer wireline and fixed wireless communications services to small and medium sized businesses, wireline and wireless telecommunications providers, large enterprises and government agencies. We are therefore subject to regulation by federal, state and local government agencies.

With a few limited exceptions, the FCC has exclusive jurisdiction over our provision of interstate and international telecommunications services, and the state regulatory commissions regulate our provision of intrastate telecommunications services. Additionally, municipalities and other local government agencies may regulate limited aspects of our business, such as use of government-owned rights-of-way, and may require permits such as zoning approvals and building permits.

Since the passage of the Telecommunications Act of 1996 (the “Telecom Act”), there has been an accelerated growth of Internet and IP communications. Congress is currently considering whether to further amend the Telecom Act to, among other things, directly address certain issues such as universal service funding and E911 service that are increasingly impacted by the rapid growth of IP communications. However, it is not possible to predict if, when, or how the Telecom Act will be amended.

Federal Regulation.  XO LLC has authority from the FCC for the installation, acquisition and operation of its wireline network facilities to provide facilities-based interstate and international telecommunications services. In addition, Nextlink is authorized by the FCC to operate its 28 to 31 GHz LMDS and 39 GHz broadband wireless facilities. Because XOC is not dominant in any of its markets, unlike ILECs, its telecommunications services are not subject to price cap or rate of return regulation. Thus, XOC’s pricing policies for interstate and international end user telecommunications services are only subject to the federal requirements that charges for such services be just, reasonable, and non-discriminatory. The FCC allows XOC to file interstate tariffs for its interstate access services (rates charged by XOC to other carriers for access to its network). As for interstate and international long distance telecommunications services, the FCC requires XOC to make the terms, conditions and rates of the detariffed services available to the public on XOH’s web site.

The Telecom Act includes a number of provisions designed to encourage competition in local telephone service, including requirements related to interconnection; intercarrier compensation; local number portability; access to poles, conduits, rights of way and resale; as well as specific requirements imposed on ILECs related to interconnection, collocation, and access to unbundled network elements available at forward looking economic costs. As governed by the Telecom Act, CLEC access to ILEC networks and utility poles are implemented through individually negotiated contracts that conform to applicable FCC rules.

Although the rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented and enforced to permit competitive telephone companies like XOH to compete effectively with the ILECs. Discussed below are several FCC and court proceedings relating to the application of certain FCC rules and policies that are significant to and directly impact our operations and costs, as well as the nature and scope of industry competition.

Unbundling of Incumbent Network Elements.  In a series of orders and related court challenges that date back to 1996, the FCC has promulgated rules implementing the market-opening provisions of the Telecom Act, including the requirement that the ILECs lease UNEs to competitors at cost-based rates. At the core of the series of FCC orders is the FCC’s evolving effort to define and list which ILEC network facilities must be made available as UNEs. Under pressure from the ILECs, the FCC has subsequently reduced the list. However, to date the FCC has preserved access to those network elements critical to the operation of our business.

FCC Regulation of Wireless Services.  Nextlink is the licensee of authorizations issued by the FCC in LMDS and 39 GHz services. As an FCC licensee, Nextlink is subject to regulatory oversight, including limits on the amount of foreign investment in certain FCC licenses, the transfer and assignment of FCC licenses, and regulations governing the construction, technical aspects and the nature of services that can be provided by operators of wireless communications systems. The FCC regulates the use of the electromagnetic spectrum, and has exclusive jurisdiction over licensing and technical rules governing the operation of wireless services.

The majority of Nextlink’s FCC licenses are in the LMDS spectrum range, which is one of the several FCC-licensed services that permit licensees and/or their customers to transmit high capacity wireless broadband traffic on an LOS basis. Generally, only LOS operations may be offered today because of where in the spectrum LMDS frequencies are situated. Other FCC-licensed services with high-capacity broadband wireless LOS capabilities include the 24 GHz band and the 39 GHz band.

All of Nextlink’s LMDS and 39 GHz licenses were granted for ten-year terms. At the end of the terms, the licenses are up for renewal as follows:

License	Due for Renewal

LMDS	2008
39 GHz	2010

In order to secure renewal of its LMDS and 39 GHz licenses, Nextlink must generally be in compliance with all relevant FCC rules and demonstrate that it is providing substantial service in its licensed areas. Nextlink has FCC spectrum licenses in 75 BTAs. In order to meet the requirements for FCC license renewal, Nextlink has allocated capital and launched a nationwide program to build out networks necessary to meet the FCC’s safe harbor provisions under the substantial service tests associated with such licenses. We expect Nextlink will complete the network build out necessary to meet the substantial service requirements prior to the license renewal dates.

The only exception to Nextlink’s initial deadlines for demonstrating that it is providing substantial service through its LMDS licenses relates to its authorization for the A3 block of LMDS spectrum in eight counties in the New York market (the “NY A3 Block”). On August 21, 2006, the FCC granted a request by Nextlink to extend the deadline for construction of the facilities in the NY A3 Block until October 2008 to conform to the construction deadline for its other LMDS licenses in the New York marketplace. We have recently petitioned the FCC to further extend the deadline. In addition, an LMDS coalition filed for an extension of named member companies’ substantial service requirements on June 14, 2007. Notwithstanding the above and in order to utilize its resources in the most efficient manner possible, Nextlink joined this coalition and, on October 10, 2007, petitioned the FCC for extension of its B Band LMDS licenses. Subsequently, Nextlink petitioned the FCC for extension of its substantial service requirements for its A3 Band license in New York and Nextlink joined the petition for 17 of its A Band license markets.

Additional Federal Regulations

The following discussion summarizes some additional specific areas of federal regulation that directly affect our business.

Verizon and Qwest Petitions for Forbearance from Unbundling Requirements.  On September 6, 2006 and on April 27, 2007, pursuant to section 10 of the Communications Act of 1934, as amended (the “Communications Act”), Verizon and Qwest, respectively, filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations. Verizon sought relief in six markets: Boston, New York, Pittsburgh, Philadelphia, Providence, RI and Virginia Beach, VA. Qwest’s request includes relief in four markets: Denver, Minneapolis, Phoenix and Seattle. On December 4, 2007, the FCC, in a unanimous decision, found that the current evidence of competition does not satisfy the section 10 forbearance standard with respect to any of Verizon’s requests. Accordingly, the Commission denied the requested relief in all six MSAs. On January 14, 2008, Verizon filed an appeal in the DC Circuit. The deadline for the FCC to act on the Qwest petition is April 27, 2008 or, if extended by the FCC pursuant to a one-time three month extension permitted by statute, July 27, 2008. If the petition is granted, the FCC would likely order a transition window in which competitive carriers would be given an opportunity to find other arrangements (either from the incumbent or from other sources) for needed loop and transport elements. It is not possible to predict the outcome of these proceedings at this time or its effect on our operations.

VoIP.  Like a growing number of carriers, XOC uses IP technology for the transmission of a portion of its network traffic. The regulatory status and treatment of IP-enabled services is unresolved. The FCC has held that Vonage’s VoIP services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. On June 27, 2006, the FCC released an order holding that providers of “interconnected VoIP services” must contribute to the federal universal service fund, finding that such providers are “providers of interstate telecommunications” under 47 U.S.C. 254(d) and also asserting its ancillary jurisdiction over such providers under Title I of the Communications Act. The FCC, however, explicitly left open the question of whether interconnected VoIP providers provide “telecommunications services” or enhanced “information services.” Generally, telecommunications service providers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. On June 1, 2007, the DC Circuit upheld the FCC’s order requiring VoIP providers to pay into the USF. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of this proceeding or its effect on our operations.

AT&T Declaratory Ruling Re:  VoIP.  In April 2004, the FCC released an order, finding that an interexchange service that uses ordinary customer premises equipment that originates and terminates on the PSTN that provides no enhanced functionality and that undergoes no net protocol conversion, is a telecommunications service and subject to switched access charges. Pursuant to the order, interexchange services similar to those VoIP “in the middle” services offered by AT&T may also be in the same regulatory category as traditional telecommunications services and, therefore, potentially subject to access charges and other regulatory obligations. Although the FCC did not rule on the applicability of access charges for services provided prior to April 21, 2004, ILECs may attempt to assert claims against other telecommunications companies, including us, for the retroactive payment of access charges. On September 21, 2005, SBC filed with the FCC a petition for declaratory ruling that wholesale transmission providers using IP technology to transport long distance calls that originate and terminate on the PSTN are liable for access charges under the FCC’s rules and applicable tariffs. SBC seeks a ruling that providers meeting these criteria are interexchange carriers. The petition remains pending. On October 23, 2007, Feature Group IP filed a petition asking the FCC to forbear from the application of switched access charge rules to interconnected VoIP traffic. On January 11, 2008, Embarq filed a petition asking the FCC to essentially forbear from applying any enhanced service provider exemption to interconnected VoIP. The FCC has consolidated the Feature

Group IP and Embarq petitions and set an initial comment date of February 19, 2008. By operation of the forbearance statute, the FCC would have to act on the Feature Group IP petition and the Embarq petition by the third quarter of 2008 and first quarter of 2009, respectively.

ILEC Provision of Broadband Telecommunications Services and Information Services. On September 23, 2005, the FCC issued its Report and Order and Notice of Proposed Rulemaking in its Wireline Broadband proceeding. In this Wireline Broadband Order, the FCC determined that facilities-based wireline broadband Internet access service is an information service that is not subject to Title II regulations imposed on telecommunication services. The FCC also eliminated any existing Computer Inquiry requirements on Internet access service. Facilities-based wireline carriers are permitted to offer transmission arrangements for wireline broadband Internet access services (e.g., DSL) on a common carrier basis or a non-common carrier basis. However, the FCC clarified that the new regulatory classification of broadband Internet access service will not impact the ability of CLECs to access UNEs under section 251 of the Communications Act and the FCC’s rules. On October 16, 2007, the U.S. Court of Appeals upheld the FCC’s order. It is not possible to predict the outcome of this proceeding or its effect on our operations.

ILEC Petitions for Forbearance from Regulation.  Effective March 19, 2006, a Petition filed by Verizon requesting that the FCC forbear from regulating certain packet-switched and optical-based services under Title II of the Communications Act was deemed granted by operation of law. On December 7, 2007, the DC Circuit released an order denying the appeal and stating there was no final agency action for the court to review. Since June, 2006, Qwest, AT&T, BellSouth and two independent ILECs have filed to obtain at least the same regulatory relief granted to Verizon relative to those companies’ provision of the same packet-switched and optical-based services. Comments and replies regarding these forbearance petitions have been filed.

Intercarrier Compensation Reform.  Currently, telecommunications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges. These two forms of inter-carrier compensation have been under review by the FCC since 2001. The FCC continues to consider a broad order reforming the inter-carrier compensation system and issued a Notice of Proposed Rulemaking on February 10, 2005 to seek further comment on inter-carrier compensation reform. Several proposals remain before the FCC including the “Missoula Plan” filed by large and rural ILECs. It is not possible to predict the outcome of this proceeding or its effect on our operations.

Cost-based Total Element Long Run Incremental Cost (“TELRIC”) Pricing.  On September 10, 2003, the FCC initiated a new proceeding to consider significantly revamping the current TELRIC methodology used for the pricing of UNEs. If the FCC reverses the methodology used for determining UNE rates to allow for rate increases, this could substantially raise our costs for leasing UNEs in the future. Several state commissions have also initiated proceedings to review the rates that the ILECs charge for UNEs. An adverse ruling in these proceedings would allow ILECs to increase UNE rates in the applicable state and this could substantially raise our costs for leasing UNEs in the future. It is not possible to predict the outcome of this proceeding or its effect on our operations.

VoIP 911 Regulation.  On June 3, 2005, the FCC imposed 911 regulations on “interconnected VoIP services.” Congress is considering whether to adopt VoIP 911 legislation, which could include statutory immunity for lawsuits relating to VoIP 911 services. It is not possible to predict if, when, or how the FCC’s 911 rules will be amended or Congress will adopt VoIP 911 legislation, or its effect on our operations.

CALEA Regulation.  On September 23, 2005, by issuance of an order (the “VoIP CALEA Order”), the FCC took a significant step to apply the obligations under the Communications Assistance for Law Enforcement Act (“CALEA”) to new technologies and services that are increasingly used as substitutes for conventional services. Specifically, the FCC found that (1) all facilities-based broadband Internet access service providers and (2) providers of “interconnected VoIP services” must meet the same CALEA requirements that apply to providers of traditional services currently subject to wiretap rules, including circuit-switched telephone voice service and dial-up Internet access. On May 12, 2006, the FCC released a second order addressing implementation issues raised by the VoIP CALEA Order and requiring facilities-based broadband Internet access and interconnected VoIP services to comply by May 14, 2007 with technical requirements established by industry standards organizations, to which the Company fully complied. It is not possible to predict the outcome of this proceeding or its effect on our operations.

On June 9, 2006, the D.C. Circuit Court of Appeals issued an opinion upholding the VoIP CALEA Order. A petition for an en banc rehearing of the June 9th opinion was filed with the D.C. Circuit Court of Appeals on July 21, 2006 and remains pending.

Georgia Public Service Commission Petition for Declaratory Ruling Regarding 271 Pricing. On April 18, 2006, the Georgia Public Service Commission (“GPSC”) filed a petition for declaratory ruling with the FCC. The GPSC is seeking a clarification from the FCC that it is not preempted by federal law from setting just and reasonable rates under Section 271 of the Telecommunications Act for high capacity loops, transport and local switching offered by Regional Bell Operating Companies. In the alternative, the GPSC asks the FCC to find that the rates adopted by the GPSC for such services are just and reasonable or if the FCC finds that the GPSC rates are not just and reasonable, the GPSC asks the FCC to set the rates for such services. This petition remains pending at the FCC.

AT&T Petition for Forbearance.  On October 11, 2007, the FCC issued its Memorandum Opinion and Order granting, in part, the forbearance requested by AT&T Inc. for certain broadband service offerings. In particular, the FCC granted AT&T, in part, nationwide forbearance from dominant carrier regulations with regard to its existing packet-switched broadband telecommunications services and its existing optical transmission services as described in AT&T’s Petition. The FCC limited the forbearance granted to AT&T to the specific broadband services set forth in AT&T’s Petition and expressly excluded all TDM-based DS1 and DS3 special access services that are the subject of the Commission’s rulemaking proceeding in WC Docket No. 05-25. Based on our understanding of AT&T’s request for forbearance and the FCC’s grant, we believe the FCC’s decision will not have a significant impact on us.

State and Local Regulation

Most state regulatory commissions require companies that wish to provide intrastate common carrier services to register or seek certification to provide these services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. We are certified in all of the states in which we conduct business. In most states, we are also required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate, and to update or amend our tariffs as rates change or new services are added. We may also be subject to various reporting and record-keeping requirements.

In some municipalities, where we choose to deploy our own POPs, we may be required to obtain street opening and construction permits, permission to use rights-of-way, zoning variances and other approvals from municipal authorities. We also may be required to obtain a franchise to place facilities in public rights-of-way. In some areas, we may be required to pay license or franchise fees for these approvals. We cannot provide assurances that fees will remain at current levels, or that our competitors will face the same expenses, although the Telecom Act requires that any fees charged by municipalities be reasonable and non-discriminatory among telecommunications carriers.

Wireless Services Affected by State Regulations

While we anticipate that the dedicated wireless communications links that Nextlink currently provides and expects to provide will be used by its customers as part of their interstate mobile wireless communications networks, Nextlink markets point-to-point wireless services designed to carry a customer’s telecommunications traffic from a customer’s facility to the facilities of a telecommunications carrier or to another of the customer’s offices, primarily within one state. To the extent necessary, Nextlink has applied for and anticipates that it will receive and maintain Certificates of Public Convenience and Necessity, file tariffs and reports, and fulfill other administrative and financial obligations, such as state universal service fund obligations, as appropriate relative to its services. Nextlink has received certificates from 28 state commissions.

Glossary

In order to assist the reader in understanding certain terms relating to the telecommunications industry that are used in this report, a glossary is included.

3G.  The third generation of mobile phone standards and technology enable network operators to offer users a wider range of more advanced services while achieving greater network capacity through improved spectral efficiency. Services include wide-area wireless voice telephony and broadband wireless data, all in a mobile environment. Typically, they provide service at 5-10 Mb per second.

4G.  A term used to describe the next step in wireless communications. A 4G system will be able to provide a comprehensive IP solution where voice, data and streamed multimedia can be given to users at higher data rates than previous generations.

Access Charges.  The fees paid for the local connections with carriers’ networks.

Asynchronous Transfer Mode, or ATM.  An information transfer standard that is one of a general class of packet technologies that relay traffic at varying rates, permitting a mix of data, voice and video.

Backbone.  A high-speed network that interconnects smaller, independent networks. It is the through- portion of a transmission network, as opposed to spurs which branch off the through- portions.

Bandwidth.  The difference between the upper and lower cutoff frequencies of, for example, a filter, a communication channel, or a signal spectrum, and is typically measured in hertz.

Capacity.  The information carrying ability of a telecommunications facility.

Carrier.  A company which provides communications circuits.

Central Offices.  A telecommunications center where switches and other telecommunications facilities are housed. CLECs may connect with ILEC networks either at this location or through a remote location.

Competitive Local Exchange Carrier, or CLEC.  A company that provides local exchange services, including dedicated service, in competition with the ILEC.

Collocation.  The ability of a telecommunications carrier to interconnect its network to the ILEC’s network by extending its facilities to the ILEC’s central office.

Conduit.  A pipe usually made of metal, ceramic or plastic, that protects buried cables.

Dark Fiber.  Unused fiber through which no light is transmitted or installed fiber optic cable not carrying a signal.

Dedicated.  Telecommunications lines dedicated to, or reserved for use by, a particular customer along predetermined routes.

Digital.  A means of storing, processing and transmitting information by using distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies use a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers preclude distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

DS3.  Standard North American telecommunications industry digital signal format, which is distinguishable by bit rate (the number of binary digits (0 and 1) transmitted per second). DS3 service has a bit rate of 44.736 megabits per second.

DSL (digital subscriber line).  A family of technologies that provide digital data transmission over the wires of a local telephone network.

Ethernet.  A network configuration in which data is separated into “frames” for transmission. Ethernet equipment scans the network to find the least-congested route for frames to travel from Point A to Point B, thus resulting in greater speed and fewer errors in frame transmission.

Fiber Optics.  Fiber optic technology involves sending laser light pulses across glass strands in order to transmit digital information. Fiber optic cable is the medium of choice for the telecommunications and cable industries. Fiber is immune to electrical interference and environmental factors that affect copper wiring and satellite transmission.

Frame Relay.  A data transmission technique used to send digital information in a relay of frames to one or many destinations from one or many end-points.

Gbps (gigabits per second).  One billion bits of information per second. The information-carrying capacity of a circuit may be measured in Gbps.

GHz.  One billion hertz, or cycles per second. A hertz is one cycle per second, and is the basic measurement for bandwidth in analog terms.

Incumbent Local Exchange Carriers, or ILEC.  Large local phone companies, such as Verizon Communications Inc., AT&T Inc. and Qwest Communications, Inc. which each owns the majority of the local exchange network in its respective operating regions of the United States and dominates the market for telecommunications services.

Indefeasible rights to use, or IRU.  The right to use another company’s fiber optic circuit specifying the time and bandwidth.

Interconnection.  Interconnection of facilities between or among the networks of carriers, including potential physical collocation of one carrier’s equipment in the other carrier’s premises to facilitate such interconnection.

Interactive Voice Response, or IVR.  A phone technology that allows a computer to detect voice and touch tones using a normal phone call. The IVR system can respond with pre-recorded or dynamically generated audio to further direct callers on how to proceed. IVR systems can be used to control almost any function where the interface can be broken down into a series of simple menu choices.

Internet Service Providers, or ISP.  Companies formed to provide access to the Internet to consumers and business customers via local networks.

Interexchange Carrier.  A telecommunications company that provides telecommunications services between local exchanges on an interstate or intrastate basis.

Local Area Networks, or LAN.  The interconnection of computers for the purpose of sharing files, programs, and peripheral devices such as printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

Line-of-Sight, or LOS.  Some through the air transmission media that operates at a frequency which transmits in a perfectly straight line requiring the area between a transmitter and a receiver is clear of obstructions.

Local Exchange.  A geographic area defined by the appropriate state regulatory authority in which telephone calls generally are transmitted without toll charges to the calling or called party.

Local Loop.  The physical connection from the subscriber’s premise to the carrier’s Point-of-Presence.

Local Multipoint Distribution System, or LMDS.  A broadband wireless access technology that commonly operates on microwave frequencies the 28 GHz — 31 GHz range, as well as 39 GHz and other common carrier spectrum in the 6 GHz, 11GHz and 18 GHz bands.

Mbps (megabits per second).  One million bits of information per second. The information carrying capacity of a circuit may be measured in Mbps.

Multi-Protocol Label Switching, or MPLS.  A standards-approved technology for speeding up network traffic flow and making it easier to manage. MPLS involves setting up a specific path for a given sequence of packets, identified by a label put in each packet, thus saving the time needed for a router or switch to look up the address to the next node to forward the packet to.

Node.  A point of connection into a fiber optic network.

OC-n.  Optical carrier levels ranging from OC-1 (51.84 Mbps) to OC-192 (9.9 Gbps).

Peering.  The commercial practice under which ISPs exchange traffic with each other.

Point-of-Presence, or POP.  Collocation centers located centrally in an area where telecommunications traffic can be aggregated for transport and distribution.

Private Line.  A private, dedicated telecommunications link between different customer locations.

Public Switched Telephone Network, or PSTN.  The switched network available to all users generally on a shared basis.

Reciprocal Compensation.  An arrangement in which two local exchange carriers agree to terminate traffic originating on each other’s networks in exchange for a negotiated level of compensation.

Route Mile.  The number of miles along which fiber optic cables are installed.

Router.  Equipment placed between networks that relay data to those networks based upon a destination address contained in the data packets being routed.

Synchronous Optical Network, or SONET.  A set of standards for optical communications transmission systems that define the optical rates and formats, signal characteristics, performance, management and maintenance information to be embedded within the signals and the multiplexing techniques to be employed in optical communications transmission systems. SONET facilitates the interoperability of dissimilar vendor’s equipment. SONET benefits business customers by minimizing the equipment necessary for various telecommunications applications and supports networking diagnostic and maintenance features.

Switch.  A mechanical or electronic device that opens or closes circuits or selects the paths or circuits to be used for the transmission of information. Switching is a process of linking different circuits to create a temporary transmission path between users.

T1.  A data communications circuit capable of transmitting data at 1.544 Mbps.

Unbundled Network Elements, or UNE.  The telecommunications network that the ILECs are required to make available to CLECs. Together, these parts make up a local loop that connects to a digital subscriber line access multiplexer, a voice switch or both. The loop allows non-facilities-based telecommunications providers to deliver service without laying network infrastructure, such as copper wire, optical fiber, and coaxial cable.

Voice over Internet Protocol, or VOIP.  The technology used to transmit voice conversations over a data network using the Internet Protocol.

Virtual Private Network.  A private network that operates securely within a public network by means of encrypting transmissions.

Wireless Backhaul.  Movement of telecommunications traffic between cell sites and points of connection to wired networks.

Employees

At February 29, 2008, we had 4,416 employees, including 2,143 in Business Services, 309 in Carrier Services, 52 in Nextlink Wireless, 964 in Network Services, 351 in Information Technology, 274 in Finance and 323 in Corporate. Separated by our reportable segments, we had 4,364 employees in XOC and 52 employees in Nextlink. None of our employees are represented by a labor union and we have experienced no labor-related work stoppages.

Available Information

XOH’s common stock is quoted on the Over the Counter Bulletin Board under the symbol XOHO.OB. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements for our annual stockholders meeting, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Securities and Exchange Commission website, www.sec.gov, which can be accessed via link through our website at www.xo.com under “About Us — Investor Relations.” The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we have posted our Code of Ethics applicable to our principal executive officer, principal financial officer, controller, treasurer and other persons performing similar functions on our website. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report.

Item 1A.	Risk Factors

Risks Related to Liquidity, Financial Resources, and Capitalization

We have incurred a net loss in the past and may not generate funds from operations or financing activities sufficient to meet all of our operating or capital cash requirements and, if we are unable to meet our needs for additional funding in the future, we may be required to limit, scale back or cease our operations.

For each period since inception, we have incurred net losses. For the years ended December 31, 2007, 2006 and 2005 our net losses allocable to common stockholders were approximately $129.9 million, $143.8 million and $159.2 million, respectively. In the near term, we expect to use available cash and cash generated from operations to fund our operating cash needs and our ongoing capital expenditure requirements. Our current strategy contains elements that we will not be able to execute without additional financing through the issuance of debt and/or equity securities.

In addition, we have a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009. Principal and interest repayments on our Credit Facility are scheduled to commence in April 2009. The principal and accrued interest outstanding on our Credit Facility as of December 31, 2007 and 2006 was $377.2 million and $336.7 million, respectively.

On March 13, 2008, XO LLC entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Arnos Corp. (“Arnos”), an affiliate of Carl C. Icahn, the Chairman of our Board of Directors and majority stockholder (the “Chairman”) pursuant to which Arnos purchased a Note in the aggregate principal amount of $75,000,000. The Note Purchase Agreement also provides for the issuance until April 15, 2008 of up to an additional $70,000,000 of notes (collectively, the “Notes”). We intend to offer such additional Notes to certain large minority stockholders of the Company that are accredited investors. No assurance can be given that such minority stockholders will purchase any of the Notes when offered to them. We will use the $75,000,000 gross proceeds from the Note purchased by Arnos, and the proceeds from any other additional Notes purchased by parties, for working capital, to meet our current and near-term capital needs and to provide liquidity. However, there can be no assurance that, when the Notes mature we will have the cash available to pay the principal and accrued interest due.

While we continue to pursue the possibility of renegotiating or refinancing our existing Credit Facility and/or raising capital through one or more offerings of debt and/or equity securities, we are uncertain that we will be successful in our efforts to raise additional capital to meet our current plans. Reductions in our cash balance and recent market volatility in the corporate debt markets may adversely impact our ability to raise additional capital on financially favorable terms. If we are unable to raise additional capital, we may not generate sufficient funds from operations to execute our long-term, strategic business plan or service our Credit Facility and we may be required to delay or reduce the scope of our capital expenditure activities, eliminate certain expenditures on long-term initiatives and/or implement cash preservation measures. In such a capital restricted situation, we may be forced to sell assets or securities on an untimely or unfavorable basis or cease our operations.

The financial covenants in the Credit Facility restrict our financial and operational flexibility, which could have an adverse effect on our results of operations. If we do not receive waivers from our lenders, we expect to be in non-compliance with the financial covenants in our credit facility, which would likely have an adverse effect on our business.

Our Credit Facility could affect our financial and operational flexibility by limiting our flexibility in planning for or reacting to changes in market conditions and may cause us to be more vulnerable in the event of a downturn in business.

Our Credit Facility contains covenants that restrict the amount of capital expenditures we can incur; prohibit additional indebtedness, liens on our assets and dividend payments; and limit certain transactions, particular types of investments and other restricted payments. In addition, our Credit Facility contains certain covenants with respect to EBITDA requirements (as the term EBITDA is defined in the Credit Facility) and maintenance of an unrestricted cash balance of $25.0 million.

Since 2004 we have been out of compliance with the quarterly minimum consolidated EBITDA covenant contained in the Credit Facility. However, XO LLC has obtained waivers for each period of non-compliance from the affiliate of our Chairman that holds a majority of the loans. Based on current financial results and our current business plan, we do not expect to comply with the EBITDA covenant for the twelve-month periods ended December 31, 2008 and March 31, 2009. On March 13, 2008, XO LLC obtained a waiver of compliance with the EBITDA covenant in accordance with the terms of the Credit Facility. The waiver of compliance prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until March 31, 2009. The waiver of compliance is filed as an exhibit to this Annual Report.

XO LLC also obtained from the affiliate of our Chairman a waiver of compliance with XO LLC’s minimum unrestricted cash balance covenant through January 1, 2009. The waiver of compliance is filed as an exhibit to this Annual Report.

We are actively pursuing various alternatives to avoid future violations of our covenants and to provide additional working capital. We continue to explore the possibility of renegotiating or refinancing our existing Credit Facility and/or raising capital through one or more offerings of debt and/or equity securities. There is no assurance that we will ultimately consummate an alternative financing transaction and/or successfully raise capital through one or more offerings of debt and/or equity securities before we may otherwise be required to reclassify our long-term debt to current debt.

On October 29, 2007, we reached an agreement in principle for a global settlement of litigation involving certain of our minority shareholders (the “Settlement”). The terms of the Settlement include changes to certain covenants in the Credit Facility. Specifically, the proposed Settlement would provide, among other things, for (i) the reduction by one hundred fifty (150) basis points of the interest on the debt held by affiliates of the Chairman (approximately 94% of the outstanding debt) under our Credit Facility accruing on or after January 1, 2008 through the due date of July 15, 2009, and (ii) elimination of the financial covenants, including the EBITDA and minimum unrestricted cash balance covenants. Elimination of the EBITDA and minimum unrestricted cash balance covenants in the Credit Facility would relieve us from immediate concerns relating to the reclassification of our long term debt to short term debt. The Settlement is subject to approval by the Chancery Court in Delaware, which has scheduled a hearing on the matter on March 31, 2008, but there is no assurance that such approval will be obtained or obtained before we might otherwise fail to satisfy certain of these covenants.

If the Settlement is not effective as of March 31, 2008, and if we are not in compliance with the covenants of the Credit Facility in the future, we may need to request additional waivers under our Credit Facility. Although such waivers have been granted in the past there can be no assurance that we will be able to obtain additional waivers. If we are not able to (i) obtain additional waivers, (ii) finalize the global settlement of litigation involving certain of our minority shareholders on the same or similar terms set forth in the proposed settlement, or otherwise amend the Credit Facility covenants to remove or amend the minimum EBITDA requirement and the restricted cash covenant, or (iii) repay the Credit Facility with new debt or equity financing so that XO LLC is in compliance, we could be required to reclassify the $377.2 million of outstanding long-term debt and accrued interest to short-term debt as of March 31, 2008. A reclassification of this debt would cause a significant deterioration to our disclosed working capital and financial position. Consequently, a default under the Credit Facility could adversely affect our ability to perform our obligations under other commercial agreements and could have material adverse consequences on our financial position and results of operations.

We may not prevail in our claims against the ATLT, and we may not be successful in defending against the ATLT’s counterclaims.

As previously disclosed in our periodic reports filed with the SEC, we have asserted various claims against the ATLT in the approximate aggregate amount of $50 million, and the ATLT has asserted various counterclaims against us. On February 2, 2007, the Bankruptcy Court entered a corrected order adjudicating some, but not all, of those claims and counterclaims. Pursuant to that order, the Bankruptcy Court ruled, among other things, in favor of the ATLT on its counterclaim relating to the proceeds of certain Allegiance receivables (which ruling requires us to pay the minimum amount of approximately $8 million, subject to an upward adjustment of up to approximately $2 million depending on the decision of an accounting referee, plus interest), and against us on our claim for payment of a management fee (in the approximate amount of $30 million). Certain of the claims and counterclaims of the parties remain to be adjudicated through, among other things, an accounting referee process. An arbitrator awarded us $5.3 million plus interest of 4% from September 29, 2004 (total amount of approximately $5.8 million) for one such claim against ATLT for transition services provided by us to the ATLT. That award was confirmed by the Bankruptcy Court on October 11, 2007 and the ATLT paid the full award amount to us on October 19, 2007. There is no assurance that either the Bankruptcy Court or the accounting referee will rule in our favor on the other claims. Also, there is no assurance that an appellate court considering an appeal of any ruling on any of the claims or counterclaims will rule in our favor.

Risks Related to our Wireline Operations

Our rights to the use of the unlit capacity that makes up our network may be affected by the financial health of, or disputes with, our fiber providers.

We possess the right to use the unlit capacity that is included in our network, particularly in our inter-city network, through long-term leases or indefeasible right of use agreements. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and agreements with the provider, that in turn could have a negative impact on the integrity of our network, the ability to expand the capacity of our network as our business grows, and ultimately on our results of operations. In addition, if one of our fiber providers, as a result of a dispute, were to prevent us from lighting more fiber, such actions could also have a similar negative impact.

The failure of our operations support systems could impair our ability to retain customers, provision their services, or result in increased capital expenditures.

In the event of a substantial failure of our operations support systems, our disaster recovery framework, including the systems for sales tracking, billing and order entry and provisioning, is not fully redundant and may not permit the recovery of our systems operations and/or perform critical aspects of our services for an extended period. We may incur and/or suffer the costs, delays and customer complaints associated with system failures and may not be able to efficiently and accurately provision new orders for services on a timely basis to begin to generate revenue related to those services.

We may not be able to continue to connect our network to ILEC networks or to maintain Internet peering arrangements on favorable terms, which would impair our growth and performance.

We are required to be a party to interconnection agreements with ILECs in order to connect our customers to the public switched telephone network. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets.

Peering agreements with Internet service providers allow us to access the Internet and exchange traffic with these providers. Depending on the relative size of the providers involved, these exchanges may be made without settlement charges. Recently, many Internet service providers that previously offered peering have reduced or eliminated peering relationships or are establishing new, more restrictive criteria for peering and an increasing number of these providers are seeking to impose charges for transit. Increases in costs associated with Internet and exchange transit could have an adverse effect on our margins for our services that require Internet access. We may not be able to renegotiate or maintain peering arrangements on favorable terms, which would impair our growth and performance.

We depend on a limited number of third-party service providers for the performance of several of our business operations, including payroll and billing services.

If any of these third-party providers were to experience significant interruptions in their business operations, terminate their agreements with us, or fail to perform the services required under the terms of our contracts with them, our own processing could be materially and adversely affected for an indefinite period of time. There can be no assurance that we would be able to locate alternative providers of such services, or that we could do so at economical rates.

We may not be able to adequately protect our intellectual property or rights to licenses for use of third-party intellectual property, and may be subject to claims that we infringe the intellectual property of others, which could substantially harm our business.

We rely on a combination of patents, copyrights, and other proprietary technology that we license from third parties. We have been issued several United States and foreign trademarks and may consider filing for additional trademarks in the future. We have also been issued one United States patent and may consider filing for additional patents in the future. However, we cannot assure that any additional patents or trademarks will be issued or that our issued patent or trademarks will be upheld in all cases. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our trademarks or technology or that our competitors or licensors will not independently develop technologies that are substantially equivalent to or superior to ours. In addition, the legal systems in many other countries do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary interests and business information or our present license arrangements, our business, financial condition and results of operations could be adversely affected. Furthermore, the dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In the future, we may be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect our trade secrets and other intellectual property rights. Any intellectual property litigation could be costly and cause diversion of management’s attention from the operation of our business. Adverse determinations in any litigation could result in the loss of proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. We could also be subject to court orders preventing us from providing certain services in connection with the delivery of services to our customers.

Risks Related to our Wireless Operations

Nextlink is in the early stages of development and we may not be able to implement its business strategy or to obtain new customers.

Nextlink, our fixed wireless business, provides services in an emerging market and is subject to the inherent risks of early stage enterprises. In order to continue the growth and development of the fixed wireless business, significant capital expenditures would be required to, among other things, purchase equipment, acquire service locations and further develop our information technology systems. There can be no assurance that we will successfully grow and develop our fixed wireless business even if such capital expenditures are made. There can also be no assurance that the market will accept our wireless services, or that developments in the communications market that management believes could contribute to the growth of our wireless business will be sustained.

Our spectrum licenses may not be renewed upon expiration, which could harm our business. Furthermore, the FCC may not grant an extension of the renewal date for Nextlink’s B Band LMDS licenses.

Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. The renewal dates for our LMDS licenses are generally in 2008. The renewal dates for Nextlink’s 39 GHz licenses are in 2010. An LMDS coalition filed for an extension of named member companies’ substantial service requirements on June 14, 2007. Notwithstanding the above and in order to utilize its resources in the most efficient manner possible, Nextlink joined this coalition and, on October 10, 2007, petitioned the FCC for extension of its B Band LMDS licenses.

To qualify for renewal of a license, we must demonstrate that Nextlink has provided “substantial service” by the end of the license term. The FCC’s “substantial service” renewal standard for both LMDS and 39 GHz licensees is intended to provide licensees with flexibility in renewing their licenses. The FCC’s “safe harbor” guidelines provide licensees with a degree of certainty as to how to comply with the requirement, but they are not the only way to demonstrate substantial service.

The FCC has provided “safe harbor” examples of what would constitute substantial service for an LMDS and 39 GHz licensee. For an LMDS licensee that chooses to offer point-to-multipoint services, a demonstration of coverage of 20% of the population of its licensed area at the ten-year mark would constitute substantial service. In the alternative, for an LMDS licensee that chooses to offer fixed, point-to-point services, the construction of four permanent links per one million people in its licensed area would constitute substantial service. For a 39 GHz licensee, the FCC adopted the safe harbor of four links-per-million population. The FCC has taken a flexible approach to assessing whether LMDS and 39 GHz licensees are providing substantial services, including, for example, determining that a licensee is providing niche, specialized or technologically sophisticated services.

Management expects our FCC licenses will be reviewed for substantial service on a license-by-license basis. While management expects that we will be able to demonstrate that Nextlink is providing substantial service for each of its A Band LMDS licenses, the FCC may modify its definition of substantial service. Furthermore, the FCC may deny Nextlink’s petition to extend the license renewal dates for its B Band LMDS Licenses. There can be no assurance that Nextlink will be able to demonstrate substantial service or extend the timeline for demonstrating substantial service in the BTAs where Nextlink holds LMDS spectrum. Failure to renew its licenses or extend the timeframe for renewal could have a significant adverse effect on Nextlink’s operations and financial results.

If any of our spectrum licenses are not renewed, our business, financial condition and results of operations could be adversely affected. Our business depends on the widespread adoption of bandwidth-intensive applications, such as 3G and 4G applications, and if widespread adoption does not occur, our business would be harmed.

One of our primary business strategies is to provide mobile telecommunications companies with backhaul services. Demand for backhaul services will depend, to a large extent, on the widespread acceptance and use of so-called third and fourth generation (“3G” and “4G”) mobile wireless technologies, such as high speed data service, video phone capability, telephone photography, streaming video, downloadable music, and video games. The implementation of 3G and 4G technologies may require wireless service providers to upgrade equipment and make significant capital expenditures, which may be delayed by a number of factors outside of our control. Any delay in implementation could result in reduced demand for backhaul services, which would have a material adverse effect on our ability to generate revenues and expand our business.

We may not be able to successfully execute the necessary real estate transactions, or to negotiate acceptable rates in those agreements for placing antennas and having access to necessary equipment.

The provision of our services may require that we enter into arrangements with certain property owners in order to attach equipment inside or on the rooftops of buildings where customers are located. Similar agreements may also be required in order to access transmission towers or buildings that we plan to use as points-of-presence or repeaters for Nextlink’s networks. However, we may be unable to enter into access arrangements on favorable terms, or at all, and therefore may be unable to service certain prospective customers. In addition, the general unavailability of transmission towers may hinder the expansion of our networks.

Additional spectrum may become available from the FCC, increasing the number of and/or viability of our competitors or even allowing our customers or potential customers to obtain their own spectrum outright, reducing their need to obtain spectrum or services from us.

Other entities may obtain FCC licenses to operate spectrum in the same markets as us, thereby offering similar capacity with comparable transmission reliability. These entities may be able to offer lower prices than us or may have more spectrum available to use in a given market than us. Alternatively, potential customers may decide to obtain equipment that operates on certain bands of frequencies that the FCC has designated, or may in the future designate, for use without individual FCC licensing.

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

FCC Regulation of radio frequency emissions and radio frequency environments may increase our costs and/or limit Nextlink’s operations.

The FCC regulates the health and safety effects of radio frequency emissions for Nextlink and other wireless communications providers. Any FCC licensee whose emissions in an area exceed five percent of the total permissible emissions limit is responsible for ensuring that the site meets applicable health and safety requirements. The fixed wireless equipment we use is designed to operate at radio frequency emission levels well below the FCC’s standard. However, if we operate in an area where other higher radio frequency emitters are operating, we could nonetheless be required to cooperate with, and contribute financially to, efforts intended to bring the site within applicable health and safety limits, which could increase our costs and/or limit our operations.

Risks Related to Competition and our Industry

Our success is highly dependent on our ability to retain and recruit talented employees.

We depend on the performance of our executive officers and key sales, engineering, and operations personnel, many of whom have significant experience in the telecommunications industry. For 2007, our annual attrition rate was approximately 13%. If we were to experience the loss of a significant number of our professionals in the future, it could adversely affect our results of operations, including our ability to continue performing certain functions and to complete certain initiatives in accordance with our existing budgets and operating plans. To attract and retain the number of employees we need to grow our business, we may have to increase our compensation levels or incur higher recruiting costs in the future.

We have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to bankruptcies, acquisitions, non-renewal, or other factors, which could materially and adversely affect our revenues and results of operations.

We have substantial business relationships with several large telecommunications carriers for whom we provide wireless, local and long distance transport services. However, as of December 31, 2007, we did not have any individual customers who provided more than 5% of our total revenue. The highly competitive environment and the industry consolidation in the long distance and wireless markets has challenged the financial condition and growth prospects of some of our carrier customers, and has caused such carrier customers to optimize the telecommunications capacity that they use among competing telecommunications services providers’ networks, including ours. Replacing this revenue may be difficult because individual enterprise and small to medium business customers tend to place smaller service orders than our larger carrier customers. In addition, pricing pressure on services that we sell to our carrier customers may challenge our ability to grow revenue from carrier customers. As a result, if our larger carrier customers terminate the services they receive from us, our revenues and results of operations could be materially and adversely affected.

Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices, which could impair our results.

New technologies, such as VoIP, and regulatory changes — particularly those permitting ILECs to provide long distance services — are blurring the distinctions between traditional and emerging telecommunications markets. Additionally, some of our biggest competitors have been freed from certain regulatory requirements that required such competitors to make certain elements of their networks available to CLECs on just, reasonable, and non-discriminatory rates, terms and conditions. Furthermore, the increasing importance of data services has focused the attention of most telecommunications companies on this growing sector. This increased competition could impair our prospects, put downward pressure on prices and adversely affect our operating results.

The telecommunications industry is highly competitive, and has experienced the consolidation of many existing competitors and the introduction of significant new competitors. If we are not able to successfully compete against existing and new competitors, our financial condition could be materially and adversely affected.

The communications industry is highly competitive. Many of our competitors generate significantly greater revenue, and possess significantly greater assets and financial resources than us. This competition places downward pressure on prices for local and long distance telephone service and data services, which can adversely affect our operating results. Also, as the technology to deliver VoIP services is improved, more companies will be able to compete with us in our metropolitan markets without constructing or acquiring public switched telephone network assets in those markets. In addition, we could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users. If we are not able to successfully compete against our larger competitors and the new entrants into the telecommunications market, our financial condition and results of operations could be materially and adversely affected.

We are subject to comprehensive and continually evolving regulation, which could increase our costs and adversely affect our ability to implement our business plan.

XOH and some of its services and facilities are regulated by the FCC, states, local zoning authorities, and other governmental entities in a regulatory environment that is becoming more challenging for CLECs. These regulators routinely conduct rulemaking proceedings and issue interpretations of existing rules. These regulatory proceedings could impose additional obligations on us, give rights to competitors, increase our costs, and otherwise adversely affect our ability to implement our business plan. Attempts to limit the basic competitive framework of the Telecom Act could interfere with the successful implementation of our business plan.

The FCC’s Order on Remand FCC 04-290 of its Triennial Review Order rulemaking proceeding implemented in March 2005 significantly increased costs to CLECs like us for “last mile” access in key geographic areas. Additionally, one of our biggest competitors was recently freed from certain regulatory requirements that required it to make certain packet-switched and optical services available on just and reasonable terms. These and other similar regulatory developments could have detrimental effects on our CLEC business.

Risks Related to our Common Stock

An entity owned and controlled by our Chairman is our majority stockholder.

An entity owned and controlled by the Chairman of our Board of Directors filed an amendment to its Schedule 13D with the SEC on July 2, 2007 disclosing that the Chairman’s beneficial ownership of XOH’s common stock was approximately 58.8% as of such date. As a result, our Chairman has the power to elect all of our directors. Under applicable law and our certificate of incorporation and by-laws, certain actions can be taken with the approval of holders of a majority of our voting stock, including mergers, sale of substantially all of our assets and amendments to our certificate of incorporation and by-laws.

Future sales or issuances of our common stock could adversely affect our stock price and/or our ability to raise capital.

Future sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the common stock and our ability to raise capital. As of December 31, 2007, there were 182,075,035 shares of our common stock outstanding.

In addition, as of December 31, 2007, 4,000,000 shares of our 6% Class A Convertible Preferred Stock were outstanding. At such time, such shares of Preferred Stock were convertible into 53,017,718 shares of our common stock. However, pursuant to the terms of the Preferred Stock, the number of shares of common stock into which the Preferred Stock is convertible increases quarterly. A majority of the Preferred Stock is held by Cardiff and the remainder is held by various stockholders. Cardiff and such stockholders have the right to require us to register the Preferred Stock and the shares of common stock into which it is convertible under the Securities Act, and to include such Preferred Stock and/or common stock in certain registration statements filed by us from time to time. As of December 31, 2007, approximately half of the preferred shares have been registered.

We have options outstanding to purchase approximately 9,600,000 shares of common stock reserved for issuance under the XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) as of December 31, 2007. Unless surrendered or cancelled earlier under the terms of the 2002 Plan, those options will begin to expire in 2013. In addition, the 2002 Plan authorizes future grants of options to purchase common stock, or awards of restricted common stock, with respect to approximately 6,000,000 of additional shares of common stock in the aggregate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease facilities for our administrative and sales offices, central switching offices, network nodes and warehouse space in various cities throughout the United States. These leases have various expiration dates through 2019. Our corporate headquarters is located at 13865 Sunrise Valley Drive, Herndon, VA, where we occupy approximately 105,000 square feet of administrative space. We do not own any real property. Nearly all of our administrative and warehouse space is used by our XOC operating segment. Most of our central switching offices and network nodes are used by XOC; however, our Nextlink operating segment does lease a small percentage of the XOH network nodes as points of presence.

We currently have facilities in excess of our needs and have entered into various sublease agreements for our unused office and technical space in order to reduce our ongoing operating expenses regarding such space. As a result of fresh start accounting upon our emergence from bankruptcy, included in our other current liabilities and other long-term liabilities are costs to be incurred through 2019 related to facilities that are subleased or are expected to be subleased at rates below our costs. We believe the facilities we are retaining are suitable and adequate for our business operations. For additional information regarding our obligations under leases, see Note 19 of our consolidated financial statements in Item 8 of this Annual Report.

Item 3.	Legal Proceedings

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

In October 2007, as a result of a binding arbitration proceeding, the Company was awarded and collected $5.8 million inclusive of interest related to certain payments made by the Company on behalf of the ATLT and Shared Technologies, Inc.

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

On October 29, 2007, the parties notified the court that they had reached a settlement in principle in this case. The parties entered into a mutually acceptable formal settlement agreement and filed the agreement with the Court of Chancery on January 14, 2008. The Court set a hearing for March 31, 2008 to hear objections to the settlement, if any, and requested that objections be filed with the Court no later than 20 business days prior to the hearing. No objections have been received as of March 17, 2008. As of December 31, 2007, an estimated amount to settle the wireline litigation claim was recorded in the Company’s accrued liabilities.

Houlihan Lokey Howard and Zukin Capital LLC

On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for approximately $19 million represents HLHZ’s claim for advising management in the Company’s financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and XOH objected to the fee claim on the grounds that, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOH for $2.0 million, which it had previously paid, and ordered XOH to pay the difference to HLHZ. XOH paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York upheld the Bankruptcy Court decision. On May 29, 2007, HLHZ filed notice of appeal to the 2nd Circuit. All appellate briefs have been filed. No hearing date has been set.

Level 3

On March 28, 2005, Level 3 sent the Company “formal notice” that as a result of statements made in the Company’s 2004 10-K filing, wherein the Company disclosed that it was considering among other options, lighting its dark fiber in the United States to create wavelengths capacity, XOH was in material breach of its contractual obligations to Level 3, which obligations were allegedly included in the First Amendment to the Workout Agreement, Section 2. The Parties entered into a Workout Agreement dated October 31, 2001 and the First Amendment to Workout Agreement was dated February 11, 2003. On May 5, 2006, the Company filed a complaint in the Delaware Court of Chancery requesting a declaratory judgment regarding its rights under the various agreements between the parties. On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XOH and that XOH had breached its agreements with Level 3. The counterclaim requested that the court award Level 3 unspecified damages. On July 11, 2006, XOH filed an amended complaint clarifying its claim. On November 2, 2007, the Court issued an opinion deciding the case in favor of XOH. The Court determined that, despite the various subsequent agreements between XOH and Level 3, XOH retained its right to light fiber it acquired pursuant to the initial Cost Sharing Indefeasible Right to Use Agreement. On December 27, 2007, Level 3 filed an appeal to the decision, however on February 12, 2008, Level 3 filed a Notice of Voluntary Dismissal of the appeal, effectively terminating the case.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

XO Holdings, Inc. common stock is traded on the OTCBB under the symbol “XOHO.OB.” The following table illustrates the high and low sales prices of the Company’s common stock, based on the last daily sale, in each of its last eight quarterly periods.

	2007		2006
Quarter	High	Low	High	Low

First	$5.24	$4.07	$3.95	$1.84
Second	$5.20	$4.33	$5.40	$3.71
Third	$4.89	$3.10	$4.90	$3.80
Fourth	$3.45	$1.92	$4.95	$3.50

All of the 2007 over-the-counter market quotations set forth in this table reflect inter-dealer quotations, without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Holders

As of March 12, 2008, there were 140 stockholders of record of the Company’s common stock.

Dividends

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company’s Credit Facility, discussed in Note 8 of our consolidated financial statements in Item 8 of this Annual Report, prohibits the payment of dividends.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
XO Holdings, Inc.
including data to 12/31/2007

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information regarding the Company’s equity compensation plans as of December 31, 2007.

Number of Securities
Remaining Available
for Future Issuance
	Number of Shares to		Under Equity
	be Issued upon		Compensation Plans
	Exercise of	Weighted Average	(Excluding Shares
	Outstanding Options	Exercise Price of	Reflected in Column
Plan Category	(a)	Outstanding Options	(a))

Equity compensation plans approved by stockholders(1)	9,633,745	$5.07	5,983,707
Equity compensation plans not approved by stockholders	—	—	—

Total	9,633,745	$5.07	5,983,707

(1)	Includes options issued pursuant to two separate components of the 2002 Stock Incentive Plan adopted by the Company: the 2003 Employee Retention and Incentive Plan and the 2003 Annual Bonus Plan.

2002 Stock Incentive Plan Programs.  In addition to grants of options approved by the Compensation Committee in accordance with customary hiring and promotion practices, the Compensation Committee and the Board have approved and adopted two programs pursuant to which options have been granted under the 2002 Stock Incentive Plan.

2003 Employee Retention and Incentive Plan.  In June 2003, the Compensation Committee approved the adoption of the 2003 Employee Retention and Incentive Plan (the “Employee Retention and Incentive Plan”). This plan replaced an existing retention plan, which we refer to as the Restructuring Retention Plan, and nearly all of the participants thereunder exchanged their rights to participate in the Restructuring Retention Plan for the right to participate in the Employee Retention and Incentive Plan. The Employee Retention and Incentive Plan provided for the payment of cash bonuses and the issuance of options to some of the Company’s employees based upon the attainment of certain performance goals. A registration statement covering the offer and sale of stock options and stock appreciation rights, or SARs, to be granted in conjunction with the Employee Retention and Incentive Plan for an aggregate award of 1,900,000 shares of Company common stock has been filed with the SEC. As of December 31, 2007 and 2006, the Company had outstanding fully vested options to purchase an aggregate of 73,485 and 83,390 shares, respectively, of Company common stock and 6,636 SARs, pursuant to the Employee Retention and Incentive Plan. 50% of the SARs were vested and exercisable on the date of grant, with the remaining 50% vesting ratably every month for twenty-four months following the month of grant. No further grants under the Employee Retention and Incentive Plan are permitted.

2003 Annual Bonus Plan.  In June 2003, XO Inc. adopted the 2003 Annual Bonus Plan (the “Bonus Plan”). The Bonus Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees who were ineligible to participate in the Employee Retention and Incentive Plan. The payment of bonuses and the issuance of options under the Bonus Plan was contingent upon the same performance targets as contained in the Employee Retention and Incentive Plan. As of December 31, 2007, these were outstanding options to purchase 19,057 shares of common stock under the Bonus Plan. The financial goals and the terms of the Bonus Plan were established by the Board. Our employees were not eligible to participate in both the Employee Retention and Incentive Plan and the Bonus Plan. No further grants under the Bonus Plan are permitted.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations and cash flow data set forth below for the three years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 are derived from XOH’s audited consolidated financial statements which are included in Item 8 of this Annual Report. The statement of operations and cash flows data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements of XOH not included in this Annual Report.

Our loss from operations, net loss, net loss allocable to common shareholders and net loss allocable to common shareholders per common share for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 were materially affected by certain items, which affects the comparability of the information presented with other years’ results. See explanations below. Selected annual financial data for the Company is summarized in the following table (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005	2004(a)	2003

Statement of Operations Data:
Revenue(k)	$1,428,665	$1,416,843	$1,437,897	$1,300,420	$1,110,483
Loss from operations(b)(c)(e)(f)(g)(j)(l)	$(108,436)	$(112,151)	$(126,394)	$(370,292)	$(111,858)
Net loss(b)(c)(e)(f)(g)(h)(i)(j)(l)	$(115,654)	$(130,344)	$(146,505)	$(405,543)	$(102,554)
Net loss allocable to common shareholders(b)(c)(e)(f)(g)(h)(i)(j)(l)	$(129,923)	$(143,830)	$(159,208)	$(410,453)	$(102,554)
Net loss allocable to common shareholders per common share, basic and diluted(b)(c)(e)(f)(g)(h)(i)(j)(l)	$(0.71)	$(0.79)	$(0.88)	$(2.57)	$(1.07)
Balance Sheet Data:
Cash, cash equivalents and marketable securities(h)(c)	$108,960	$170,983	$183,988	$251,289	$520,612
Property and equipment, net(l)	$720,396	$678,233	$717,627	$820,536	$485,984
Broadband wireless licenses, net(j)	$35,782	$35,782	$40,527	$46,854	$53,181
Other intangibles, net(b)	$17,733	$27,725	$51,252	$93,012	$56,334
Total assets(b)(c)(h)(j)	$1,090,126	$1,131,221	$1,202,725	$1,459,385	$1,265,165
Long-term obligations(d)	$377,213	$336,650	$301,113	$366,247	$536,791
Class A Convertible Preferred Stock	$244,811	$230,542	$217,056	$204,353	$—
Total stockholders’ equity(d)	$42,347	$170,848	$322,588	$485,552	$380,425
Statement of Cash Flow Data:
Net cash provided by operating activities	$140,136	$100,362	$108,980	$150	$6,301
Net cash (used in ) provided by investing activities(c)(h)	$(193,664)	$(106,160)	$(56,223)	$(444,837)	$153,036
Net cash used in (provided by) financing activities(d)	$(6,960)	$(2,477)	$(109,908)	$200,116	$5,185

(a)	The selected consolidated financial data includes the accounts and activities of the businesses we acquired from Allegiance Telecom, Inc. from the acquisition date June 23, 2004 through December 31, 2004.

(b)	2004 includes a $212.5 million, or $1.31 per share, non-cash impairment charge for goodwill.

(c)	2003 includes a $33.5 million, or $0.35 per share, gain on investment sales.

(d)	2004 an aggregate of 39.7 million shares were issued in a rights offering, yielding net proceeds of $197.6 million used to pay down our long-term debt and accrued interest payable.

(e)	2007 and 2006 includes a change in estimate for cost of service expenses that decreased loss from operations, net loss and net loss allocable to common shareholders $21.6 million and $14.5 million, respectively, or $0.12 and $0.08 per share, respectively. See Note 2c.

(f)	2007 and 2005 includes $9.9 million and $4.3 million, respectively, of expense related to changes associated with on-going litigation. Net loss per common share decreased $0.05 and $0.02, respectively, for the years ended December 31, 2007 and 2005. See Note 2c.

(g)	2006 includes a $10.6 million, or $0.06 per share, decrease to cost of service expense related to a change in estimate for disputed amounts payable to third-party telecommunications providers. See Note 2c.

(h)	2007, 2006 and 2005 includes $21.5 million, $5.2 million and $7.5 million, respectively, of investment income related to beneficial settlements of legal matters regarding our holding of Global Crossing debt securities. Net loss per common share was decreased $0.12, $0.03 and $0.04 for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 15. Cash flow provided by investing activity increased $21.5 million during 2007 and $12.7 million during 2006.

(i)	2004 includes a $5.8 million, or $0.04 per share, loss on investment sales.

(j)	During 2006 we determined our broadband wireless licenses to be indefinite lived assets and discontinued their periodic amortization. No amortization expense was recorded during 2007 or the fourth quarter of 2006. See Note 5.

(k)	2006 and 2005 includes $5.2 million and $4.3 million, respectively, in reclassifications of pass-through transactional taxes. See Note 2w.

(l)	2007 includes $13.3 million, or $0.07 per share, of additional depreciation expense associated with revisions to the depreciable lives of certain fixed assets. These revisions occurred in the fourth quarter of 2007. See Note 2c.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunctions with, our audited consolidated financial statements and notes included in Item 8 of this Annual Report. We will discuss and provide our analysis of the following:

•	our critical accounting policies and estimates;

•	our results from operations;

•	a comparison of our segment financial results;

•	our liquidity and capital resources; and

•	new accounting pronouncements.

Historical results and percentage relationship amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future period.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates under different assumptions or conditions.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The following list is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 2 of our consolidated financial statements in Item 8 of this Annual Report.

We have included below our policies that are both important to our financial condition and operating results and required management’s most subjective and complex judgments in determining the underlying estimates and assumptions. Management believes our critical accounting policies and estimates pertain to revenue recognition, cost of service, allowance for uncollectible accounts, assessment of loss contingencies, property and equipment and intangible assets. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition

Revenue from telecommunications services is recognized when (i) the services are performed, (ii) evidence of an arrangement exists, (iii) the fee is fixed and determinable and (iv) collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until all criteria are met. Revenue for telecommunication services is recognized monthly as the services are provided. Communications services are provided either on a usage basis, which can vary period to period, or at a contractually committed amount, net of credits and adjustments for service discounts, billing disputes or unauthorized usage.

During each reporting period we must make estimates for potential future sales credits to be issued related to billing errors, service interruptions and customer disputes. We reserve known billing errors and service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. We also estimate a general sales credit reserve related to unknown billing errors and disputes based on historical sales credit activity. We assess the adequacy of our sales credit reserve monthly using several factors, including the likelihood of billing being disputed by customers and historical sales credit trends.

Fees billed in connection with service installations and other non-recurring charges related to ongoing service are deferred and recognized ratably over the average customer life.

Cost of Service — Telecommunications Services

Cost of Service — Telecommunications Services includes expenses for customer loop, interconnect access and transport services paid to third-party telecommunications providers. We accrue for the expected cost of services obtained from third-party telecommunications providers during the period the services are rendered. The recognition of telecommunication services costs during any reported period involves the use of significant management estimates due to the contractual and operational complexity of service arrangements and the resulting errors in service provider invoicing.

It is common for invoices received from the third-party telecommunications providers to include items which result in disputes due to billing discrepancies. We accrue costs for disputed invoices based on our historical trend of resolutions for similarly disputed items. If we ultimately settle a disputed amount which is different than the accrual, we recognize the difference in the period in which the settlement is finalized as an adjustment to cost of service. During the years ended December 31, 2007, 2006 and 2005, we recorded favorable cost of service adjustments for the resolution of significant billing disputes of $7.2 million, $12.5 million and $29.4 million, respectively. Prior to the third quarter of 2006, we did not have sufficient historical data to estimate expected resolution rates of disputed invoices; therefore, we accrued invoiced amounts under dispute in full as they were considered to be contingent liabilities probable and measurable and typically payable. As of September 2006, we determined there was sufficient historical experience on which to base an estimate of our liability. Accordingly, we reduced cost of service and our disputed accrual liability $10.6 million during the third quarter of 2006.

In March 2005, the FCC’s Triennial Review Remand Order (“TRRO”), altered a number of significant federal regulations that increased our costs by requiring the use of contracted rates with ILECs instead of cost-based services. During the year ended December 2005, we recorded an estimated liability to accrue these costs. During the years ended December 31, 2007 and 2006, based on a final reconciliation of circuits and rates with the respective carriers, we revised certain accrued costs of our remaining liability related to compliance with the TRRO which resulted in favorable cost of sales adjustments of $21.6 million and $14.5 million, respectively.

Allowance for Uncollectible Accounts

During each reporting period we must make estimates for potential losses resulting from uncollectible trade accounts receivable. The determination of our allowance for uncollectible accounts requires significant estimation and assumptions. The corresponding provision for uncollectible accounts is recorded as a Selling, General and Administrative expense. We utilize both specific and general allowance methods for determining the allowance for doubtful accounts.

We assess the adequacy of our allowance for uncollectible accounts monthly using several factors, including the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of our customers. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement review is performed on accounts not subject to specific review utilizing the factors previously mentioned. We can and have experienced significant month-to-month changes in reserve level requirements. If circumstances relating to financial viability of significant customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer relevant, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known. Any material change in the financial status of any one or group of customers could have a material adverse effect on our results of operations, financial position or cash flows.

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss can be reasonably estimated. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimated due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. During the years ended December 31, 2007 and 2005, we increased certain liability estimates related to on-going litigation $9.9 million and $4.3 million, respectively, as a result of current developments. We did not make significant changes to our litigation liability estimates during the year ended December 31, 2006. In addition, because of the nature of the estimates and uncertainties used in the valuation of the net assets of the ATLT and, thus, our bankruptcy claim, the amount that we recover from the ATLT upon the distribution of the net assets of the trust may vary materially from the carrying value. For additional information regarding all of our legal proceedings and loss contingencies, see Notes 6 and 19 of our consolidated financial statements in Item 8 of this Annual Report.

Property and Equipment

We determine the estimated useful lives for telecommunications network equipment and acquired bandwidth based on historical usage with consideration given to technological changes and trends in the industry, which could impact the network architecture and asset utilization. Accordingly, in making this assessment, we consider (i) our planned use of the assets, (ii) the views of experts within and outside of the Company, (iii) sources regarding the impact of technological advances and (iv) trends in the industry on the value and useful lives of our network assets.

We periodically evaluate the estimated useful lives used to depreciate our assets. As a result of an evaluation during the fourth quarter of 2007, we changed the estimated useful life of certain network equipment which resulted in an increase of $13.3 million to depreciation expense. While we believe our current estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may cause additional changes to future depreciation expense.

In accordance with the guidelines of SFAS 144, we assess the possible impairment of equipment and other assets held for a period longer than one year whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. In the event that there are changes in the planned use of these assets or our expected future undiscounted cash flows are reduced significantly, the assessment of our ability to recover the carrying value of these assets in the future could change. No conditions of impairment of our fixed assets existed during 2007, 2006 or 2005.

Intangible Assets

In accordance with the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) we assess the possible impairment of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted net future cash flows expected to be generated by the asset. No conditions of impairment existed during 2007, 2006 or 2005. In the event that there are changes in the planned use of our definite-lived intangible assets or their expected future undiscounted cash flows are reduced significantly, the assessment of our ability to recover the carrying value of these assets under SFAS 144 could change.

In accordance with the guidelines of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) goodwill and intangible assets with indefinite lives are reviewed at least annually for impairment whether or not events have occurred that may indicate impairment. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to fair value. There were no impairment charges recorded during the years ended December 31, 2007, 2006 or 2005 for goodwill or other indefinite-lived intangible assets. Calculating the fair values of our indefinite-lived intangible assets involves significant assumptions, estimation and judgment including industry trends for pricing; expected periods the assets will be utilized; and estimating long-term revenue, revenue growth, projected operating expenses and estimated future capital expenditures. Significant changes to one or more of these estimates could change our assessment related to the recoverability of our indefinite-lived intangible assets.

Significant judgment is required to determine whether intangible assets should be classified as definite or indefinite lived. In conjunction with the launch of Nextlink, we reevaluated the accounting for our broadband wireless licenses during 2006 and determined the licenses to have an indefinite useful life under the guidelines of SFAS 142. As a result, we stopped amortizing our broadband wireless licenses October 1, 2006 and amortization expense of $1.6 million was not recorded in the fourth fiscal quarter of 2006. Future changes in classification of intangible assets could result in changes to amortization expense.

In order to secure renewal of its LMDS and 39 GHz licenses, Nextlink must generally be in compliance with all relevant FCC rules and demonstrate that it is providing substantial service in its licensed areas. Nextlink has FCC spectrum licenses in 75 BTAs. In order to meet the requirements for FCC license renewal, Nextlink has allocated capital and launched a nationwide program to build out networks necessary to meet the FCC’s safe harbor provisions under the substantial service tests associated with such licenses. We expect Nextlink will complete the network build out necessary to meet the substantial service requirements prior to the license renewal dates.

RESULTS OF OPERATIONS

The following tables contain certain data from our consolidated statements of operations for the year ended December 31, 2007 compared to December 31, 2006 and December 31, 2006 compared to December 31, 2005 (in thousands).

		%		% of
		Consolidated		Consolidated	Change
Years Ended December 31,	2007	Revenue	2006	Revenue	Dollars	Percent

Revenue	$1,428,665	100.0%	$1,416,843	100.0%	$11,822	0.8%
Cost and expenses
Cost of service(1)	810,590	56.7	822,042	58.0	$(11,452)	(1.4)%
Depreciation and amortization	206,953	14.5	201,222	14.2	$5,731	2.8%
Selling, general and administrative	511,622	35.8	502,192	35.5	$9,430	1.9%
Loss on write-down of assets	7,936	0.6	3,538	0.2	$4,398	124.3%

Total cost and expenses	1,537,101	107.6	1,528,994	107.9	$8,107	0.5%

Loss from operations	(108,436)	(7.6)	(112,151)	(7.9)	$(3,715)	(3.3)%
Interest income	8,182	0.6	8,691	0.6	$(509)	(5.9)%
Investment and other income	23,068	1.6	5,193	0.4	$17,875	344.2%
Interest expense, net	(37,681)	(2.6)	(32,077)	(2.3)	$5,604	17.5%

Net loss before income taxes	(114,867)	(8.0)	(130,344)	(9.2)	$(15,477)	(11.9)%
Income tax expense	(787)	(0.1)	—	—	$787	NM

Net loss	(115,654)	(8.1)	(130,344)	(9.2)	$(14,690)	(11.3)%
Preferred stock accretion	(14,269)	(1.0)	(13,486)	(1.0)	$783	5.8%

Net loss allocable to common shareholders	$(129,923)	(9.1)%	$(143,830)	(10.2)%	$(13,907)	(9.7)%

(1)	Exclusive of depreciation and amortization expense

NM	= not meaningful

		%		% of
		Consolidated		Consolidated	Change
Years Ended December 31,	2006	Revenue	2005	Revenue	Dollars	Percent

Revenue	$1,416,843	100.0%	$1,437,897	100.0%	$(21,054)	(1.5)%
Cost and expenses
Cost of service(1)	822,042	58.0	823,340	57.3	$(1,298)	(0.2)%
Depreciation and amortization	201,222	14.2	233,084	16.2	$(31,862)	(13.7)%
Selling, general and administrative	502,192	35.5	506,189	35.2	$(3,997)	(0.8)%
Loss on write-down of assets	3,538	0.2	1,678	0.1	$1,860	110.8%

Total cost and expenses	1,528,994	107.9	1,564,291	108.8	$(35,297)	(2.3)%

Loss from operations	(112,151)	(7.9)	(126,394)	(8.8)	$(14,243)	(11.3)%

Interest income	8,691	0.6	8,850	0.6	$(159)	(1.8)%
Investment and other income	5,193	0.4	5,330	0.4	$(137)	(2.6)%
Interest expense, net	(32,077)	(2.3)	(34,291)	(2.4)	$(2,214)	(6.5)%

Net loss	(130,344)	(9.2)	(146,505)	(10.2)	$(16,161)	(11.0)%
Preferred stock accretion	(13,486)	(1.0)	(12,703)	(0.9)	$783	6.2%

Net loss applicable to common shares	$(143,830)	(10.2)%	$(159,208)	(11.1)%	$(15,378)	(9.7)%

(1)	Exclusive of depreciation and amortization expense

Revenue — 2007 Compared to 2006

Total revenue for the year ended December 31, 2007 increased slightly compared to the prior year. We experienced strong growth in our core service offerings relating to Data & IP services, which are largely based on next-generation technologies. This was partially offset by decreases in our Legacy/TDM services, which are predominately deployed using TDM, circuit switched voice technologies. Specifically, revenue was earned from services provided in the following categories for the years ended December 31 (dollars in millions):

		% of		% of	Change
	2007	Revenue	2006(1)	Revenue	Dollars	Percent

Core services
Data and IP	$527.1	36.9%	$426.6	30.1%	$100.5	23.6%
Integrated/Voice	324.6	22.7	356.5	25.2	(31.9)	(8.9)%

Total core services	851.7	59.6	783.1	55.3	68.6	8.8%
Legacy/TDM services	577.0	40.4	633.7	44.7	(56.7)	(8.9)%

Total revenue	$1,428.7	100.0%	$1,416.8	100.0%	$11.9	0.8%

(1)	2006 revenue, as presented, includes $5.2 million associated with a reclassification of pass-through taxes for comparability with 2007 presentation.

Core Services.  We experienced a continued growth in market demand for telecommunications services utilizing next generation IP technologies and transport services. We consider our services with these characteristics to be our core Data & IP services. These services include Dedicated Internet Access (“DIA”), XOptions Flex IP, Carrier VoIP origination and termination, Ethernet, and other IP-based solutions, as well as data services including Telco Collocation, Multi-Transport Networking (“MTNS”) and Dedicated Private Line. Our core Integrated/Voice services include PRI, Integrated Access, and XOptions, and other traditional integrated voice/data services, as well as our wholesale Carrier long distance, Carrier Long Distance Termination (“CLDT”).

For the year ended December 31, 2007, revenue from our Core Data & IP services increased compared to the prior year. During 2007, we significantly enhanced our nationwide fiber optic network and related systems architecture with next-generation equipment capable of handling voice and data in an IP environment. This allows us to service more customers at higher speeds. Furthermore, we experienced increased demand for private line and Collocation space and equipment, which occurred because of the increasing importance of privacy, speed and security sought by both commercial and carrier business in their telecommunications needs. The launch of Ethernet over Copper technology coupled with additional high speed routers also contributed to this growth. The impacts of (i) our network enhancements, (ii) new service launches and (iii) increased sales of existing services are reflected in the 23.6% increase in revenue earned from our core Data & IP services during 2007, compared to 2006.

This growth was slightly offset by a decline in revenue from our Carrier VoIP service, which occurred because several of our larger Carrier VoIP customers have experienced financial challenges which have adversely impacted their volume of activity with us. Approximately $11 million of the $100.5 million increase in core service revenue for the year ended December 31, 2007 compared to 2006 was due to settlements with a number of carriers for previously disputed interconnect receivables.

Core Integrated/Voice contains more mature integrated offerings such as XOptions and Integrated Access, as well as traditional Carrier Long Distance (“CLDT”) wholesale termination. For the year ended December 31, 2007, revenue from Core Integrated/Voice declined $31.9 million as compared to 2006. We experienced declines in traditional integrated offerings as customer demand has shifted to IP-enabled solutions such as XOptions Flex. These declines were partially offset by growth associated with higher volume associated with CLDT.

We expect revenue from Core Data & IP services, as a percentage of our total revenue, will increase during 2008 compared to 2007 as a result of growth from the continuing demand for next-generation, IP-based telecommunication services and the continued demand for more secure means customers will need to meet their telecommunications needs.

Legacy/TDM Services.  Voice and data services we consider to be legacy are predominantly deployed using TDM, circuit switched voice technologies. Legacy voice and other services include basic business lines, switched trunks, local usage, commercial traditional switched long distance, carrier reciprocal access, IVR, Voice Conferencing, Calling Card and revenue from transaction based pass-through taxes. Legacy data and integrated services include DSL, Web Hosting, and Shared Tenant Services.

For the year ended December 31, 2007, revenue from services in our Legacy/TDM category decreased compared to 2006. Our Legacy/TDM services continue to comprise a large portion of our installed customer base and generate a significant percentage of our revenue. We believe certain Legacy/TDM services continue to be an important part of our overall service mix. However, on-going demand in the marketplace for our Legacy/TDM services is not nearly as strong as it is for our core services. Accordingly, we have shifted our sales and marketing efforts to focus on promoting our Core Data & IP services.

We expect revenue from Legacy/TDM services, as a percentage of our total revenue, will continue to decline during 2008 as we continue to emphasize and expand the footprint of our Core Data & IP service base within the marketplace and continue to experience turnover in the base of existing legacy customers.

Revenue — 2006 Compared to 2005

Total revenue for the year ended December 31, 2006 declined compared to 2005. This decline reflects the expected turnover in our small business customer base, partially offset by growth in strategic IP based services of XOptions Flex and VoIP Termination. Revenue was earned from providing the following services for the years ended December 31 (dollars in millions):

		% of		% of	Change
	2006(1)	Revenue	2005(2)	Revenue	Dollars	Percent

Core services
Data and IP	$426.6	30.1%	$384.4	26.7%	$42.2	11.0%
Integrated/Voice	356.5	25.2	375.8	26.2	(19.3)	(5.1)%

Total core services	783.1	55.3	760.2	52.9	22.9	3.0%
Legacy/TDM services	633.7	44.7	677.7	47.1	(44.0)	(6.5)%

Total revenue	$1,416.8	100.0%	$1,437.9	100.0%	$(21.1)	(1.5)%

(1)	2006 and 2005 revenues, as presented, include $5.2 million and $4.3 million, respectively, associated with a reclassification of pass-through taxes.

Core Services.  Revenue earned from our core IP based services for the year ended December 31, 2006 increased compared to 2005. In 2005, we launched our XOptions Flex package and VoIP Termination services. We realized significant growth during 2006 for these two core, IP based services.

For the year ended December 31, 2006, revenue from our core data and other services increased slightly compared to 2005. These services are Dedicated Private Line, Telco Collocation, and MTNS. During 2006, bandwidth requirements in the telecommunications industry increased as more companies and carriers sought to expand. Growth in Core Data & IP is offset by declines in core Integrated/Voice as the launch of XOptions Flex IP begins to draw customers to new IP-based solutions.

Legacy/TDM Services.  Legacy voice and other services include basic business lines, switched trunks, local usage, traditional commercial switched long distance, carrier reciprocal access, IVR, Voice Conferencing, Calling Card and revenue from transaction based pass-through taxes. Legacy data and integrated products include DLS, Web Hosting, and Shared Tenant Services.

For the year ended December 31, 2006, revenue from our Legacy/TDM service categories decreased compared to 2005. Our legacy services continued to comprise the largest portion of our installed customer base and generate the largest percentage of our revenue. However, demand in the marketplace shifted towards integrated IP solutions and the higher speed transport services that we consider to be our core services. Additionally, this revenue was impacted by the expected decline in our small business customer revenue stream.

Cost of Service

Our cost of service (“COS”) includes telecommunications services costs, network operations costs and pass-through taxes. Telecommunication services costs include expenses directly associated with providing services to customers, such as the cost of connecting customers to our network via leased facilities, leasing components of network facilities and interconnect access and transport services paid to third-party service providers. Network operations include costs related to network repairs and maintenance, costs to maintain rights-of-way and building access facilities, and certain functional costs related to engineering, network, system delivery, field operations and service delivery. Pass-through taxes are taxes we are assessed related to selling our services which we pass through to our customers. COS excludes depreciation and amortization expense.

The following table summarizes our cost of service by component for the years ended December 31 (dollars in thousands):

		% of		% of	Change
	2007	Revenue	2006	Revenue	Dollars	Percent

Telecommunications services	$584,689	40.9%	$597,027	42.1%	$(12,338)	(2.1)%
Network operations	176,415	12.4	176,134	12.4	281	0.2%
Pass-through taxes	49,486	3.4	48,881	3.5	605	1.2%

Total cost of service	$810,590	56.7%	$822,042	58.0%	$(11,452)	(1.4)%

		% of		% of	Change
	2006	Revenue	2005	Revenue	Dollars	Percent

Telecommunications services	$597,027	42.1%	$587,904	40.9%	$9,123	1.6%
Network operations	176,134	12.4	183,282	12.8	(7,148)	3.9%
Pass-through taxes	48,881	3.5	52,154	3.6	(3,273)	(6.3)%

Total cost of service	$822,042	58.0%	$823,340	57.3%	$(1,298)	(0.2)%

For the year ended December 31, 2007 compared to 2006, telecommunications services costs decreased in both dollars and as a percentage of total revenue. The primary factors that contributed to year over year changes in the costs related to providing telecommunications services were (i) network optimization projects and (ii) growth and volume.

Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include initiatives involving network planning, network efficiency and other similar actions which vary in type, size and duration. The realized savings from Network optimization projects reduced our 2007 COS by $47.6 million, compared to 2006. These savings were partially offset by growth in sales of our IP and data service lines and the incremental increase in the volume of wholesale long distance resulting in a 2007 COS increase of $31.8 million compared to 2006.

For the year ended December 31, 2006 compared to 2005, telecommunications services costs increased in both dollars and as a percentage of total revenue. The increase in cost of service for the year ended December 31, 2006 compared to the prior year resulted primarily from higher favorable settlements on disputed invoices recorded in 2005, net growth particularly from our wholesale long distance customers and retail data and bundled service offerings, and the adverse impact associated with the TRRO. These increases were offset to a limited degree by reduced costs due to our network optimization initiatives as well as other changes in our liability estimates.

For the year ended December 31, 2006, compared to 2005, network operation costs decreased in both dollars and as a percent of revenue. The most significant factor contributing to this decline was a reduction in network operations headcount resulting from cost savings initiatives.

In 2008, we expect growth and volume will contribute to increases in our COS, compared to 2007. Although we continue to undertake initiatives and actions to reduce the cost of providing our customers with service, we expect the cost savings from network optimization projects to decline in 2008, compared to 2007. Overall, we expect our 2008 COS, as a percent of revenue, will remain relatively consistent with 2007.

Selling, General and Administrative.  Selling, general and administrative expense (“SG&A”) includes expenses related to payroll, commissions, sales and marketing, information systems, general corporate office functions and collection risks. SG&A increased during the year ended December 31, 2007 compared to 2006 primarily due to (i) increased personnel costs and (ii) expenses related to ongoing litigation. These were offset somewhat by a reduction in our required provision for uncollectible accounts and also by the effect of certain periodic adjustments to our underutilized lease liabilities.

During 2007, in support of revenue growth related to our higher margin services, we significantly enhanced our nationwide fiber optic network and related systems architecture with next-generation equipment. Corresponding to these enhancements, we expanded our sales, customer service and other back-office functions necessary to provide our growing customer base with the highest levels of care and support. As a result, payroll and benefits expense and sales commission expense increased approximately $25.4 million during 2007, compared to 2006.

During 2007, we incurred approximately $10 million more in legal expenses than during 2006 as a result of activity related to on-going matters currently in litigation. On October 29, 2007, we entered into a proposed settlement agreement related to the wireline litigation. As of December 31, 2007, an estimated amount to settle the wireline litigation claim was recorded in our accrued liabilities.

Periodically, we review and revise our estimated reserves for obligations related to restructuring activity incurred in prior years. For the year ended December 31, 2007, these estimate revisions resulted in a $4.7 million decrease in rent expense driven by increased sublease income for unused space and reclamation of previously unused space for internal use.

For the year ended December 31, 2007 our provision for doubtful accounts decreased by $14.4 million compared to 2006. During 2007, we implemented several initiatives directed at collecting old, past due customer accounts and reducing the number of active customer accounts classified as past-due which reduced our provision for doubtful accounts.

As a percentage of revenue, SG&A has remained consistent for the years ended December 31, 2007, 2006 and 2005 at approximately 35%. The stability in our SG&A, as a percentage of revenue, reflects the effects of continued operating efficiencies and process improvements as well as certain changes in estimates attributed to changes in circumstances. We plan on investing in the resources and infrastructure necessary to help grow and support our business units during 2008 while continuing to realize cost savings through certain efficiencies. We anticipate SG&A in 2008 will remain consistent with that of prior years.

Depreciation and Amortization.  During the year ended December 31, 2007, we significantly increased our investment in next-generation, IP-based telecommunications equipment in order to grow revenue, investing $96.3 million more in network and related capital during 2007 than we did in 2006. The primary driver of the increase in depreciation expense between the years ended December 31, 2006 and 2007 was attributed to this increased investment; however, $13.3 million of the increase was due to an increase in depreciation expense during the fourth quarter of 2007 associated with a change in the depreciable lives of certain fixed assets. We anticipate our 2008 capital spending will be moderately below our level of spending in 2007. Accordingly, we expect depreciation expense to continue to increase in 2008. Year-over-year amortization expense declined $18.3 million to $10.0 million for the year ended December 31, 2007 because we ceased amortization of our Broadband wireless licenses in 2006 and certain of our definite lived intangible assets became fully amortized in the first half of 2007. In October 2006, we determined our Broadband wireless licenses to be indefinite lived intangible assets and ceased recording amortization. Instead, we test these licenses annually for impairment. No conditions of impairment related to our Broadband wireless licenses existed as of December 31, 2007 or 2006. We do not expect to record any amortization expense during 2008 since our definite lived intangible assets are fully amortized and we do not amortize our indefinite lived intangible assets in accordance with SFAS 142.

Depreciation and amortization expense for the year ended December 31, 2006 compared to 2005, decreased $31.9 million, or 13.7%, primarily attributable to certain intangible assets which became fully amortized in the fourth quarter of 2005. No amortization expense was recognized for these items in 2006.

Loss on Write-Down of Assets.  We maintain equipment and spare parts on hand to support network operations and maintenance. Periodically, we perform reviews to identify obsolete, idle, or slow moving parts and equipment which may require a valuation adjustment. The number and types of items and equipment requiring valuation adjustment varies depending on a number of factors including past usage and plans for future use. During 2007, we enhanced our network with certain next-generation technologies. Because of these enhancements, we identified certain parts and equipment not considered likely to be deployed into our network or otherwise used. The corresponding valuation adjustments contributed to the increase in the loss on write-down of assets between 2006 and 2007.

Investment and Other Income.  Investment and other income included amounts we received relating to our holdings of Global Crossing debt securities. During the years ended December 31, 2007 and 2006 we received payments of $21.5 million and $5.2 million, respectively as a result of a settlement related to these securities. During the year ended December 31, 2005 we recorded $7.5 million of investment income for distributions received related to Global Crossing debt securities and approximately $3.3 million from realized gain on sale of investments. This income was partially offset by a $5.5 million impairment charge we recorded related to our ATLT bankruptcy claim. See Note 15 of our consolidated financial statements in Item 8 of this Annual Report.

Interest Expense, Net.  Interest expense, net is predominantly due to borrowings under our Credit Facility. Interest expense also includes imputed interest under our capital lease agreements and is offset by capitalized interest expense. The majority of our interest expense was non-cash as our Credit Facility allows for accrued interest to be converted into principal if unpaid. As a result, the outstanding balance under our Credit Facility increased by $40.6 million from December 31, 2006 to December 31, 2007. This was the primary factor causing our interest expense for the year ended December 31, 2007 to be $5.6 million higher than in 2006. The $2.2 million decrease in interest expense for the year ended December 31, 2006 compared to December 31, 2005 resulted from the reduction in principal balance due to a voluntary $100.0 million prepayment on our Credit Facility during the fourth quarter of 2005. See “Credit Facility” subheading under our Liquidity and Capital Resources discussion below for additional information on our Credit Facility.

Interest costs related to internally constructed assets, including our telecommunications networks, are capitalized. Total interest expense was offset by capitalized interest of $4.5 million, $5.2 million and $4.0 million, respectively for the years ended December 31, 2007, 2006 and 2005.

COMPARISON OF SEGMENT FINANCIAL RESULTS

We operate our business in two reportable segments: wireline services through XOC and wireless services through Nextlink. XOC and Nextlink offer telecommunications services delivered using different technologies to different target customers. We do not allocate interest income, interest expense, investment gains or losses, accretion expense of our Preferred Stock or income tax expense to our two reportable segments. Additional information about our reportable segments, including financial information, is included in Note 18 of our consolidated financial statements in Item 8 of this Annual Report.

XO Communications.  The following tables summarize XOC’s results of operations for the year ended December 31, 2007 compared to 2006 and December 31, 2006 compared to 2005 (in thousands):

		% of		% of
		XOC		XOC	Change
	2007	Revenue	2006	Revenue	Dollars	Percent

Revenue	$1,428,324	100.0%	$1,416,101	100.0%	$12,223	0.9%
Cost and expenses
Cost of service*	807,522	56.5	821,255	58.0	$(13,733)	(1.7)%
Depreciation and amortization	206,452	14.5	196,201	13.9	$10,251	5.2%
Selling, general and administrative	502,337	35.2	490,199	34.6	$12,138	2.5%
Loss on write-down of assets	7,257	0.5	3,531	0.2	$3,726	105.5%

Total cost and expenses	1,523,568	106.7	1,511,186	106.7	$12,382	0.8%

Segment loss	$(95,244)	(6.7)%	$(95,085)	(6.7)%	$159	0.2%

Capital Expenditures	$210,156	14.7%	$114,634	8.1%	$95,522	83.3%

*	Exclusive of depreciation and amortization

		% of		% of
		XOC		XOC	Change
	2006	Revenue	2005	Revenue	Dollars	Percent

Revenue	$1,416,101	100.0%	$1,437,691	100.0%	$(21,590)	(1.5)%
Cost and expenses
Cost of service*	821,255	58.0	823,237	57.2	$(1,982)	(0.2)%
Depreciation and amortization	196,201	13.9	226,757	15.8	$(30,556)	(13.5)%
Selling, general and administrative	490,199	34.6	503,031	35.0	$(12,832)	(2.6)%
Loss on write-down of assets	3,531	0.2	1,678	0.1	$1,853	110.4%

Total cost and expenses	1,511,186	106.7	1,554,703	108.1	$(43,517)	(2.8)%

Segment loss	$(95,085)	(6.7)%	$(117,012)	(8.1)%	$(21,927)	(18.7)%

Capital Expenditures	$114,634	8.1%	$86,254	6.0%	$28,380	32.2%

*	Exclusive of depreciation and amortization

Because XOC earned substantially all of our revenue and incurred the majority of our costs and expenses for the years ended December 31, 2007, 2006 and 2005, the discussion of our consolidated operations under the heading “Results of Operations” above and “Liquidity and Capital Resources — Capital Requirements” below may be used to explain the comparison of financial results for our XOC segment.

Nextlink.  The following table contains certain financial data related to our Nextlink segment for the year ended December 31, 2007 compared to 2006 (in thousands):

		% of		% of
		Nextlink		Nextlink	Change
	2007	Revenue	2006	Revenue	Dollars	Percent

Revenue from external customers	$472	31.1%	$872	69.2%	$(400)	(45.9)%
Inter-segment revenue	1,048	68.9%	389	30.8	$659	169.4%

Total revenue	$1,520	100.0%	$1,261	100.0%	$259	20.5%
Cost and expenses
Cost of service*	4,247	279.4%	1,306	103.6%	$2,941	225.2%
Depreciation and amortization	501	33.0%	5,021	398.2%	$(4,520)	(90.0)%
Selling, general and administrative	9,285	610.8%	11,993	951.1%	$(2,708)	(22.6)%
Loss on write-down of assets	679	44.7%	7	0.6%	$672	9,600.0%

Total cost and expenses	14,712	967.9%	18,327	1,453.4%	$(3,615)	(19.7)%

Segment loss	$(13,192)	(867.9)%	$(17,066)	(1,353.4)%	$(3,874)	(22.7)%

Capital Expenditures	$5,026	330.7%	$4,244	336.6%	$782	18.4%

*	exclusive of depreciation and amortization

Revenue.  Revenue for the year ended December 31, 2007 increased by 20.5% over revenue for the year ended December 31, 2006. During 2007, Nextlink expanded wireless service and sales activity into 49 BTAs, signed 13 resellers and increased the number of active customers. Revenue from external customers for the year ended December 31, 2006 included $0.5 million related to a one-time contract renegotiation fee. Revenue was earned from delivering wireless backhaul, access, and network redundancy and diversity services across several markets including Boston, Chicago, Dallas, Houston, Miami, Tampa, Los Angeles, San Diego and Washington, D.C.

Cost of service (exclusive of depreciation and amortization).  Total cost of service for the year ended December 31, 2007 increased $2.9 million compared to the prior year primarily due to increased rent expense on real estate leases for points of presence and increased personnel costs to operate and support the growing network.

Depreciation and amortization.  Depreciation and amortization expense decreased by $4.5 million for the year ended December 31, 2007, compared to the year ended December 31, 2006 due to decreased amortization expense for broadband wireless licenses. On October 1, 2006, Nextlink discontinued the amortization of its broadband wireless licenses in accordance with SFAS 142 as the licenses met the definition of an indefinite lived intangible asset. Nextlink treated the change in estimated useful life of the broadband wireless licenses as a change in accounting estimate and accounted for the change on a prospective basis. We test these assets annually for conditions of impairment. No condition of impairment existed as of December 31, 2007.

Selling, general and administrative.  Selling, general and administrative expense for the year ended December 31, 2007 decreased by $2.7 million compared to 2006. The decrease in SG&A expenses primarily as a result of the effect of certain legal expenses incurred during 2006 which were not repeated in 2007.

Loss on write-down of assets.  We maintain equipment and spare parts on hand to support network operations and maintenance. Periodically, we perform reviews to identify obsolete, idle, or slow moving parts and equipment which may require a valuation adjustment. The number and types of items and equipment requiring valuation adjustment varies depending on a number of factors including past usage and plans for future use. The increase in this expense from 2006 to 2007 resulted from a larger number of old, discontinued items identified during 2007 that were deemed to have limited future useful value.

Capital expenditures.  Capital expenditures for the year ended December 31, 2007 increased 18.4% over the prior year to $5.0 million as Nextlink continued to build points of presence in BTAs where it holds LMDS spectrum licenses. This activity primarily related to Nextlink’s on-going efforts to meet the requirements for FCC license renewal in each BTA where a license is held.

The following tables contain certain financial data related to our Nextlink segment for the year ended December 31, 2006 compared to 2005 (in thousands):

		% of		% of
		Nextlink		Nextlink	Change
	2006	Revenue	2005	Revenue	Dollars	Percent

Revenue from external customers	$872	69.2%	$206	100.0%	$666	323.3%
Inter-segment revenue	389	30.8	—	—	$389	NM

Total revenue	1,261	100.0%	206	100.0	$1,055	512.1%
Cost and expenses
Cost of service*	1,306	103.6%	103	50.0	$1,203	1,168.0%
Depreciation and amortization	5,021	398.2%	6,327	3,071.4	$(1,306)	(20.6)%
Selling, general and administrative	11,993	951.1%	3,158	1,533.0	$8,835	279.8%
Loss on write-down of assets	7	0.6%	—	—	7	NM

Total cost and expenses	18,327	1,453.4%	9,588	4,654.4	$8,739	91.1%

Segment loss	$(17,066)	(1353.4)%	$(9,382)	$(4,554.4)	$(7,684)	81.9%

Capital Expenditures	$4,244	336.6%	$473	229.6%	$3,771	797.3%

*	exclusive of depreciation and amortization NM = not meaningful

Revenue.  Total revenue for the year ended December 31, 2006 increased by $1.1 million over the year ended December 31, 2005 because of a one-time contract renegotiation fee of $0.5 million, expanding our customer base and a full year of operations during 2006.

Cost of service (exclusive of depreciation and amortization).  Total cost of service for the year ended December 31, 2006 increased $1.2 million compared to 2005 primarily as a result of network related personnel costs in support of building out Nextlink’s wireless network.

Selling, general and administrative.  Selling, general and administrative expense for the year ended December 31, 2006 increased by $8.8 million compared to 2005. The Nextlink business was launched in April 2006. The increase in SG&A expenses reflects the corresponding increase in the number of Nextlink personnel and related legal, professional and administrative expenses necessary to support the business.

Depreciation and amortization.  Depreciation and amortization expense decreased from 2005 to 2006 primarily due to the reclassification of broadband wireless licenses to indefinite life assets in the fourth quarter of 2006.

Capital expenditures.  Capital expenditures for the year ended December 31, 2006 increased over the prior year to $4.2 million as Nextlink continued to invest in equipment and acquire service locations in support of its business development.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our operations and to acquire capital assets, including capital expenditures needed to grow our fixed wireless business.

Cash Flow

As of December 31, 2007, our balance of cash and cash equivalents was $108.1 million, a decrease of $60.5 million from December 31, 2006. We continued to focus on enhancing our next generation IP-based network to grow revenue. Cash outflow for strategic, growth-related investments during 2007 exceeded cash inflow from operations during the same period. As part of plans to grow our business, during 2007 we substantially increased the investments in our (i) long-haul fiber optic network; (ii) customer driven collocation sites, (iii) Ethernet and

IP-based services and (iv) wireless network. We expect our growth-related investment in network and services will continue to outpace our cash inflows from operations during 2008.

The following table summarizes the components of our cash flows for the years ended December 31 (in thousands):

	2007	2006	2005

Cash provided by operating activities	$140,136	$100,362	$108,980
Cash used in investing activities	$(193,664)	$(106,160)	$(56,223)
Cash used in financing activities	$(6,960)	$(2,477)	$(109,908)

Year Ended December 31, 2007 Compared to 2006

Operating cash flows are affected by our reported net loss adjusted for certain non-cash activity, such as provisions for doubtful accounts, stock-based compensation, depreciation, amortization and interest. Cash provided by operating activities increased $39.8 million for the year ended December 31, 2007 compared to 2006 primarily due to improvements to our working capital. Specifically, our accounts receivable decreased between 2006 and 2007 because we introduced several initiatives which resulted in strong customer collection efforts which reduced the number of accounts receivable write-offs during the current year and an increase of our accrued liabilities primarily due to timing.

For the year ended December 31, 2007, cash used in investing activities increased primarily due to a $96.3 million increase in capital expenditures compared to the same period in 2006. The number and size of strategic, growth-related capital projects we incurred during 2007 increased substantially compared to the same period in 2006. This increase was in support of business growth. The increase in our strategically based capital spending during 2007 was partially offset by $21.5 million of cash received related to certain distributions and settlement payments associated with our holding of Global Crossing debt securities compared to $12.7 million received during 2006.

For the year ended December 31, 2007, our payments on capital leases increased $4.5 million over payments during the year ended December 31, 2006 due to new capital leases for Ethernet and IP-based network equipment as part of the expansion of our IP network. As permitted under the terms of the Credit Facility, no payments of principal were made during the years ended December 31, 2007 or 2006.

Year Ended December 31, 2006 Compared to 2005

Net cash provided by operating activities decreased $8.6 million for the year ended December 31, 2006 compared to 2005. Our net loss for the year ended December 31, 2006 was $16.2 million less than in 2005. However, $23.5 million of that reduction related to certain accrual adjustments which did not impact operating cash flow. Furthermore, customer accounts receivable increased during 2006, compared to 2005 and accrued expenses increased during 2006 compared to 2005, primarily related to accrued operating expenses and cost of service.

For the year ended December 31, 2006, we incurred $32.2 million more in capital expenditures compared to 2005 primarily due to completion of our next-generation inter-city fiber optics network. Also included in the increased capital spending, we invested $4.2 million related to the expansion of Nextlink’s wireless network during 2006. This increase in cash used in investing activities was partially offset by $12.7 million of cash received during 2006 related to certain settlement payments we received associated with our holding of Global Crossing debt securities. Our investing activity cash outflows for the year ended December 31, 2005 were partially offset by a one-time $25.4 million release of funds previously held in escrow.

The $107.4 million decrease in cash used in financing activities between the years ended December 31, 2005 and 2006 resulted from the partial repayment of principal outstanding under our Credit Facility.

Credit Facility and Borrowing Capacity.  As of December 31, 2007 and 2006, long-term debt consisted of $373.5 million and $333.3 million, respectively, in principal associated with our Credit Facility which matures on July 15, 2009 and $3.7 million and $3.4 million, respectively, of accrued interest that, if not paid, converts to principal. Loans under the Credit Facility bear interest at the greater of the Prime Rate plus 5% or the Federal Funds Effective Rate plus 5.5%. Alternately, we may elect to use the Adjusted Eurodollar Rate plus 6%. Once we begin to pay accrued interest in cash, the applicable margins are reduced. In the fourth quarter of 2005, we voluntarily repaid

$100.0 million of our outstanding indebtedness under the Credit Facility. As of December 31, 2007, we did not have any additional borrowing capacity available under the Credit Facility. At December 31, 2007 and 2006, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 11.9% and 11.6%, respectively.

More than 90% of the underlying loans of the Credit Facility are held by entities controlled by our Chairman. There are no scheduled current debt service requirements because cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until April 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, we will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of the sum of consolidated net income (loss) (as defined in the Credit Facility), less: interest expense, taxes, depreciation and amortization and any other related restructuring expenses (“EBITDA”) for four consecutive quarters compared to the sum of consolidated interest expense for four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders. Management can elect to begin paying interest in cash prior to the required date.

The security for the Credit Facility consists of all assets of XOH including the stock of its direct and indirect subsidiaries and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains covenants with respect to EBITDA requirements (as the term EBITDA is defined in the Credit Facility), maximum capital expenditures and maintenance of an unrestricted cash balance of $25.0 million. For the twelve-month period ended December 31, 2007, we were required to achieve a minimum consolidated EBITDA of not less than $510.0 million.

We were not in compliance with the minimum consolidated EBITDA covenant for the quarter ended December 31, 2007; however, XO LLC had previously obtained a waiver of compliance with this covenant for that quarter from the affiliate of our Chairman which holds a majority of the loans, in accordance with the terms of the Credit Facility.

Based on current financial results and our current business plan, we do not expect to comply with the EBITDA covenant for the twelve-month periods ended December 31, 2008 and March 31, 2009. On March 13, 2008, XO LLC obtained a waiver of compliance with the EBITDA covenant in accordance with the terms of the Credit Facility. The waiver of compliance prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until March 31, 2009. The waiver of compliance is filed as an exhibit to this Annual Report.

XO LLC also obtained from the affiliate of our Chairman a waiver of compliance with XO LLC’s minimum unrestricted cash balance covenant through January 1, 2009. The waiver of compliance is filed as an exhibit to this Annual Report.

We are actively pursuing various alternatives to avoid future violations of our covenants and to provide additional working capital. We continue to explore the possibility of renegotiating or refinancing our existing Credit Facility and/or raising capital through one or more offerings of debt and/or equity securities. There is no assurance that we will ultimately consummate an alternative financing transaction and/or successfully raise capital through one or more offerings of debt and/or equity securities before we may otherwise be required to reclassify our long-term debt to current debt.

On October 29, 2007, we reached an agreement in principle for a global settlement of litigation involving certain of our minority shareholders. The terms of the Settlement include changes to certain covenants in the Credit Facility. Specifically, the proposed Settlement would provide, among other things, for (i) the reduction by one hundred fifty (150) basis points of the interest on the debt held by affiliates of the Chairman (approximately 94% of the outstanding debt) under our Credit Facility accruing on or after January 1, 2008 through the due date of July 15, 2009, and (ii) elimination of the financial covenants, including the EBITDA (as defined in the Credit Facility) and unrestricted cash balance covenants. Elimination of the EBITDA and minimum unrestricted cash balance covenants in the Credit Facility would relieve us from immediate concerns relating to the reclassification of our long term debt to short term debt. The Settlement is subject to approval by the Chancery Court in Delaware, which has scheduled a hearing on the matter on March 31, 2008 but no assurance can be given that such approval will be obtained or obtained before we might otherwise fail to satisfy certain of these covenants.

If the Settlement is not effective as of March 31, 2008 and if we are not in compliance with the covenants of the Credit Facility in the future, we may need to request additional waivers under our Credit Facility. Although such waivers have been granted in the past, there can be no assurance that we will be able to obtain additional waivers. If we are not able to (i) obtain additional waivers, (ii) finalize the global settlement of litigation involving certain of our minority shareholders on the same or similar terms set forth in the proposed settlement, or otherwise amend the Credit Facility covenants to remove or amend the minimum EBITDA requirement and the restricted cash covenant, or (iii) repay the Credit Facility with new debt or equity financing so that XO LLC is in compliance, we could be required to reclassify the $377.2 million of outstanding long-term debt and accrued interest to short-term debt as of March 31, 2008 and may need to modify our current business plan.

On March 13, 2008, XO LLC entered into a Note Purchase Agreement with Arnos, an affiliate of Carl C. Icahn, our Chairman, pursuant to which Arnos purchased a Note in the aggregate principal amount of $75,000,000. The Note Purchase Agreement also provides for the issuance until April 15, 2008 of up to an additional $70,000,000 of Notes. We intend to offer such additional Notes to certain large minority stockholders of the Company that are accredited investors. No assurance can be given that such minority stockholders will purchase any of the Notes when offered to them. We will use the $75,000,000 gross proceeds from the Note purchased by Arnos, and the proceeds from any other additional Notes purchased by parties, for working capital, to meet our current and near-term capital needs and to provide liquidity. However, there can be no assurance that, when the Notes mature we will have the cash available to pay the principal and accrued interest due.

We will use the $75,000,000 gross proceeds from the Note purchased by Arnos, and the proceeds from any additional Notes purchased by other parties, for working capital, to meet our current and near-term capital needs and to provide liquidity. The proceeds from the Notes will not be used to retire any of our debt outstanding under the Credit Facility or to redeem any shares of our 6% Class A Convertible Preferred Stock.

The principal and unpaid interest on the Notes is due April 15, 2009. Unless XO LLC elects to pay interest in cash, interest on the unpaid principal amount of the Notes will accrue at the rate of 11.5% per annum and will be paid in kind on April 15, 2008 and thereafter quarterly in arrears on July 15, 2008, October 15, 2008, January 15, 2009 and April 15, 2009 by adding the amount of accrued interest to the principal amount outstanding under the Notes. If XO LLC elects to pay interest in cash (which election must be approved by a majority of the Company’s disinterested independent directors), interest on the unpaid principal amount of the Notes will accrue at the rate of 9.5% per annum and be paid in cash on April 15, 2008 and thereafter quarterly in arrears on July 15, 2008, October 15, 2008, January 15, 2009 and April 15, 2009.

The Notes rank pari passu in right of payment with the debt outstanding under the Credit Facility.

The obligations of XO LLC under the Notes are jointly and severally guaranteed by us and certain of our subsidiaries pursuant to a Guaranty Agreement dated as of March 13, 2008. The Guaranty Agreement is filed as an exhibit to our Current Report on Form 8-K filed on March 17, 2008.

We also solicited refinancing proposals from a number of major investment banks in order to raise additional capital to fund our long-term working capital requirements and capital expenditure plan. As part of the refinancing process, we may also replace or renegotiate our existing Credit Facility. On September 28, 2007, our Board of Directors established a Special Committee to assist us in evaluating these financing alternatives and the Special Committee has retained Cowen and Company, LLC as its financial advisor. On February 6, 2008, we engaged Morgan Stanley & Co., Inc. (“Morgan Stanley”) to provide us with services as a financial advisor. We are unable to provide assurance that we will ultimately consummate an alternative financing transaction or that such financing transaction can be consummated before we may be required to modify our business plan or otherwise be required under our current Credit Facility to reclassify our long-term debt as short-term debt.

Capital Requirements.  Our capital requirements in 2008 include amounts necessary to continue to support revenue growth in higher margin services and to provide our customers with the highest levels of service quality and performance. Our 2008 operating plan includes capital expenditure amounts for continued invest in, and enhancement of, (i) long-haul fiber optic network; (ii) customer driven collocation sites, (iii) Ethernet and IP-based services and (iv) wireless network.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 (in millions):

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Borrowings under Credit Facility(1)	$377.2	$—	$377.2	$—	$—
Capital lease obligations	23.4	6.2	3.4	3.0	10.8
Operating lease obligations	333.7	63.3	105.1	77.7	87.6
Purchase obligations(2)	417.2	125.7	132.6	84.6	74.3
Asset retirement obligations	5.6	0.9	0.9	0.1	3.7

Total contractual obligations	$1,157.1	$196.1	$619.2	$165.4	$176.4

(1)	Principal payments could be accelerated if certain quarterly excess cash flow targets are met. The entire balance could become due and payable within the next year if we do not comply with financial covenants and do not receive covenant waivers. See prior discussion in MD&A under subheading of Credit Facility.

(2)	Include various contractual obligations with other telecommunications service providers associated with maintenance costs, software licenses and use fees to enable us to provide high quality telecommunications services to our customers under the most cost efficient rates.

Off-Balance Sheet Arrangements

We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These Statements are effective beginning in interim periods after December 31, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of SFAS 141R and SFAS 160 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Generally, SFAS 157 is effective for our fiscal year beginning January 1, 2008. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We do not believe the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We do not believe the adoption of SFAS 159 will have a significant impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk arising from changes in interest rates. As of December 31, 2007, we had $373.5 million in principal of variable rate long-term secured debt outstanding which was subject to interest rate risk. The annualized weighted average interest rate at December 31, 2007 was 11.9%. Currently, we do not pay cash interest on the Credit Facility and accrued interest converts to principal ratably throughout the loan period. The outstanding balance of our Credit Facility bears interest at the greater of the Prime Rate plus 5% or the Federal Funds Effective Rate plus 5.5%. Alternately, we may elect to use the Adjusted Eurodollar Rate plus 6%.

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects of interest rate risk. Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our Credit Facility. If interest rates increase, our interest expense would increase even if the amount borrowed remained the same. The effect of a 1% increase in interest rates would have resulted in additional interest expense during 2007 of $3.8 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings.

As of December 31, 2006, we had $333.3 million in principal outstanding under the Credit Facility at an annualized weighted average interest rate of 11.6%. The effect of a 1% increase in interest rates would have resulted in additional interest expense during 2006 of $3.3 million based on our average monthly balances.

The sensitivity analyses provide only limited, point in time views of the market risk sensitivity of the loans under our Credit Facility. The actual impact of interest rate changes may differ significantly.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required financial disclosures.

The Company carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and our principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2007 was effective.

Our internal controls over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and board and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report appearing on page 56 which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders XO Holdings, Inc.:

We have audited XO Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). XO Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, XO Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XO Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007 and the related financial statement schedule of valuation and qualifying accounts for the three-year period ended December 31, 2007. Our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/ KPMG LLP

McLean, Virginia
March 17, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (“Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days after December 31, 2007. The information required by this Item will appear under the headings “Proposal: Election of Directors”, “Board of Directors and Committees” and “Management” in our proxy statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Transactions with Related Persons.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Board of Directors and Committees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

The consolidated financial statements of XO Holdings, Inc. filed are as follows:

*	All other schedules are omitted because they are not applicable.

(b)	Exhibits

The items listed in the Exhibit Index are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO Holdings, Inc.

/s/ Carl J. Grivner
Carl J. Grivner
President and Chief Executive Officer
(Principal Executive Officer)

March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 17, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Carl J. Grivner Carl J. Grivner	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Gregory W. Freiberg Gregory W. Freiberg	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Carl C. Icahn	Chairman of the Board of Directors

Keith Meister	Director

/s/ Adam Dell Adam Dell	Director

/s/ Fredrik Gradin Fredrik Gradin	Director

Vincent J. Intrieri	Director

/s/ Robert L. Knauss Robert L. Knauss	Director

/s/ Peter K. Shea Peter K. Shea	Director

EXHIBIT INDEX

2.1	Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (incorporated by reference to exhibit 2.1 of Form 8-K/A of XO Communications, Inc., filed on November 26, 2002).
2.2	Plan Supplement, dated October 23, 2003, to the Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (incorporated by reference to exhibit 2.2 of Form 8-K/A of XO Communications, Inc., filed on November 26, 2002).
2.3	Order Confirming Third Amended Plan of Reorganization, dated November 15, 2002 (incorporated by reference to exhibit 99.1 of Form 8-K/A of XO Communications, Inc., filed on November 26, 2002).
2.4	Asset Purchase Agreement, dated as of February 18, 2004, by and among XO Communications, Inc., Allegiance Telecom, Inc., and Allegiance Telecom Company Worldwide (incorporated by reference to exhibit 10.1 of Form 8-K of XO Communications, Inc., filed on February 24, 2004).
2.5	Equity Purchase Agreement, dated as of November 4, 2005, by and among the XO Holdings, Inc., XO Communications, Inc. and Elk Associates LLC (incorporated by reference to exhibit 2.1 of Form 8-K of XO Communications, Inc., filed on November 9, 2005).
2.6	Agreement and Plan of Merger, dated as of February 28, 2006 by and among XO Communications, Inc., XO Holdings, Inc. and XO Communications, LLC*
2.7	Amendment No. 1 to Equity Purchase Agreement, dated as of March 1, 2006, by and among XO Holdings, Inc., XO Communications, LLC (as successor by merger to XO Communications, Inc.) and Elk Associates LLC*
3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005*
3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Sock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2005*
3.3	Bylaws of XO Holdings, Inc.*
4.1	Series A Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.1 of Form 8-K of XO Communications, Inc., filed on January 30, 2003).
4.2	Series B Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.2 of Form 8-K of XO Communications, Inc., filed on January 30, 2003).
4.3	Series C Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.3 of Form 8-K of XO Communications, Inc., filed on January 30, 2003).
10.1	XO Communications, Inc. 2002 Stock Incentive Plan (incorporated by reference to exhibit 10.1.1 of Form 10-K of XO Communications, Inc. for the year ended December 31, 2002).**
10.2	Registration Rights Agreement, dated as of January 16, 2003, between XO Communications, Inc. and High River Limited Partnership and Meadow Walk Limited Partnership (incorporated by reference to exhibit 10.4 of Form 8-K of XO Communications, Inc., filed on January 30, 2003).
10.3	Registration Rights Agreement, dated as of August 6, 2004, by and among XO Communications, Inc., Tramore LLC, Cardiff Holdings, LLC and Amalgamated Gadget, L.P. (incorporated by reference to exhibit 10.1 of Form 10-Q filed by XO Communications, Inc. for the quarterly period ended June 30, 2004)
10.4	Registration Rights Agreement, dated as of June 23, 2004, by and among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide, the Allegiance Telecom Liquidating Trust, and XO Communications, Inc. (incorporated by reference to exhibit 10.5 of Form 10-K of XO Communications, Inc. for the year ended December 31, 2004)
10.5	Tax Allocation Agreement, dated as of January 16, 2003, between XO Communications, Inc. and Starfire Holding Corporation (incorporated by reference to exhibit 10.5 of Form 8-K of XO Communications, Inc., filed on January 30, 2003).
10.6	Employment Term Sheet, dated as of April 30, 2003, delivered by XO Communications, Inc. to Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (incorporated by reference to exhibit 10.1 of Form 10-Q of XO Communications, Inc. for the quarter ended March 31, 2003).**

10.7	Change in Control Agreement by and between XO Communications, Inc. and Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (incorporated by reference to exhibit 10.2 of Form 10-Q of XO Communications, Inc. for the quarter ended March 31, 2003).**
10.8	Employment Agreement, effective as of September 25, 2000, by and between Wayne M. Rehberger and XO Communications, Inc. (incorporated by reference to exhibit 10.10 of Form 10-K of XO Communications, Inc. for the year ended December 31, 2003).**
10.9	Indemnification Agreement by and between Robert Knauss and XO Communications, Inc., dated as of November 2, 2004. (incorporated by reference to exhibit 10.2 of Form 10-Q of XO Communications, Inc. for the quarter ended September 30, 2004).
10.10	Indemnification Agreement by and between Adam Dell and XO Communications, Inc., dated as of November 2, 2004. (incorporated by reference to exhibit 10.1 of Form 10-Q of XO Communications, Inc. for the quarter ended September 30, 2004).
10.11	Indemnification Agreement by and between Fredrik Gradin and XO Communications, Inc., dated as of November 2, 2004. (incorporated by reference to exhibit 10.3 of Form 10-Q of XO Communications, Inc. for the quarter ended September 30, 2004).
10.12	Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and XO Intercity Holdings No. 2, LLC (f/k/a INTERNEXT LLC) (incorporated by reference to exhibit 10.8 of Form 10-Q of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. for the quarter ended September 30, 1998).
10.13	Master Agreement, dated August 8, 2002, between Level 3 Communications, Inc. and XO Communications, Inc. (incorporated by reference to exhibit 10.4.2 of Form 10-K of XO Communications, Inc. for the year ended December 31, 2002).
10.14	Amended and Restated Credit and Guaranty Agreement, dated as of January 16, 2003, among XO Communications, Inc., certain subsidiaries of XO Communications, Inc., the Lenders party thereto from time to time, and Mizuho Corporate Bank, as Administrative Agent (incorporated by reference to exhibit 10.5 of Form 10-K of XO Communications, Inc. for the year ended December 31, 2002).
10.15	Agreement, dated as of May 9, 2005, by and between XO Communications, Inc., Arnos Corp., High River Limited Partnership, and Cardiff Holding LLC. (incorporated by reference to exhibit 10.1 of Form 10-Q of XO Communications, Inc. for the quarter ended March 31, 2005).
10.16	Stockholder Agreement, dated as of November 4, 2005, by and between XO Communications, Inc. and Cardiff Holdings LLC. (incorporated by reference to exhibit 10.1 of Form 8-K of XO Communications, Inc., filed on November 9, 2005).
10.17	Guaranty, dated as of November 4, 2005, by and between Thornwood Associates Limited Partnership and XO Communications, Inc. (incorporated by reference to exhibit 10.2 of Form 8-K of XO Communications, Inc. filed on November 9, 2005).
10.18	Ratification and Amendment Agreement, dated as of March 1, 2006, by and among XO Communications, LLC (as successor by merger to XO Communications, Inc.), certain subsidiaries of XO Communications, LLC, as guarantors, XO Holdings, Inc., as guarantor, LMDS Holdings, Inc., as guarantor, V&K Holdings, Inc., as guarantor, Arnos Corp., as Requisite Lenders, and Mizuho Corporate Bank, Ltd., as administrative agent. (incorporated by reference to exhibit 10.2 of Form 8-K filed on March 06, 2006).
10.19	Assignment and Assumption Agreement, dated as of February 28, 2006, by and among XO Communications, Inc. and XO Holdings, Inc. (incorporated by reference to exhibit 10.1 of Form 8-K filed on March 06, 2006).
10.20	Change in Control Severance Plan for Certain Covered Executives (Director and Above) of XO Communications, Inc., dated as of June 2, 2005. (incorporated by reference to exhibit 10.1 of Form 8-K of XO Communications, Inc. filed on June 8, 2005).**
10.21	Waiver Agreement, dated as of April 28, 2006, between the Company, its subsidiaries and Arnos Corp., as Requisite Lender (incorporated by reference to exhibit 10.1 of Form 8-K filed on May 2, 2006).
10.22	Amendment No. 1 to Registration Rights Agreement made and enacted by the Company as of April 28, 2006 (incorporated by reference to exhibit 10.1 of Form 8-K filed on May 2, 2006).
10.23	Waiver Agreement, dated March 30, 2006, between the Company, its subsidiaries and Arnos Corp., as Requisite Lender (incorporated by reference to exhibit 10.1 of Form 8-K filed on March 31, 2006).

10.24	Waiver Agreement, dated as of November 3, 2006, between the Company, its subsidiaries and Arnos Corp., as Requisite Lender (incorporated by reference to exhibit 10.6 of Form 10-Q for the quarter ended September 30, 2006).
10.25	Waiver with Respect to Amended and Restated Credit and Guaranty Agreement, dated as of March 6, 2007, between the Company, its subsidiaries and Arnos Corp., as Requisite Lender (incorporated by reference to exhibit 10.1 of Form 8-K filed on March 9, 2007).
10.26	Lease Agreement dated February 28, 2007, between the Company and Presidents Park II, LLC. (incorporated by reference to exhibit 10.27 of Form 10-K for the year ended December 31, 2006).***
10.27	Waiver with Respect to Amended and Restated Credit Guaranty Agreement dated as of May 7, 2007, between XO Communications, LLC, its subsidiaries and Arnos Corp., as Requisite Lenders (incorporated by reference to exhibit 10.7 of Form 10-Q for the quarter ended March 31, 2007)
10.28	Waiver with Respect to Amended and Restated Credit Guaranty Agreement dated as of August 8, 2007, between XO Communications, LLC, its subsidiaries and Arnos Corp., as Requisite Lenders (incorporated by reference to exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2007)
10.29	Waiver with Respect to Amended and Restated Credit Guaranty Agreement dated as of November 5, 2007, between XO Communications, LLC, its subsidiaries and Arnos Corp., as Requisite Lenders (incorporated by reference to exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2007)
10.30	Summary of FY2007 Cash Bonuses for Named Executive Officers (filed herewith)
10.31	Waiver with Respect to Amended and Restated Credit Guaranty Agreement dated as of March 13, 2008, between XO Communications, LLC, its subsidiaries and Arnos Corp., as Requisite Lenders (filed herewith)
10.32	Note Purchase Agreement dated March 13, 2008 between XO Communications, LLC and Arnos Corp. (incorporated by reference to exhibit 10.2 of Form 8-K filed on March 17, 2008)
10.33	Guaranty Agreement dated March 13, 2008 by XO Holdings, Inc.; Telecommunications of Nevada, LLC; V&K Holdings, Inc.; XO International Holdings, Inc.; XO International, Inc.; XO Services, Inc.; and XO Nevada Merger Sub, Inc., (incorporated by reference to exhibit 10.3 of Form 8-K filed on March 17, 2008)
10.34	Waiver with Respect to the Note Purchase Agreement dated March 13, 2008 between XO Communications, LLC and Arnos Corp. (incorporated by reference to exhibit 10.1 of Form 8-K filed on March 17, 2008).
14.1	XO Business Ethics (incorporated by reference to exhibit 14.1 of Form 8-K/A filed on May 2, 2006)
21.1	Subsidiaries of XO Holdings, Inc. (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference to Form 8-K filed on March 6, 2006.

**	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

***	Portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to the Registrants application requesting confidential treatment under Rule 406 of the Securities Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders XO Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of XO Holdings, Inc., and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts for the three-year period ended December 31, 2007. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XO Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, XO Holdings, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As also discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, XO Holdings, Inc. adopted Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XO Holdings Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 17, 2008

XO Holdings, Inc.

Consolidated Balance Sheets
(In thousands, except for share and per share data)

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$108,075	$168,563
Marketable securities	885	2,420
Accounts receivable, net of allowance for doubtful accounts of $10,116 and $16,754 at December 31, 2007 and 2006, respectively	131,705	146,278
Prepaid expenses and other current assets	30,928	30,859

Total current assets	271,593	348,120
Property and equipment, net	720,396	678,233
Goodwill and intangible assets, net	53,515	63,507
Other assets	44,622	41,361

Total Assets	$1,090,126	$1,131,221

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$106,488	$98,860
Other current liabilities	252,217	235,891

Total current liabilities	358,705	334,751
Long-term debt and accrued interest payable to related parties	377,213	336,650
Other long-term liabilities	67,050	58,430

Total Liabilities	802,968	729,831
Class A Convertible Preferred Stock	244,811	230,542
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock: par value $0.01 per share, 200,000,000 shares authorized; 4,000,000 shares of Class A Convertible Preferred Stock issued and outstanding on December 31, 2007 and 2006	—	—
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000,000 shares authorized; 182,075,035 shares issued and outstanding on December 31, 2007 and 182,001,285 shares issued and outstanding on December 31, 2006	953,427	965,394
Accumulated other comprehensive income	—	880
Accumulated deficit	(911,080)	(795,426)

Total Stockholders’ Equity	42,347	170,848

Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity	$1,090,126	$1,131,221

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Operations
(In thousands, except for share and per share data)

	Years Ended December 31,
	2007	2006	2005

Revenue	$1,428,665	$1,416,843	$1,437,897
Cost and expenses
Cost of service (exclusive of depreciation and amortization)	810,590	822,042	823,340
Depreciation and amortization	206,953	201,222	233,084
Selling, general and administrative	511,622	502,192	506,189
Loss on write-down of assets	7,936	3,538	1,678

Total costs and expenses	1,537,101	1,528,994	1,564,291
Loss from operations	(108,436)	(112,151)	(126,394)
Interest income	8,182	8,691	8,850
Investment and other income	23,068	5,193	5,330
Interest expense, net	(37,681)	(32,077)	(34,291)

Net loss before income taxes	(114,867)	(130,344)	(146,505)
Income tax expense	(787)	—	—

Net loss	(115,654)	(130,344)	(146,505)
Preferred stock accretion	(14,269)	(13,486)	(12,703)

Net loss allocable to common shareholders	$(129,923)	$(143,830)	$(159,208)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.71)	$(0.79)	$(0.88)

Weighted average shares, basic and diluted	182,048,182	181,970,946	181,933,035

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands, except for share data)

	Common Stock and Additional Pain-In-				Accumulated Other
	Capital		Deferred	Accumulated	Comprehensive
	Shares	Amount	Compensation	Deficit	Income	Total

Balance at January 1, 2005	181,933,035	$989,511	$(574)	$(508,097)	$4,712	$485,552
Amortization of deferred compensation, net of forfeitures	—	(361)	497	—	—	136
Preferred stock accretion	—	(12,703)	—	—	—	(12,703)
Comprehensive loss:
Net loss	—	—	—	(146,505)	—	(146,505)
Other comprehensive loss — unrealized holding losses arising during the year, net	—	—	—	—	(3,892)	(3,892)

Total comprehensive loss						(150,397)

Balance at December 31, 2005	181,933,035	976,447	(77)	(654,602)	820	322,588

Cumulative effect of the application of SAB 108 as of January 1, 2006	—	—	—	(10,480)	—	(10,480)

Adjusted Balance at January 1, 2006	181,933,035	976,447	(77)	(665,082)	820	312,108

Issuance of common stock through employee benefit plans	68,250	2,510	—	—	—	2,510
Amortization of deferred compensation, net of forfeitures	—	(77)	77	—	—	—
Preferred stock accretion	—	(13,486)	—	—	—	(13,486)
Comprehensive loss:
Net loss	—	—	—	(130,344)	—	(130,344)
Other comprehensive income — unrealized holding gains arising during the year, net	—	—	—	—	60	60

Total comprehensive loss						(130,284)

Balance at December 31, 2006	182,001,285	965,394	—	(795,426)	880	170,848

Issuance of common stock through employee benefit plans	73,750	2,302	—	—	—	2,302
Preferred stock accretion	—	(14,269)	—	—	—	(14,269)
Comprehensive loss:
Net loss	—	—	—	(115,654)	—	(115,654)
Other comprehensive income — losses due to other than temporary impairment recognized during the year	—	—	—	—	(880)	(880)

Total comprehensive loss						(116,534)

Balance at December 31, 2007	182,075,035	$953,427	$—	$(911,080)	$—	$42,347

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net loss	$(115,654)	$(130,344)	$(146,505)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	206,953	201,222	233,084
Accrual of interest	40,563	35,537	34,866
Provision for doubtful accounts	18,166	32,607	33,501
Stock-based compensation	1,933	2,169	147
Gain on recovery of investment	(21,518)	(5,156)	(7,449)
Impairment charge from investment losses	655	—	5,500
Changes in reserve and liability estimates	(26,299)	(23,583)	—
Loss on write-down of assets	7,936	3,538	1,678
Changes in assets and liabilities
Accounts receivable	(3,593)	(26,211)	(20,964)
Other assets	(3,330)	(3,225)	2,459
Accounts payable	(3,395)	(9,771)	(4,043)
Accrued liabilities	37,719	23,579	(23,294)

Net cash provided by operating activities	140,136	100,362	108,980
INVESTING ACTIVITIES:
Capital expenditures	(215,182)	(118,878)	(86,727)
Cash paid for acquisitions	—	—	(1,071)
Proceeds from recovery of investment	21,518	12,718	6,145
Release of escrow account	—	—	25,430

Net cash used in investing activities	(193,664)	(106,160)	(56,223)
FINANCING ACTIVITIES:
Payments on capital leases	(7,328)	(2,818)	(2,858)
Repayments of long-term debt	—	—	(107,050)
Proceeds from employee stock option exercises	368	341	—

Net cash used in financing activities	(6,960)	(2,477)	(109,908)

Net decrease in cash and cash equivalents	(60,488)	(8,275)	(57,151)
Cash and cash equivalents, beginning of period	168,563	176,838	233,989

Cash and cash equivalents, end of period	$108,075	$168,563	$176,838

SUPPLEMENTAL DATA:
Cash paid for interest	$1,423	$1,754	$4,104
Cash paid for income taxes	$4	$—	$—
Accrued interest converted to long-term debt	$40,563	$35,450	$39,730
Accrued capital expenditures and capital leases	$33,943	$28,696	$4,030

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

XO Holdings, Inc. together with its consolidated subsidiaries (“XOH” or the “Company”) is a leading facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. XOH operates its business in two reportable segments through two primary operating subsidiaries. XO Communications, LLC (“XO LLC”) operates the Company’s wireline business under the trade name “XO Communications” (“XOC”). Nextlink Wireless, Inc. (“Nextlink”) operates the Company’s wireless business under the trade name “Nextlink”. In October 2006, the Company further organized XOC into two business units: XO Business Services and XO Carrier Services. XO Business Services is focused on business, large enterprise and government customers while XO Carrier Services targets wholesale telecommunications provider customers. See Note 18 for further information on the Company’s reportable segments.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation

The Company’s consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All inter-company accounts and transactions have been eliminated.

(b) Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Significant items subject to such estimates and assumptions include estimated customer life related to revenue recognition; estimated collection of accounts receivable; accrued balances and disputed amounts payable for cost of service provided by other telecommunication carriers; liability estimates related to loss contingencies, asset retirement obligations, and accruals for underutilized space; and estimated useful lives and recoverability of long-lived fixed assets and intangible assets.

(c) Change in Accounting Estimates

Significant annual changes in estimates during the years ended December 31, 2007, 2006 and 2005, if any, are described below. See Note 20 for disclosure of significant changes in estimates during each of the fiscal quarters during the two years ended December 31, 2007.

Cost of service includes expected costs of services received from third-party telecommunications providers during the period the services are rendered. On a quarterly basis, the Company evaluates its estimate for cost of service provided by other telecommunication carriers which are impacted by the terms of the FCC’s Triennial Review Remand Order (“TRRO”). During the years ended December 31, 2007 and 2006, favorable estimate revisions resulted in reductions to loss from operations and net loss of $21.6 million and $14.5 million, or a decrease of $0.12 and $0.08, respectively, in net loss per basic and diluted share.

It is common for invoices received from the third-party telecommunications providers to include items which are disputed due to billing discrepancies. Based on historical experience in settling disputed amounts payable to third-party telecommunications providers, the Company evaluates its estimate for the liability on a quarterly basis. Estimate revisions consider a range of estimated settlements due based on the type of charge and the Company’s historical trend of resolutions for similarly disputed items. Revisions to the liability for outstanding disputed invoices resulted in a reduction to loss from operations and net loss of approximately $10.6 million, or $0.06 per basic and diluted share, for the year ended December 31, 2006. This did not have an effect on 2007 or 2005.

During the years ended December 31, 2007 and 2005, the Company revised certain liability estimates related to on-going litigation that resulted in increases to loss from operations and net loss of $9.9 million and $4.3 million, respectively. The corresponding increase in 2007 and 2005 net loss per basic and diluted share was $0.05 and $0.02, respectively. Liability estimate revisions were not significant for the year ended December 31, 2006.

The useful lives of the Company’s fixed assets are determined based on historical usage with consideration given to technological changes and trends in the industry, which could impact the network architecture and asset utilization. Accordingly, in making this assessment, the Company considers (i) its planned use of the assets, (ii) the views of experts within and outside of the Company, (iii) sources regarding the impact of technological advances and (iv) trends in the industry on the value and useful lives of its network assets. The Company periodically evaluates the estimated useful lives used to depreciate its assets. During the fourth quarter of 2007, the Company completed such an evaluation. Based on an analysis of the expected future use of certain assets as affected by technological advances and the views of certain internal and third-party experts, the Company revised the estimated depreciable lives of certain of its long-term assets. Revisions to the depreciable lives associated with certain fixed asset categories recorded in the fourth quarter of 2007 resulted in an increase to depreciation expense, loss from operations and net loss of approximately $13.3 million, or $0.07 per basic and diluted share.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(e) Marketable Securities

The Company’s marketable securities consist of equity investments in a publicly traded company. The Company classifies its investments in equity securities as available-for-sale and records such investments at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale marketable securities are reported as a separate component of comprehensive income, except for unrealized losses determined to be other-than-temporary which are recorded as a component of investment income. Any realized gains and losses on the sale of marketable securities are recognized as a component of investment income.

(f) Property and Equipment

Property and equipment is stated at cost, except for assets acquired prior to December 31, 2002, which were recorded at fair value, as of the date of emergence from bankruptcy, as a result of the Company’s application of fresh start reporting upon emergence from bankruptcy. Direct costs of constructing property and equipment are capitalized if they extend the useful life or the operating efficiency of the asset, including interest costs related to construction.

Repairs and maintenance are charged to expense when incurred. Depreciation and amortization are calculated using the straight-line method over estimated useful lives beginning in the month telecommunications networks and acquired bandwidth are substantially complete and available for use, and in the month equipment and furniture are acquired. The estimated useful lives of property and equipment are as follows:

Telecommunications networks and acquired bandwidth	3-20 years
Furniture, fixtures, equipment and other	5-7 years
Leasehold improvements	shorter of estimated useful lives or terms of the leases

Equipment held under capital leases are stated at the lower of the fair value of the asset or the net present value of the future minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the leased assets or the related lease term which ranges from 1 year to 20 years. See Note 2c for a discussion of changes made in the estimated depreciable lives of certain fixed assets during 2007.

(g) Impairment of Goodwill and Indefinite Lived Intangible Assets

The Company evaluates goodwill and indefinite-lived intangible assets for impairment on an annual basis or when impairment indicators exist pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). For indefinite lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value exceeds its fair value, the carrying value of the asset is reduced to its fair value, resulting in an impairment charge. Goodwill is tested by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the carrying value of the reporting unit exceeds fair value, the second step of the goodwill impairment test is performed to measure the impairment loss, if any. The Company tested its goodwill and indefinite-lived intangible assets during the fourth quarter of 2007 and concluded that no impairment existed under SFAS 142.

(h) Impairment of Long-lived Assets

Long-lived assets include property and equipment and definite-lived intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If impairment indicators exist for a long-lived asset, the undiscounted future cash flows expected to result from the use and eventual disposal of the assets are compared to the carrying value of the asset. If managements’ best estimate of future undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recorded to reduce the asset to its fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending on the nature of the asset. There were no impairments of long-lived assets under SFAS 144 as of December 31, 2007, 2006 or 2005.

(i) Fair Value

SFAS No. 107, Disclosure About Fair Value of Financial Interests requires disclosure of the fair value information about financial instruments for which it is practical to estimate the value. The carrying amounts for the Company’s financial instruments classified as current assets and liabilities including accounts receivable and accounts payable approximate their fair value due to their short maturities. Marketable securities are recorded at fair value. Amounts outstanding under long-term debt agreements approximate their estimated fair values as they accrue interest at rates that are variable every three to six months.

(j) Asset Retirement Obligations

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the ARO, is depreciated on a straight-line basis over the useful life of the asset.

The Company’s ARO liabilities consist of estimated costs to remove telecommunications and data center equipment from various leased technical facilities upon termination of the respective lease terms. The ARO is recorded at its estimated fair value and accretion expense is recorded over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. As changes in estimate occur (such as changes in estimated costs or changes in timing of the decommissioning of the asset), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted risk-free rate.

(k) Class A Convertible Preferred Stock

The Company accretes changes in the redemption value of its Class A Convertible Preferred Stock as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. The accretion is included in net loss allocable to common shareholders in the Company’s consolidated statements of operations and stockholders’ equity.

(l) Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when it is more likely than not that the deferred tax asset balance will not be realized.

The calculation of the Company’s tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax laws. Despite management’s belief that the Company’s tax return positions are fully supportable, the Company has established reserves for uncertainty in its tax positions. The Company records and classifies income tax related interest and penalties as income tax expense.

(m) Revenue Recognition

Services

The Company’s revenue is derived primarily from telecommunication services. Revenue from telecommunications services is recognized when (i) the services are performed, (ii) evidence of an arrangement exists, (iii) the fee is fixed and determinable and (iv) collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until all criteria are met. Revenue for telecommunication services is recognized monthly as the services are provided. Communications services are provided either on a usage basis, which can vary period to period, or at a contractually committed amount, net of credits and adjustments for service discounts, billing disputes and unauthorized usage.

Installation Revenue

In accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB No. 104”), the Company defers revenue related to installation services and other non-recurring charges related to the on-going service and amortizes the revenue on a straight-line basis over the average contracted customer relationship (generally 36 months). In situations where the contracted period is significantly longer than the average, the actual contract term is used.

Network Capacity Leases

Up front revenue from lease of unlit network capacity under indefeasible rights of use (“IRU”) is recognized ratably over the contract term. There were no sales of unlit capacity during the reported periods whereby revenue was recognized “up front” upon consummation of the transaction.

Disputes

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. In situations where the Company’s larger customers dispute a billed charge, revenue is not recognized until the dispute is resolved.

Reciprocal Compensation

Reciprocal compensation represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory rulings. The Company recognizes reciprocal compensation revenue based on usage. If reciprocal compensation revenue is under dispute or otherwise at risk, the Company creates a sales credit allowance which is maintained until the disputed amount is settled.

(n) Cost of Service

Cost of service includes expenses directly associated with providing telecommunications services to customers, including, among other items, the cost of connecting customers to the Company’s networks via leased facilities, the costs of leasing components of its network facilities and costs paid to third-party providers for interconnect access and transport services. The Company accrues for the expected costs of services received from third-party telecommunications providers during the period the services are rendered. Cost of service also includes network operations, repairs and maintenance, costs necessary to maintain rights-of-way and building access as well as certain other operational department costs. All such costs are expensed as incurred.

(o) Concentrations

The Company’s principal concentration of credit risk is accounts receivable. Accounts receivable are geographically dispersed and include numerous customers in many different industries. As of December 31, 2007 and 2006, there were no individual customers who accounted for more than ten percent of the Company’s total trade receivables.

(p) Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts. Allowances for doubtful accounts are recorded as a selling, general and administrative expense, while allowances for sales credits are recorded as a reduction to revenue. The Company determines the allowance based on specific identification by customer of material amounts at risk and a general reserve based on the Company’s historical collection experience. The Company assesses the adequacy of these allowances on a monthly basis by considering all known factors such as aging, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of its customers. Although management believes its allowances are adequate, the Company is not able to predict with certainty the changes in the financial stability of its customers. Changes in estimates are recorded in the period the new information is known.

(q) Share-Based Compensation

Effective January 1, 2006, the Company accounts for share-based compensation following the guidelines of Financial Accounting Standards Board (“FASB”) Statement No, 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which requires the compensation cost associated with share-based payments to be recognized as expense on a straight-line basis over the requisite service period of an option grant. The Company measures compensation expense related to employee stock options based on the fair value of those awards at the grant date. To determine the fair value of each option grant, the Company uses the Black-Scholes-Merton option pricing model. The Company will reconsider use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate, or if the fair value of the grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Additionally, the Company estimates forfeitures over the requisite service period. When recognizing compensation expense, these estimates are adjusted to the extent to which actual forfeitures differ, or are expected to materially differ, from such estimates.

(r) Advertising

Costs related to advertising are expensed as incurred and reported as selling, general and administrative on the Company’s consolidated statements of operations. Advertising expense was $0.8 million, $1.2 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(s) Leases

The Company leases facilities for its administrative and sales offices, central switching offices, network nodes and warehouse space. Leases are accounted for under the provisions of SFAS No. 13, Accounting for Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. For operating leases that contain rent escalations and rent holidays, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as deferred rent. Tenant improvement allowances received from the lessor are recorded as a reduction to rent expense on a straight-line basis over the term of the lease.

(t) Transaction Based Taxes and Other Surcharges

The Company collects various taxes from its customers including universal service fund charges and sales, use, excise, property, utility and franchise taxes; which are remitted to governmental authorities. The Company uses the indicators in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”) to determine the presentation of taxes that fall within the scope of EITF No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), (“EITF 06-03”). In transactions where the Company performs as an agent for governmental authorities, taxes collected are reported on a net basis. In transactions where the indicators of gross revenue recognition under EITF 99-19 are met, taxes and surcharges collected are reported in revenue and cost of service on a gross basis. The amount of taxes collected from customers included in revenue totaled $12.1 million, $11.5 million and $11.7 million during 2007, 2006 and 2005, respectively.

(u) Effect of Misstatements on Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects (up to January 1, 2006) of applying the guidance in SAB 108 (amounts in thousands):

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

(v) New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These Statements are effective for the Company’s fiscal year beginning January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS 141R and SFAS 160 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Generally, SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial position or results of operations. However, SFAS 157 will expand the Company’s disclosure related to the use of and changes in fair value.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company does not believe the adoption of SFAS 159 will have a significant impact on its consolidated financial statements.

(w) Reclassifications

Certain amounts in prior period consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year presentation. During 2007, the Company determined that certain transaction based taxes previously reported on a net basis in the accompanying Statements of Operations, should have been reported on a gross basis as a separate component of revenue and cost of service. For the years ended December 31, 2006 and 2005, the Company reclassified approximately $5.2 million and $4.3 million, respectively, including these amounts as a component of revenue and cost of service. As of December 31, 2006, approximately $15.1 million of customer account credits were reclassified from accounts receivable, net to other current liabilities on the accompanying Balance Sheet.

Historically, the Company included costs related to network operations, repairs and maintenance, costs necessary to maintain rights-of-way and building access as well as certain other network operations functions as a component of selling, operating and general expenses. For the year ended December 31, 2007, the Company reported these costs as a component of cost of service and changed the name of its selling, operating and general expenses to selling, general and administrative expenses. The Company believes that reclassifying these expense categories into cost of service better matches the relationship of the costs with the corresponding revenue. For the years ended December 31, 2006 and 2005, the company reclassified $219.8 million and $231.2 million, respectively, of network operation costs to cost of service to be consistent with current year presentation.

These reclassifications did not have any impact on each year’s respective loss from operations, net loss, net loss allocable to common shareholders or net loss allocable to common shareholders per common share, basic and diluted.

3.	MARKETABLE SECURITIES

Available-for-sale securities consist of the following as of December 31, (in thousands):

	Estimated	Gains in Accumulated Other
Equity Securities	Fair Value	Comprehensive Income

2007	$885	$—
2006	$2,420	$880

During the year ended December 31, 2007, the Company determined its investment was impaired under the provisions of EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). Under EITF 03-1, the Company determined the decline in its marketable securities was other-than-temporary and recorded an impairment loss of $0.7 million as a component of investment income. The Company identified no such impairments to marketable securities during 2006 or 2005.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components as of December 31, (in thousands):

	2007	2006

Telecommunications networks and acquired bandwidth	$1,056,102	$856,093
Furniture, fixtures, equipment and other	340,004	299,851

	1,396,106	1,155,944
Less: accumulated depreciation	(757,677)	(564,833)

	638,429	591,111
Construction-in-progress, parts and equipment	81,967	87,122

Property and equipment, net	$720,396	$678,233

Telecommunications networks and bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the expressed purpose of delivering telecommunications services. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $197.0 million, $173.0 million and $138.4 million, respectively. Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service. The carrying value of certain assets included in parts and equipment is reviewed quarterly and adjusted, as necessary, for the effects of obsolescence. For the years ended December 31, 2007, 2006 and 2005, obsolescence adjustments reduced the carrying value of replacement parts and equipment by $7.9 million, $3.5 million and $1.7 million, respectively. Interest costs for the construction of certain long-lived assets are capitalized. During the years ended December 31, 2007, 2006 and 2005, the Company capitalized interest on construction costs of $4.5 million, $5.2 million and $4.0 million, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, (in thousands):

	2007	2006

Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	127,560	127,560
Less: accumulated amortization	(127,560)	(117,568)

	—	9,992
Broadband wireless licenses — indefinite life asset	35,782	35,782
XO Trade name — indefinite life asset	16,662	16,662
Goodwill— indefinite life asset	1,071	1,071

	$53,515	$63,507

Customer relationships and internally developed technology assets are amortized using the straight-line method over estimated useful lives of three years. Acquired trade names are amortized over estimated useful lives of 30 months. Amortization expense related to definite lived intangible assets was $10.0 million, $23.5 million and $42.9 million, respectively, for the years ended December 31, 2007, 2006 and 2005. The Company’s definite lived intangible assets were fully amortized as of June 30, 2007.

Effective October 1, 2006, the Company determined its broadband wireless licenses to be indefinite lived assets and discontinued their periodic amortization. No amortization expense related to broadband wireless licenses was recorded in the statement of operations for the year ended December 31, 2007. Amortization expense related to broadband wireless licenses was $4.7 million for the year ended December 31, 2006 and $6.3 million for the year ended December 31, 2005.

6.	OTHER ASSETS

Other assets consisted of the following as of December 31, (in thousands):

	2007	2006

ATLT bankruptcy claim	$20,553	$20,553
Other long-term assets	24,069	20,808

	$44,622	$41,361

The ATLT bankruptcy claim is an unsecured debt claim receivable due from the Allegiance Telecom Liquidating Trust (“ATLT”), the trustee that is managing the bankruptcy estate of Allegiance Telecom, Inc. and its subsidiaries (“Allegiance”). Allegiance operated as debtors-in-possession under the Bankruptcy Code from May 14, 2003 to June 23, 2004. The Company acquired $92.5 million in face value of unsecured Allegiance debt securities for $36.4 million in 2004. Consequently, the Company is a claimant in Allegiance’s bankruptcy. The ATLT will eventually settle all outstanding claims against the Allegiance estate.

The carrying value of the ATLT bankruptcy claim is based on the Company’s cost, less charges for other than temporary impairment. The Company determined no further condition of impairment in the carrying value of the ATLT bankruptcy claim existed at December 31, 2007 or 2006.

It is difficult to assess how much of the claim the Company will recover or when the recovery will be paid because of the uncertainties of the bankruptcy process. The amount that the Company recovers from the ATLT upon the distribution of the net assets of the trust may vary materially from the carrying value due to the total amount of claims the ATLT is directed to pay, the amount of administrative costs that it incurs, and the value of its assets.

7.	OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31, (in thousands):

	2007	2006

Accrued compensation	$56,996	$48,184
Deferred revenue	43,596	42,556
Accrued operating taxes	47,703	45,590
Accrued operating expenses	74,114	56,081
Accrued telecommunications costs	14,368	29,537
Other accrued liabilities	15,440	13,943

	$252,217	$235,891

8.	LONG-TERM DEBT TO RELATED PARTIES

As of December 31, 2007 and 2006, long-term debt consisted of $373.5 million and $333.3 million, respectively, in principal associated with a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009 and $3.7 million and $3.4 million, respectively, of accrued interest that, if not paid, converts to principal. Loans under the Credit Facility bear interest at the greater of the Prime Rate plus 5% or the Federal Funds Effective Rate plus 5.5%. Alternately, the Company may elect to use the Adjusted Eurodollar Rate plus 6%. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. In the fourth quarter of 2005, the Company voluntarily repaid $100.0 million of its outstanding indebtedness under the Credit Facility. As of December 31, 2007, the Company did not have any additional borrowing capacity available under the Credit Facility. At December 31, 2007 and 2006, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 11.9% and 11.6%, respectively.

More than 90% of the underlying loans of the Credit Facility are held by entities controlled by Mr. Carl Icahn, the Chairman of the Company’s Board of Directors and majority stockholder (the “Chairman”). There are no scheduled current debt service requirements because cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until April 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of the sum of consolidated net income (loss) (as defined in the Credit Facility), less: interest expense, taxes, depreciation and amortization and any other related restructuring expenses (“EBITDA”) for four consecutive quarters compared to the sum of consolidated interest expense for four consecutive quarters exceeds 4:1, the Company would be required to pay cash interest, unless waived by the lenders. Management can elect to begin paying interest in cash prior to the required date.

The security for the Credit Facility consists of all assets of the Company including the stock of its direct and indirect subsidiaries and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions, and contains certain covenants with respect to EBITDA requirements (as the term EBITDA is defined in the Credit Facility), maximum capital expenditures and maintenance of an unrestricted cash balance of $25.0 million. For the twelve-month period ended December 31, 2007, the Company was required to achieve a minimum consolidated EBITDA of not less than $510.0 million.

The Company was not in compliance with the minimum consolidated EBITDA covenant for the quarter ended December 31, 2007; however, XO LLC had previously obtained a waiver of compliance with this covenant for that quarter from the affiliate of the Company’s Chairman which holds a majority of the loans, in accordance with the terms of the Credit Facility.

Management does not expect to meet the EBITDA covenant for the twelve-month periods ended December 31, 2008 and March 31, 2009. On March 13, 2008, XO LLC obtained a waiver of compliance with the EBITDA covenant in accordance with the terms of the Credit Facility. The waiver of compliance prevents the lenders under the Credit Facility from accelerating repayment of the outstanding indebtedness for a breach of the covenant for which the waiver was granted under the Credit Facility until March 31, 2009.

XO LLC also obtained from the affiliate of the Company’s Chairman a waiver of compliance with XO LLC’s minimum unrestricted cash balance covenant through January 1, 2009.

The Company is actively pursuing various alternatives to enable it to avoid future violations of its covenants and to provide the Company with additional working capital. If the Company is not able to (i) obtain additional waivers, (ii) amend the Credit Facility covenants to remove or amend the minimum EBITDA requirement and the restricted cash covenant, or (iii) repay the Credit Facility with new debt or equity financing so that XO LLC is in compliance, the Company will be required to reclassify the $377.2 million of outstanding long-term debt and accrued interest to short-term debt as of March 31, 2008.

On October 29, 2007, the Company reached an agreement in principle for a global settlement of litigation involving certain of minority shareholders. The terms of the settlement agreement include changes to certain covenants in the Credit Facility. Specifically, the proposed settlement would provide, among other things, for (i) the reduction by one hundred fifty (150) basis points of the interest on the debt held by affiliates of the Chairman (approximately 94% of the outstanding debt) under the Credit Facility accruing on or after January 1, 2008 through the due date of July 15, 2009, and (ii) elimination of the financial covenants, including the EBITDA (as defined in the Credit Facility) and unrestricted cash balance covenants. Elimination of the EBITDA and minimum unrestricted cash balance covenants in the Credit Facility would relieve the Company from immediate concerns relating to the reclassification of long term debt to short term debt. The settlement is subject to approval by the Chancery Court in Delaware, which has scheduled a hearing on the matter on March 31, 2008. No assurance can be given that such approval will be obtained or obtained before we might otherwise fail to satisfy certain of these covenants.

See Note 21, Subsequent Events, for a discussion of short term borrowing from a related party.

9.	ASSET RETIREMENT OBLIGATIONS

The Company has various agreements in which it leases conduit space and pole attachment rights from governmental entities, public utilities, and other telecommunications service providers for its fiber. Additionally, the Company has its telecommunications and data center equipment in various leased technical facilities. In many cases, the Company has contractual obligations to remove the assets associated with these lease agreements upon termination of the agreements. Accordingly, the Company has recorded a liability and asset for the present value of the estimated future capital expenditures associated with the related asset retirement obligations. The following table summarizes the changes in the ARO liability during 2007 and 2006 (in thousands):

Balance as of January 1, 2006	$4,996
Estimate revisions	(261)
Accretion	394
Usage	—

Balance as of December 31, 2006	$5,129
Additions	69
Estimate revisions	—
Accretion	409
Usage	—

Balance as of December 31, 2007	$5,607

At December 31, 2007 and 2006, $0.9 million and $0.3 million, respectively, of the liability was classified as current.

10.	UNDERUTILIZED OPERATING LEASES

As of December 31, 2007, the Company had accruals recorded for the expected remaining future net cash outflows associated with remaining lease liabilities for a number of underutilized leased facilities. In addition, the accruals include the remaining impact related to the fair value determination of leases which existed at the time of the Company’s emergence from bankruptcy on January 16, 2003. As of December 31, 2007, the remaining liability was $20.4 million, of which $11.5 million represents a non-current liability reported in other long-term liabilities in the Company’s consolidated balance sheet. The current portion is included in accrued liabilities on the Company’s condensed consolidated balance sheet. The long-term liability is expected to be paid over the remaining lease terms, which expire periodically through 2019.

The following table illustrates the changes during the year (in thousands):

Balance as of January 1, 2006	$37,339
Usage, net	(12,678)
Accretion	4,074
Estimate revisions	2,295

Balance as of December 31, 2006	$31,030

Usage, net	(10,146)
Accretion	4,196
Estimate revisions	(4,658)

Balance as of December 31, 2007	$20,422

11.	REDEEMABLE PREFERRED STOCK

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

The Class A Preferred Stock ranks senior to the Company’s common stock. Holders of the Class A Preferred Stock are not entitled to receive annual dividends; however, both the conversion ratio and the voting power of each share of Class A Preferred Stock will be automatically increased as the liquidation preference increases at the rate of 1.5% each quarter through the maturity date, January 15, 2010. The Company is required to redeem for cash the then outstanding shares of Class A Preferred Stock on the maturity date at 100% of their aggregate liquidation preference, including compounded accretion through that date, unless earlier redeemed or converted into common stock. If all of the shares of Class A Preferred Stock were to remain outstanding on the maturity date, and assuming the accretion of all the required increases to the liquidation preference thereof, holders of the Class A Preferred Stock would be entitled to 59,891,558 shares of common stock and would have an aggregate liquidation preference of approximately $276.7 million. The shares of Class A Preferred Stock are convertible into common stock based on a share price of $4.62, a premium of approximately 20% above the trading price of the common stock on the closing date of the Preferred Stock Offering. The Company may also, at its sole option, redeem the Class A Preferred Stock at any time after the third anniversary of the issue date of such shares if the average market price of the Company’s common stock for the 20 days prior to such redemption is equal to or greater than 250% of the conversion price of the Class A Preferred Stock. Each holder of the Class A Preferred Stock is entitled to one vote for each share of common stock issuable upon the conversion of the shares of Class A Preferred Stock as of the record date for such stockholders vote. The holders of Class A Preferred Stock also have anti-dilution protection in the event that the Company issues shares of common stock at a price below the then-prevailing market price of the Company’s common stock.

On April 28, 2006, Affiliates of the Company’s Chairman sold in a private sale to “qualified institutional buyers” an aggregate of 1,725,000 Convertible Preferred Shares. As of December 31, 2007 the liquidation and redemption value of the 6% Class A Convertible Preferred Stock was $245.0 million.

12.	STOCKHOLDERS’ EQUITY

Warrants

XOH has warrants outstanding which allow the holders to purchase up to an additional 23.7 million shares of the Company’s common stock. The warrants consist of:

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

The warrants were valued at issuance at approximately $44.9 million using the Black-Scholes-Merton pricing model and are included in the Company’s common stock in the accompanying consolidated balance sheets. The warrants will expire seven years after the date of issuance. The exercise price applicable to each respective series of warrants is subject to adjustment in certain events.

Earnings (Loss) Per Share

Net loss per common share, basic and diluted, is computed by dividing net loss allocable to common shareholders by the weighted average number of common shares outstanding during the period. In periods of net loss, the assumed common share equivalents for stock options, warrants, and the 6% Class A Convertible Preferred Stock are anti-dilutive and are therefore not included in the calculation of diluted weighted average shares. Anti-dilutive employee stock options totaling 9.6 million, 9.8 million and 9.3 million have been excluded for the years ended December 31, 2007, 2006 and 2005, respectively. Anti-dilutive warrants of 23.7 million were excluded for each of the years ended December 31, 2007, 2006 and 2005. Anti-dilutive outstanding shares of Preferred Stock totaling 53.0 million, 50.0 million and 47.1 million have been excluded for the years ended December 31, 2007, 2006 and 2005, respectively.

Universal Shelf Registration Statement

On January 18, 2008, the Company’s Universal Shelf Registration Statement on Form S-3 (SEC File No. 333-147643) became effective. The Registration Statement registers up to $900 million of the Company’s Common Stock, Preferred Stock, rights to purchase Common Stock, depositary receipts, warrants, debt securities, guarantees of debt securities or units that the Company or its subsidiaries may offer from time to time. The Registration Statement identifies certain of our direct or indirect wholly owned subsidiaries as potential guarantors of the debt securities that may be issued pursuant to the Registration Statement. Our financial statements do not include separate financial statements for any of these subsidiaries because we do not have any independent assets or operations, any such guarantees will be full and unconditional and joint and several, and our only subsidiaries that are not named in the Registration Statement are considered to be minor.

13.	SHARE-BASED COMPENSATION

Stock Incentive Plans

The XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) was initially adopted in January 2003 by XO Inc., the predecessor to the Company, and was assumed by XOH on February 28, 2006. Under the 2002 Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The 2002 Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the discretionary authority to determine all matters relating to awards of stock options and restricted stock, including the selection of eligible participants, the number of shares of common stock to be subject to each option or restricted stock award, the exercise price of each option, vesting, and all other terms and conditions of awards. Generally, the awards vest ratably over periods ranging from two to four years and in most cases the exercise price is greater than or equal to the market price of the stock on the date of grant. Unless the Compensation Committee designates otherwise, all options expire on the earlier of (i) ten years after the date of grant, (ii) twelve months after termination of employment with the Company due to death or complete and permanent disability, (iii) immediately upon termination of employment by the Company for cause, or (iv) three months after termination of employment by the employee or by the Company for other than cause.

In June 2003, the Compensation Committee of XO Inc.’s Board of Directors approved the adoptions of the 2003 Employee Retention and Incentive Plan (the “Retention Plan”) which is a component of the 2002 Plan. The Retention Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees based upon the attainment of certain performance goals. As of December 31, 2007, the Company had outstanding fully vested options to purchase an aggregate of 75,485 shares of Company common stock pursuant to the Retention Plan. The exercise price for all options issued and outstanding under the Retention Plan is $5.84 per share. No further grants under the Retention Plan are permitted.

In June 2003, XO Inc. adopted the 2003 Annual Bonus Plan (the “Bonus Plan”), which is also a component of the 2002 Plan. The Bonus Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees who were ineligible to participate in the Retention Plan. The payment of bonuses and the issuance of options under the Bonus Plan were contingent upon the same performance targets as contained in the Retention Plan. As of December 31, 2007, the Company had outstanding options to purchase 19,057 shares of

Company common stock under the Bonus Plan. The exercise price for all options issued and outstanding under the Bonus Plan is $6.53 per share. No further grants under the Bonus Plan are permitted.

Stock Options

A summary of stock option activity as of December 31, 2007 and changes during the year then ended is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at December 31, 2006	9,788,204	$5.06
Granted	409,500	$5.00
Forfeited	(122,032)	$5.01
Expired	(368,177)	$5.06
Exercised	(73,750)	$5.00

Outstanding at December 31, 2007	9,633,745	$5.07	6.2 years	$—

Exercisable at December 31, 2007	7,540,993	$5.05	5.6 years	$—
Expected to vest at December 31, 2007	1,843,714	$5.07	8.1 years	$—

The aggregate intrinsic value is calculated as the difference between the exercise price and market value of the underlying common stock as of December 31, 2007. However, no options were “in-the-money” as of December 31, 2007. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was insignificant. The range of exercise prices for stock options outstanding as of December 31, 2007, 2006 and 2005 was between $4.80 and $7.05 per share for each respective period.

The weighted average grant-date per option fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $2.76, $2.89 and $0.90, respectively. The cash received and the related income tax benefits from the exercise of share options for the years ended December 31, 2007, 2006 and 2005 were not significant for each respective year. Stock compensation expense related to stock option awards was $1.9 million, $2.2 million and $147,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Fair Value Determination

The total fair value of vested shares as of December 31, 2007 was $20.0 million. The Black-Scholes-Merton model uses the assumptions noted in the table below to compute a fair value of each option grant. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price since emergence from Chapter 11 Bankruptcy in January 2003. The Company is still in the process of gathering enough historical data to prepare an estimate of the expected term of its option grants. Therefore, the expected term was calculated based upon the simplified method for estimating expected terms as allowed under SEC Staff Accounting Bulletin (“SAB”) No. 107. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future.

	2007	2006	2005

Weighted average grant date price per share of Company stock	$4.55	$4.56	$2.74
Weighted average exercise price	$5.00	$5.10	$5.00
Range of expected volatility	60.00 - 63.09%	63.89 - 65.26%	61.00%
Range of risk free interest rate	4.42 - 5.06%	4.48 - 5.04%	3.80%
Dividend yield	—	—	—
Expected term (in years)	6.25	6.25	4.00

Prior Period Pro Forma Disclosures

Under the modified-prospective transition method, the results for the year ended December 31, 2005 presented herein were not restated to include stock compensation expense. The Company previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and provided the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under this method, no compensation expense was recorded if stock options were granted at an exercise price equal to or greater than the fair market value of the Company’s stock on the grant date. The following table summarizes the effect on net loss and loss per share for the year ended December 31, 2005 if the Company had applied the fair value method of SFAS 123, prior to January 1, 2006 (in thousands, except per share data):

2005

Net loss allocable to common shareholders, as reported	$(159,208)
Add: Stock-based employee compensation expense included in net loss allocable to common shareholders, as reported	147
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock awards	(5,973)

Pro forma net loss allocable to common shareholders	$(165,034)

Net loss allocable to common shareholders per common share, basic and diluted:
Net loss allocable to common shareholders per common share, basic and diluted — as reported	$(0.88)
Net loss allocable to common shareholders per common share, basic and diluted — pro forma	$(0.91)

Unrecognized Compensation

As of December 31, 2007, there was $2.7 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

14.	EMPLOYEE SAVINGS AND RETIREMENT PLAN

At December 31, 2007, the Company has a defined contribution plan, generally covering all full time employees in the United States. The Company provides a match to all eligible employees based on certain plan provisions and the discretion of the Board of Directors. The Company makes a 50 percent matching contribution up to five percent of the participant’s compensation. Company contributions, net of forfeitures, were $4.7 million, $4.5 million and $4.0 million during 2007, 2006 and 2005, respectively.

15.	INVESTMENT AND OTHER INCOME

	2007	2006	2005

Investment income, net	$20,863	$5,193	$1,950
Other income	2,205	—	3,380

Total	$23,068	$5,193	$5,330

Investment income for the years ended December 31, 2007 and 2006 included $21.5 million and $5.2 million, respectively, related to a settlement agreement associated with the Company’s holding of Global Crossing debt securities, partially offset by a $0.6 million loss due to other than temporary impairment recognized on an investment for sale. Investment income for the year ended December 31, 2005 included $7.5 million of investment income for distributions received related to Global Crossing debt securities. This income was partially offset by a $5.5 million impairment charge we recorded related to the Company’s ATLT bankruptcy claim.

16.	INCOME TAXES

As reflected in the following table, the Company maintained a valuation allowance against its deferred tax assets of $1.1 billion as of December 31, 2007 and 2006, respectively, to reduce its deferred tax assets to the amounts likely to be realized. Along with changes in the balances of various provisions and property and equipment, the increase in deferred tax assets resulted from a $72.2 million increase from the 2007 net operating loss offset by a $36.8 million decrease in state deferred tax assets due primarily to reduction in the state deferred tax rate. Components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Provisions not currently deductible	$75,199	$103,938
Property, equipment and other long-term assets (net)	467,400	498,253
Net operating loss and capital loss carry forwards	590,527	518,376

Total deferred tax assets	1,133,126	1,120,567
Valuation allowance	(1,133,126)	(1,120,567)

Net deferred tax assets	—	—
Deferred tax liabilities:
Other identifiable intangibles	(6,498)	(6,831)

Total deferred tax liabilities	(6,498)	(6,831)

Net deferred tax liability	$(6,498)	$(6,831)

As of December 31, 2007, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $3.2 billion, of which $1.1 billion related to the acquisition of a business. The acquired net operating loss carryforwards expire between 2019 and 2023. The remaining net operating loss carryforwards expire between 2022 and 2027. Utilization of the Company’s business net operating loss carryforwards is limited under the ownership change rules of the U.S. Internal Revenue Code (“ownership change rules”). Due to these limitations, the Company reduced its deferred tax assets related to net operating loss carryforwards. Accordingly, net operating losses for financial statement purposes have been reduced below the amount available for federal income tax purposes.

For the period January, 2003 through January 2004, the Company was a member of an affiliated group of corporations which filed a consolidated return with Starfire Holding Corporation (“Starfire”), the parent entity of an affiliated group of corporations controlled by Mr. Carl Icahn. In January 2004, the Company deconsolidated from Starfire and under a Tax Allocation Agreement, Starfire will reimburse the Company each year going forward for the excess of the Company’s actual income taxes over the income taxes the Company would have owed if net operating losses or other tax attributes used in prior periods by the Starfire affiliated group were still available to the Company. The Company’s net operating loss carryforward has been reduced by the amount used by Starfire in 2003 and 2004. No amount has been recorded for potential reimbursement from Starfire under the Tax Allocation Agreement.

Income tax expense (benefit) is as follows:

	Year Ended December 31,
	2007	2006	2005

Current income tax expense:
State	$1,116	—	—
Foreign	4	—	—

Total current income tax expense	1,120	—	—

Deferred income tax benefit
State	(333)	—	—

Total deferred income tax benefit	(333)	—	—

Total income tax expense (benefit)	$787	—	—

Reconciliation of the U.S. federal and state tax rate to the Company’s effective income tax rate:

	2007	2006	2005

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0	5.0	6.0
Reduction of state deferred tax assets	(32.0)	—	—
Other	0.5	—	—

Subtotal	7.5	40.0	41.0
Valuation allowance for deferred tax assets	(8.2)	(40.0)	(41.0)

Effective income tax rate	(0.7)%	0.0%	0.0%

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

Current income tax expense for the year ended December 31, 2007 consists of the Texas Gross Margin Tax and interest on certain state income tax positions.

Reconciliation of Unrecognized Tax Benefits (in thousands)

Gross unrecognized tax benefits at January 1, 2007	$509,264
Gross amount of increases and decreases from tax positions — prior period	(39,390)
Gross amount of increases and decreases from tax positions — current period	—
Decreases resulting from settlements with taxing authorities	—
Decreases resulting from expiration of statutes of limitation	—

Gross unrecognized tax benefits at December 31, 2007	$469,874

As of December 31, 2007, $6.1 million, of the Company’s unrecognized tax benefits would, if recognized, affect the effective tax rate and entirely relates to state income taxes. The remainder of the unrecognized tax benefits, if recognized, would result in an increase in the valuation allowance.

Interest and Penalties

The table below sets forth accrued interest (in thousands):

Accrued interest as of January 1, 2007	$1,103
Interest recognized	327

Accrued interest as of December 31, 2007	$1,430

There were no accrued income tax penalties reported in the Company’s balance sheets as of January 1, 2007 or December 31, 2007. No income tax penalties were recorded in the Company’s statements of operations for the years ended December 31, 2007, 2006 or 2005.

Possible Changes in Unrecognized Tax Benefits

For tax years 2003 and 2004, the Company accrued state income taxes for jurisdictions which may disallow certain inter-company deductions and basis adjustments arising out of the Company’s January 2003 emergence from bankruptcy. The statute of limitations for the 2003 and 2004 tax return years may close during 2008 for some of the jurisdictions, pending the results of the Federal audit of the 2003 tax year (as noted below), resulting in a possible decrease in the accrued liability of up to $6.1 million.

Open Tax Years

The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including California, New Jersey, Texas, and Virginia remain open for tax years 2003 through 2007. The Company’s 2003 federal income tax returns are under audit by the Internal Revenue Service.

17.	RELATED PARTY TRANSACTIONS

Various entities controlled by the Chairman hold the following interests in the Company:

	Outstanding	Series A, B and C
	Common Stock	Warrants	Credit Facility	Preferred Stock

At December 31, 2006(2)	Greater than 50%	Greater than 40%	Greater than 90%	Greater than 50%
At December 31, 2007(1)	Greater than 50%	Greater than 40%	Greater than 90%	Greater than 50%

(1)	As reported in the October 2, 2007 Form 4 for the Chairman, and the July 2, 2007 Amendment No. 9 to Schedule 13D filed by Cardiff Holding, LLC (“Cardiff”) and other parties to such joint filings.

(2)	According to Amendment No. 8 to the Schedule 13D of Cardiff Holding LLC (“Cardiff”), filed with the Securities and Exchange Commission on May 1, 2006, on April 28, 2006, Cardiff, an entity affiliated with the Company’s Chairman, sold in a private sale to qualified institutional buyers an aggregate of 1,725,000 shares of the Company’s 6% Class A Convertible Preferred Stock (the “Preferred Stock”).

As a result of his ownership of a majority of the Company’s common stock, the Chairman can elect all of the Company’s directors. Currently, in addition to Mr. Carl Grivner, the Company’s CEO, three employees of entities controlled by the Chairman are members on the Company’s Board of Directors and certain of its committees. Under applicable law and the Company’s Certificate of Incorporation and By-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including mergers, acquisitions, the sale of substantially all the Company’s assets, and amendments to the Company’s Certificate of Incorporation and By-laws.

The Company provides certain telecommunications services to companies affiliated with the Chairman. The total revenue recognized on such services for the years ended December 31, 2007, 2006 and 2005 was $2.3 million, $3.2 million and $3.3 million, respectively. Amounts receivable in respect to such services from affiliates related to the Chairman as of December 31, 2007 and 2006 were not significant.

During the years ended December 31, 2006 and 2005, the Company purchased $0.5 million and $1.0 million, respectively, in services from companies affiliated with the Chairman. Amounts purchased during the year ended December 31, 2007 were insignificant. Additionally, the Company purchased $0.9 million, $2.9 million and $1.6 million during the years ended December 31, 2007, 2006 and 2005, respectively, in hardware and services from Dell Computers, Inc. Mr. Adam Dell, an XO Holdings director, is the brother of the Chairman of Dell Computers, Inc., Mr. Michael Dell.

On March 6, 2007, Arnos Corp., an entity affiliated with Carl Icahn (“Arnos”), waived compliance by the Company with respect to the minimum consolidated EBITDA covenant contained in the Company’s credit facility for the fiscal quarter ended December 31, 2007.

On May 7, 2007, Arnos waived compliance by the Company with respect to the minimum consolidated EBITDA covenant contained in the Company’s credit facility for the fiscal quarter ended March 31, 2008.

On August 8, 2007, Arnos waived compliance by the Company with respect to the minimum consolidated EBITDA covenant contained in the Company’s credit facility for the fiscal quarter ended June 30, 2008.

On November 5, 2007, Arnos waived compliance by the Company with respect to the minimum consolidated EBITDA covenant contained in the Company’s credit facility for the fiscal quarter ended September 30, 2008.

Icahn Sourcing LLC (“Icahn Sourcing”) is an entity formed and controlled by the Chairman in order to leverage the potential buying power of a group of entities with which the Chairman either owns or otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors, and the Company is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Company has purchased a variety of goods and services as a member of the buying group at prices and on terms that it believes are more favorable than those which would be achieved on a stand-alone basis.

See Note 21, Subsequent Events, for a discussion of new financing activity involving the Company and a certain related party.

18.	SEGMENT INFORMATION

The Company operates its business in two reportable segments. The Company’s wireline services are provided through XOC and its wireless services are provided through Nextlink. XOC and Nextlink are managed separately; each segment requires different resources, expertise and marketing strategies. The Company’s chief operating decision maker regularly reviews the results of operations at the segment level to evaluate performance and allocate resources. Transactions between affiliates are recorded based on market rates and pricing.

XO Communications

XOC provides a comprehensive array of wireline telecommunications using both IP technology and traditional delivery methods. XOC’s services are primarily marketed to businesses and communications services providers, including Fortune 500 companies, government, leading cable companies, carriers, content providers, and mobile operators. XOC’s service portfolio includes next-generation voice services, high speed data, dedicated Internet access, private networking, and VoIP solutions.

Nextlink

Nextlink provides a high-speed wireless alternative to local copper and fiber connections utilizing broadband radio signals transmitted between points of presence located within a line-of-sight. Nextlink’s services provide critical telecommunications links within customer networks without requiring them to construct their own facilities or purchase capacity from the regional ILECs. Nextlink’s service portfolio offers wireless backhaul, network extensions, network redundancy and diversity services primarily to mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies.

For the year ended December 31, 2007 Nextlink’s top three customers accounted for approximately 90% of Nextlink’s revenue. The largest customer and reseller was XOC. For the year ended December 31, 2006, approximately 70% of Nextlink’s revenue was earned from a single, non-affiliated customer. Revenue with this customer for the year ended December 31, 2006 included a $0.5 million one-time payment for the restructuring of a contract.

The following tables provide summarized financial information of the Company’s two reportable segments for the years ended December 31, (in thousands):

	2007
			Intercompany
	XOC	Nextlink	Elimination	Consolidated

Revenue from external customers	$1,428,193	$472	$—	$1,428,665
Inter-segment revenue	$131	$1,048	$(1,179)	$—
Depreciation and amortization	$206,452	$501	$—	$206,953
Loss from operations	$(95,244)	$(13,192)	$—	$(108,436)
Interest income				8,182
Investment and other income				23,068
Interest expense, net				(37,681)
Income tax expense				(787)

Net loss				$(115,654)

	2006
			Intercompany
	XOC	Nextlink	Elimination	Consolidated

Revenue from external customers	$1,415,971	$872	$—	$1,416,843
Inter-segment revenue	$130	$389	$(519)	$—
Depreciation and amortization	$196,201	$5,021	$—	$201,222
Loss from operations	$(95,085)	$(17,066)	$—	$(112,151)
Interest income				8,691
Investment and other income				5,193
Interest expense, net				(32,077)
Income tax expense				—

Net loss				$(130,344)

	2005
			Intercompany
	XOC	Nextlink	Elimination	Consolidated

Revenue to external customers	$1,437,691	$206	$—	$1,437,897
Depreciation and amortization	$226,757	$6,327	$—	$233,084
Loss from operations	$(117,012)	$(9,382)	$—	$(126,394)
Interest income				8,850
Investment and other income				5,330
Interest expense, net				(34,291)
Income tax expense				—

Net loss				$(146,505)

Capital expenditures by segment for the years ended December 31, are illustrated below (in thousands):

	XOC	Nextlink	Consolidated

2007	$210,156	$5,026	$215,182
2006	$114,634	$4,244	$118,878
2005	$86,254	$473	$86,727

Total assets by segment are illustrated below (in thousands):

	XOC	Nextlink	Consolidated

December 31, 2007	$1,042,060	$48,066	$1,090,126
December 31, 2006	$1,088,399	$42,822	$1,131,221

Major Customers

As of December 31, 2007 and 2006, the Company did not have any individual customers who provided more than five percent of its total revenue.

19.	COMMITMENTS AND CONTINGENCIES

Leases

The majority of the Company’s operating leases are for real property, which includes administrative and sales offices, central switching offices, network nodes, datacenters, collocation facilities and warehouse space. These obligations expire at various dates through 2019. Most of these leases contain renewal options at inception, some of which have been exercised. Most of the leases include rent escalation clauses, which are recognized on a straight-line basis over the lease term. No leases contain purchase options or restrictions of the Company’s activities concerning dividends, additional debt, or further leasing. Total gross rent expense for the years ended December 31, 2007, 2006 and 2005 was $59.3 million, $66.1 million and $77.3 million, respectively. The gross rent expense does not include sublease income, which totaled $5.2 million, $2.6 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense is classified as a component of selling, general and administrative expense on the Company’s statement of operations.

Future minimum lease commitments under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 are as follows (in thousands):

2008	$63,336
2009	55,860
2010	49,195
2011	41,096
2012	36,630
Thereafter	87,586

Total minimum lease payments	$333,703

Total minimum sublease rental income to be received in the future under non-cancelable subleases as of December 31, 2007 is approximately $13.5 million. The total minimum lease payments disclosed in the table above have not been reduced for these minimum sublease rentals.

Certain non-cancelable leases are classified as capital leases and the leased assets are included within the telecommunications networks component of property and equipment. Details of the capitalized lease assets are as follows (in thousands):

	2007	2006

Network assets	$14,513	$8,259
Accumulated depreciation	(4,252)	(3,192)

Net capitalized lease assets	$10,261	$5,067

At December 31, 2007, estimated future minimum lease payments under capital lease obligations are as follows (in thousands):

2008	$6,200
2009	1,853
2010	1,502
2011	1,502
2012	1,502
Thereafter	10,816

Total minimum capital lease payments	23,375
Less: imputed interest	(2,256)
Less: current portion of capital lease payments	(4,860)

Long-term portion of capital lease payments	$16,259

Other Commitments

The Company also has various non-cancelable long-term contractual obligations with other telecommunications service providers associated with maintenance costs, software licenses and use fees. These contracts contain certain minimum purchase commitments and have terms of three to seven years. At December 31, 2007, estimated future minimum payments under other obligations are as follows (in thousands):

2008	$125,676
2009	78,317
2010	54,285
2011	44,838
2012	39,837
Thereafter	74,273

Total minimum lease payments	$417,226

The associated liability for these services is recorded as incurred on a monthly basis and reported in the Company’s balance sheet as accrued operating expenses.

In February 2006, the Company entered into a $10.0 million agreement to purchase certain telecommunications equipment. At December 31, 2007 no amounts were outstanding under this agreement.

Indemnification

From time to time, the Company agrees in the ordinary course of business to provide certain customers with indemnification related to losses caused by the Company with respect to intellectual property infringement or other claims arising from the use of its services. The Company is not aware of any indemnification obligations related to intellectual property infringement or other claims arising from the use of its services.

Legal Proceedings

The Company is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort and employment matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Loss Contingencies, the Company accrues its best estimates of required provisions for any such matters when the loss is probable and the amount of loss can be reasonably estimated. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, management believes that the Company has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.

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

In October 2007, as a result of a binding arbitration proceeding, the Company was awarded and collected $5.8 million inclusive of interest related to certain payments made by the Company on behalf of the ATLT and Shared Technologies, Inc.

As of December 31, 2007, an estimated amount to settle the ATLT claim was recorded in the Company’s accrued liabilities. However, at the appropriate time, XOH intends to appeal the order, or certain rulings reflected in the Order decided against the Company.

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

On October 29, 2007, the parties notified the court that they had reached a settlement in principle in this case. The parties entered into a mutually acceptable formal settlement agreement and filed the agreement with the Court of Chancery on January 14, 2008. The Court set a hearing for March 31, 2008 to hear objections to the settlement, if any, and requested that objections be filed with the Court no later than 20 business days prior to the hearing. No objections have been received as of March 17, 2008. As of December 31, 2007, an estimated amount to settle the wireline litigation claim was recorded in the Company’s accrued liabilities.

Houlihan Lokey Howard and Zukin Capital LLC

On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for approximately $19 million represents HLHZ’s claim for advising the Company in its financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and XOH objected to the fee claim on the grounds that, among other things, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOH for $2.0 million, which the Company had previously paid, and ordered XOH to pay the difference to HLHZ. XOH paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York upheld the Bankruptcy Court decision. On May 29, 2007, HLHZ filed notice of appeal to the U.S. Court of Appeals for the 2nd Circuit. All appellate briefs have been filed. No hearing date has been set.

Level 3

On March 28, 2005, Level 3 sent the Company “formal notice” that as a result of statements made in the Company’s 2004 10-K filing, wherein it disclosed that XOH is considering among other options, lighting its dark fiber in the United States to create wavelengths capacity, XOH was in material breach of its contractual obligations to Level 3, which obligations were allegedly included in the First Amendment to the Workout Agreement, Section 2. The Parties entered into a Workout Agreement dated October 31, 2001 and the First Amendment to Workout Agreement was dated February 11, 2003. On May 5, 2006, the Company filed a complaint in the Delaware Court of Chancery requesting a declaratory judgment regarding its rights under the various agreements between the parties. On May 25, 2006, Level 3 filed a counterclaim alleging an anticipatory repudiation of the agreements by XOH and that XOH had breached its agreements with Level 3. The counterclaim requested that the court award Level 3 unspecified damages. On July 11, 2006, XOH filed an amended complaint clarifying its claim. On November 2, 2007, the Court issued an opinion deciding the case in favor of XOH. The Court determined that, despite the various subsequent agreements between XOH and Level 3, XOH retained its right to light fiber it acquired pursuant to the initial Cost Sharing Indefeasible Right to Use Agreement. On December 27, 2007, Level 3 filed an appeal to the decision, however on February 12, 2008, Level 3 filed a Notice of Voluntary Dismissal of the appeal, effectively terminating the case.

Metro Nashville

The Metropolitan Government of Nashville and Davidson County, Tennessee (“Metro”) filed a complaint against XO Tennessee, Inc. (“XOT”) on March 1, 2002, before the Tennessee State Chancery Court for Davidson County, Tennessee (“Complaint”). Metro sought declaratory judgment that, under Metro’s franchise ordinance and the franchise agreement executed by XOT’s predecessor, US Signal, on October 18, 1994, XOT (a) owed franchise fees in the amount of five percent of gross revenues from 1997 to current, and (b) was contractually obligated to allow Metro access and use of four dark fibers on XOT’s network. On February 28, 2003, XOT answered the Complaint contending that the franchise fee and “dark fiber” compensation provisions violated Tennessee and federal law. XOT also filed a counterclaim seeking to recover all sums paid to Metro under the invalid ordinance and to recover the value of the free fiber that Metro has been using and continues to use without payment. In an amended Complaint, Metro added an alternative basis for relief, namely legal or equitable relief up to its costs allocated to XOT for maintaining, managing, and owning the rights-of-way. Based on a study conducted by Metro (received by the Company in November 2006) and the length of the relevant period of this case, to date, Metro’s costs, as calculated by Metro for the relevant period and allocated by Metro to XOT, would likely exceed $20,000,000. XOT disputes the methodology and results of the study and believes a reasonable estimate of Metro’s relevant costs to be no more than $1,000,000. On August 9, 2007, XOT filed a motion for judgment on the pleadings. On February 25, 2008, the court denied XOT’s motion. A trial date has not been set. An estimate of potential loss, if any, is unknown at this time.

Choice Tel

On August 30, 2007, the Company notified Choice Tel, a Business Channel Agent for the Company, of the Company’s decision to terminate the agent agreement because of Choice Tel’s apparent failure to sell XO services. Choice Tel challenged that termination and, on November 22, 2007, filed an arbitration claim, believing it was due at least $2.4 million in residual commissions. Discovery related to this case is ongoing. An estimated amount of loss, if any, associated with this case is not known at this time.

20.	SELECTED QUARTERLY DATA (Unaudited — see accompanying accountants’ report)

The following tables illustrate selected quarterly financial data for 2007 and 2006. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends (in thousands).

	Quarters Ended 2007
	March 31	June 30	September 30	December 31

Revenue	$348,513	$352,893	$359,354	$367,905
Cost of Service* — originally reported	$136,242	$150,192	$140,911	N/A
Operating expense reclassification(1)	52,890	54,492	55,967	N/A

Cost of service* — revised*	$189,132	$204,684	$196,878	$219,896
Loss from operations	$(13,896)	$(31,224)	$(17,329)	$(45,987)
Net loss	$(20,633)	$(36,370)	$(4,462)	$(54,189)
Net loss allocable to common shareholders	$(24,122)	$(39,910)	$(8,055)	$(57,836)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.13)	$(0.22)	$(0.04)	$(0.32)

	Quarters Ended 2006
	March 31	June 30	September 30	December 31

Revenue — originally reported	$349,690	$354,282	$352,334	$355,310
Pass through tax reclassification(2)	1,334	1,339	1,244	1,310

Revenue — revised	$351,024	$355,621	$353,578	$356,620
Cost of service* — originally reported	$154,380	$153,089	$141,840	$147,718
Operating expense reclassification(1)	57,214	56,153	55,435	50,986
Pass through tax reclassification(2)	1,334	1,339	1,244	1,310

Cost of service* — revised	$212,928	$210,581	$198,519	$200,014
Loss from operations	$(37,989)	$(30,458)	$(16,570)	$(27,134)
Net loss	$(43,658)	$(36,081)	$(22,972)	$(27,633)
Net loss allocable to common shareholders	$(46,945)	$(39,455)	$(26,359)	$(31,071)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.26)	$(0.22)	$(0.14)	$(0.17)

*	exclusive of depreciation and amortization

(1)	Represents the quarterly impact associated with the reclassification of certain network operation costs from selling, operating and general expenses to a component of cost of service. The Company believes that reclassifying these expense categories into cost of service better matches the relationship of the costs with the corresponding revenue. See Note 2w.

(2)	Represents the quarterly impact associated with the reclassification of certain pass-through transaction based taxes previously reported on a net basis, which should have been reported on a gross basis as a separate component of revenue and cost of service. See Note 2w.

Loss per common share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per common share for the four quarters of each year may not equal the loss per common share for the twelve month periods.

The first and third quarters of 2007 included $13.4 million and $8.6 million, respectively, of reductions to cost of service, loss from operations, net loss and net loss allocable to common shareholders caused by changes in estimates related to certain accrued third-party telecommunications cost of service expenses under the terms of the TRRO. The first, third and fourth quarters of 2006 included $3.8 million, $5.3 million and $5.3 million, respectively, of similar reductions to cost of service, loss from operations, net loss and net loss allocable to common shareholders. See Note 2c.

The first and third quarter of 2007 included $1.9 million and $8.0 million, respectively, of increased expense for estimated loss contingencies associated with on-going litigation. These estimate revisions increased loss from operations, net loss and net loss allocable to common shareholders. See Note 2c.

The third quarter of 2006 includes a $10.6 million, or $0.06 per share, decrease to cost of service related to a revision to the liability for outstanding disputed invoices. This revision decreased loss from operations, net loss and net loss allocable to common shareholders. See Note 2c.

During the third quarter of 2007, $21.5 million of investment income related to beneficial settlements of legal matters regarding the Company’s holding of Global Crossing debt securities was received that decreased net loss and net loss allocable to common shareholders. Net loss allocable to common shareholders per common share decreased $0.12. Net loss and net loss allocable to common shareholders decreased $5.2 million, or $0.03 per common share, in the third quarter of 2006 due to investment income related to the Company’s Global Crossing debt securities. See Note 15.

Loss from operations, net loss and net loss allocable to common shareholders for the three months ended December 31, 2007 was approximately $13.3 million greater than prior quarters because the Company revised the estimated useful lives of certain fixed asset categories.

21.	SUBSEQUENT EVENTS

Conversion of McLeodUSA Stock

As of December 31, 2007, the Company held, as a non-current asset, 832,153 shares of McLeodUSA Reorganized Class A Common stock with a carrying value of $4.8 million. On September 16, 2007, PAETEC Holdings Corp signed a definitive agreement to acquire McLeodUSA Incorporated. Under the terms of the agreement, current McLeodUSA shareholders will receive 1.30 shares of PAETEC common stock for every share of McLeodUSA common stock owned. The acquisition was finalized on February 8, 2008. The Company will receive 1,081,799 shares of PAETEC common stock. The closing market prices of PAETEC common stock on February 8 and March 14, 2008 were $8.45 and $6.66, respectively, per share. The Company expects to receive the PAETEC shares in the first quarter of 2008.

Engagement of Financial Advisor

On February 6, 2008, the Company engaged Morgan Stanley & Co. Inc., to provide it with services as a financial advisor.

Short-Term Borrowing from Related Party

On March 13, 2008, XO LLC entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Arnos, an affiliate, the Company’s Chairman and majority stockholder pursuant to which Arnos purchased a Note in the aggregate principal amount of $75,000,000. The Note Purchase Agreement also provides for the issuance until April 15, 2008 of up to an additional $70,000,000 of notes (collectively, the “Notes”). We intend to offer such additional Notes to certain large minority stockholders of the Company that are accredited investors. No assurance can be given that such minority stockholders will purchase any of the Notes when offered to them. We will use the $75,000,000 gross proceeds from the Note purchased by Arnos, and the proceeds from any other additional Notes purchased by parties, for working capital, to meet our current and near-term capital needs and to provide liquidity. No assurance can be given that such minority stockholders will purchase any of the Notes when offered them.

We will use the $75,000,000 gross proceeds from the Note purchased by Arnos, and the proceeds from any additional Notes purchased by other parties, for working capital, to meet our current and near-term capital needs and to provide liquidity. The proceeds from the Notes will not be used to retire any of our debt outstanding under the Credit Facility or to redeem any shares of our 6% Class A Convertible Preferred Stock.

The principal and unpaid interest on the Notes is due April 15, 2009. Unless XO LLC elects to pay interest in cash, interest on the unpaid principal amount of the Notes will accrue at the rate of 11.5% per annum and will be paid in kind on April 15, 2008 and thereafter quarterly in arrears on July 15, 2008, October 15, 2008, January 15, 2009 and April 15, 2009 by adding the amount of accrued interest to the principal amount outstanding under the Notes. If XO LLC elects to pay interest in cash (which election must be approved by a majority of the Company’s disinterested independent directors), interest on the unpaid principal amount of the Notes will accrue at the rate of 9.5% per annum and be paid in cash on April 15, 2008 and thereafter quarterly in arrears on July 15, 2008, October 15, 2008, January 15, 2009 and April 15, 2009.

The Notes rank pari passu in right of payment with the debt outstanding under the Credit Facility.

The Note Purchase Agreement contains limited representations and warranties, limited affirmative covenants and no negative covenants. The Note Purchase Agreement also contains limited events of default, including, without limitation, (i) defaults in the payment of any principal on the Notes when the same becomes due and payable, (ii) defaults in the payment of any interest on the Notes for more than ten business days after the same becomes due and payable and (iii) any default by a guarantor under the terms of its guaranty. If an event of default occurs, the holders of the Notes may declare the principal amount of the Notes and any accrued and unpaid interest to be immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to XO LLC or certain affiliates of XO LLC, the principal amount of the Notes and accrued interest automatically becomes due and payable.

The obligations of XO LLC under the Notes are jointly and severally guaranteed by us and certain of our subsidiaries, pursuant to a Guaranty Agreement dated as of March 13, 2008. The Guaranty Agreement is filed as an exhibit to our Current Report on Form 8-K filed on March 17, 2008.

XO Holdings, Inc.

Schedule II
Valuation and Qualifying Accounts
For The Years Ended December 31, 2007, 2006 and 2005

		Additions
		Charged to	Charged to
	Beginning	Costs and	Other		Ending
(In thousands)	Balance	Expenses	Accounts	Deductions	Balance

Allowance for doubtful accounts
2005	$38,981	$33,502	$—	$(36,422)	$36,061
2006	$36,061	$32,607	$—	$(51,914)	$16,754
2007	$16,754	$18,166	$—	$(24,804)	$10,116
Accrued underutilized lease obligations
2005	$43,656	$6,861	$—	$(13,178)	$37,339
2006	$37,339	$6,369	$—	$(12,678)	$31,030
2007	$31,030	$(462)	$—	$(10,146)	$20,422
Deferred tax asset valuation allowance
2005	$1,257,821	$46,267	$—	$(197,402)	$1,106,686
2006	$1,106,686	$52,690	$—	$(38,809)	$1,120,567
2007	$1,120,567	$55,216	$—	$(42,657)	$1,133,126

S-1