Form 10-Q
period 2008-03-31
XO HOLDINGS INC
filed 2008-05-12
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of May 5, 2008 was 182,075,035.

XO Holdings, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
XO Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$126,074	$108,075
Marketable securities	7,860	885
Accounts receivable, net of allowance for doubtful accounts of $9,078 at March 31, 2008 and $10,116 at December 31, 2007	135,533	131,705
Prepaid expenses and other current assets	52,650	30,928

Total current assets	322,117	271,593
Property and equipment, net	730,281	720,396
Goodwill and intangible assets, net	53,515	53,515
Other assets	42,659	44,622

Total Assets	$1,148,572	$1,090,126

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$111,988	$106,488
Other current liabilities	268,280	252,217

Total current liabilities	380,268	358,705
Long-term debt and accrued interest payable to related parties	461,206	377,213
Other long-term liabilities	64,334	67,050

Total Liabilities	905,808	802,968
Class A convertible preferred stock	248,512	244,811
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized: 4,000,000 shares of class A convertible preferred stock issued and outstanding on March 31, 2008 and December 31, 2007	—	—
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000,000 shares authorized; 182,075,035 shares issued and outstanding on March 31, 2008 and December 31, 2007	950,208	953,427
Accumulated other comprehensive loss	(1,936)	—
Accumulated deficit	(954,020)	(911,080)

Total Stockholders’ (Deficit) Equity	(5,748)	42,347

Total Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity	$1,148,572	$1,090,126

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2008	2007
Revenue	$361,149	$349,936

Costs and expenses:
Cost of service (exclusive of depreciation and amortization)	228,344	191,398
Selling, general and administrative	126,327	121,799
Depreciation and amortization	45,575	50,636

Total costs and expenses	400,246	363,833

Loss from operations	(39,097)	(13,897)
Interest and other income, net	5,249	2,199
Interest expense, net	(8,750)	(8,635)

Net loss before income taxes	(42,598)	(20,333)
Income tax expense	(342)	(300)

Net loss	(42,940)	(20,633)
Preferred stock accretion	(3,701)	(3,488)

Net loss allocable to common shareholders	$(46,641)	$(24,121)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.26)	$(0.13)

Weighted average shares, basic and diluted	182,075,035	182,001,910

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three months	Three months
	Ended	ended
	March 31,	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(42,940)	$(20,633)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	45,575	50,636
Accrual of interest	8,993	9,566
Provision for doubtful accounts	2,723	5,561
Stock-based compensation	483	506
Non cash gain from investments	(4,121)	—
Changes in assets and liabilities
Accounts receivable	(6,551)	6,904
Other assets	(23,543)	(3,274)
Accounts payable	15,345	(3,421)
Accrued liabilities	13,882	(31,891)

Net cash provided by operating activities	9,846	13,954

INVESTING ACTIVITIES:
Capital expenditures	(65,305)	(41,128)

Net cash used in investing activities	(65,305)	(41,128)

FINANCING ACTIVITIES:
Payments on capital leases	(535)	(563)
Financing costs	(1,007)	—
Proceeds from note to related party	75,000	—
Proceeds from employee stock option exercises	—	19

Net cash provided by (used in) financing activities	73,458	(544)

Net increase (decrease) in cash and cash equivalents	17,999	(27,718)
Cash and cash equivalents, beginning of period	108,075	168,563

Cash and cash equivalents, end of period	$126,074	$140,845

SUPPLEMENTAL DATA:
Cash paid for interest	$292	$291
Cash paid for income taxes	$46	$—
Accrued interest converted to long-term debt	$8,993	$9,566
See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
XO Holdings, Inc. together with its consolidated subsidiaries (“XOH” or the “Company”) is a leading facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. XOH operates its business in two reportable segments through two primary operating subsidiaries. XO Communications, LLC (“XO LLC”) operates the Company’s wireline business under the trade name “XO Communications” (“XOC”). Nextlink Wireless, Inc. operates the Company’s wireless business. See Note 10 for further information on the Company’s reportable segments. XOC is further organized into three business units: XO Business Services, XO Carrier Services and XO Hosting and Small Business. XO Business Services is focused on business, large enterprise and government customers; XO Carrier Services targets wholesale telecommunications provider customers and XO Hosting and Small Business focuses on the small to mid-sized business customer by delivering managed telecom solutions and applications.
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared according to United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. As a result, the accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company, included in its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”). In the opinion of management, the unaudited condensed, consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. Operating results for any interim period are not necessarily indicative of the results for any subsequent interim period or for the year ended December 31, 2008.
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Examples of reported amounts containing such estimates and assumptions include property and equipment, carrying value of goodwill and other intangible assets, allowance for uncollectible accounts, estimates of cost of service obtained from third parties, and accruals associated with underutilized leased facilities. Actual results could differ from these estimates.
The Company’s condensed consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All inter-company transactions among consolidated entities have been eliminated.

Reclassification
Certain prior year amounts have been reclassified to conform to current year presentation. During 2007 the Company determined that certain transaction based taxes previously reported on a net basis in the accompanying condensed consolidated statements of operations, should have been reported on a gross basis as a separate component of revenue and cost of service. For the three months ended March 31, 2007 the Company reclassified approximately $1.4 million including these amounts as a component of revenue and cost of service.
Historically, the Company included costs related to network operations, repairs and maintenance, costs necessary to maintain rights-of-way and building access as well as certain other network operations functions as a component of selling, operating and general expenses. For the three months ended March 31, 2007 the Company reclassified $55.2 million of these costs from selling, operating and general expense to cost of service and renamed its selling, operating and general expense category to selling, general and administrative expense. The Company believed that reclassifying these expense categories into cost of service better matches the relationship of the costs with the corresponding revenue and is consistent with current period presentation.
These reclassifications did not have any impact on each period’s respective loss from operations, net loss, net loss allocable to common shareholders or net loss allocable to common shareholders per common share, basic and diluted.
Transaction Based Taxes and Other Surcharges
The Company records certain transaction based taxes and other surcharges on a gross basis. For the three months ended March 31, 2008 and 2007, revenue and expenses included taxes and surcharges of $3.5 million and $2.8 million, respectively.
Error Correction
In the first quarter of 2008, the Company determined that during each year between 2003 and 2006, it had incorrectly recorded certain payments for taxes due to various state and local jurisdictions. In certain cases taxes were overpaid and in other cases taxes were recorded as a reduction in liabilities rather than current expense. The Company concluded the effect of the error was not material to any of the affected years and recorded the correction in operating expenses and current assets and liabilities in March 2008. As a result, the Company’s loss from operations and net loss increased by $4.1 million, or $0.02 per basic and diluted share, for the three months ended March 31, 2008.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Generally, SFAS 157 is effective January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Although the adoption of SFAS 157 did not have an impact on the Company’s financial position or results of operations, the Company is now required to provide additional disclosures as part of its financial statements. See Note 3 for these disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. XOH adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB SFAS No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently has no derivatives; therefore, the adoption of SFAS 161 will not impact its financial statements.
2. COMPREHENSIVE LOSS
Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(42,940)	$(20,633)
Other comprehensive income:
Net unrealized (loss) gain on investments	(1,936)	40

Comprehensive loss	$(44,876)	$(20,593)

3. FAIR VALUE MEASUREMENTS
The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. As of March 31, 2008, the Company held marketable securities that are required to be measured at fair value on a recurring basis. SFAS 157 requires fair value measurement be classified and disclosed in one of the three categories: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows (in thousands):

Quoted Prices in Active
Markets (Level 1)
Available-for-sale securities	$7,860

Total assets measured at fair value	$7,860

There was no impact of FSP FAS 157-2 as the Company had no non-financial assets or liabilities that would have been required to be recorded at fair value as of March 31, 2008.
Historically, the Company held 832,153 shares of McLeodUSA reorganized class A common stock with a carrying value of $4.8 million reported within other non-current assets. On September 16, 2007, PAETEC Holdings Corp signed a definitive agreement to acquire McLeodUSA Incorporated. Under the terms of the agreement, McLeodUSA shareholders were entitled to 1.30 shares of PAETEC common stock for every share of McLeodUSA common stock owned. The acquisition was finalized on February 8, 2008. As of February 8, 2008, the Company was entitled to 1,081,799 shares of PAETEC common stock with a market value of $9.1 million, achieving a gain on the investment of $4.3 million. As of March 31, 2008 the Company’s investment in PAETEC was classified as a marketable security and valued based on the March 31, 2008 closing market price of PAETEC common stock, which was $6.66 per share.
4. LONG-LIVED ASSETS
The Company’s long-lived assets include property and equipment, broadband wireless licenses, and identifiable intangible assets to be held and used.
Property and Equipment
Property and equipment consisted of the following components (in thousands):

	March 31, 2008	December 31, 2007
Telecommunications networks and acquired bandwidth	$1,116,182	$1,056,102
Furniture, fixtures, equipment and other	340,334	340,004

	1,456,516	1,396,106
Less: accumulated depreciation	(803,088)	(757,677)

	653,428	638,429
Construction-in-progress, parts and equipment	76,853	81,967

Property and equipment, net	$730,281	$720,396

Depreciation expense was $45.6 million and $45.4 million for the three months ended March 31, 2008 and 2007, respectively. Assets classified as construction-in-progress, parts and equipment are not being depreciated as they have not yet been placed in service. During the three months ended March 31, 2008 and March 31, 2007, the Company capitalized interest on construction costs of $0.8 million and $1.3 million, respectively.

Broadband Wireless Licenses and Other Intangibles
Intangible assets consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	127,560	127,560
Less accumulated amortization	(127,560)	(127,560)

	—	—
Broadband wireless licenses — indefinite life asset	35,782	35,782
Goodwill — indefinite life asset	16,662	16,662
XO Trade name — indefinite life asset	1,071	1,071

	$53,515	$53,515

The Company’s definite lived intangible assets were fully amortized as of June 30, 2007. Amortization expense for definite lived intangible assets was $5.2 million for the three months ended March 31, 2007.
The Company determined its Broadband wireless licenses to be indefinite lived assets and discontinued their periodic amortization as of October 1, 2006. The carrying value of the Broadband wireless licenses is tested for impairment on at least an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.
5. LONG-TERM DEBT TO RELATED PARTIES
As of March 31, 2008 and December 31, 2007 long-term debt to related parties consisted of the following:

	March 31, 2008	December 31, 2007
Credit facility	$385,751	$377,213
Promissory note	75,455	—

	$461,206	$377,213

Credit Facility
As of March 31, 2008 and December 31, 2007, the Company had outstanding $384.1 million and $373.5 million, respectively, in principal associated with a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009 and $1.7 million and $3.7 million, respectively, of accrued interest that, if not paid, converts to principal. Loans under the Credit Facility bear interest at the greater of the Prime Rate plus 5% or the Federal Funds Effective Rate plus 5.5%. Alternately, the Company may elect to use the Adjusted Eurodollar Rate plus 6%. Once the Company begins to pay accrued interest in cash, the applicable margins are reduced. As of March 31, 2008, the Company did not have any additional borrowing capacity available under the Credit Facility.
Approximately 94% of the underlying loans of the Credit Facility are held by entities controlled by Mr. Carl Icahn, the Chairman of the Company’s board of directors and majority stockholder (the “Chairman”). There are no scheduled current debt service requirements because cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until April 15, 2009, when the Company is scheduled to remit $27.4 million: with the remainder of the outstanding indebtedness (plus accrued interest) under the facility maturing on July 15, 2009. However, in the event that consolidated excess cash flow (as defined in the Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, the Company will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of the sum of consolidated net income (loss) (as defined in the Credit Facility), less: interest expense, taxes, depreciation and amortization and any other related restructuring expenses (“EBITDA”) for four consecutive quarters compared to the consolidated interest expense for four consecutive quarters exceeds 4:1, the Company would be required to pay cash interest, unless waived by the lenders. Management can elect to begin paying interest in cash prior to the required date.

The security for the Credit Facility consists of all assets of the Company including the stock of its direct and indirect subsidiaries and substantially all the assets of those subsidiaries. The Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions.
On March 13, 2008, Arnos Corp (“Arnos”), waived compliance by the Company with respect to the minimum consolidated EBITDA covenant contained in the Company’s Credit Facility for the fiscal quarter ended December 31, 2008.
On March 31, 2008, the Delaware Court of Chancery (the “Chancery Court”) entered a final judgment and order approving the stipulation and agreement of compromise, settlement and release (the “Settlement Agreement”), filed with the Chancery Court on January 14, 2008, which provides for the global settlement of litigation initiated by certain of the Company’s minority stockholders against the Company and certain of its current and former directors. The Settlement Agreement provides, among other things, for (1) the reduction by one hundred fifty (150) basis points of the interest rate on the debt held by affiliates of the Chairman (approximately 94% of the outstanding debt) under the Company’s Credit Facility accruing on or after January 1, 2008 through the due date of July 15, 2009, and (2) the waiver, through the due date of July 15, 2009, of any breach of the financial covenants in Section 6.6 of the Credit Facility, including the EBITDA (as defined in the Credit Facility) and unrestricted cash balance covenants. As a result of this settlement, an Amendment No. 2 and Waiver to the Company’s Credit Facility was executed on May 9, 2008, and is attached as Exhibit 10.3.
Promissory Note
On March 13, 2008, XO LLC entered into a note purchase agreement with Arnos an affiliate of the Chairman, pursuant to which Arnos purchased a senior unsecured promissory note in the aggregate principal amount of $75.0 million (the “Note”). As of March 31, 2008 the Company had outstanding $75.0 million in principal associated with the Note and $0.5 million of accrued interest that, if not paid, converts to principal.
The principal and unpaid interest on the Note is due April 15, 2009. Unless XO LLC elects to pay interest in cash as described below, interest on the unpaid principal amount of the Note will accrue at the rate of 11.5% per annum and was paid in kind on April 15, 2008 and thereafter will be paid quarterly in arrears on July 15, 2008, October 15, 2008, January 15, 2009 and April 15, 2009 by adding the amount of accrued interest to the principal amount outstanding under the Note. If XO LLC elects to pay interest in cash (which election must be approved by a majority of the disinterested independent directors on the Company’s board of directors), interest on the unpaid principal amount of the Note will accrue at the rate of 9.5% per annum and be paid in cash on April 15, 2008 and thereafter quarterly in arrears on July 15, 2008, October 15, 2008, January 15, 2009 and April 15, 2009.

The Note ranks pari passu in right of payment with the debt outstanding under the Credit Facility.
The obligations of XO LLC under the Note are jointly and severally guaranteed by the Company and certain of its subsidiaries, pursuant to a guaranty agreement dated as of March 13, 2008.
The note purchase agreement contains certain representations and warranties, certain affirmative covenants and no negative covenants. The note purchase agreement also contains certain events of default, including:
•	defaults in the payment of any principal on the Note when the same becomes due and payable,

•	defaults in the payment of any interest on the Note for more than ten business days after the same becomes due and payable, and

•	any default by a guarantor under the terms of its guaranty.
If an event of default occurs, the holder of the Note may declare the principal amount of the Note and any accrued and unpaid interest to be immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to XO LLC or certain affiliates of XO LLC, the principal amount of the Note and any accrued and unpaid interest automatically becomes due and payable.
Debt Service Requirements
The Company needs to raise additional capital to fund its planned capital expenditures and scheduled debt obligations. If the Company is unable to identify, structure and consummate financing solutions which would enable it to repay the indebtedness when it becomes due, or otherwise consummate a strategic alternative, the Company may be forced to, among other things, sell assets or securities on an untimely or unfavorable basis, limit, scale back or cease its operations, or otherwise entertain various strategic alternatives. The scheduled debt service requirements of the Credit Facility and the Note will cause a significant deterioration in our working capital and can be expected to have an adverse effect on the Company’s ability to conduct business on an ordinary course basis with its customers and suppliers. A portion of the Credit Facility and all of the promissory note will become a current liability in the second quarter of 2008 and the remainder of the Credit Facility will become a current liability in the third quarter of 2008.
The Company is unable to provide assurance that it will ultimately consummate additional financing transactions or that such financing transactions can be consummated before scheduled debt service payments are required. If the Company is unable to raise additional capital, it will not generate sufficient funds from operations to execute its current long-term, strategic business plan or meet debt service requirements and will be required to delay or reduce the scope of its operating and capital expenditure activities, eliminate certain expenditures or long-term initiatives and/or implement cash preservation measures.
The special committee remains engaged in its efforts to develop financing and other strategic alternatives to recommend to the Company’s board of directors.

6. UNDERUTILIZED OPERATING LEASES
As of March 31, 2008, the Company had accruals recorded for the expected remaining future net cash outflows associated with remaining lease liabilities for a number of underutilized leased facilities. In addition, the accruals include the remaining impact related to the fair value determination of leases which existed at the time of the Company’s emergence from bankruptcy on January 16, 2003. As of March 31, 2008, the remaining liability was $18.1 million, of which $7.6 million represents a non-current liability reported in other long-term liabilities in the Company’s condensed consolidated balance sheet. The current portion is included in other current liabilities on the Company’s condensed consolidated balance sheet. The long-term liability is expected to be paid over the remaining lease terms, which expire periodically through 2019.
The following table illustrates the changes in underutilized operating lease liabilities during the three months ended March 31, 2008 (in thousands):

Balance as of January 1, 2008	$20,422
Usage, net	(3,227)
Accretion	1,079
Estimate revisions	(196)

Balance as of March 31, 2008	$18,078

7. INCOME TAXES
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s financial position or results of operations.
The provision for income taxes for the three months ended March 31, 2008 and 2007 of $0.3 million each, is for current taxes. The Company has a full valuation against its operating loss and net deferred tax assets. The current provision for income taxes consists primarily of the Texas Gross Margin Tax, Michigan Modified Gross Receipts Tax and interest on certain state income tax positions.
Open Tax Years
The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including, among others, California, New Jersey, Texas and Virginia remain open for tax years 2003 through 2007. The Company’s 2003 federal income tax return is under audit by the Internal Revenue Service.
8. EARNINGS (LOSS) PER SHARE
Net loss per common share, basic and diluted, is computed by dividing net loss allocable to common shareholders by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options, warrants, and the 6% class A convertible preferred stock are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statements of operations. As of March 31, 2008, the Company had options outstanding to purchase approximately 9.6 million shares of its common stock, of which 7.6 million were exercisable, and exercisable warrants to purchase up to an additional 23.7 million shares of common stock, which are anti-dilutive. As of March 31, 2007, the Company had options outstanding to purchase approximately 9.7 million shares of its common stock, of which 6.9 million were exercisable, and exercisable warrants to purchase up to an additional 23.7 million shares of common stock, which are anti-dilutive. As of March 31, 2008 and 2007, the Company had outstanding shares of preferred stock which if converted would result in an additional 53.8 million and 50.7 million common shares, respectively, which are anti-dilutive.

9. RELATED PARTY TRANSACTIONS
Various entities controlled by the Chairman hold the following interests in the Company:

	At March 31, 2008(1)	At December 31, 2007(2)
Outstanding Common Stock	Greater than 50%	Greater than 50%
Series A, B and C Warrants	Greater than 40%	Greater than 40%
Credit Facility	Greater than 90%	Greater than 90%
Promissory Note	Greater than 90%	N/A
Preferred Stock	Greater than 50%	Greater than 50%

(1)	As reported in the April 2, 2008 Form 4 for the Chairman, and the March 17, 2008 Amendment No. 10 to Schedule 13D filed by Cardiff Holding, LLC and other parties to such joint filings.

(2)	As reported in the October 2, 2007 Form 4 for the Chairman, and the July 2, 2007 Amendment No. 9 to Schedule 13D filed by Cardiff and other parties to such joint filings.
As a result of his ownership of a majority of the Company’s common stock, the Chairman can elect all of the Company’s directors. Currently, in addition to Mr. Carl Grivner, the Company’s CEO, three employees of entities controlled by the Chairman are members on the Company’s board of directors and certain of its committees. Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including mergers, acquisitions, the sale of substantially all of the Company’s assets and amendments to the Company’s certificate of incorporation and by-laws.
Icahn Sourcing LLC is an entity formed and controlled by the Chairman in order to leverage the potential buying power of a group of entities with which the Chairman either owns or otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors, and the Company is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Company has purchased a variety of goods and services as a member of the buying group at prices and on terms that it believes are more favorable than those which would be achieved on a stand-alone basis.
On March 13, 2008, XO LLC entered into a note purchase agreement with Arnos, an affiliate of the Chairman, pursuant to which Arnos purchased from XO LLC a senior unsecured promissory note in the aggregate principal amount of $75.0 million. See Note 5 to the condensed consolidated financial statements for a description of this promissory note.
On May 9, 2008, the Company entered into Amendment No. 2 and Waiver to the Credit Facility with certain affiliates of the Chairman. See Note 5 to the condensed consolidated financial statements for a description of this Amendment No. 2 and Waiver.
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

XO Communications
XOC provides a comprehensive array of wireline telecommunications using both internet protocol (“IP”) technology and traditional delivery methods. XOC’s services are primarily marketed to business customers, ranging from small and medium sized businesses to Fortune 500 companies, and to telecommunications carriers and wholesale customers. XOC’s service portfolio includes high speed data, dedicated Internet access, private networking, and next generation voice solutions.
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
Nextlink
Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum in the 28-31 GHz range (“LMDS”) and in the 39 GHz range. Currently, Nextlink has entered into agreements to provide services in Texas, California, Florida, Washington, Missouri, Massachusetts, Virginia, Georgia, Arizona and Washington, D.C. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight. Currently, three customers account for 75.0% of Nextlink’s revenue. One of these customers is XOC, an affiliate of Nextlink.
Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization, and redundancy. Nextlink’s products provide critical telecommunications links within customer networks without requiring them to construct their own facilities or purchase capacity from the regional incumbent local exchange carriers (“ILEC“s). Nextlink products also provide carriers and end-user customers with network diversity and redundancy to permit them to deploy telecommunications services that are less vulnerable to natural disasters or other disruptions than traditional, terrestrial telecommunications networks.
The following tables provide summarized financial information of the Company’s two reportable segments for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31, 2008
			Intercompany
	XOC	Nextlink	Elimination	Consolidated
Revenue from external customers	$360,560	$589	$—	$361,149
Inter-segment revenue	82	283	(365)	—

Total revenue	$360,642	$872	$(365)	$361,149

Depreciation and amortization	$45,372	$203	$—	$45,575
Loss from operations	$(35,840)	$(3,257)	$—	$(39,097)
Interest and other income, net				5,249
Interest expense, net				(8,750)

Net loss before income taxes				(42,598)
Income tax expense				(342)

Net loss				$(42,940)

Capital expenditures	$63,366	$1,939	$—	$65,305

	Three Months Ended March 31, 2007
			Intercompany
	XOC	Nextlink	Elimination	Consolidated
Revenue from external customers	$349,884	$52	$—	$349,936
Inter-segment revenue	74	170	(244)	—

Total revenue	$349,958	$222	$(244)	$349,936

Depreciation and amortization	$50,555	$81	$—	$50,636
Loss from operations	$(11,334)	$(2,563)	$—	$(13,897)
Interest and other income, net				2,199
Interest expense, net				(8,635)

Net loss before income taxes				(20,333)
Income tax expense				(300)

Net loss				$(20,633)

Capital expenditures	$40,807	$321	$—	$41,128

Total Assets	XOC	Nextlink	Consolidated
March 31, 2008	$1,100,778	$47,794	$1,148,572
December 31, 2007	$1,042,060	$48,066	$1,090,126
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
Allegiance Telecom Liquidating Trust Litigation
As previously disclosed in its periodic reports filed with the SEC, in August 2004, XOH filed an administrative claim against Allegiance Telecom, Inc. (“Allegiance”) in the United States Bankruptcy Court, Southern District of New York, as part of the Allegiance Chapter 11 proceedings. The Company has demanded that the Allegiance Telecom Liquidating Trust (“ATLT”) pay to the Company approximately $50 million based on various claims arising from the acquisition of Allegiance in 2004. The ATLT filed a counterclaim against XOH claiming damages in the amount of approximately $100 million, later reduced to $27.8 million. The Bankruptcy Court hearing was concluded on May 5, 2005.
On February 2, 2007, the Bankruptcy Court entered a corrected order regarding the claims of the parties pursuant to which, among other things, the Bankruptcy Court referred XOH and the ATLT to an accounting referee to resolve the parties’ dispute regarding the correct computation of the working capital purchase price adjustment. The parties selected the referee from the firm of Alvarez & Marsal Dispute Analysis & Forensic Services, LLC, and have presented documents and briefs for the referee’s consideration. On April 25, 2008, the accounting referee issued an interim report indicating that, contrary to XOH's position and prior findings and rulings made by the bankruptcy court, XOH had access to the requisite books and records of Allegiance as of the Early Funding Date (April 13, 2004) to calculate working capital as of that date. In his interim report the referee requested that the parties submit additional detail and commentary regarding their disputes over the working capital calculation so that the referee could make his own working capital calculation.

In the order, the Bankruptcy Court ruled, among other things, as follows:
(a)	with respect to the ATLT’s reimbursement claim of approximately $20 million, XOH must pay to the ATLT damages in the minimum amount of approximately $8.0 million, subject to an upward adjustment of up to an additional amount of approximately $2 million pending resolution of the dispute regarding the “true-up” of certain disputed liabilities by the referee, together with interest accruing at the New York statutory rate of 9% per annum;

(b)	the Company must pay to the ATLT the amount of approximately $0.5 million, together with interest accruing at the New York statutory rate, which amount represents cash received by the Company after the closing of the Allegiance acquisition, provided there is a corresponding reduction in accounts receivable included in the “Acquired Assets”;

(c)	the Company must immediately pay or deliver to the ATLT certain checks in the approximate aggregate amount of $0.6 million issued by the U.S. Internal Revenue Service on account of tax refunds owed to Allegiance, together with interest accruing at the New York statutory rate;

(d)	with respect to the true-up of certain disputed liabilities, the ATLT shall pay to XOH the approximate amount of $2.8 million, together with interest accruing at the New York statutory rate, which amount may be increased by the referee;

(e)	XOH is fully subrogated to the obligations of approximately $1.7 million of Allegiance liabilities that the Company caused to be honored after the closing; and

(f)	to the extent not satisfied, the ATLT must pay to XOH its tax reimbursement obligations, together with interest accruing at the New York statutory rate.
At the appropriate time, XOH intends to appeal the order or certain rulings reflected in the order decided against the Company.
In October 2007, as a result of a binding arbitration proceeding, the Company was awarded and collected $5.8 million inclusive of interest related to certain payments made by the Company on behalf of the ATLT and Shared Technologies, Inc.
As of March 31, 2008, an estimated amount to settle the ATLT claim was recorded in the Company’s accrued liabilities. However, at the appropriate time, XOH currently intends to appeal the order, or certain rulings reflected in the order decided against the Company.
Litigation Relating to the Wireline Sale
On December 29, 2005, a stockholder, R2 Investments, LDC (“R2”), alleged that it was the beneficial holder of approximately 8% of the Company’s outstanding common stock, and served XOH with a complaint in a lawsuit filed in the Delaware Court of Chancery, R2 Investments v. Carl C. Icahn, et al. (C.A. No. 1862-N). The original complaint named as defendants XOH, its directors and certain affiliates of Mr. Carl Icahn, Chairman of the Company’s board of directors, and the majority stockholder of both XOH and Elk Associates LLC. The original complaint alleged, among other things, that the Chairman and an entity alleged to be controlled by him breached their fiduciary duties of care, good faith and loyalty in connection with the equity purchase agreement, dated as of November 4, 2005 providing for the sale of XOH’s national wireline telecommunications business to Elk and a related stockholder voting agreement. The original complaint alleged that XOH and the director defendants acted in concert and conspired with the Chairman and the entity that he allegedly controls in violation of their fiduciary duties, and that the director defendants violated their fiduciary duties in connection with the equity purchase agreement by failing to obtain the greatest value for all shareholders. The original complaint sought equitable relief including, among other things, an injunction against consummation of the sale and rescission, to the extent implemented, of the equity purchase agreement, the stockholder voting agreement and the sale. On January 5, 2006, the plaintiff moved for a preliminary injunction and expedited discovery.

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
On March 31, 2006, the Company announced that it had reached an agreement with Elk to mutually terminate the equity purchase agreement. On September 29, 2006, the plaintiffs filed under seal a consolidated amended complaint in the Delaware Court of Chancery. The amended complaint reasserts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction and seeks, on behalf of XOH, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under the Company’s Credit Facility and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits.
On October 29, 2007, the parties notified the court that they had reached a settlement in principle in this case. The parties entered into a mutually acceptable formal settlement agreement and filed the agreement with the Court of Chancery on January 14, 2008. On March 31, 2008 the court approved the settlement agreement. Objections to the court’s order were required to be filed within 30 days thereafter. As of March 31, 2008, an amount required to settle the wireline litigation claim was recorded in the Company’s accrued liabilities. On April 30, 2008, the settlement became final. The settlement provides, among other things, for payment of certain legal costs by the Company to the plaintiff and the amendment of certain terms of the Credit facility as further discussed in Note 5. In accordance with the settlement, on May 9, 2008, an Amendment No. 2 and Waiver to the Company’s Credit Facility was executed and is attached as Exhibit 10.3, as further discussed in Note 5.
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

Metro Nashville
The Metropolitan Government of Nashville and Davidson County, Tennessee (“Metro”) filed a complaint against XO Tennessee, Inc. (“XOT”) on March 1, 2002, before the Tennessee State Chancery Court for Davidson County, Tennessee. Metro sought declaratory judgment that, under Metro’s franchise ordinance and the franchise agreement executed by XOT’s predecessor, US Signal, on October 18, 1994, XOT (a) owed franchise fees in the amount of five percent of gross revenues from 1997 to current, and (b) was contractually obligated to allow Metro access and use of four dark fibers on XOT’s network. On February 28, 2003, XOT answered the complaint contending that the franchise fee and “dark fiber” compensation provisions violated Tennessee and federal law. XOT also filed a counterclaim seeking to recover all sums paid to Metro under the invalid ordinance and to recover the value of the free fiber that Metro has been using and continues to use without payment. In an amended complaint, Metro added an alternative basis for relief, namely legal or equitable relief up to its costs allocated to XOT for maintaining, managing, and owning the rights-of-way. Based on a study conducted by Metro (received by the Company in November 2006) and the length of the relevant period of this case, to date, Metro’s costs, as calculated by Metro for the relevant period and allocated by Metro to XOT, would likely exceed $20.0 million. XOT disputes the methodology and results of the study and believes a reasonable estimate of Metro’s relevant costs to be no more than $1.0 million. On August 9, 2007, XOT filed a motion for judgment on the pleadings. On February 25, 2008, the court denied XOT’s motion. On March 26, 2008, XOT filed a request with the court seeking permission to file an interlocutory appeal of the court’s denial. A trial date has not been set. An estimate of potential loss, if any, is unknown at this time.
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
12. SUBSEQUENT EVENTS
Nextlink holds 91 Local Multipoint Distribution Service (“LMDS”) licenses which cover 75 basic trading areas (“BTA”), which are cities or metropolitan areas located throughout the United States. The 91 LMDS licenses are scheduled for renewal by the Federal Communications Commission (“FCC”) in 2008. Nextlink also holds ten 39 GHz licenses which are scheduled for renewal by the FCC in 2010. In order to secure renewal of its LMDS licenses, Nextlink must generally be in compliance with all relevant FCC rules and demonstrate that it is providing substantial service in its licensed areas. On April 15, 2008, the FCC approved Nextlink’s demonstrations of substantial service in 30 LMDS licensed markets.
During 2007, Nextlink petitioned the FCC for extension of its B Band LMDS licenses and its substantial service requirements for 17 of its A Band license markets and its A3 Band license in New York. On April 11, 2008 the FCC granted Nextlink extensions to demonstrate substantial service until June 1, 2012 for all of the 30 B band and 18 A band licenses for which Nextlink sought an extension.
In addition, Nextlink has submitted applications to the FCC to demonstrate substantial service in an additional 4 of its LMDS BTAs and is in the process of completing substantial service applications for the remaining LMDS BTAs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company uses the terms “we,” “us,” and “our,” to describe XOH and its subsidiaries within this Quarterly Report on Form 10-Q. This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. We will discuss and provide our analysis of the following:
•	overview of the business;

•	critical accounting policies and estimates;

•	results of operations;

•	comparison of segment financial results;

•	liquidity and capital resources; and

•	recent developments.
Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “can,” “may,” “could” or other comparable words. Readers are cautioned not to place undue reliance on these forward-looking statements.
Our forward-looking statements are based on currently available operational, financial and competitive information and management’s current expectations, estimates and projections. These forward-looking statements include, among others, statements concerning:
•	expectations regarding revenue, margins, expenses, capital expenditures and financial position in future periods;

•	development and expansion of our fixed wireless communications business; and

•	anticipated liquidity and financial resources.
Except as required by applicable law and regulations, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.
All such forward-looking statements are subject to various risks, uncertainties and changes in circumstances that are difficult to predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results in future periods may differ materially from those expressed or implied in this document. These risks include any failure by us to:
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

For a detailed discussion of risk factors affecting our business and operations, see Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q and our 2007 Annual Report.
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
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, cost of service, allowance for uncollectible accounts, assessment of loss contingencies, property and equipment and intangible assets. For more information on critical accounting policies and estimates, see the “Management’s Discussion and Analysis” included in Part II, Item 7 of our 2007 Annual Report. We have discussed the application of these critical accounting policies and estimates with the audit committee of our board of directors.
During the three months ended March 31, 2008, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.

Results of Operations
The information in the table below should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q. Forward-looking information with respect to our business, on a consolidated basis, is discussed at the end of each financial results analysis. The following table contains certain data from our unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and the comparable period in 2007 (dollars in thousands, except share and per share).

	Three Months Ended March 31,
		% of		% of
		Consolidated		Consolidated
	2008	Revenue	2007	Revenue	Change	% Change
Revenue	$361,149	100.0%	$349,936	100.0%	$11,213	3.2%
Cost and expenses
Cost of service*	228,344	66.2	191,398	54.7	$36,946	19.3%
Selling, general and administrative	126,327	35.0	121,799	34.8	$4,528	3.7
Depreciation and amortization	45,575	12.6	50,636	14.5	$(5,061)	(10.0)%

Total cost and expenses	400,246	110.8	363,833	104.0	$36,413	10.0%

Loss from operations	(39,097)	(10.8)	(13,897)	(4.0)	$25,200	181.3%
Interest and other income, net	5,249	1.5	2,199	0.6	$3,050	138.7%
Interest expense, net	(8,750)	(2.4)	(8,635)	(2.5)	$115	1.3%

Net loss before income taxes	(42,598)	(11.8)	(20,333)	(5.8)	$22,265	109.5%
Income tax expense	(342)	(0.1)	(300)	(0.1)	$42	14.0%

Net loss	(42,940)	(11.9)	(20,633)	(5.9)	$22,307	108.1%
Preferred stock accretion	(3,701)	(1.0)	(3,488)	(1.0)	$213	6.1%

Net loss allocable to common shareholders	$(46,641)	(12.9)%	$(24,121)	(6.9)%	$22,520	93.4%

Net loss allocable to common shareholders, basic and diluted	$(0.26)		$(0.13)

Weighted average shares, basic and diluted	182,075,035		182,001,910

*exclusive of depreciation and amortization
Revenue
Total revenue for the three months ended March 31, 2008 increased $11.2 million, or 3.2%, due to growth in our data and IP services, XOptions Flex product and Carrier Long Distance Termination offerings, partially offset by churn in our small business customer base. We expect 2008 revenue to remain relatively flat or increase slightly compared to 2007 revenue. As we invest for growth, we anticipate adding higher value enterprise customers to our expanding network.

Revenue was earned from providing the following types of services (dollars in thousands):

	Three months ended March 31
		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Core services
Data and IP	$155,081	42.9%	$119,316	34.1%	$35,765	30.0%
Integrated/Voice	83,043	23.0	81,432	23.3	$1,611	2.0%

Total core services	238,124	65.9	200,748	57.4	$37,376	18.6%

Legacy/TDM services	123,025	34.1	149,188	42.6	$(26,163)	(17.5)%

Total revenue	$361,149	100.0%	$349,936	100.0%	$11,213	3.2%

Core Services. For the three months ended March 31, 2008, revenue from our core services increased $37.4 million over the same period of the prior year primarily due to the growth in our core data and internet protocol, or IP, services. Core data and IP services increased 30.0% during the three months ended March 31, 2008 as a result of our network enhancements, new service launches and increased sales of existing services. During 2007, we significantly enhanced our nationwide fiber optic network and related systems architecture with next-generation equipment capable of handling voice and data in an IP environment. This has allowed us to serve more customers at higher speeds driving demand for private line and collocation space. The launch of Ethernet-over-Copper technology coupled with additional high speed routers also contributed to this growth.
Core Integrated/Voice services contain more mature integrated offerings such as XOptions and Integrated Access, as well as traditional carrier long distance wholesale termination. For the three months ended March 31, 2008, revenue from Core Integrated/Voice increased slightly compared to same period in 2007 due to higher volume associated with carrier long distance termination. This growth was partially offset by declines in traditional integrated offerings as customer demand has shifted to IP-enabled solutions such as XOptions Flex.
Legacy/TDM Services. For the three months ended March 31, 2008, revenue from services in our legacy/TDM category decreased 17.5% compared to 2007 because we have shifted our sales and marketing efforts to primarily focus on promoting our core data and IP services. This decline in revenue is expected to continue as a result of the shift in the sales and marketing efforts. However, our legacy/TDM services are an important part of our overall service mix comprising a large portion of our installed customer base. Our legacy/TDM services generated over one-third of our revenue during the three months ended March 31, 2008.
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

	Three Months ended March 31,
		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Telecommunications services	$164,692	45.6%	$136,240	38.9%	$28,452	20.9%
Network operations	47,990	13.3	43,073	12.3	$4,917	11.4%
Pass-through taxes	15,662	4.3	12,085	3.5	$(3,577)	(29.6)%

Total cost of service	$228,344	63.2%	$191,398	54.7%	$36,946	19.3%

For the three months ended March 31, 2008 compared to the same period in 2007, telecommunications services costs increased in both dollars and as a percentage of total revenue.
Telecommunications services increased $28.5 million during the first quarter of 2008, compared to the same quarter in 2007. During the three months ended March 31, 2008, growth in sales of our IP and data service lines and the incremental increase in the volume of wholesale long distance resulted in an increase to telecommunications services costs of $25.5 million compared to the same period in 2007. In addition, during the three months ended March 31, 2007, we revised our estimated cost of service related to the FCC’s Triennial Review Remand Order (“TRRO”) downward approximately $15.2 million. These increases were somewhat offset by $11.1 million of incremental savings achieved through certain network optimization projects completed during the three months ended March 31, 2008. Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include initiatives involving network planning, network efficiency and other similar actions which vary in type, size and duration.
For the three months ended March 31, 2008 compared to the same period in 2007, network operations costs increased by $4.9 million and as a percent of revenue. The most significant contributing factor to this increase was a $4.1 million increase in personnel and contractor related expenses required to support and maintain our enhanced network. Pass-through taxes increased 29.6% during the first quarter of 2008, compared to the same period of last year due to a $4.1 million error correction related to the years 2003 through 2006. We determined certain payments for taxes due to various state and local jurisdictions had been incorrectly recorded and concluded the correction was not material to any of the affected years and corrected the liability during the first quarter of 2008.
Excluding the effects of future net dispute settlements and future changes in our liability estimates, if any, we anticipate our cost of service as a percentage of revenue for the remainder of 2008 will remain relatively consistent with the same periods in 2007.
Selling, General and Administrative
Selling, general and administrative expense (“SG&A”) includes expenses related to payroll, commissions, sales and marketing, information systems, general corporate office functions and collection risks. SG&A increased during the three months ended March 31, 2008 compared to the same period in 2007 primarily due to increased personnel related expenses. During 2007, in support of revenue growth related to our higher margin services, we significantly enhanced our nationwide fiber optic network and related systems architecture with next-generation equipment. Corresponding to these enhancements, we expanded our sales, customer service and other back-office functions necessary to provide our customer base with the highest levels of care and support. As a result, payroll, benefits and other personnel related expenses and sales commission expense for the three months ended March 31, 2008 increased approximately $13.4 million compared to the same period in 2007. The significant growth in personnel related expenses was partially offset by a $2.8 million reduction in our required provision for uncollectible accounts and a $5.7 million reduction in legal expenses. For the three months ended March 31, 2008 our provision for doubtful accounts decreased due to the ongoing effect of several initiatives directed at collecting old, past due customer accounts and reducing the number of past-due active customer accounts.

As a percentage of revenue, SG&A has remained consistent for the three months ended March 31, 2008 and 2007 at approximately 35%. We anticipate SG&A as a percentage of revenue will not significantly change for the remainder of 2008.
Depreciation and Amortization
Amortization expense declined $5.1 million for the three months ended March 31, 2008, compared to the same period in 2007 because our definite lived intangible assets became fully amortized in the second quarter of 2007. Depreciation expense remained flat for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Interest and Other Income, Net
The $3.0 million increase in interest and other income, net for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to a $4.3 million realized gain on McLeodUSA common stock, as result of a stock conversion from the acquisition of McLeod by PAETEC. This gain was partially offset by a $1.4 million decrease in interest income and an impairment loss of $0.2 million on another marketable security during the first quarter of 2008. The decrease in interest income was related to the decrease in our cash and cash equivalents and a decline in interest rates between respective periods.
Comparison of Segment Financial Results
Overview
We operate our business in two reportable segments: wireline services through XOC and wireless services through Nextlink. XOC and Nextlink offer telecommunications services delivered using different technologies to different target customers. We do not allocate interest and other income, net, interest expense, accretion of our preferred stock or income tax expense to our two reportable segments. Additional information about our reportable segments, including financial information, is included in Note 10 of our unaudited condensed consolidated financial statements in this Quarterly Report.
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
XOC is organized into three business units: XO Business Services, XO Carrier Services and XO Hosting and Small Business. XO Business Services is focused on business, large enterprise and government customers, XO Carrier Services targets wholesale telecommunications provider customers and XO Hosting and Small Business focuses on the small to mid-sized business customer by delivering managed telecom solutions and applications.

The following tables summarize XOC’s results of operations for the three months ended March 31, 2008 compared to the same period in 2007 (dollars in thousands):

	Three Months ended March 31,
		% of		% of
		XOC		XOC	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Revenue from external customers	$360,560	99.98	$349,884	99.98	$10,676	3.1%
Inter-segment revenue	82	0.02	74	0.02	$8	10.8%

Total revenue	360,642	100.0%	$349,958	100.0%	$10,684	3.1%
Cost and expenses
Cost of service*	227,038	63.0	191,125	54.6	$35,913	18.8%
Selling, general and administrative	124,072	34.4	119,612	34.2	$4,460	3.7%
Depreciation and amortization	45,372	12.6	50,555	14.4	$(5,183)	(10.3)%

Total cost and expenses	396,482	109.9	361,292	103.2	$35,190	9.7%

Segment loss	$(35,840)	(9.9)%	$(11,334)	(3.2)%	$(24,506)	216.2%

Capital expenditures	$63,366	17.6%	$40,807	11.7%	$22,559	55.3%

*	exclusive of depreciation and amortization
Because XOC earned substantially all of our revenue and incurred the majority of our costs and expenses for the three months ended March 31, 2008 and 2007, the discussion of our consolidated operations under the heading “Results of Operations” above may be used to explain the comparison of financial results for our XOC segment.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2008 increased $22.6 million, or 55.3%, due to XOC’s investment in strategic, growth-related capital projects in support of business growth. We plan to continue to make investments in our technology infrastructure, operations and other areas of our business. Our capital expenditures for the three month period ending March 31, 2008 was $63.4 million. We expect that our capital expenditures for the remainder of the year will be approximately $118 to $150 million, which includes additional capital expenditures included in $22.0 million of newly approved expenditures. Our board of directors approved these new expenditures in April 2008 to lay the foundation for a long-term strategic plan, which seeks to improve operational efficiency, accelerate revenue growth and significantly shift our revenue mix requiring further capital expenditures. Without these expenditures, the Company believes it would be difficult to continue to compete against the ever increasing pressures from the Regional Bell Operating Companies.
Nextlink
Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 major markets in the United States. For a complete list of the wireless spectrum held by Nextlink and the markets covered, refer to the section entitled “Wireless Business Services” in Item 1, Business of our 2007 Annual Report. Currently Nextlink has entered into agreements to provide services in several states including California, Florida, Illinois, Massachusetts, Texas and Virginia, and expects to launch services in additional markets over the next two years. During 2008 Nextlink is focusing its marketing efforts in a few carefully selected markets to improve returns on investments. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to 13 miles. For the three months ended March 31, 2008, Nextlink’s top three customers accounted for 75.0% of Nextlink’s revenue. One of these customers was XOC, an affiliate.

As previously disclosed in the 2007 Annual Report, Nextlink holds 91 LMDS licenses in 75 BTAs which are up for renewal in 2008. In order to secure renewal of its LMDS and 39 GHz licenses, Nextlink must generally be in compliance with all relevant FCC rules and demonstrate that it is providing substantial service in its licensed areas. On April 15, 2008, the FCC approved Nextlink’s demonstrations of substantial service in 30 additional LMDS licensed markets for Nextlink.
During 2007, Nextlink petitioned the FCC for extension of its B Band LMDS licenses and its substantial service requirements for 17 of its A Band license markets and its A3 Band license in New York. On April 11, 2008 the FCC granted Nextlink extensions to demonstrate substantial service until June 1, 2012 for all of the 30 B band and 18 A band licenses for which Nextlink sought an extension.
The following table contains certain financial data related to our Nextlink segment for the three months ended March 31, 2008, compared to the same period from the prior year (dollars in thousands):

	Three Months ended March 31
		% of		% of
		Nextlink		Nextlink	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Revenue from external customers	$589	67.5%	$52	23.4%	$537	1,032.7%
Inter-segment revenue	283	32.5	170	76.6	$113	66.5%

Total revenue	872	100.0	222	100.0	$650	292.8%
Cost and expenses
Cost of service*	1,671	191.6	517	232.9	$1,154	223.2%
Selling, general and administrative	2,255	258.6	2,187	985.1	$68	3.1%
Depreciation and amortization	203	23.3	81	36.5	$122	150.6%

Total cost and expenses	4,129	473.5	2,785	1,254.5	$1,344	48.3%

Segment loss	$(3,257)	(373.5)%	$(2,563)	(1,154.5)%	$694	27.1%

Capital expenditures	$1,939	222.4%	$321	144.6%	$1,618	504.0%

*	exclusive of depreciation and amortization
Revenue
Total revenue for the three months ended March 31, 2008 increased compared to the same period in 2007. During 2007, Nextlink expanded its wireless service and sales activity into 49 BTAs, signed 13 resellers and increased the number of active customers. Revenue was earned from delivering wireless backhaul, access, and network redundancy and diversity services across several markets including Boston, Chicago, Dallas, Houston, Tampa, Los Angeles, and Washington, D.C. We expect revenue to continue to increase during 2008 as Nextlink continues to sell services into existing markets. The FCC has approved the majority of our substantial service and license extension filings.
Cost of Service (exclusive of depreciation and amortization)
Nextlink’s cost of service for the three months ended March 31, 2008 increased compared to the same period in 2007 primarily because of increased rent expense on real estate leases for points of presence and increased personnel costs to operate and support the growing network. It is anticipated that cost of service initially will exceed revenue from customers since rent expenses are incurred before any revenue is generated from the sites being leased.

Depreciation and Amortization
Depreciation and amortization expense increased during the three months ended March 31, 2008, compared to the same period in 2007 primarily due to the expansion of its wireless network in markets where it holds LMDS licenses.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2008 increased 504.0% over the prior year to $1.9 million as Nextlink continued to build points of presence in BTAs where it holds LMDS spectrum licenses. This activity primarily related to Nextlink’s on-going efforts to meet the requirements for FCC license renewal in each BTA where a license is held.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the costs of operations, to acquire capital assets including capital expenditures needed to grow our fixed wireless business, and to service our upcoming debt requirements.
Cash Flow
As of March 31, 2008, our balance of cash and cash equivalents was $126.1 million, an increase of $18.0 million from December 31, 2007. We continued to focus on enhancing our next generation IP-based network to grow revenue. Cash outflow for strategic, growth-related investments during 2008 exceeded cash inflow from operations during the same period. As part of plans to grow our business, during the first quarter of 2008 we substantially increased the investments in our (1) long-haul fiber optic network; (2) customer driven collocation sites, (3) Ethernet and IP-based services and (4) wireless network. We expect our growth-related investment in network and services will continue to outpace our cash inflows from operations during 2008.
The following table summarizes the components of our cash flows for the three months ended March 31 (in thousands):

	2008	2007
Cash provided by operating activities	$9,846	$13,954
Cash used in investing activities	$(65,305)	$(41,128)
Cash provided by (used in) financing activities	$73,458	$(544)
Operating cash flows are affected by our reported net loss adjusted for certain non-cash activity, such as provisions for doubtful accounts, stock-based compensation, depreciation, amortization and interest. Cash provided by operating activities decreased $4.1 million for the three months ended March 31, 2008 compared to the same period in 2007 principally due to a $22.3 million larger net loss, offset by improved working capital primarily due to timing of payments and receipts.
For the three months ended March 31, 2008, cash used in investing activities increased due to a $24.2 million increase in capital expenditures compared to the same period in 2007. The number and size of strategic, growth-related capital projects we incurred during the first three months of 2008 increased substantially compared to the same period in 2007. This increase was in support of business growth.
For the three months ended March 31, 2008, cash provided by financing activities increased predominantly due to proceeds from a $75.0 million promissory note with a related party in March 2008. As permitted under the terms of our Credit Facility, no payments of principal were made during the three months ended March 31, 2008 or 2007.

Debt and Borrowing Capacity
As of March 31, 2008 and December 31, 2007 long-term debt to related parties consisted of the following:

	March 31, 2008	December 31, 2007
Credit facility	$385,751	$377,213
Promissory note	75,455	—

	$461,206	$377,213

Credit Facility
As of March 31, 2008 and December 31, 2007 we had outstanding $384.1 million and $373.5 million, respectively, in principal associated with our Credit Facility which matures on July 15, 2009 and $1.7 million and $3.7 million, respectively, of accrued interest that, if not paid, converts to principal. Loans under the Credit Facility bear interest at the greater of the Prime Rate plus 5% or the Federal Funds Effective Rate plus 5.5%. Alternately, we may elect to use the Adjusted Eurodollar Rate plus 6%. Once we begin to pay accrued interest in cash, the applicable margins are reduced. As of March 31, 2008, we did not have any additional borrowing capacity available under our Credit Facility.
Approximately 94% of the underlying loans of our Credit Facility are held by entities controlled by the Chairman. There are no scheduled current debt service requirements because cash interest payments as well as automatic and permanent quarterly reductions on the principal amount outstanding do not commence until April 15, 2009, when the Company is scheduled to remit $27.4 million: with the remainder of the outstanding indebtedness (plus accrued interest) under the facility maturing on July 15, 2009. However, in the event that consolidated excess cash flow (as defined in our Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25.0 million, at the request of the lenders, we will pay an amount equal to 50% of such excess cash flow greater than $25.0 million toward the reduction of outstanding indebtedness. Additionally, if the ratio of the sum of consolidated net income (loss) (as defined in our Credit Facility), less: interest expense, taxes, depreciation and amortization and any other related restructuring expenses (“EBITDA”) for four consecutive quarters compared to the consolidated interest expense for four consecutive quarters exceeds 4:1, we would be required to pay cash interest, unless waived by the lenders.
The security for our Credit Facility consists of all of our assets including the stock of our direct and indirect subsidiaries and substantially all the assets of those subsidiaries. Our Credit Facility limits additional indebtedness, liens, dividend payments and certain investments and transactions.
On March 31, 2008, the Chancery Court entered a final judgment approving the Settlement Agreement, filed with the Chancery Court on January 14, 2008, which provides for the global settlement of litigation initiated by certain of our minority stockholders against us and certain of our current and former directors. The Settlement Agreement provides, among other things, for (1) the reduction by one hundred fifty (150) basis points of the interest on the debt held by affiliates of the Chairman (approximately 94% of the outstanding debt) under the Credit Facility accruing on or after January 1, 2008 through the due date of July 15, 2009, and (2) the waiver, through the due date of July 15, 2009, of any breach of the financial covenants in Section 6.6 of our Credit Facility, including the EBITDA (as defined in our Credit Facility) and unrestricted cash balance covenants. (For additional information, please see current report on Form 8-K filed on April 4, 2008.) As a result of this settlement, an Amendment No. 2 and Waiver to our Credit Facility was executed on May 9, 2008, and is attached as Exhibit 10.3.

Arnos Promissory Note
On March 13, 2008, XO LLC entered into a note purchase agreement with Arnos Corp., an affiliate of our Chairman and majority stockholder, pursuant to which Arnos purchased a senior unsecured promissory note in the aggregate principal amount of $75.0 million. Following the sale of this note, we offered to certain of our large minority stockholders that are accredited investors an opportunity to purchase up to an additional $70.0 million of notes. The stockholders have declined to purchase any of these additional notes. As of March 31, 2008 the Company had outstanding $75.0 million in principal associated with the Arnos note and $0.5 million of accrued interest that, if not paid, converts to principal.
The principal and unpaid interest on the Arnos note is due April 15, 2009. Unless XO LLC elects to pay interest in cash as described below, interest on the unpaid principal amount of the note will accrue at the rate of 11.5% per annum and will be paid in kind on April 15, 2008 and thereafter quarterly in arrears on July 15, 2008, October 15, 2008, January 15, 2009 and April 15, 2009 by adding the amount of accrued interest to the principal amount outstanding under the note. If XO LLC elects to pay interest in cash (which election must be approved by a majority of the disinterested independent directors on our board of directors), interest on the unpaid principal amount of the note will accrue at the rate of 9.5% per annum and be paid in cash on April 15, 2008 and thereafter quarterly in arrears on July 15, 2008, October 15, 2008, January 15, 2009 and April 15, 2009.
The Arnos note ranks pari passu in right of payment with the debt outstanding under our Credit Facility.
The note purchase agreement contains certain representations and warranties, certain affirmative covenants and no negative covenants. The note purchase agreement also contains certain events of default, including:
•	defaults in the payment of any principal on the note when the same becomes due and payable,

•	defaults in the payment of any interest on the note for more than ten business days after the same becomes due and payable, and

•	any default by a guarantor under the terms of its guaranty.
If an event of default occurs, the holder of the note may declare the principal amount of the note and any accrued and unpaid interest to be immediately due and payable. In the case of certain events of bankruptcy or insolvency relating to XO LLC or certain affiliates of XO LLC, the principal amount of the note and any accrued unpaid interest automatically becomes due and payable.
The obligations of XO LLC under the note are jointly and severally guaranteed by us and certain of our subsidiaries pursuant to a guaranty agreement dated as of March 13, 2008. The guaranty agreement is filed as an exhibit to our Current Report on Form 8-K filed on March 17, 2008.

Near Term Liquidity Outlook
On September 28, 2007, our board of directors established a special committee of three independent directors and authorized the special committee to review and negotiate the terms and conditions of any proposals received by us with respect to strategic and other plans for financing, refinancing and growth (including, but not limited to, a transaction or series of transactions with affiliates of our Chairman) and any related proposals. In October 2007, the special committee retained Cowen & Company, LLC as its financial advisor to assist it in reviewing financing alternatives. During the fourth quarter of 2007 and the first quarter of 2008, we solicited refinancing proposals from a number of major investment and commercial banks in order to raise additional capital to fund our long-term working capital requirements and capital expenditure plan and to address current liquidity concerns. In connection with our financing efforts, we engaged Morgan Stanley & Co., Inc. in February 2008 to provide us with financial advisory services in connection with these matters.
To address our short-term liquidity needs, the special committee of our board of directors as well as our management team reviewed a number of asset-based lending proposals from major investment and commercial banks during the fourth quarter of 2007 and the first quarter of 2008. We ultimately determined that none of these third-party asset-based lending proposals was capable of being completed by the end of the first quarter of 2008 in the amount that we were seeking. As a result of this determination, the special committee negotiated a short-term loan with Arnos. On March 13, 2008, we issued the note to Arnos in the aggregate principal amount of $75.0 million.
After the closing of the Arnos promissory note purchase, our special committee arranged a meeting with our Chairman on April 17, 2008 to discuss possible amendments to the existing credit facility. At this meeting our special committee was advised that the affiliates of our Chairman, which hold approximately 94% of the debt outstanding under our Credit Facility, were unwilling at that time to extend the maturity date of our Credit Facility. The special committee intends to continue this discussion with our Chairman on such an extension or other modifications to the Credit Facility. No assurance can be given that the Credit Facility will be extended or modified and, even if it is extended or modified, the timing thereof.
Our credit facility provides for a mandatory pre-payment of $27.4 million on April 15, 2009 with the remainder of the outstanding indebtedness (plus accrued interest) under the facility maturing on July 15, 2009. A portion of the Credit Facility and all of the promissory note will become a current liability in the second quarter of 2008 and the remainder of the Credit Facility will become a current liability in the third quarter of 2008. The Arnos note matures on April 15, 2009. These scheduled debt service requirements would cause a significant deterioration to our working capital and, along with the reclassification of our indebtedness, may have an adverse effect on our ability to conduct business on an ordinary course basis with our customers and suppliers.
We also plan to continue to make investments in our technology infrastructure, operations and other areas of our business. As noted above, our capital expenditures for the three month period ending March 31, 2008 was $65.3 million. We expect that our capital expenditures for the remainder of the year will be approximately $118 to $150 million, which includes the additional capital expenditures included in $22 million of new expenditures. Our board of directors approved these new expenditures in April 2008 to lay the foundation for a long-term strategic plan, which seeks to improve operational efficiency, accelerate revenue growth, and significantly shift our revenue mix, requiring further capital expenditures. Without these expenditures, the Company believes it would be difficult to continue to compete against the ever increasing pressures from the Regional Bell Operating Companies.

On April 21, 2008, our board of directors recharged the special committee with broad authority to pursue, examine and evaluate equity or debt financing transactions and other available alternative strategic alternatives (including, but not limited to, any transaction or series of transactions with affiliates of our Chairman).
We are unable to provide assurance that we will ultimately consummate additional financing transactions or a strategic alternative transaction. If we are unable to raise additional capital in a timely manner, we will not be able to execute our current long-term, strategic business plan or meet debt service requirements. We may also be required to delay or reduce the scope of our operating and capital expenditure activities, eliminate certain expenditures on long-term initiatives and/or implement cash preservation measures. If we are unable to identify, structure or consummate financing solutions which would enable us to repay our indebtedness when it becomes due, or otherwise consummate a strategic alternative, we may be forced to, among other things, sell assets or securities on an untimely or unfavorable basis, limit, scale back or cease our operations. Moreover, there will be a significant deterioration of our working capital as we approach the scheduled maturity dates under the Credit Facility and the Arnos promissory note, which may have an adverse effect on our ability to conduct business on an ordinary course basis with our customers and suppliers.
We do not intend, and undertake no duty, to update this information relating to our financing or strategic alternatives to reflect future events or circumstances.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Generally, SFAS 157 is effective January 1, 2008. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Although the adoption of SFAS 157 did not have an impact on our financial position or results of operations, we are now required to provide additional disclosures as part of our financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. We adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have an impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB SFAS No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We currently have no derivatives; therefore, the adoption of SFAS 161 will not impact our financial statements.

Regulatory
For additional information regarding the regulatory matters affecting our business, see the “Regulatory Overview” subsection in the Managements Discussion and Analysis included in Part II, Item 7 of our 2007 Annual Report. Other than as discussed below, during the three months ended March 31, 2008, there was no new material activity related to regulatory matters.
FCC Regulation of Wireless Services. For discussion of FCC approval of Nextlink’s demonstrations of substantial service in licensed areas and LMDS license extensions granted see “Comparison of Segment Financial Results — Nextlink” section above in Part I, Item 2, Managements Discussion and Analysis of Financial Condition and Results of Operations.
Additional State and Local Regulation. Pursuant to the note purchase agreement with Arnos, XO Communications, LLC’s obligations under the Arnos note are guaranteed by us and certain of our subsidiaries. Some states require companies that are authorized to provide telecommunications services in the state and that seek to guarantee debt to obtain approval by the state public utilities commission (“PUC”) or to notify or register with the PUC. The note purchase agreement contemplates that XO Communications Services, Inc. (“XOCS”), a subsidiary of XOH, will become a guarantor following the receipt of required PUC approvals. Following execution of the note purchase agreement, XOCS filed applications for approval by PUCs in the following states: Arizona, Delaware, Georgia, Hawaii, Indiana, New Jersey, New York, Tennessee and West Virginia. Applications in all of these states are currently pending, with the exception of the Delaware application which has been approved. XOCS filed notifications or registrations in the following jurisdictions: District of Columbia, Kansas, Maine, Nebraska, New Hampshire, New Mexico, North Carolina, Pennsylvania, Rhode Island, South Dakota and Vermont. No further action is required in these notification states.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
For the information required by this item, see Part II, Item 7A of our 2007 Annual Report. There have been no material changes for the three months ended March 31, 2008 in our market risk from those disclosed in our 2007 Annual Report.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required financial disclosures.

We carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Controls
During the three months ended March 31, 2008, we outsourced the processing of certain billing functions to third-party vendors. These actions resulted in changes that have materially affected our internal control over financial reporting.
Except as noted above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Allegiance Telecom Liquidating Trust Litigation
As previously disclosed in its periodic reports filed with the SEC, in August 2004, XOH filed an administrative claim against Allegiance Telecom, Inc. (“Allegiance”) in the United States Bankruptcy Court, Southern District of New York, as part of the Allegiance Chapter 11 proceedings. XOH has demanded that the Allegiance Telecom Liquidating Trust (“ATLT”) pay to the Company approximately $50 million based on various claims arising from our acquisition of Allegiance in 2004. The ATLT filed a counterclaim against XOH claiming damages in the amount of approximately $100 million, later reduced to $27.8 million. The Bankruptcy Court hearing was concluded on May 5, 2005.
On February 2, 2007, the Bankruptcy Court entered a corrected order regarding the claims of the parties pursuant to which, among other things, the Bankruptcy Court referred XOH and the ATLT to an accounting referee to resolve the parties’ dispute regarding the correct computation of the working capital purchase price adjustment. The parties selected the referee from the firm of Alvarez & Marsal Dispute Analysis & Forensic Services, LLC, and have presented documents and briefs for the referee’s consideration. On April 25, 2008, the accounting referee issued an interim report indicating that, contrary to XOH's position and prior findings and rulings made by the bankruptcy court, XOH had access to the requisite books and records of Allegiance as of the Early Funding Date (April 13, 2004) to calculate working capital as of that date. In his interim report the referee requested that the parties submit additional detail and commentary regarding their disputes over the working capital calculation so that the referee could make his own working capital calculation.
In the order, the Bankruptcy Court ruled, among other things, as follows:
(a)	with respect to the ATLT’s reimbursement claim of approximately $20 million, XOH must pay to the ATLT damages in the minimum amount of approximately $8.0 million, subject to an upward adjustment of up to an additional amount of approximately $2 million pending resolution of the dispute regarding the “true-up” of certain disputed liabilities by the referee, together with interest accruing at the New York statutory rate of 9% per annum;

(b)	the Company must pay to the ATLT the amount of approximately $0.5 million, together with interest accruing at the New York statutory rate, which amount represents cash received by the Company after the closing of the Allegiance acquisition, provided there is a corresponding reduction in accounts receivable included in the “Acquired Assets”;

(c)	the Company must immediately pay or deliver to the ATLT certain checks in the approximate aggregate amount of $0.6 million issued by the U.S. Internal Revenue Service on account of tax refunds owed to Allegiance, together with interest accruing at the New York statutory rate;

(d)	with respect to the true-up of certain disputed liabilities, the ATLT shall pay to XOH the approximate amount of $2.8 million, together with interest accruing at the New York statutory rate, which amount may be increased by the referee;

(e)	XOH is fully subrogated to the obligations of approximately $1.7 million of Allegiance liabilities that the Company caused to be honored after the closing; and

(f)	to the extent not satisfied, the ATLT must pay to XOH its tax reimbursement obligations, together with interest accruing at the New York statutory rate.
At the appropriate time, XOH intends to appeal the order or certain rulings reflected in the order decided against the Company.
In October 2007, as a result of a binding arbitration proceeding, the Company was awarded and collected $5.8 million inclusive of interest related to certain payments made by the Company on behalf of the ATLT and Shared Technologies, Inc.
Litigation Relating to the Wireline Sale
On December 29, 2005, a stockholder, R2 Investments, LDC (“R2”), alleged that it was the beneficial holder of approximately 8% of the Company’s outstanding common stock, and served XOH with a complaint in a lawsuit filed in the Delaware Court of Chancery, R2 Investments v. Carl C. Icahn, et al. (C.A. No. 1862-N). The original complaint named as defendants XOH, its directors and certain affiliates of Mr. Carl Icahn, Chairman of the Company’s board of directors and, majority stockholder of both XOH and Elk Associates LLC. The original complaint alleged, among other things, that the Chairman and an entity alleged to be controlled by him breached their fiduciary duties of care, good faith and loyalty in connection with the equity purchase agreement, dated as of November 4, 2005 providing for the sale of the Company’s national wireline telecommunications business to Elk and a related stockholder voting agreement. The original complaint alleged that XOH and the director defendants acted in concert and conspired with the Chairman and the entity that he allegedly controls in violation of their fiduciary duties, and that the director defendants violated their fiduciary duties in connection with the equity purchase agreement by failing to obtain the greatest value for all shareholders. The original complaint sought equitable relief including, among other things, an injunction against consummation of the sale and rescission, to the extent implemented, of the equity purchase agreement, the stockholder voting agreement and the sale. On January 5, 2006, the plaintiff moved for a preliminary injunction and expedited discovery.
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
On March 31, 2006, XOH announced that it had reached an agreement with Elk to mutually terminate the equity purchase agreement. On September 29, 2006, the plaintiffs filed under seal a consolidated amended complaint in the Delaware Court of Chancery. The amended complaint reasserts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction and seeks, on behalf of XOH, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under our senior secured credit agreement and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits.

On October 29, 2007, the parties notified the court that they had reached a settlement in principle in this case. The parties entered into a mutually acceptable formal settlement agreement and filed the agreement with the Court of Chancery on January 14, 2008. On March 31, 2008 the court approved the settlement agreement. Objections to the court’s order were required to be filed within 30 days thereafter. As of March 31, 2008, an amount required to settle the wireline litigation claim was recorded in the Company’s accrued liabilities. On April 30, 2008, the settlement became final. The settlement provides, among other things, for payment of certain legal costs by the Company to the plaintiff and the amendment of certain terms of the Credit facility. In accordance with the settlement, on May 9, 2008 an Amendment No. 2 and Waiver to our Credit Facility was executed and is attached as Exhibit 10.3, as further discussed in Note 5 to the financial statements.
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
Item 1A. Risk Factors
For additional information regarding the risk factors affecting our business and operations, see Part I, Item 1A Risk Factors in our 2007 Annual Report. The risk factors included in the 2007 Annual Report, as they have been updated in this Quarterly Report, continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report.
Risks Related to Liquidity, Financial Resources, and Capitalization
If we are unable to identify, structure and consummate financing solutions or an alternative strategic transaction which would enable us to fund our business plan and refinance or repay our indebtedness when it becomes due, we may be forced to, among other things, limit, scale back or cease our operations.
We need to raise additional capital to fund our planned capital expenditures and scheduled debt obligations. If we are unable to identify, structure or consummate financing solutions which would enable us to repay our indebtedness when it becomes due, or otherwise consummate a strategic alternative, we may be forced to, among other things, sell assets or securities on an untimely or unfavorable basis, limit, scale back or cease our operations. This, along with the reclassification of our indebtedness to current liabilities, may have an adverse effect on our ability to conduct business on an ordinary course basis with our customers and suppliers. Our board of directors has established a special committee to examine and evaluate financing and other strategic alternatives (including, but not limited to, a transaction or series of transactions with affiliates of our Chairman).

As of March 31, 2008, we had outstanding under our credit facility $384.1 million in principal and $1.7 million of accrued interest. Our credit facility provides for a mandatory pre-payment of $27.4 million on April 15, 2009 with the remainder of the outstanding indebtedness (plus accrued interest) under the facility maturing on July 15, 2009. Our promissory note with Arnos in the amount of $75.0 million (plus accrued interest) also matures on April 15, 2009. A portion of the Credit Facility and all of the promissory note will become a current liability in the second quarter of 2008 and the remainder of the Credit Facility will become a current liability in the third quarter of 2008. We are also planning to make additional investments in our technology infrastructure, operations and other areas of our business in an effort to accelerate revenue growth, and significantly shift our revenue mix. These efforts will require significant amounts of funding. Without these expenditures, the Company believes it would be difficult to continue to compete against the ever increasing pressures from the Regional Bell Operating Companies. On April 17, 2008, our special committee was advised that the affiliates of our Chairman, who hold approximately 94% of the debt outstanding under our credit facility, were unwilling to extend the maturity date of our credit facility at that time. The special committee intends to continue its discussions with our Chairman on such an extension or other modifications to the credit facility. No assurance can be given that the Credit Facility will be extended or modified and, even if it is extended or modified, the timing thereof.
Raising capital and refinancing our current debt on acceptable terms has been, and may continue to be, difficult especially in the current credit environment, and we may not receive sufficient funding. Any future financing that we may seek, if it is available, may not be available in amounts we require, at times when needed or on terms acceptable to us or under any circumstances. If we raise additional funds by selling equity or equity-based securities, the ownership interests of our existing stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.
If we are unable to raise additional capital, refinance our debt obligations or consummate an alternative strategic transaction, we will not be able to execute our business plan or meet debt service requirements and we will be required to delay or reduce the scope of our operating and capital expenditure activities, eliminate certain expenditures on long-term initiatives, implement cash preservation measures and/or limit, scale back or cease operations. Moreover, there will be a significant deterioration of our working capital as we approach the scheduled maturity dates under the credit facility and the Arnos promissory note, which may have an adverse effect on our ability to conduct business on an ordinary course basis with our customers and suppliers.
Risks Related To Long Term Debt Covenant
In our 2007 Annual Report one of the risk factors we identified was: The financial covenants in our Credit Facility restrict our financial and operational flexibility, which could have an adverse effect on our results of operations. If we do not receive waivers from our lenders, we expect to be in non-compliance with the financial covenants in our credit facility, which would likely have an adverse effect on our business. In the first quarter of 2008, this risk factor was affected when the Settlement Agreement was approved by the Chancery Court on March 31, 2008. The Settlement Agreement provides for the global settlement of litigation initiated by certain of the Company’s minority stockholders against the Company and certain of its current and former directors. The Settlement Agreement provides, among other things, for (1) the reduction by one hundred fifty (150) basis points of the interest on the debt, accruing on or after January 1, 2008 through the due date of July 15, 2009, and (2) the waiver, through the due date of July 15, 2009, of any breach of the financial covenants in Section 6.6 of our Credit Facility, including the EBITDA (as defined in our Credit Facility) and unrestricted cash balance covenants. Waiver of the EBITDA and minimum unrestricted cash balance covenants in our Credit Facility relieved us from immediate concerns relating to the reclassification of our long-term debt to short term debt.

Risks Related to our Wireless Operations
Our spectrum licenses may not be renewed upon expiration, which could harm our business.
Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. The renewal dates for our LMDS licenses are generally in 2008. The renewal dates for Nextlink’s 39 GHz licenses are in 2010. To qualify for renewal of a license, we must demonstrate that Nextlink has provided “substantial service”. Management expects our FCC licenses will be reviewed for substantial service on a license-by-license basis. Nextlink submitted filings to the FCC demonstrating that it has met the substantial service requirements for 34 of its LMDS licenses by building wireless networks and offering substantial service and coverage in these licensed spectrum areas. On April 15, 2008, the FCC approved Nextlink’s demonstrations of substantial service in 30 LMDS licensed markets. Over the next several months, Nextlink will also submit filings with the FCC demonstrating substantial service requirements for its remaining LMDS licenses in those few remaining markets which were not subject to petition for extension. While management expects that we will be able to demonstrate that Nextlink is providing substantial service for the remaining A Band LMDS licenses and all of its B Band LMDS licenses, there is no assurance that Nextlink will receive FCC approval of its substantial service demonstration. As the remaining licenses come up for renewal during 2008, Nextlink will file formal renewal requests with the FCC for licenses with approved demonstrations of substantial service. Failure to renew its licenses could have a significant adverse effect on Nextlink’s operations and financial results.
An LMDS coalition filed for an extension of named member companies’ substantial service requirements on June 14, 2007. Notwithstanding the above and in order to utilize its resources in the most efficient manner possible, Nextlink joined this coalition and, on October 10, 2007, petitioned the FCC for extension of its B Band LMDS licenses. Subsequently, Nextlink petitioned the FCC for extension of its substantial service requirements for its A3 Band license in New York and Nextlink joined the petition for 17 of its A Band licenses. On April 11, 2008 the FCC granted Nextlink extensions to demonstrate substantial service until June 1, 2012 for all of the 30 B band and 18 A band licenses for which Nextlink sought an extension. Failure to demonstrate substantial service in any licensed market where the FCC has not already approved a substantial service showing could have a significant adverse effect on Nextlink’s operations and financial results.
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

Date: May 12, 2008	XO HOLDINGS, INC.
	By:	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (incorporated herein by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
3.3	Bylaws of XO Holdings, Inc. (incorporated herein by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
10.1	Promissory note, dated as of March 13, 2008, executed by XO Communications, LLC in favor of Arnos Corp. (filed herewith)
10.2	Stipulation and Agreement of Compromise, Settlement and Release, approved by the Delaware Court of Chancery on March 31, 2008, among XO Holdings, Inc. and certain minority stockholders (filed herewith)
10.3	Amendment No. 2 and Waiver to Amended and Restated Credit and Guaranty Agreement dated May 9, 2008 between XO Communications, LLC, its subsidiaries and Arnos Corp., as Requisite Lenders (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act as amended (filed herewith)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)