Form 10-Q
period 2008-06-30
XO HOLDINGS INC
filed 2008-08-11
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of August 6, 2008 was 182,075,035.

XO Holdings, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
XO Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$65,584	$108,075
Marketable securities	7,394	885
Accounts receivable, net of allowance for doubtful accounts of $7,459 at June 30, 2008 and $10,116 at December 31, 2007	134,589	131,705
Prepaid expenses and other current assets	44,077	30,928

Total current assets	251,644	271,593
Property and equipment, net	737,603	720,396
Goodwill and intangible assets, net	53,515	53,515
Other assets	44,380	44,622

Total Assets	$1,087,142	$1,090,126

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$115,644	$106,488
Other current liabilities	225,900	252,217

Total current liabilities	341,544	358,705
Long-term debt and accrued interest payable to related parties refinanced July 25, 2008	470,503	377,213
Other long-term liabilities	61,912	67,050

Total Liabilities	873,959	802,968
Class A convertible preferred stock	252,268	244,811
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized:
4,000,000 shares of class A convertible preferred stock issued and outstanding on June 30, 2008 and December 31, 2007	—	—
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000,000 shares authorized; 182,075,035 shares issued and outstanding on June 30, 2008 and December 31, 2007	946,866	953,427
Accumulated other comprehensive loss	(2,255)	—
Accumulated deficit	(983,696)	(911,080)

Total Stockholders’ (Deficit) Equity	(39,085)	42,347

Total Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity	$1,087,142	$1,090,126

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue	$367,370	$354,352	$728,519	$704,287

Cost and expenses:
Cost of service (exclusive of depreciation and amortization)	213,272	207,086	441,615	398,485
Selling, general, and administrative	128,446	125,967	254,771	247,764
Depreciation and amortization	47,139	51,141	92,668	102,054
(Gain) loss on disposition of assets	(878)	1,382	(832)	1,105

Total costs and expenses	387,979	385,576	788,222	749,408

Loss from operations	(20,609)	(31,224)	(59,703)	(45,121)
Interest and other income	787	4,245	6,035	6,443
Interest expense, net	(9,513)	(9,191)	(18,264)	(17,826)

Net loss before income taxes	(29,335)	(36,170)	(71,932)	(56,504)
Income tax expense	(342)	(200)	(684)	(500)

Net loss	(29,677)	(36,370)	(72,616)	(57,004)
Preferred stock accretion	(3,756)	(3,540)	(7,457)	(7,029)

Net loss allocable to common shareholders	$(33,433)	$(39,910)	$(80,073)	$(64,033)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.18)	$(0.22)	$(0.44)	$(0.35)

Weighted average shares, basic and diluted	182,075,035	182,040,420	182,075,035	182,021,292

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(72,616)	$(57,004)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	92,668	102,054
Accrual of interest expense	18,289	19,506
Provision for doubtful accounts	6,282	11,819
Stock-based compensation	897	971
Non cash gain from investments	(4,106)	—
(Gain) loss on disposal of assets	(832)	1,105
Changes in assets and liabilities
Accounts receivable	(9,166)	14,571
Other assets	(16,690)	(7,343)
Accounts payable	18,037	(4,443)
Accrued liabilities	(29,351)	(25,518)

Net cash provided by operating activities	3,412	55,718

INVESTING ACTIVITIES:
Capital expenditures	(118,524)	(109,429)
Proceeds from sale of fixed assets	600	—
Proceeds from sales of marketable securities	132	—

Net cash used in investing activities	(117,792)	(109,429)

FINANCING ACTIVITIES:
Payments on capital leases	(2,104)	(3,320)
Financing costs	(1,007)	—
Proceeds from note to related party	75,000	—
Proceeds from employee stock option exercises	—	368

Net cash provided by (used in) financing activities	71,889	(2,952)

Net decrease in cash and cash equivalents	(42,491)	(56,663)
Cash and cash equivalents, beginning of period	108,075	168,563

Cash and cash equivalents, end of period	$65,584	$111,900

SUPPLEMENTAL DATA:
Cash paid for interest	$524	$561
Cash paid for income taxes	$854	$—
Accrued interest converted to long-term debt	$18,289	$19,506
See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
XO Holdings, Inc. together with its consolidated subsidiaries (“XOH” or the “Company”) is a leading facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. XOH operates its business in two reportable segments through two primary operating subsidiaries. XO Communications, LLC (“XO LLC”) operates the Company’s wireline business under the trade name “XO Communications” (“XOC”). Nextlink Wireless, Inc. (“Nextlink”) operates the Company’s wireless business. See Note 10 of these notes to the condensed consolidated financial statements (unaudited) for further information on the Company’s reportable segments. XOC is further organized into three business units: XO Business Services, XO Carrier Services and XO Hosting and Small Business. XO Business Services is focused on business, large enterprise and government customers; XO Carrier Services targets wholesale telecommunications provider customers; and XO Hosting and Small Business focuses on small to mid-sized business customers by delivering managed telecom solutions and applications.
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared according to United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. As a result, the accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company, included in its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”). In the opinion of management, the unaudited condensed, consolidated financial statements reflect all adjustments (of a normal recurring nature except as described in the notes below) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. Operating results for any interim period are not necessarily indicative of the results for any subsequent interim period or for the full year ending December 31, 2008.
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
Transaction Based Taxes and Other Surcharges
The Company records certain transaction based taxes and other surcharges on a gross basis. For the three months ended June 30, 2008 and 2007, revenue and expenses included taxes and surcharges of $3.4 million and $4.4 million, respectively. For the six months ended June 30, 2008 and 2007, revenue and expenses included taxes and surcharges of $7.4 million and $8.8 million, respectively. The period decrease was due to an increase in the number of customers claiming transaction based tax exemptions and changes in the state tax rates.
Error Correction
In the first quarter of 2008, the Company determined that during each year between 2003 and 2006, it had incorrectly recorded certain payments for taxes due to various state and local jurisdictions. In certain cases taxes were overpaid and in other cases taxes were recorded as a reduction in liabilities rather than current expense. The Company concluded the effect of the error was not material to any of the affected years and recorded the correction in operating expenses and current assets and liabilities in March 2008. As a result, the Company’s loss from operations and net loss was increased by $4.1 million, or $0.02 per basic and diluted share, for the six months ended June 30, 2008.
Reclassification
Certain prior year amounts have been reclassified to conform to current year presentation. During 2007 the Company determined that certain transaction based taxes previously reported on a net basis in the accompanying condensed consolidated statements of operations should have been reported on a gross basis as a separate component of revenue and cost of service. For the three and six months ended June 30, 2007, the Company reclassified approximately $1.5 million and $2.9 million, respectively, including these amounts as a component of revenue and cost of service.
Historically, the Company included costs related to network operations, repairs and maintenance, costs necessary to maintain rights-of-way and building access as well as certain other network operations functions as a component of selling, operating and general expenses. For the three and six months ended June 30, 2007, the Company reclassified $55.4 million and $109.2 million, respectively, of these costs from selling, operating and general expense to cost of service and renamed its selling, operating and general expense category to selling, general and administrative expense. The Company believed that reclassifying these expense categories into cost of service better matches the relationship of the costs with the corresponding revenue and is consistent with current period presentation.
These reclassifications did not have any impact on each period’s respective loss from operations, net loss, net loss allocable to common shareholders or net loss allocable to common shareholders per common share, basic and diluted.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Generally, SFAS 157 is effective January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Although the adoption of SFAS 157 did not have an impact on the Company’s financial position or results of operations, the Company is now required to provide additional disclosures as part of its financial statements. See Note 3 for these disclosures.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB SFAS No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently has no derivatives; therefore, the company anticipates the adoption of SFAS 161 will not impact its financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). This FSP was issued to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R, Business Combinations. FSP 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. Except for disclosure requirements, FSP 142-3 can only be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the impact of FSP 142-3.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in conformity with GAAP. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact the adoption of SFAS 162 will have on its consolidated financial statements.
2. COMPREHENSIVE LOSS
Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net loss	$(29,677)	$(36,370)	$(72,616)	$(57,004)
Other comprehensive income:
Net unrealized (loss) gain on investments	(319)	(880)	(2,255)	(840)

Comprehensive loss	$(29,996)	$(37,250)	$(74,871)	$(57,844)

3. FAIR VALUE MEASUREMENTS
The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. As of June 30, 2008, the Company held marketable securities that are required to be measured at fair value on a recurring basis. SFAS 157 requires fair value measurement be classified and disclosed in one of three categories: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows (in thousands):

Quoted Prices in Active
Markets (Level 1)
Available-for-sale securities	$7,394

Total assets measured at fair value	$7,394

There was no impact of FSP FAS 157-2 as the Company had no non-financial assets or liabilities that would have been required to be recorded at fair value as of June 30, 2008.
Historically, the Company held 832,153 shares of McLeodUSA reorganized class A common stock with a carrying value of $4.8 million reported within other non-current assets. On September 16, 2007, PAETEC Holdings Corp signed a definitive agreement to acquire McLeodUSA Incorporated. Under the terms of the agreement, McLeodUSA shareholders were entitled to 1.30 shares of PAETEC common stock for every share of McLeodUSA common stock owned. The acquisition was finalized on February 8, 2008, at which time the Company was entitled to 1,081,799 shares of PAETEC common stock with a market value of $9.1 million. The Company classified its PAETEC investment as a marketable security and recorded a gain on the investment of $4.3 million during the three months ended March 31, 2008. During the three months ended June 30, 2008, the Company sold 17,392 shares of PAETEC for $132 thousand.

4. LONG-LIVED ASSETS
The Company’s long-lived assets include property and equipment, broadband wireless licenses, and identifiable intangible assets to be held and used.
Property and Equipment
Property and equipment consisted of the following components (in thousands):

	June 30, 2008	December 31, 2007
Telecommunications networks and acquired bandwidth	$1,163,802	$1,056,102
Furniture, fixtures, equipment and other	344,886	340,004

	1,508,688	1,396,106
Less: accumulated depreciation	(849,942)	(757,677)

	658,746	638,429
Construction-in-progress, parts and equipment	78,857	81,967

Property and equipment, net	$737,603	$720,396

Depreciation expense was $47.1 million and $46.3 million for the three months ended June 30, 2008 and 2007, respectively. Depreciation expense was $92.7 million and $92.1 million for the six months ended June 30, 2008 and 2007, respectively. Assets classified as construction-in-progress, parts and equipment are not being depreciated as they have not yet been placed in service. During the three months ended June 30, 2008 and June 30, 2007, the Company capitalized interest on construction costs of $0.6 million and $1.2 million, respectively. During the six months ended June 30, 2008 and June 30, 2007, the Company capitalized interest on construction costs of $1.3 million and $2.4 million, respectively.
Broadband Wireless Licenses and Other Intangibles
Intangible assets consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	127,560	127,560
Less accumulated amortization	(127,560)	(127,560)

	—	—
Broadband wireless licenses — indefinite life asset	35,782	35,782
XO Trade name — indefinite life asset	16,662	16,662
Goodwill — indefinite life asset	1,071	1,071

	$53,515	$53,515

The Company’s definite-lived intangible assets were fully amortized as of June 30, 2007. Amortization expense for definite-lived intangible assets was $4.8 million for the three months and $10.0 million for the six months ended June 30, 2007.

5. LONG-TERM DEBT TO RELATED PARTIES
As of June 30, 2008 and December 31, 2007 long-term debt and accrued interest payable to related parties consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007

Credit facility	$392,848	$377,213
Promissory note	77,655	—

Total	470,503	377,213

Credit Facility
As of June 30, 2008 and December 31, 2007, the Company had outstanding $392.7 million and $373.5 million, respectively, in principal associated with a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009 and $0.1 million and $3.7 million, respectively, of accrued interest that, if not paid, converts to principal. On May 9, 2008, Amendment No. 2 and Waiver to the Company’s Credit Facility was executed to reduce the interest rate on the debt by 150 basis points and waive the breach of certain financial covenants through July 15, 2009. As of June 30, 2008, the Company did not have any additional borrowing capacity available under the Credit Facility. As mentioned below, all outstanding debt and accrued interest under the Credit Facility were retired in full in July 2008.
Promissory Note
On March 13, 2008, XO LLC entered into a note purchase agreement with Arnos, an affiliate of Mr. Carl Icahn, the Chairman of the Company’s board of directors (the “Chairman”), pursuant to which Arnos purchased a senior unsecured promissory note in the aggregate principal amount of $75.0 million (the “note”). As of June 30, 2008 the Company had outstanding $75.8 million in principal associated with the note and $1.9 million of accrued interest that, if not paid, converts to principal. As mentioned below, all outstanding debt and accrued interest under the note were retired in full in July 2008.
Subsequent Retirement of Debt to Related Parties
On July 25, 2008, the Company completed a $780.0 million financing transaction in which it issued shares of two new series of preferred stock to affiliates of the Chairman. As a result of this financing, the outstanding debt (inclusive of accrued interest) under the Credit Facility and the note has been retired in full. See Note 12 to the condensed consolidated financial statements for additional details regarding the retirement of debt and issuance of preferred stock.
6. UNDERUTILIZED OPERATING LEASES
As of June 30, 2008, the Company had accruals recorded for the expected remaining future net cash outflows associated with remaining lease liabilities for a number of underutilized leased facilities. In addition, the accruals include the remaining impact related to the fair value determination of leases which existed at the time of the Company’s emergence from bankruptcy on January 16, 2003. As of June 30, 2008, the remaining liability was $16.3 million, of which $7.0 million represents a non-current liability reported in other long-term liabilities in XOH’s condensed consolidated balance sheet. The current portion is included in other current liabilities on the Company’s condensed consolidated balance sheet. The long-term liability is expected to be paid over the remaining lease terms, which expire periodically through 2019.
The following table illustrates the changes in underutilized operating lease liabilities during the six months ended June 30, 2008 (in thousands):

Balance as of January 1, 2008	$20,422
Usage, net	(5,114)
Accretion	2,039
Estimate revisions	(1,022)

Balance as of June 30, 2008	$16,325

7. INCOME TAXES
The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s financial position or results of operations.
The provision for income taxes of $0.2 million and $0.5 million for the three and six months ended June 30, 2007, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2008, respectively, are for current taxes. The Company has a full valuation against its operating loss and net deferred tax assets. Therefore, the Company did not record deferred tax expense for the three or six months ended June 30, 2007 and 2008. The current provision for income taxes consists primarily of the Texas Gross Margin Tax, Michigan Modified Gross Receipts Tax, and interest on certain state income taxes.
Open Tax Years
The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including, among others, California, New Jersey, Texas, and Virginia remain open for tax years 2003 through 2007. The Company’s 2003 federal income tax return is under audit by the Internal Revenue Service.
8. EARNINGS (LOSS) PER SHARE
Net loss per common share, basic and diluted, is computed by dividing net loss allocable to common shareholders by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options, warrants, and the 6% class A convertible preferred stock are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statements of operations. As of June 30, 2008, the Company had options outstanding to purchase approximately 9.7 million shares of its common stock, of which 7.8 million were exercisable, which are anti-dilutive. As of June 30, 2007, the Company had options outstanding to purchase approximately 9.7 million shares of its common stock, of which 7.1 million were exercisable, which are anti-dilutive. The Company had exercisable warrants to purchase up to an additional 23.7 million shares of common stock as of June 30, 2008 and 2007, which are anti-dilutive. As of June 30, 2008 and 2007, the Company had outstanding shares of preferred stock which if converted would result in an additional 54.6 million and 51.5 million common shares, respectively, which are anti-dilutive.
9. RELATED PARTY TRANSACTIONS
Various entities controlled by the Chairman hold the following interests in the Company:

	At June 30, 2008(1)	At December 31, 2007(2)
Outstanding Common Stock	Greater than 50%	Greater than 50%
Series A, B and C Warrants	Greater than 40%	Greater than 40%
Credit Facility	Greater than 90%	Greater than 90%
Promissory Note	Greater than 90%	N/A
Preferred Stock	Greater than 50%	Greater than 50%

(1)	As reported in the April 2, 2008 Form 4 for the Chairman, and the March 17, 2008 Amendment No. 10 to Schedule 13D filed by Cardiff Holding, LLC and other parties to such joint filing.

(2)	As reported in the October 2, 2007 Form 4 for the Chairman, and the July 2, 2007 Amendment No. 9 to Schedule 13D filed by Cardiff and other parties to such joint filing.
As a result of his ownership of a majority of the Company’s common stock and voting preferred stock, the Chairman can elect all of the Company’s directors. Currently, three employees of entities controlled by the Chairman are members of the Company’s board of directors and certain of its committees. In addition, Mr. Carl Grivner, the Company’s CEO, is a member of the

Company’s board of directors. Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock, including mergers, acquisitions, the sale of substantially all of the Company’s assets and amendments to the Company’s certificate of incorporation and by-laws.
Icahn Sourcing LLC is an entity formed and controlled by the Chairman in order to leverage the potential buying power of a group of entities which the Chairman either owns or with which he otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors, and the Company is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Company has purchased a variety of goods and services as a member of the buying group at prices and on terms that it believes are more favorable than those which would be achieved on a stand-alone basis.
On July 25, 2008, as a result of the issuance of preferred stock and the related retirement of debt, which are transactions the Company conducted with affiliates of the Chairman, there was an increase in the related party holdings in the preferred stock of the Company. See Note 12 to the condensed consolidated financial statements for additional details regarding the issuance of preferred stock and the related retirement of debt.
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

Nextlink
Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum primarily in the 28-31 GHz range (“LMDS”) and in the 39 GHz range. Currently, Nextlink has entered into agreements to provide services in several states including Texas, California, Illinois, Massachusetts, Virginia and Washington, D.C. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight. Currently, three customers account for approximately 80% of Nextlink’s revenue. One of these customers is XOC, an affiliate of Nextlink.
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
The following tables provide summarized financial information of the Company’s two reportable segments for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
			Intercompany				Intercompany
	XOC	Nextlink	Elimination	Consolidated	XOC	Nextlink	Elimination	Consolidated
Revenue from external customers	$366,827	$543	$—	$367,370	$354,236	$116	$—	$354,352
Inter-segment revenue	112	431	(543)	—	53	187	(240)	—

Total revenue	$366,939	$974	$(543)	$367,370	$354,289	$303	$(240)	354,352
Depreciation and amortization	$46,954	$185	$—	$47,139	$51,046	$95	$—	$51,141
(Gain) loss on disposition of assets	$(878)	$—	$—	$(878)	$1,382	$—	$—	$1,382
Loss from operations	$(17,381)	$(3,228)	$—	$(20,609)	$(28,729)	$(2,495)	$—	$(31,224)
Interest and other income				787				4,245
Interest expense, net				(9,513)				(9,191)

Net loss before income taxes				(29,335)				(36,170)
Income tax expense				(342)				(200)

Net loss				$(29,677)				$(36,370)

Capital expenditures	$51,520	$1,699	$—	$53,219	$65,802	$2,509	$—	$68,311

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
			Intercompany				Intercompany
	XOC	Nextlink	Elimination	Consolidated	XOC	Nextlink	Elimination	Consolidated
Revenue from external customers	$727,387	$1,132	$—	$728,519	$704,119	$168	$—	$704,287
Inter-segment revenue	195	714	(909)	—	126	358	(484)	—

Total revenue	$727,582	$1,846	$(909)	$728,519	$704,245	$526	$(484)	704,287
Depreciation and amortization	$92,280	$388	$—	$92,668	$101,878	$176	$—	$102,054
(Gain) loss on disposition of assets	$(832)	$—	$—	$(832)	$1,105	$—	$—	$1,105
Loss from operations	$(53,218)	$(6,485)	$—	$(59,703)	$(40,064)	$(5,057)	$—	$(45,121)
Interest and other income				6,035				6,443
Interest expense, net				(18,264)				(17,826)

Net loss before income taxes				(71,932)				(56,504)
Income tax expense				(684)				(500)

Net loss				$(72,616)				$(57,004)

Capital expenditures	$114,886	$3,638	$—	$118,524	$106,599	$2,830	$—	$109,429

Total Assets	XOC	Nextlink	Consolidated
June 30, 2008	$1,037,387	$49,755	$1,087,142
December 31, 2007	$1,042,060	$48,066	$1,090,126
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
On February 2, 2007, the Bankruptcy Court entered a corrected order regarding the claims of the parties pursuant to which, among other things, the Bankruptcy Court referred XOH and the ATLT to an accounting referee to resolve the parties’ dispute regarding the correct computation of the working capital purchase price adjustment. The parties have selected the referee from the firm of Alvarez & Marsal Dispute Analysis & Forensic Services, LLC, and have presented documents and briefs for the referee’s consideration. On April 25, 2008, the Referee issued an interim decision indicating that he believed XOH had access to ATLT books and records prior to July 8, 2004, and therefore XOH’s working capital claim of $1.3 million submitted on July 8, 2004 could not be amended despite XOH’s claim (and the Bankruptcy Court findings) that it had been denied access to these books and records. Additional information regarding the working capital calculations was submitted to the Referee on July 7, 2008.
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
As of June 30, 2008, an estimated amount to settle the ATLT claim was recorded in the Company’s accrued liabilities. However, at the appropriate time, XOH currently intends to appeal the order, or certain rulings reflected in the order decided against the Company.

Litigation Relating to the Wireline Sale
On December 29, 2005, a stockholder, R2 Investments, LDC, alleged that it was the beneficial holder of approximately 8% of the Company’s outstanding common stock, and served XOH with a complaint in a lawsuit filed in the Delaware Court of Chancery (the “Chancery Court”), R2 Investments v. Carl C. Icahn, et al. (C.A. No. 1862-N). The original complaint named as defendants XOH, its directors and certain affiliates of Mr. Carl Icahn, Chairman of the Company’s board of directors, and the majority stockholder of both XOH and Elk Associates LLC. The original complaint alleged, among other things, that the Chairman and an entity alleged to be controlled by him breached their fiduciary duties of care, good faith and loyalty in connection with the equity purchase agreement, dated as of November 4, 2005 providing for the sale of XOH’s national wireline telecommunications business to Elk and a related stockholder voting agreement. The original complaint alleged that XOH and the director defendants acted in concert and conspired with the Chairman and the entity that he allegedly controls in violation of their fiduciary duties, and that the director defendants violated their fiduciary duties in connection with the equity purchase agreement by failing to obtain the greatest value for all shareholders. The original complaint sought equitable relief including, among other things, an injunction against consummation of the sale and rescission, to the extent implemented, of the equity purchase agreement, the stockholder voting agreement and the sale. On January 5, 2006, the plaintiff moved for a preliminary injunction and expedited discovery.
A similar complaint challenging the equity purchase agreement was filed in the same court by an alleged shareholder, Mr. Donald Hillenmeyer (Donald J. Hillenmeyer, Jr. v. Carl C. Icahn, et al. (C.A. No.1880-N)) on January 11, 2006.
On March 31, 2006, the Company announced that it had reached an agreement with Elk to mutually terminate the equity purchase agreement. On September 29, 2006, the plaintiffs filed under seal a consolidated amended complaint in the Chancery Court. The amended complaint reasserts the claims of various alleged breaches of fiduciary duty and corporate waste in connection with the proposed transaction and seeks, on behalf of XOH, damages in the amount of professional fees and expenses incurred in connection with the proposed sale of the wireline business, rescission of a voluntary prepayment of $100 million of amounts outstanding under the Company’s Credit Facility and lost business and business opportunities relating to the uncertainties associated therewith. The plaintiffs also claim unspecified damages, interest and costs, including reasonable attorneys’ and experts’ fees in connection with these lawsuits.
On October 29, 2007, the parties notified the court that they had reached a settlement in principle in this case. The parties entered into a mutually acceptable formal settlement that provided for the global settlement of litigation initiated by certain of the Company’s minority stockholders against the Company and certain of its current and former directors, which was approved by the Chancery Court and became final on April 30, 2008 (the “Settlement Agreement”) and requires the Company, among other things, to obtain (1) the reduction by one hundred fifty (150) basis points of the interest rate on the debt held by affiliates of the Chairman (approximately 94% of the outstanding debt) under the Company’s Credit Facility accruing on or after January 1, 2008 through the due date of July 15, 2009, (2) the waiver, through the due date of July 15, 2009, of any breach of the financial covenants in Section 6.6 of the Credit Facility, and (3) provision for payment of certain legal costs by the Company to the plaintiff. As a result of this settlement, an Amendment No. 2 and Waiver to the Company’s Credit Facility was executed on May 9, 2008. As of June 30, 2008, all related liabilities have been settled.
Houlihan Lokey Howard and Zukin Capital LLC
On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for approximately

$19 million represents HLHZ’s claim for advising the Company in its financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and XOH objected to the fee claim on the grounds that, among other things, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOH for $2.0 million, which the Company had previously paid, and ordered XOH to pay the difference to HLHZ. XOH paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York upheld the Bankruptcy Court decision. On May 29, 2007, HLHZ filed notice of appeal to the U.S. Court of Appeals for the 2nd Circuit. A court hearing for the argument has been set by the 2nd Circuit Court of Appeals for October 7, 2008.
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
Nashville Electric Service
On June 5, 2008, the Nashville Electric Service, part of Metro, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a fiber optics license agreement, commonly referred to as a “pole attachment” agreement, previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in the Company’s fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either 4% of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid to NES under the “gross revenue” provisions. The pole attachment expired in January of 2005, and NES has refused to renegotiate the terms of the pole attachment agreement, and has attempted to treat the agreement as extending from month-to-month, although no such provisions exist in the pole attachment agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment, and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court. On June 30, 2008, NES filed a motion to remand the case back to state court. (XOCS has also filed a response in opposition of the motion to remand, and NES has filed a reply to XOCS’ response.) On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. An estimated amount of loss, if any, associated with this case is not known at this time.
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
12. SUBSEQUENT EVENTS
On July 25, 2008, the Company raised $780.0 million through the issuance and sale of shares from two new series of preferred stock to affiliates of the Chairman in order to retire all outstanding debt, fund future growth initiatives and provide ongoing working capital for its business.
Stock Purchase Agreement
On July 25, 2008, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Arnos Corp., Barberry Corp., High River Limited Partnership and ACF Industries Holding Corp. (together, the “Purchasers”). The Purchasers are affiliates of the Chairman. Pursuant to the Stock Purchase Agreement, on July 25, 2008, the issue date, the Purchasers purchased an aggregate of 555,000 shares of the Company’s 7% Class B Convertible

Preferred Stock (the “Convertible Preferred Stock”) for an aggregate purchase price of $555 million and an aggregate of 225,000 shares of the Company’s 9.5% Class C Perpetual Preferred Stock (the “Perpetual Preferred Stock”) for an aggregate purchase price of $225 million. A portion of the purchase price for the Convertible Preferred Stock was paid by the Purchasers through the delivery to the Company for retirement of all of the Purchasers’ right, title and interest in the Company’s senior indebtedness in the principal amount (together with accrued interest) of $450.8 million, which represents all of the indebtedness held by the Purchasers and their affiliates under the Company’s Credit Facility (approximately $373 million) and the note (approximately $78 million). The remainder of the purchase price for the Convertible Preferred Stock and the purchase price for the Perpetual Preferred Stock was paid in cash in the aggregate amount of $329.2 million.
The Company has used $22.3 million of the proceeds from sale of the Convertible Preferred Stock and Perpetual Preferred Stock to retire in full (together with accrued interest) the remainder of the Company’s indebtedness under its Credit Facility, none of which is owed to the Chairman or his affiliates. As a result of this transaction, the Company now does not have any indebtedness for money borrowed under the Credit Facility (which has been retired in full) or under the note. The Company intends to use the remaining cash proceeds from the transaction, in the amount of approximately $307 million (before deduction of transaction expenses) to fund the Company’s long-term strategic growth plan and for working capital.
Terms of Convertible Preferred Stock
The Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 7% Class B Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (the “Class B CoD”) provides that the Convertible Preferred Stock, with respect to rights to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Company, rank on a parity with the Perpetual Preferred Stock and senior to the common stock, the 6% Class A Convertible Preferred Stock and each other class of the Company’s capital stock outstanding or thereafter established by the Company the terms of which do not expressly provide that it ranks senior to, or on a parity with, the Convertible Preferred Stock. Dividends on the Convertible Preferred Stock will accrete on a quarterly basis at a rate of 1.75% of the liquidation preference (which is initially $1,000 per share), thus increasing the liquidation preference of the shares, unless paid in cash at the option of our board of directors. If any shares of Convertible Preferred Stock are outstanding, unless the full amount of the next dividend has been declared and a sum sufficient to pay it in full in cash has been set apart for payment, no dividends will be declared or set apart for payment on any shares of capital stock ranking junior to the Convertible Preferred Stock.
Pursuant to the Class B CoD, the Company will not be required to redeem any outstanding shares of the Convertible Preferred Stock, provided that any holder may, upon or within 120 days following a change of control (as defined in the Class B CoD), demand that the Company redeem in cash all, but not less than all, of the outstanding shares of Convertible Preferred Stock held by such holder at a redemption price equal to 100% of the liquidation preference per share as of the redemption date. The Convertible Preferred Stock is redeemable, at any time, in whole or in part, at the option of the Company, at a cash redemption price equal to 100% of the liquidation preference per share as of the redemption date except during certain restricted periods. To the extent shares to be so redeemed are held by affiliates of the Company, the redemption of such shares held by affiliates shall require the approval of a special committee of the board of directors comprising disinterested directors in respect of such affiliates. Subject to certain restrictions, each share of Convertible Preferred Stock may be converted on any date, at the option of the holder thereof, into the number of shares of Common Stock equal to the conversion rate (which means, at any date, the quotient obtained by dividing the liquidation preference as of such date by the Conversion Price (initially $1.50) as of such date and subject to adjustment in accordance with the Class B CoD) in effect at such time.
Each issued and outstanding share of Convertible Preferred Stock will be entitled to the number of votes equal to the number of shares of common stock into which each such share of Convertible Preferred Stock is convertible (as adjusted from time to time) with respect to any and all matters presented to the stockholders of the Company for their action or consideration and as otherwise required by Delaware law. Except as provided by law, holders of shares of Convertible Preferred Stock will vote together with the holders of common stock (together with all other shares of the Company which are granted rights to vote with the common stock) as a single class.
Terms of Perpetual Preferred Stock
The Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 9.50% Class C Perpetual Preferred Stock and Qualifications, Limitations and Restrictions Thereof (the “Class C CoD”) provides that the Perpetual Preferred Stock, with respect to rights to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Company, will rank on a parity with the Convertible Preferred Stock and senior to the common stock, the 6% Class A Convertible Preferred Stock and each other class of the Company’s capital stock outstanding or thereafter established by the Company the terms of which do not expressly provide that it ranks senior to, or on a parity with, the Convertible Preferred Stock. Dividends on the Perpetual Preferred Stock will accrete on a quarterly basis at a rate of 2.375% of the liquidation preference (which is initially $1,000 per share), thus increasing the liquidation preference of the shares, unless paid in cash at the option of our board of directors. If any shares of Perpetual Preferred Stock are outstanding, unless the full amount of the next dividend has been declared and a sum sufficient to pay it in full in cash has been set apart for payment, no dividends will be declared or set apart for payment on any shares of capital stock ranking junior to the Perpetual Preferred Stock.
Pursuant to the Class C CoD, the Company will not be required to redeem any outstanding shares of the Perpetual Preferred Stock, provided that any holder may, upon or any time within 120 days following a change of control (as defined in the Class C CoD), demand that the Company redeem in cash all, but not less than all, of the outstanding shares of Perpetual Preferred Stock held by such holder at a redemption price equal to 100% of the liquidation preference per share as of the redemption date. The Perpetual Preferred Stock is redeemable, at any time, in whole or in part, at the option of the Company, at a cash redemption price equal to 100% of the liquidation preference per share as of the redemption date. To the extent shares to be so redeemed are held by affiliates of the Company, the redemption of such shares held by affiliates shall require the approval of a special committee of the board of directors comprising disinterested directors in respect of such affiliates.

Each issued and outstanding share of Perpetual Preferred Stock will be entitled to the number of votes equal to quotient obtained by dividing the liquidation preference by the Conversion Price for the Convertible Preferred Stock, each as in effect on such date (as adjusted from time to time and without regard to whether any shares of the Convertible Preferred Stock remain outstanding), with respect to any and all matters presented to the stockholders of the Company for their action or consideration and as otherwise required by Delaware Law. Except as provided by law, holders of shares of Perpetual Preferred Stock will vote together with the holders of common stock (together with all other shares of the Company which are granted rights to vote with the common stock) as a single class.
Tax Sharing Agreement
In connection with the Stock Purchase Agreement, the Company entered into a Tax Allocation Agreement, dated as of July 25, 2008 (the “Tax Allocation Agreement”), with Starfire Holding Corporation (“Starfire”), an affiliate of the Chairman that generally governs Starfire’s and the Company’s rights and obligations with respect to consolidated and combined income tax returns filed by Starfire and its subsidiaries. The Tax Allocation Agreement replaces the previous tax allocation agreement by and between Starfire and XO Communications, Inc. dated January 16, 2003. Under the Tax Allocation Agreement, to the extent that Starfire and the Company file consolidated or combined income tax returns, Starfire will make (i) current payments to the Company equal to 30% of Starfire’s income tax savings from using the Company’s income tax losses (up to an aggregate of $900 million of losses) and (ii) deferred payments to the Company equal to 100% of Starfire’s income tax savings from using the Company’s losses in excess of $900 million (other than losses which reduce the Company’s payment obligations as set forth below) at the time the Company would otherwise have been able to use the losses (and the Company no longer files income tax returns on a consolidated or combined basis with Starfire). In addition, the Company’s obligation to make income tax payments to Starfire as the common parent of a consolidated or combined income tax group may be reduced by the Company’s available tax losses. Lastly, Starfire’s obligations under the 2003 tax allocation agreement to pay the Company for use of losses prior to this time are also preserved in the Tax Allocation Agreement.

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
For a detailed discussion of risk factors affecting our business and operations, see Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q and Part I, Item 1A, Risk Factors, in our 2007 Annual Report.

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
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, cost of service, allowance for uncollectible accounts, assessment of loss contingencies, property and equipment and intangible assets. For more information on critical accounting policies and estimates, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2007 Annual Report. We have discussed the application of these critical accounting policies and estimates with the audit committee of our board of directors.
During the six months ended June 30, 2008, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the costs of operations and to acquire capital assets including capital expenditures needed to grow our fixed wireless business.
Debt Retirement Through Issuance of Preferred Stock
On July 25, 2008, we raised $780 million through the issuance and sale of shares from two new series of preferred stock to affiliates of the Chairman. As a result, we retired all of our outstanding debt and accrued interest totaling $473 million. The remaining $307 million of proceeds will be used to fund future growth initiatives and provide ongoing working capital for our business. The terms of the financing were negotiated by a special committee of XOH’s board of directors comprising disinterested directors that was established on September 28, 2007 (the “Special Committee”) to assist us in evaluating financing and other strategic alternatives. The Special Committee was advised in this regard by its own financial advisor and legal advisor.
We issued 555,000 shares of our 7% Class B Convertible Preferred Stock (“Convertible Preferred Stock”) for aggregate consideration of $555.0 million and 225,000 shares of our 9.50% Class C Perpetual Preferred Stock (“Perpetual Preferred Stock”) for aggregate consideration of $225.0 million to affiliates of the Chairman. The Convertible Preferred Stock is convertible into shares of XOH common stock at a conversion price (which is subject to adjustment) of $1.50 per share at the option of the holder commencing one year from the date of issuance (with such commencement date subject to a possible extension of no more than ninety days). The Perpetual Preferred Stock is not convertible and neither the Convertible Preferred nor the Perpetual Preferred is redeemable at the option of the holder at any time, unless there is a change of control of XOH. Both the Convertible Preferred Stock and the Perpetual Preferred Stock are subject to mandatory redemption at the request of the holder upon a change of control of XOH and for 120 days thereafter, at a cash redemption price equal to 100% of the liquidation preference per share as of the redemption date. The Convertible Preferred Stock (except for certain restrictive periods) and the Perpetual Preferred Stock are redeemable, at any time, in whole or in part, at the option of the Company, at a cash redemption price equal to 100% of the liquidation preference per share as of the redemption date. Dividends on the Convertible Preferred Stock and the Perpetual Preferred

Stock will accrete on a quarterly basis at rates of 1.75% and 2.375%, respectively, of the liquidation preference (which is initially $1,000 per share), thus increasing the liquidation preference of the shares, unless paid in cash at the option of our board of directors.
We are offering up to 27,750 shares of Convertible Preferred Stock and up to 11,250 shares of Perpetual Preferred Stock (in units, in the same proportion issued to the affiliates of Mr. Icahn, consisting of 2.46667 shares of Convertible Preferred Stock for each share of Perpetual Preferred Stock and 0.405405 shares of Perpetual Preferred Stock for each share of Convertible Preferred Stock) to certain of our large minority stockholders that are accredited investors. On August 1, 2008, R2 Investments, LDC, a minority shareholder of XOH, sent a letter to us requesting additional information under Section 220 of Delaware General Corporation Law (“Delaware Law”) regarding our issuance of the Convertible Preferred Stock and the Perpetual Preferred Stock.
The Stock Purchase Agreement contains a provision in which the Purchasers agree that neither they, nor any of their affiliates, will, directly or indirectly, consummate any transaction (including the conversion of the Convertible Preferred Stock or the 6% Class A Preferred Stock into common stock, the exercise of warrants or options to purchase Common Stock of XOH, or a merger pursuant Section 253 of the Delaware Law , if as a result of such transaction, the Purchasers or their affiliates would own at least 90% of the outstanding shares of each class of our capital stock, of which class there are outstanding shares, that absent the provisions of Section 253 of Delaware Law, would be entitled to vote on a merger of XOH with or into such Purchaser or affiliate under Delaware Law, except solely as a result of (i) a tender offer for all of the outstanding shares of common stock by the Purchasers wherein a majority of the outstanding shares of common stock not held by such Purchasers or their affiliates are tendered or (ii) a merger or acquisition transaction by the Purchasers or their affiliates that has been approved by a special committee of our board of directors comprising disinterested directors wherein the Purchasers or their affiliates acquire all of our outstanding common stock.
As a result of this fundraising, all our indebtedness for borrowed money, amounting to approximately $395 million under our Credit Facility as well as approximately $78 million under the promissory note (both figures inclusive of accumulated interest), was retired in full in July 2008. The remaining $307 million of proceeds, plus any proceeds from shares purchased by minority stockholders and reduced for transactional expenses, will be used primarily to fund our ongoing operating and capital expenditure needs, which includes a transformation plan which seeks to improve operating efficiency and accelerate revenue growth. Our available cash positions us to pursue additional opportunities that create value for our shareholders.
Debt and Borrowing Capacity
As of June 30, 2008 and December 31, 2007 long-term debt and accrued interest payable to related parties consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Credit facility	$392,848	$377,213
Promissory note	77,655	—

Total	470,503	377,213

Credit Facility
As of June 30, 2008 and December 31, 2007, we had outstanding $392.7 million and $373.5 million, respectively, in principal associated with a senior secured credit facility (the “Credit Facility”) which matures on July 15, 2009 and $0.1 million and $3.7 million, respectively, of accrued interest that, if not paid, converts to principal. On May 9, 2008, Amendment No. 2 and Waiver to our Credit Facility was executed to reduce the interest rate on the debt by 150 basis points and waive the breach of certain financial covenants through July 15, 2009. As of June 30, 2008, we did not have any additional borrowing capacity available under the Credit Facility. As mentioned above, all outstanding debt and accrued interest under the Credit Facility were retired in full in July 2008.
Promissory Note
On March 13, 2008, XO LLC entered into a note purchase agreement with Arnos, an affiliate of the Chairman, pursuant to which Arnos purchased a senior unsecured promissory note in the aggregate principal amount of $75.0 million. As of June 30, 2008 we had outstanding $75.8 million in principal associated with the note and $1.9 million of accrued interest that, if not paid, converts to principal. As mentioned above, all outstanding debt and accrued interest under the note were retired in full in July 2008.
Cash Flow
As of June 30, 2008, our balance of cash and cash equivalents was $65.6 million, a decrease of $42.5 million from December 31, 2007. We continued to focus on enhancing our investment in our next generation IP-based network services to grow revenue. Cash outflow for strategic, growth-related investments during 2008 exceeded cash inflow from operations during the same period. As part of plans to grow our business, during the first half of 2008 we continued to substantially invest in our (1) long-haul fiber optic network; (2) customer driven success — based capital, (3) Ethernet and IP-based services and (4) wireless network. We expect our growth-related investment in network and services will continue to outpace our cash inflows from operations during 2008.
The following table summarizes the components of our cash flows for the six months ended June 30 (in thousands):

	2008	2007
Cash provided by operating activities	$3,412	$55,718
Cash used in investing activities	$(117,792)	$(109,429)
Cash provided by (used in) financing activities	$71,889	$(2,952)
Operating cash flows are affected by our reported net loss adjusted for certain non-cash activity, such as provisions for doubtful accounts, stock-based compensation, depreciation, amortization and interest. Cash provided by operating activities decreased $52.3 million for the six months ended June 30, 2008 compared to the same period in 2007 due to a $15.6 million larger net loss, a reduction in other non cash adjustments of $22.3 million and the following period changes in the assets and liabilities: a decrease in cash provided by the change in accounts receivable of $23.7 million, a decrease in cash provided by the changes in other assets of $9.3 million, and a decrease in cash provided by the changes in accrued liabilities of $3.8 million. These changes were partially offset by an increase in cash provided by operations of $22.5 million due to the change in accounts payable.
For the six months ended June 30, 2008, cash used in investing activities increased mainly due to a $9.1 million increase in capital expenditures compared to the same period in 2007. The number and size of strategic, growth-related capital projects we incurred during the first six months of 2008 increased compared to the same period in 2007. This increase was in support of business growth. We plan to continue to make investments in our technology infrastructure, operations and other areas of our business to lay the foundation for a long-term strategic plan, which seeks to improve operational efficiency, accelerate revenue growth and significantly shift our revenue mix. We expect that our capital expenditures for the remainder of the year will be approximately $65 million to $85 million. Without these expenditures, we believe it would be difficult to continue to compete against the ever increasing pressures from the ILECs.
For the six months ended June 30, 2008, cash provided by financing activities increased predominantly due to proceeds from the $75.0 million promissory note with a related party in March 2008. As permitted under the terms of our Credit Facility, no payments of principal were made during the three months ended June 30, 2008 or 2007.
Results of Operations
The information in the table below should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q. Forward-looking information with respect to our business, on a consolidated basis, is discussed at the end of each financial results analysis. The following table contains certain data from our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and the comparable periods in 2007 (dollars in thousands, except share and per share).

		% of		% of
		Consolidated		Consolidated
Three Months Ended June 30,	2008	Revenue	2007	Revenue	Change	% Change
Revenue	$367,370	100.0%	$354,352	100.0%	$13,018	3.7%
Cost and expenses
Cost of service*	213,272	58.0	207,086	58.5	$6,186	3.0%
Selling, general and administrative	128,446	35.0	125,967	35.5	$2,479	2.0%
Depreciation and amortization	47,139	12.8	51,141	14.4	$(4,002)	(7.8)%
(Gain) loss on disposition of assets	(878)	(0.2)	1,382	0.4	$2,260	163.5%

Total cost and expenses	387,979	105.6	385,576	108.8	$2,403	0.6%

Loss from operations	(20,609)	(5.6)	(31,224)	(8.8)	$(10,615)	(34.0)%
Interest and other income	787	0.2	4,245	1.2	$(3,458)	(81.5)%
Interest expense, net	(9,513)	(2.6)	(9,191)	(2.6)	$322	3.5%

Net loss before income taxes	(29,335)	(8.0)	(36,170)	(10.2)	$(6,835)	(18.9)%
Income tax expense	(342)	(0.1)	(200)	(0.1)	$142	71.0%

Net loss	(29,677)	(8.1)	(36,370)	(10.3)	$(6,693)	(18.4)%
Preferred stock accretion	(3,756)	(1.0)	(3,540)	(1.0)	$216	6.1%

Net loss allocable to common shareholders	$(33,433)	(9.1)%	$(39,910)	(11.3)%	$(6,477)	(16.2)%

Net loss allocable to common shareholders, basic and diluted	$(0.18)		$(0.22)

Weighted average shares, basic and diluted	182,075,035		182,040,420

*	exclusive of depreciation and amortization

		% of		% of
		Consolidated		Consolidated
Six Months Ended June 30,	2008	Revenue	2007	Revenue	Change	% Change
Revenue	$728,519	100.0%	$704,287	100.0%	$24,232	3.4%
Cost and expenses
Cost of service*	441,615	60.6	398,485	56.5	$43,130	10.8%
Selling, general and administrative	254,771	35.0	247,764	35.2	$7,007	2.8%
Depreciation and amortization	92,668	12.7	102,054	14.5	$(9,386)	(9.2)%
(Gain) loss on disposition of assets	(832)	(0.1)	1,105	0.2	$1,937	175.3%

Total cost and expenses	788,222	108.2	749,408	106.4	$38,814	5.2%

Loss from operations	(59,703)	(8.2)	(45,121)	(6.4)	$14,582	32.3%
Interest and other income	6,035	0.8	6,443	0.9	$(408)	(6.3)%
Interest expense, net	(18,264)	(2.5)	(17,826)	(2.5)	$438	2.5%

Net loss before income taxes	(71,932)	(9.9)	(56,504)	(8.0)	$15,428	27.3%
Income tax expense	(684)	(0.1)	(500)	(0.1)	$184	36.8%

Net loss	(72,616)	(10.0)	(57,004)	(8.1)	$15,612	27.4%
Preferred stock accretion	(7,457)	(1.0)	(7,029)	(1.0)	$428	6.1%

Net loss allocable to common shareholders	$(80,073)	(11.0)%	$(64,033)	(9.1)%	$16,040	25.0%

Net loss allocable to common shareholders, basic and diluted	$(0.44)		$(0.35)

Weighted average shares, basic and diluted	182,075,035		182,021,292

*	exclusive of depreciation and amortization
Revenue
Our total revenue for the quarter and year to date period ended June 30, 2008 increased approximately 3.5% over the same periods last year, consistent with our revenue growth of 3.2% during the first quarter. Total revenue for the three and six months ended June 30, 2008 increased $13.0 million and $24.2 million, respectively, due to growth in our data and IP services including XOptions Flex, DIA, and Dedicated Private Line, partially offset by churn in our small business customer base. For the full year, we expect 2008 revenue to increase slightly compared to 2007 revenue. As we invest for growth, we anticipate adding higher value enterprise customers to our expanding network.
Revenue was earned from providing the following types of services (dollars in thousands):

	Three Months Ended June 30
		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Core services
Data and IP	$163,760	44.6%	$123,881	35.0%	$39,879	32.2%
Integrated/Voice	82,008	22.3	81,168	22.9	$840	1.0%

Total core services	245,768	66.9	205,049	57.9	$40,719	19.9%

Legacy/TDM services	121,602	33.1	149,303	42.1	$(27,701)	(18.6)%

Total revenue	$367,370	100.0%	$354,352	100.0%	$13,018	3.7%

	Six Months Ended June 30
		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Core services
Data and IP	$316,493	43.4%	$241,716	34.3%	$74,777	30.9%
Integrated/Voice	167,399	23.0	164,080	23.3	$3,319	2.0%

Total core services	483,892	66.4	405,796	57.6	$78,096	19.2%

Legacy/TDM services	244,627	33.6	298,491	42.4	$(53,864)	(18.0)%

Total revenue	$728,519	100.0%	$704,287	100.0%	$24,232	3.4%

Core Services. For the three months ended June 30, 2008, revenue from our core services increased $40.7 million over the same period in 2007 primarily due to the 32.2% growth in data and IP services. Core data and IP services revenue increased as a result of strong customer acceptance of our new service launches, as well as increased sales of existing services.
Also, this trend was evident for the six months ended June 30, 2008, where revenue from our core services increased $78.1 million, or 19.2%, over the same period in 2007 primarily due to the 30.9% growth in data and IP services. The investment in the nationwide fiber optic network and IP architecture has supported the growth of Wavelength and IP transit sales to business and retail customers. The investment in the next-generation equipment handling voice and data in an IP environment has supported the increase in sales of XOptions Flex.
Core integrated/voice services contain more mature integrated offerings such as XOptions Flex and Integrated Access, as well as traditional carrier long distance wholesale traffic. For the three and six months ended June 30, 2008, revenue from Core Integrated/Voice increased slightly compared to same periods in 2007 due to higher volume associated with carrier long distance traffic. This growth was partially offset by declines in traditional integrated offerings as customer demand has shifted to IP-enabled solutions such as XOptions Flex.
Legacy/TDM Services. The $40.7 million and $78.1 million increases in core services revenue during the three and six months ended June 30, 2008, respectively, were partially offset by the decrease in our legacy/TDM services revenue category. For the three and six months ended June 30, 2008, revenue from services in our legacy/TDM category decreased compared to the same periods in 2007; this reflects the transition and focus on core data and IP services. This decline in legacy service revenue is expected to continue as a result of our shift in sales focus. Our legacy/TDM services generated approximately one-third of our revenue during the three and six months ended June 30, 2008.
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

	Three Months Ended June 30,
		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Telecommunications services	$153,762	41.8%	$150,192	42.5%	$3,570	2.4%
Network operations	47,438	12.9	43,713	12.3	$3,725	8.5%
Pass-through taxes	12,072	3.3	13,181	3.7	$(1,109)	(8.4)%

Total cost of service	$213,272	58.0%	$207,086	58.5%	$6,186	3.0%

	Six Months Ended June 30,
		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Telecommunications services	$318,453	43.7%	$286,436	40.6%	$32,017	11.2%
Network operations	95,428	13.1	86,786	12.3	$8,642	10.0%
Pass-through taxes	27,734	3.8	25,263	3.6	$2,471	9.8%

Total cost of service	$441,615	60.6%	$398,485	56.5%	$43,130	10.8%

For the three months ended June 30, 2008 compared to the same period in 2007, telecommunications services costs increased by $3.6 million, due to an increased volume of wholesale long distance and growth in sales of our IP and data service of $18.1 million. This increase was partially offset by $10.2 million of incremental cost savings achieved through planned network optimization projects completed as of June 30, 2008 and $4.7 million cost benefit due to net changes in dispute balances and other accrued liabilities. Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include rehoming circuits to the nearest network POP, hubbing circuits onto the same transport facility, moving network facilities to lower cost providers, disconnection of capacity from third party providers which is no longer required and other similar actions which vary in type, size and duration.
For the three months ended June 30, 2008 compared to the same period in 2007, network operations costs increased 8.5% primarily due to a $2.9 million increase in the technical sites maintenance costs.
Cost of service for the six months ended June 30, 2008 increased $43.1 million over the six months ended June 30, 2007 predominantly due to the increase in telecommunications services costs in both dollars and as a percentage of total revenue. Telecommunications services costs increased $32.0 million during the six months ended June 30, 2008, compared to the same period in 2007 due to the increased growth in sales of our IP and data service, resulting in a $16.9 million increase, and the increased volume of wholesale long distance usage resulting in a $25.8 million increase. During the six months ended June 30, 2007, we revised our estimated cost of service related to the FCC’s Triennial Review Remand Order (“TRRO”) downward $13.8 million, creating a cost increase variance in 2008. These variances were partially offset by $21.3 million of incremental savings achieved through planned network optimization projects completed as of June 30, 2008 and a $6.3 million decrease due to net changes in dispute balances and other accrued liabilities. For the six months ended June 30, 2008, telecommunications services costs as a percentage of revenue increased three percentage points to 43.7%. Our revision to the TRRO 2007 estimate previously mentioned caused 2.2% of this increase in telecommunications services costs as a percentage of revenue.

For the six months ended June 30, 2008 compared to the same period in 2007, network operations costs increased by $8.6 million. This was primarily due to an increase in technical sites maintenance costs totaling $7.4 million.
Pass-through taxes increased by $2.5 million, a 9.8% change, for the six months ended June 30, 2008, compared to the same period in 2007. This was principally due to a $4.1 million error correction related to the years 2003 through 2006. We determined certain payments for taxes due to various state and local jurisdictions had been incorrectly recorded and concluded the correction was not material to any of the affected years and corrected the liability during the first quarter of 2008. The prior year charge was partially offset by a decline in current period pass through taxes, due to an increase in the number of customers claiming transaction based tax exemptions and a $1.4 million decline as a result of changes in the state tax rates.
Excluding the effects of future net dispute settlements and future changes in our liability estimates, if any, we anticipate our cost of service as a percentage of revenue for the remainder of 2008 will remain relatively consistent with the same periods in 2007.
Selling, General and Administrative
Selling, general and administrative expense (“SG&A”) includes expenses related to payroll, commissions, sales and marketing, information systems, general corporate office functions and collection risks. SG&A increased during the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to increased personnel related expenses. During 2007, in support of revenue growth related to our higher margin services, we significantly expanded our nationwide fiber optic network and related systems architecture with next-generation equipment. Corresponding to this growth, we expanded our sales and sales support functions necessary to provide our customer base with the highest levels of care and support. As a result, for the three months ended June 30, 2008 compared to the same period in 2007, payroll, benefits and other personnel related expenses and sales commission expense increased by $9.5 million. In addition, consulting expense increased $1.6 million due to consulting services related to our plans to refinance the long-term debt. These increases during the three months ended June 30, 2008 compared to the same period of 2007 were offset by declines in our provision for uncollectible accounts, business taxes and facility rent expenses. Our provision for doubtful accounts decreased $2.7 million as a result of the ongoing effect of several initiatives directed at collecting old, past due customer accounts and reducing the number of past-due active customer accounts. The $3.2 million reduction in taxes was primarily related to lower property taxes. Rent expense decreased $2.3 million due to the expiration of leases and increased sublease income as a result of sublease agreements executed for unused space.
For the six months ended June 30, 2008 compared to the same period in 2007, selling, general and administrative costs increased by $7.0 million. For the six month period payroll, benefits and other personnel related expenses and sales commission expense increased by $21.8 million and consulting services increased by $2.1 million due to consulting services related to our plans to refinance the long-term debt. These increases were offset by the following expense decreases: $5.5 million provision for uncollectible accounts, $5.3 million in legal related expenses, $4.0 million for business taxes and $4.1 million of net rent expenses. Our provision for doubtful accounts decreased due to the continuing success of the initiatives mentioned above. Legal related expenses declined due to lower legal professional services, reductions in legal and regulatory fees and favorable developments in ongoing litigation. The reduction in taxes was due to lower property taxes, licensing fees and a franchise tax refund. The decrease in rent expense was related to the expiration of leases and increased sublease income.

As a percentage of revenue, SG&A has remained consistent at approximately 35%. We anticipate SG&A as a percentage of revenue will decline during the second half of 2008 as a result of the full period effect of our cost cutting initiatives and increases in revenue.
Depreciation and Amortization
The decrease in depreciation and amortization expense was due to having no amortization expense during 2008. Amortization expense declined $4.8 million and $10.0 million, respectively, for the three and six months ended June 30, 2008, compared to the same periods in 2007 because our definite-lived intangible assets became fully amortized in the second quarter of 2007. Depreciation expense remained flat for the three and six months ended June 30, 2008 compared to the same periods in 2007.
Interest and Other Income
The $3.5 million decrease in interest and other income for the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to the receipt of $2.1 million during the second quarter of 2007 for the beneficial settlement of a legal matter. In addition, interest income decreased $1.3 million to $0.9 million for the three months ended June 30, 2008 related to the decrease in our cash balance.
Interest and other income for the six months ended June 30, 2008 decreased $0.4 million compared to the same period of 2007. Interest and other income for the six months ended June 30, 2008 included a $4.3 million realized gain on McLeodUSA common stock, as result of a stock conversion from the acquisition of McLeod by PAETEC and $1.7 million of interest income. Interest income declined $2.7 million from the six months ended June 30, 2007 to the same period of 2008 due to the decrease in our cash and cash equivalents and a decline in interest rates between respective periods.
Comparison of Segment Financial Results
Overview
We operate our business in two reportable segments: wireline services through XOC and wireless services through Nextlink. XOC and Nextlink offer telecommunications services delivered using different technologies to different target customers. We do not allocate interest and other income, interest expense, accretion of our preferred stock or income tax expense to our two reportable segments. Additional information about our reportable segments, including financial information, is included in Note 10 of our unaudited condensed consolidated financial statements in this Quarterly Report.
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

The following tables summarize XOC’s results of operations for the three and six months ended June 30, 2008 compared to the same periods in 2007 (dollars in thousands):

	Three Months Ended June 30,
		% of		% of
		XOC		XOC	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Revenue from external customers	$366,827	99.9%	$354,236	99.9%	$12,591	3.6%
Inter-segment revenue	112	0.1	53	0.1	$59	111.3%

Total revenue	366,939	100.0%	$354,289	100.0%	$12,650	3.6%
Cost and expenses
Cost of service*	212,105	57.8	206,564	58.3	$5,541	2.7%
Selling, general and administrative	126,139	34.4	124,026	35.0	$2,113	1.7%
Depreciation and amortization	46,954	12.8	51,046	14.4	$(4,092)	(8.0)%
(Gain) loss on disposition of assets	(878)	(0.2)	1,382	0.4	$2,260	163.5%

Total cost and expenses	384,320	104.7	383,018	108.1	$1,302	0.3%

Segment loss	$(17,381)	(4.7)%	$(28,729)	(8.1)%	$(11,348)	39.5%

Capital expenditures	$51,520	14.0%	$65,802	18.6%	$(14,282)	(21.7)%

	Six Months Ended June 30,
		% of		% of
		XOC		XOC	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Revenue from external customers	$727,387	99.9%	$704,119	99.9%	$23,268	3.3%
Inter-segment revenue	195	0.1	126	0.1	$69	54.8%

Total revenue	727,582	100.0%	$704,245	100.0%	$23,337	3.3%
Cost and expenses
Cost of service*	439,142	60.4	397,690	56.5	$41,452	10.4%
Selling, general and administrative	250,210	34.4	243,636	34.6	$6,574	2.7%
Depreciation and amortization	92,280	12.7	101,878	14.5	$(9,598)	(9.4)%
(Gain) loss on disposition of assets	(832)	(0.1)	1,105	0.2	$1,937	175.3%

Total cost and expenses	780,800	107.3	744,309	105.7	$36,491	4.9%

Segment loss	$(53,218)	(7.3)%	$(40,064)	(5.7)%	$13,154	(32.8)%

Capital expenditures	$114,886	15.8%	$106,599	15.2%	$8,287	7.8%

*	exclusive of depreciation and amortization
Because XOC earned substantially all of our revenue and incurred the majority of our costs and expenses for the three and six months ended June 30, 2008 and 2007, the discussion of our consolidated operations under the heading “Results of Operations” above may be used to explain the comparison of financial results for our XOC segment.
Capital Expenditures
Capital expenditures for the three months ended June 30, 2008 decreased 21.7% to $51.5 million, due to XOC’s significant investment in strategic, growth-related capital projects during 2007, supporting the growth of the business. Our capital expenditures for the six month period ended June 30, 2008 were $114.9 million.
Nextlink
Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 major markets in the United States. For a complete list of the wireless spectrum held by Nextlink and the markets covered, refer to the section entitled “Wireless Business Services” in Item 1, Business of our 2007 Annual Report. Currently Nextlink has entered into agreements to provide services in several states including California, Illinois, Massachusetts, Texas, Virginia and Washington D.C., and expects to launch services in additional markets over the next two years. During 2008 Nextlink is focusing its marketing efforts in a few carefully selected markets to drive the growth in revenue. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to 13 miles. For the six months ended June 30, 2008, Nextlink’s top three customers accounted for approximately 80% of Nextlink’s revenue. One of these customers was XOC, an affiliate.
LMDS License Renewals. As previously disclosed in the 2007 Annual Report, Nextlink holds 91 LMDS licenses in 75 BTAs which are up for renewal in 2008. By Public Notice Released August 6, 2008, the FCC announced it has granted renewal of 40 of Nextlink’s LMDS licenses with another 42 renewal requests by Nextlink still pending at the FCC. Nextlink expects to file the remaining license renewals over the next few months.
Demonstrations of Substantial Service. In order to secure renewal of its LMDS licenses, Nextlink must generally be in compliance with all relevant FCC rules and demonstrate that it is providing “substantial service” in its licensed areas. To that end, during 2007, Nextlink petitioned the FCC for an extension of its substantial service requirements for 48 of its 91 LMDS licenses (including 18 of its A Band LMDS licenses and all 30 of its B Band LMDS licenses). On April 11, 2008 the FCC granted Nextlink’s extension request to demonstrate substantial service until June 1, 2012 for the 48 LMDS licenses for which Nextlink sought an extension. In another action by the FCC, on April 15, 2008, the FCC approved Nextlink’s successful demonstration of substantial service in an additional 30 of Nextlink’s LMDS licensed markets. With respect to pending substantial service filings, as of June 30, 2008, Nextlink had substantial service showings for seven additional LMDS licensed markets pending at the FCC. On August 5, 2008, Nextlink filed substantial service demonstrations for an additional two LMDS licensed markets, bringing the post-quarter total of pending substantial service filings at the FCC to nine. Nextlink plans to file the substantial service demonstrations with the FCC on its remaining four LMDS licenses in the next few months.

The following tables contains certain financial data related to our Nextlink segment for the three and six months ended June 30, 2008, compared to the same periods in 2007 (dollars in thousands):

	Three Months Ended June 30
		% of		% of
		Nextlink		Nextlink	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Revenue from external customers	$543	55.7%	$116	38.3%	$427	368.1%
Inter-segment revenue	431	44.3	187	61.7	$244	130.5%

Total revenue	974	100.0	303	100.0	$671	221.5%
Cost and expenses
Cost of service*	1,710	175.5	763	251.8	$947	124.1%
Selling, general and administrative	2,307	236.9	1,940	640.2	$367	18.9%
Depreciation and amortization	185	19.0	95	31.4	$90	94.7%

Total cost and expenses	4,202	431.4	2,798	923.4	$1,404	50.2%

Segment loss	$(3,228)	(331.4)%	$(2,495)	(823.4)%	$733	(29.4)%

Capital expenditures	$1,699	174.4%	$2,509	828.1%	$(810)	(32.3)%

	Six Months Ended June 30
		% of		% of
		Nextlink		Nextlink	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Revenue from external customers	$1,132	61.3%	$168	31.9%	$964	573.8%
Inter-segment revenue	714	38.7	358	68.1	$356	99.4%

Total revenue	1,846	100.0	526	100.0	$1,320	251.0%
Cost and expenses
Cost of service*	3,382	183.2	1,279	243.2	$2,103	164.4%
Selling, general and administrative	4,561	247.1	4,128	784.8	$433	10.5%
Depreciation and amortization	388	21.0	176	33.5	$212	120.5%

Total cost and expenses	8,331	451.3	5,583	1,061.4	$2,748	49.2%

Segment loss	$(6,485)	(351.3)%	$(5,057)	(961.4)%	$1,428	28.2%

Capital expenditures	$3,638	197.1%	$2,830	538.0%	$808	28.6%

*	exclusive of depreciation and amortization
Revenue
Total revenue for the three months ended June 30, 2008 increased compared to the same period in 2007 due to more spectrum leases, increased revenue from resellers such as XOC and equipment component sales. Revenue was earned from leasing spectrum, delivering wireless backhaul, access, and network redundancy and diversity services across several markets including Boston, Chicago, Dallas, Houston, Los Angeles, and Washington, D.C.
Revenue for the six months ended June 30, 2008 more than tripled compared to the same period in 2007 to $1.8 million as a result of leasing more spectrum, increased revenue from resellers such as XOC and equipment component sales. We expect revenue to continue to increase during 2008 as Nextlink continues to sell services into existing markets and builds out a wireless backhaul network for a major wireless carrier. The FCC has approved the majority of our substantial service and license extension filings.
Cost of Service (exclusive of depreciation and amortization)
Nextlink’s cost of service for the three months ended June 30, 2008 increased compared to the same period in 2007 primarily because of increased rent expense on real estate leases for points of presence and increased personnel costs to operate and support the growing network. The increase in cost of service for the six months ended June 30, 2008 over the six months ended

June 30, 2007 was primarily due to a $1.2 million increase in real estate related expenses and $0.9 million increase in network operations expenses. It is anticipated that cost of service initially will exceed revenue from customers since real estate related expenses may be incurred before any revenue is generated from the sites being leased.
Depreciation and Amortization
Depreciation and amortization expense increased during the three and six months ended June 30, 2008, compared to the same periods in 2007 due to the expansion of its wireless network in markets where it holds LMDS licenses.
Capital Expenditures
Capital expenditures for the three months ended June 30, 2008 decreased 32.3% over the same period of the prior year to $1.7 million, because of equipment purchases to support network expansion in 2007. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007 capital expenditures increased 28.6% due to investments related to civil construction and installation activity for license preservation.
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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP was issued to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS 141R. FSP 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. Except for disclosure requirements, FSP 142-3 can only be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the impact of FSP 142-3.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in conformity with GAAP. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the impact the adoption of SFAS 162 will have on our consolidated financial statements.
Regulatory
For additional information regarding the regulatory matters affecting our business, see the “Regulatory Overview” subsection in the Managements Discussion and Analysis included in Part II, Item 7 of our 2007 Annual Report. Other than as discussed below, during the six months ended June 30, 2008, there was no new material activity related to regulatory matters.
FCC Regulation of Wireless Services. For discussion of FCC approval of Nextlink’s demonstrations of substantial service in licensed areas and LMDS license extensions granted see “Comparison of Segment Financial Results — Nextlink” section above in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Additional Federal Regulations
VoIP 911 Regulation. On June 3, 2005, the FCC imposed 911 regulations on “interconnected VoIP services.” On July 23, 2008, the President of the United States signed HR 3403, the New and Emerging Technologies 911 Improvement Act of 2008. The bill ensures that providers of interconnected Voice-over-Internet-Protocol (“VoIP”) services have the same liability protections when handling 911 calls as those available to mobile and land-line telephone service providers. Specifically, VoIP providers would be indemnified for acts or omissions involving emergency calls to medical or law enforcement service providers. The bill instructs the FCC to adopt regulations implementing the provisions of HR 3403 within 90 days. It is not possible to predict how the FCC’s rules will be amended.
Qwest Petition for Forbearance from Unbundling Requirements. On April 27, 2007, pursuant to section 10 of the Communications Act of 1934, as amended (the “Communications Act”), Qwest filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations in four markets: Denver, Minneapolis, Phoenix and Seattle. On July 25, 2008, the FCC adopted a Memorandum Opinion and Order denying Qwest’s four petitions in their entirety. On July 29, 2008, Qwest filed an appeal of the FCC’s decision with the U.S. Court of Appeals for the DC Circuit.
Intercarrier Compensation Reform and Treatment of VoIP Services. On July 8, 2008, the United States Court of Appeals for the District of Columbia issued a writ of mandamus in In re: Core Communications Inc., directing the FCC to either justify its intercarrier compensation rules for traffic bound for internet service providers (“ISPs”) or such rules will be vacated on November 6, 2008. On July 17, 2008, AT&T filed with the FCC:
1) a letter addressing comprehensive intercarrier compensation reform;
2) a petition for an interim declaratory ruling, pending adoption of comprehensive reform of intercarrier compensation, to address the appropriate compensation that applies when traffic that originates in the internet protocol is terminated to a party served by the public switched telephone network (“PSTN”) and when PSTN-originated traffic is terminated to a party served by an IP-based network (collectively, “VoIP traffic”); and
3) a letter urging the FCC to formally extend the preemptive effect of the Memorandum Opinion and Order, Vonage Holdings Corporation Petition for Declaratory Ruling Concerning an Order of the Minnesota Public Utilities Commission, 19 FCC Rcd 22404 (2004) to fixed-location VoIP service.
Comments on AT&T’s petitions for interim declaratory ruling are due on August 14, 2008, and reply comments are due August 25, 2008. We cannot predict what, if any, actions the FCC will take regarding AT&T’s proposals specifically or what other steps it will take by November 5, 2008 with regard to intercarrier compensation or the effect this will have on the future financial results of our Company.
Additional State and Local Regulation
State Commission Financing Filings. Pursuant to the note purchase agreement with Arnos, XO Communications, LLC’s obligations under the Arnos note are guaranteed by us and certain of our subsidiaries. Some states require companies that are authorized to provide telecommunications services in the state and that seek to guarantee debt to obtain approval by the state public utilities commission (“PUC”) or to notify or register with the PUC. The note purchase agreement contemplates that XO Communications Services, Inc. (“XOCS”), a subsidiary of XOH, will become a guarantor following the receipt of required PUC approvals. Following execution of the note purchase agreement, XOCS filed applications for approval by PUCs in the following states: Arizona, Delaware, Georgia, Hawaii, Indiana, New Jersey, New York, Tennessee and West Virginia. Applications in all of these states have been approved, with the exception of the Arizona application which is currently pending. XOCS filed notifications or registrations in the following jurisdictions: District of Columbia, Kansas, Maine, Nebraska, New Hampshire, New Mexico, North Carolina, Pennsylvania, Rhode Island, South Dakota and Vermont. No further action is required in these notification states.
XO Complaints Against Verizon. On April 18, 2008, XO Communications Services, Inc. (“XOCS”), a wholly owned subsidiary of XO Communications LLC, filed formal complaints against Verizon New England Inc. and Verizon Pennsylvania Inc, before the Massachusetts’ Department of Telecommunications and Cable and the Pennsylvania Public Utilities Commission respectively. On July 11, 2008, XO Virginia, LLC (“XOVA”), along with several other competitive carriers, filed a formal complaint against Verizon Virginia Inc. before the Virginia State Corporation Commission. In the complaints, XOCS and XOVA claimed that Verizon was erroneously, and in violation of its tariff, assessing switched access dedicated tandem trunk port charges on local interconnection trunks used to jointly provide switched access services to third party interexchange carriers. Verizon has filed answers in the Massachusetts and Pennsylvania complaint proceedings denying XOCS’ claims and setting forth an affirmative defense. In Virginia, Verizon’s answer is not yet due. The likely outcomes of these proceedings are not known at this time.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
For the information required by this item, see Part II, Item 7A of our 2007 Annual Report. There have been no material changes in our market risk as of June 30, 2008 from those disclosed in our 2007 Annual Report.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
XOH is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort and employment matters, which arise in the ordinary course of its business. XOH believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.
Allegiance Telecom Liquidating Trust Litigation
As previously disclosed in its periodic reports filed with the SEC, in August 2004, XOH filed an administrative claim against Allegiance Telecom, Inc. (“Allegiance”) in the United States Bankruptcy Court, Southern District of New York, as part of the Allegiance Chapter 11 proceedings. XOH has demanded that the Allegiance Telecom Liquidating Trust (the “ATLT”) pay us approximately $50 million based on various claims arising from our acquisition of Allegiance in 2004. The ATLT filed a counterclaim against XOH claiming damages in the amount of approximately $100 million, later reduced to $27.8 million. The Bankruptcy Court hearing was concluded on May 5, 2005.
On February 2, 2007, the Bankruptcy Court entered a corrected order regarding the claims of the parties pursuant to which, among other things, the Bankruptcy Court referred XOH and the ATLT to an accounting referee to resolve the parties’ dispute regarding the correct computation of the working capital purchase price adjustment. The parties selected the referee from the firm of Alvarez & Marsal Dispute Analysis & Forensic Services, LLC, and have presented documents and briefs for the referee’s consideration. On April 25, 2008, the referee issued an interim decision indicating that he believed XOH had access to ATLT books and records prior to July 8, 2004, and therefore XOH’s working capital claim of $1.3 million submitted on July 8, 2004 could not be amended despite XOH’s claim (and the Bankruptcy Court findings) that it had been denied access to these books and records. Additional information regarding the working capital calculations was submitted to the referee on July 7, 2008.
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
Houlihan Lokey Howard and Zukin Capital LLC
On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for approximately $19 million represents HLHZ’s claim for advising management in the Company’s financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and XOH objected to the fee claim on the grounds that, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOH for $2.0 million, which it had previously paid, and ordered XOH to pay the difference to HLHZ. XOH paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York upheld the Bankruptcy Court decision. On May 29, 2007, HLHZ filed notice of appeal to the 2nd Circuit. All appellate briefs have been filed. No hearing date has been set. A court hearing for the argument has been set by the 2nd Circuit Court of Appeals for October 7, 2008.
Nashville Electric Service
On June 5, 2008, the Nashville Electric Service, part of Metro, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a fiber optics license agreement, commonly referred to as a “pole attachment” agreement, previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in the Company’s fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either 4% of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid to NES under the “gross revenue” provisions. The pole attachment expired in January of 2005, and NES has refused to renegotiate the terms of the pole attachment agreement, and has attempted to treat the agreement as extending from month-to-month, although no such provisions exist in the pole attachment agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment, and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court. On June 30, 2008, NES filed a motion to remand the case back to state court. (XOCS has also filed a response in opposition of the motion to remand, and NES has filed a reply to XOCS’ response.) On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim.
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
Risks Related to Liquidity, Financial Resources, and Capitalization
We have incurred a net loss in the past and may not generate funds from operations or financing activities sufficient to meet all of our operating or capital cash requirements.
For each period since inception, we have incurred net losses. For the years ended December 31, 2007, 2006 and 2005 our net losses allocable to common stockholders were approximately $129.9 million, $143.8 million and $159.2 million, respectively. As of June 30, 2008, we had debt and accrued interest outstanding of $470.5 million.
On July 25, 2008, we completed a $780.0 million financing transaction in which we issued and sold shares from two new series of preferred stock to affiliates of our Chairman. As a result of this financing, all our indebtedness for borrowed money (inclusive of accrued interest), amounting to approximately $395 million under our Credit Facility as well as approximately $78 million under the Promissory Note has been retired in full. We intend to use the remaining cash proceeds from the transaction, in the amount of $306.9 million (before deduction of transaction expenses) to fund our long-term strategic growth plan and for working capital. In addition, the terms of our Class A Convertible Preferred Stock provide that on January 15, 2010, we shall redeem in cash all of the shares of 6% Convertible Preferred Stock then outstanding at a redemption price equal to 100% of its liquidation preference. We do not currently intend to use any of the proceeds from the financing transaction to redeem any shares of our 6% Class A Convertible Preferred Stock. We have not yet determined how we will secure the funds necessary to redeem the 6% Class A Convertible Preferred Stock and expect that the redemption will depend on market conditions between now and the date of final redemption, as well as other factors. There can be no assurance that, when the 6% Class A Convertible Preferred Stock is required to be redeemed, we will have the cash available to redeem the Preferred Stock.
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
In the first quarter of 2008, this risk factor was affected when the Settlement Agreement was approved by the Chancery Court on March 31, 2008. The Settlement Agreement provided for the global settlement of litigation initiated by certain of our minority stockholders against us and certain of our current and former directors; and in connection therewith, we, among other things, obtained (1) the reduction by one hundred fifty (150) basis points of the interest on the debt under the Credit Facility, accruing on or after January 1, 2008 through the due date of July 15, 2009, and (2) the waiver, through the due date of July 15, 2009, of any breach of the financial covenants in Section 6.6 of our Credit Facility, including the EBITDA (as defined in our Credit Facility) and minimum unrestricted cash balance covenants. Waiver of the EBITDA and minimum unrestricted cash balance covenants in our Credit Facility relieved us from immediate concerns relating to the reclassification of our long-term debt to short term debt. The Chancery Court’s order approving the Settlement Agreement became final on April 30, 2008. Subsequently on July 25, 2008, as a result of our $780.0 million financing transaction, the Credit Facility was retired in full.
Risks Related to our Wireless Operations
Our spectrum licenses may not be renewed upon expiration, which could harm our business.
Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. The renewal dates for Nextlink’s 39 GHz licenses are in 2010. Nextlink’s 91 LMDS licenses are up for renewal in 2008. By Public Notice Released August 6, 2008, the FCC announced it has granted renewal of 40 of these licenses. Nextlink has another 42 renewal requests still pending at the FCC and plans to file the remaining license renewals over the next few months. Failure to renew its licenses could have a significant adverse effect on Nextlink’s operations and financial results.
In order to secure renewal of its LMDS licenses, Nextlink must generally be in compliance with all relevant FCC rules and demonstrate that it is providing “substantial service” in its licensed areas. To that end, during 2007, Nextlink petitioned the FCC for an extension of its substantial service requirements for 48 of its 91 LMDS licenses (including 18 of its A Band LMDS licenses and all 30 of its B Band LMDS licenses). On April 11, 2008 the FCC granted Nextlink’s extension request to demonstrate substantial service until June 1, 2012 for the 48 LMDS licenses for which Nextlink sought an extension. In another action by the FCC, on April 15, 2008, the FCC approved Nextlink’s successful demonstration of substantial service in an additional 30 of Nextlink’s LMDS licensed markets. With respect to pending substantial service filings, as of the date of this filing, Nextlink had substantial service showings for nine additional LMDS licensed markets pending at the FCC. Failure to demonstrate substantial service in any licensed market where the FCC has not already approved a substantial service showing could have a significant adverse effect on Nextlink’s operations and financial results. Over the next several months, Nextlink plans to continue to submit filings with the FCC demonstrating substantial service requirements for its remaining LMDS licenses in those few remaining markets which were not subject to an LMDS Coalition Petition for Extension.1 While management expects that we will be able to demonstrate that Nextlink is providing substantial service for the remaining LMDS licenses, there is no assurance that Nextlink will receive FCC approval of its substantial service demonstration.
An entity owned and controlled by our Chairman is our majority stockholder.
An entity owned and controlled by the Chairman of our board of directors filed an amendment to its Schedule 13D with the SEC on July 26, 2008 disclosing that the Chairman’s beneficial ownership of XOH’s common stock was approximately 87.8% as of such date. As a result, the Chairman has the power to elect all of our directors. Under applicable law and our certificate of incorporation and by-laws, certain actions can be taken with the approval of holders of a majority of our voting stock, including mergers, sale of substantially all of our assets and amendments to our certificate of incorporation and by-laws.
Future sales or issuances of our common stock could adversely affect our stock price and/or our ability to raise capital.
Future sales or issuances of substantial amounts of our common stock, or the perception that such sales or issuances could occur, could adversely affect the prevailing market price of the common stock and our ability to raise capital. As of June 30, 2008, there were 182,075,035 shares of our common stock outstanding.
There are also options outstanding to purchase approximately 9,700,000 shares of our common stock that have been reserved for issuance under the XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) as of June 30 2008. Unless surrendered or cancelled earlier under the terms of the 2002 Plan, those options will begin to expire in 2013. In addition, the 2002 Plan authorizes future grants of options to purchase our common stock, or awards of our restricted common stock, with respect to approximately 6,000,000 additional shares of our common stock.
As of June 30, 2008, 4,000,000 shares of our 6% Class A Convertible Preferred Stock were outstanding. At such time, such shares of Class A Preferred Stock were convertible into 54,636,765 shares of our common stock. However, pursuant to the terms of the Class A Preferred Stock, the number of shares of common stock into which the Class A Preferred Stock is convertible increases quarterly. A majority of the Class A Preferred Stock is held by Cardiff, an affiliate of the Chairman,

[1]	An LMDS coalition filed for an extension of named member companies’ substantial service requirements on June 14, 2007. In order to utilize its resources in the most efficient manner possible, Nextlink joined this coalition and, on October 10, 2007, petitioned the FCC for extension of its B Band LMDS licenses. Subsequently, Nextlink petitioned the FCC for extension of its substantial service requirements for 18 of its A Band licenses.

and the remainder is held by various stockholders. Cardiff and such stockholders have the right to require us to register the Class A Preferred Stock and the shares of common stock into which it is convertible under the Securities Act, and to include such Preferred Stock and/or common stock in certain registration statements filed by us from time to time. As of June 30, 2008, approximately half of the Class A Preferred Stock shares have been registered.
On July 25, 2008, 555,000 shares of our 7% Class B Convertible Preferred Stock were issued to affiliates of our Chairman. These shares are convertible after July 25, 2009, subject to a possible extension of no more than 90 days, at the option of the holder into shares of our common stock. At July 25, 2008, the issue date, the Class B Preferred Stock was convertible into 370,000,000 shares of our common stock. However, pursuant to the terms of the Class B Preferred Stock, the number of shares of common stock into which the Class B Preferred Stock is convertible increases quarterly unless we elect to pay cash dividends in lieu of such accretion for any quarterly period. The holders of the Class B Convertible Preferred Stock have the right to require us to register the Class B Convertible Preferred Stock and the shares of common stock into which it is convertible under the Securities Act, and to include such Preferred Stock and/or common stock in certain registration statements filed by us from time to time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The XO Holdings, Inc. annual meeting of stockholders was held on June 24, 2008 in New York. The stockholders elected the following individuals to the Board of Directors for the succeeding year and until their successors are duly qualified and elected:

	Votes For	Votes Withheld
Carl C. Icahn	155,591,700	25,023,324
Carl J. Grivner	158,128,112	22,486,912
Peter Shea	158,145,179	22,469,845
Adam Dell	162,760,351	17,854,673
Vincent J. Intrieri	162,758,903	17,855,121
Keith Meister	158,138,746	22,476,278
Robert Knauss	160,440,979	20,174,045
Fredrik Gradin	158,116,204	22,498,820
Item 5. Other Information.
None.
Item 6. Exhibits.
The items listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	XO HOLDINGS, INC.
	By:	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (incorporated herein by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.3	Bylaws of XO Holdings, Inc. (incorporated herein by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

4.1	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 7% Class B Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof **

4.2	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 9.50% Class C Perpetual Preferred Stock and Qualifications, Limitations and Restrictions Thereof **

10.1	Promissory note, dated as of March 13, 2008, executed by XO Communications, LLC in favor of Arnos Corp. *

10.2	Stipulation and Agreement of Compromise, Settlement and Release, approved by the Delaware Court of Chancery on March 31, 2008, among XO Holdings, Inc. and certain minority stockholders *

10.3	Amendment No. 2 and Waiver to Amended and Restated Credit and Guaranty Agreement dated May 9, 2008 between XO Communications, LLC, its subsidiaries and Arnos Corp., as Requisite Lenders*

10.4	Stock Purchase Agreement**

10.5	Registration Rights Agreement**

10.6	Tax Allocation Agreement**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act as amended (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated herein by reference to Form 10-Q for the quarter ended March 31, 2008.

**	Incorporated herein by reference to the Current Report on Form 8-K filed on July 28, 2008.