Form 10-Q
period 2008-09-30
XO HOLDINGS INC
filed 2008-11-10
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of November 5, 2008 was 182,075,035.

XO HOLDINGS, INC.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
XO Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$319,076	$108,075
Marketable securities	37,015	885
Accounts receivable, net of allowance for doubtful accounts of $8,532 at September 30, 2008 and $10,116 at December 31, 2007	134,812	131,705
Prepaid expenses and other current assets	43,595	30,928

Total current assets	534,498	271,593
Property and equipment, net	734,304	720,396
Goodwill and other intangible assets, net	53,515	53,515
Other assets	42,292	44,622

Total Assets	$1,364,609	$1,090,126

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$97,287	$106,488
Accrued liabilities	228,933	252,217

Total current liabilities	326,220	358,705
Long-term debt and accrued interest payable	—	377,213
Other long-term liabilities	69,526	67,050

Total Liabilities	395,746	802,968
Class A convertible preferred stock	256,080	244,811
Class B convertible preferred stock	563,907	—
Class C perpetual preferred stock	195,403	—

Commitments and contingencies

Stockholders’ Equity
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized; 4,000,000 shares of Class A convertible preferred stock issued and outstanding on September 30, 2008 and December 31, 2007; 555,000 shares of Class B convertible preferred stock issued and outstanding on September 30, 2008 and none issued as of December 31, 2007; 225,000 shares of Class C perpetual preferred stock issued and outstanding on September 30, 2008 and none issued as of December 31, 2007	—	—
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000,000 shares authorized; 182,075,035 shares issued and outstanding on September 30, 2008 and December 31, 2007	960,456	953,427
Accumulated deficit	(1,006,983)	(911,080)

Total Stockholders’ (Deficit) Equity	(46,527)	42,347

Total Liabilities, Preferred Stock and Stockholders’ Equity	$1,364,609	$1,090,126

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue	$373,925	$360,682	$1,102,444	$1,064,969

Cost and expenses
Cost of service (exclusive of depreciation and amortization)	210,925	199,398	652,540	597,881
Selling, general and administrative	119,921	132,716	374,692	380,481
Depreciation and amortization	47,847	44,834	140,515	146,887
Loss (gain) on disposition of assets	796	1,063	(37)	2,169

Total costs and expenses	379,489	378,011	1,167,710	1,127,418

Loss from operations	(5,564)	(17,329)	(65,266)	(62,449)

Interest and other income	1,855	1,558	3,783	8,001
Interest expense, net	(3,871)	(9,904)	(22,135)	(27,730)
Investment (loss) gain, net	(15,408)	21,518	(11,302)	21,518

Net loss before income taxes	(22,988)	(4,157)	(94,920)	(60,660)
Income tax expense	(299)	(305)	(983)	(805)

Net loss	(23,287)	(4,462)	(95,903)	(61,465)
Preferred stock accretion	(15,021)	(3,593)	(22,478)	(10,622)

Net loss allocable to common shareholders	$(38,308)	$(8,055)	$(118,381)	$(72,087)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.21)	$(0.04)	$(0.65)	$(0.40)

Weighted average shares, basic and diluted	182,075,035	182,075,035	182,075,035	182,039,403

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
OPERATING ACTIVITIES:
Net loss	$(95,903)	$(61,465)
Depreciation and amortization	140,515	146,887
(Gain) loss on disposal of assets	(37)	2,169
Accrual of interest expense	20,829	29,902
Provision for doubtful accounts	7,963	15,312
Stock-based compensation	1,185	1,430
Non-cash loss on marketable securities	11,302	—
Gain from investments	—	(21,518)
Changes in assets and liabilities
Accounts receivable	(11,070)	(15,158)
Other assets	(14,118)	(2,402)
Accounts payable	10,011	(4,280)
Accrued liabilities	(15,946)	(10,841)

Net cash provided by operating activities	54,731	80,036

INVESTING ACTIVITIES:
Capital expenditures	(174,998)	(174,808)
Proceeds from fixed assets sales	1,400	—
Payments for marketable securities purchases	(42,775)	—
Proceeds from marketable securities sales	132	—
Proceeds from recovery of investment	—	21,518

Net cash used in investing activities	(216,241)	(153,290)

FINANCING ACTIVITIES:
Proceeds from preferred stock issuance	329,242	—
Proceeds from related party note	75,000	—
Repayments of long-term debt	(22,285)	—
Financing costs	(4,523)	—
Payments on capital leases	(4,923)	(4,795)
Proceeds from employee stock option exercises	—	368

Net cash provided by (used in) financing activities	372,511	(4,427)

Net increase (decrease) in cash and cash equivalents	211,001	(77,681)
Cash and cash equivalents, beginning of period	108,075	168,563

Cash and cash equivalents, end of period	$319,076	$90,882

SUPPLEMENTAL DATA:
Cash paid for interest	$918	$856
Cash paid for income taxes	$900	$—
Accrued interest converted to long-term debt	$20,829	$29,902
Non-cash debt extinguishment through issuance of preferred stock	$450,758	$—
Increase in additional paid in capital related to extinguishment of debt through the issuance of preferred stock	$30,491	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
XO Holdings, Inc. together with its consolidated subsidiaries (“XOH” or the “Company”) is a leading facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. XOH operates its business in two reportable segments through two primary operating subsidiaries. XO Communications, LLC operates the Company’s wireline business under the trade name “XO Communications” (“XOC”). Nextlink Wireless, Inc. (“Nextlink”) operates the Company’s wireless business. See Note 12 for further information on the Company’s reportable segments.
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared according to United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. As a result, the accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (of a normal recurring nature except as described in the notes below) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. Operating results for any interim period are not necessarily indicative of the results for any subsequent interim period or for the full year ending December 31, 2008.
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Examples of reported amounts containing such estimates and assumptions include property and equipment, carrying value of goodwill and other intangible assets, allowance for uncollectible accounts, estimates of cost of service obtained from third parties, and accruals associated with underutilized leased properties. Actual results could differ from these estimates.
The Company’s condensed consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All inter-company transactions among consolidated entities have been eliminated.
Changes in Accounting Estimates
During 2007, the Company evaluated and revised its estimate for certain accrued balances for cost of service provided by other telecommunication carriers under the Triennial Review Remand Order (“TRRO”). For the three and nine months ended September 30, 2007, these favorable estimate revisions resulted in reductions to loss from operations and net loss of $8.6 and $22.4 million, respectively, or $0.05 and $0.12 per basic and diluted share, respectively.

During the three months ended September 30, 2007, the Company revised certain liability estimates related to on-going litigation. These estimate revisions resulted in increases to loss from operations and net loss of $8.0 million or $0.04 per basic and diluted share. During the nine months ended September 30, 2008, this litigation was settled resulting in a decrease to loss from operations and net loss of $4.5 million, or $0.02 per basic and diluted share.
Transaction Based Taxes and Other Surcharges
The Company records certain transaction based taxes and other surcharges on a gross basis. For the three months ended September 30, 2008 and 2007, revenue and expenses included taxes and surcharges of $3.8 million and $4.4 million, respectively. For the nine months ended September 30, 2008 and 2007, revenue and expenses included taxes and surcharges of $11.2 million and $13.1 million, respectively.
Error Correction
In the first quarter of 2008, the Company determined that during each year between 2003 and 2006, it had incorrectly recorded certain payments for taxes due to various state and local jurisdictions. In certain cases taxes were overpaid and in other cases taxes were recorded as a reduction in liabilities rather than current expense. The Company concluded that the effects of the errors were not material to any of the affected years and recorded the correction in operating expenses and current assets and liabilities in March 2008. As a result, the Company’s loss from operations and net loss was increased by $4.1 million, or $0.02 per basic and diluted share, for the nine months ended September 30, 2008.
Reclassification
Certain prior year amounts have been reclassified to conform to current year presentation. During 2007, the Company determined that certain transaction based taxes previously reported on a net basis in the accompanying condensed consolidated statements of operations should have been reported on a gross basis as a separate component of revenue and cost of service. For the three and nine months ended September 30, 2007, the Company reclassified $1.3 million and $4.2 million, respectively, including these amounts as a component of revenue and cost of service.
Historically, the Company included costs related to network operations, repairs and maintenance, costs necessary to maintain rights-of-way and building access as well as certain other network operations functions as a component of selling, operating and general expenses. For the three and nine months ended September 30, 2007, the Company reclassified $57.2 million and $166.3 million, respectively, of these costs from selling, operating and general expense to cost of service and renamed its selling, operating and general expense category to selling, general and administrative expense. The Company believes that reclassifying these expense categories into cost of service better matches the relationship of the costs with the corresponding revenue and is consistent with current period presentation.
These reclassifications did not have any impact on each period’s respective loss from operations, net loss, net loss allocable to common shareholders or net loss allocable to common shareholders per common share, basic and diluted.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Generally, SFAS 157 is effective January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Although the adoption of SFAS 157 did not have an impact on the Company’s financial position or results of operations, the Company is now required to provide additional disclosures as part of its financial statements, see Note 3.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.
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
In April 2008, the FASB issued FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 was issued to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R, Business Combinations. FSP 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. Except for disclosure requirements, FSP 142-3 can only be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the impact of FSP 142-3.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in conformity with GAAP. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.
2. COMPREHENSIVE LOSS
Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(23,287)	$(4,462)	$(95,903)	$(61,465)
Other comprehensive loss:
Loss reclassified into earnings	2,255	—	—	—
Net unrealized loss on investments	—	(360)	—	(1,200)

Comprehensive loss	$(21,032)	$(4,822)	$(95,903)	$(62,665)

3. FAIR VALUE MEASUREMENTS
The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. As of September 30, 2008, the Company held marketable securities that are required to be measured at fair value on a recurring basis. SFAS 157 requires fair value measurement be classified and disclosed in one of three categories: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows (in thousands):

Quoted Prices in Active Markets (Level 1)
Available-for-sale securities
Equity securities	$15,848
Corporate debt securities	21,167

Total marketable securities	$37,015

During the three months ended March 31, 2008, an investment in a non publicly traded equity security, which previously had been included within other non-current assets, was converted into a publicly traded equity security as a result of an acquisition. Upon conversion, the Company classified the investment as an available-for-sale marketable equity security and recorded an unrealized gain on the investment of $4.3 million.
During the three months ended September 30, 2008, the Company purchased $42.8 million of marketable securities for investment purposes. Investment (loss) gain, net for the three months ended September 30, 2008 includes a $15.4 million impairment of marketable securities for an other-than-temporary decline in fair market value. The impairment loss is comprised of a $13.4 million loss on the equity securities and a $2.0 million loss on the corporate debt securities. The debt securities have maturities between 5 and 10 years.
Investment (loss) gain, net for the three and nine months ended September 30, 2007 includes the receipt of the $21.5 million final distribution related to a settlement agreement in JPMorgan Chase Bank v. Gary Winnick et al associated with the Company’s holding of Global Crossing debt securities.
4. LONG-LIVED ASSETS
The Company’s long-lived assets include property and equipment, broadband wireless licenses and identifiable intangible assets to be held and used.

Property and Equipment
Property and equipment consisted of the following components (in thousands):

	September 30, 2008	December 31, 2007
Telecommunications networks and acquired bandwidth	$1,186,747	$1,056,102
Furniture, fixtures, equipment and other	365,556	340,004

	1,552,303	1,396,106
Less: accumulated depreciation	(893,411)	(757,677)

	658,892	638,429
Construction-in-progress, parts and equipment	75,412	81,967

Property and equipment, net	$734,304	$720,396

Depreciation expense was $47.8 million and $44.8 million for the three months ended September 30, 2008 and 2007, respectively. Depreciation expense was $140.5 million and $136.9 million for the nine months ended September 30, 2008 and 2007, respectively. Assets classified as construction-in-progress, parts and equipment are not being depreciated as they have not yet been placed in service. During the three months ended September 30, 2008 and 2007, the Company capitalized interest on construction costs of $0.1 million and $0.9 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company capitalized interest on construction costs of $1.5 million and $3.3 million, respectively.
Broadband Wireless Licenses and Other Intangibles
Intangible assets consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	127,560	127,560
Less: accumulated amortization	(127,560)	(127,560)

	—	—
Broadband wireless licenses — indefinite life asset	35,782	35,782
Goodwill — indefinite life asset	1,071	1,071
XO Trade name — indefinite life asset	16,662	16,662

	$53,515	$53,515

The Company’s definite-lived intangible assets were fully amortized as of June 30, 2007. Amortization expense for definite-lived intangible assets was $10.0 million for the nine months ended September 30, 2007.
5. UNDERUTILIZED OPERATING LEASES
As of September 30, 2008, the Company had accruals recorded for the expected remaining future net cash outflows associated with remaining lease liabilities for a number of underutilized leased properties. In addition, the accruals include the remaining impact related to the fair value determination of leases which existed at the time of the Company’s emergence from bankruptcy on January 16, 2003. As of September 30, 2008, the remaining liability was $14.9 million, of which $6.0 million represents a non-current liability reported in other long-term liabilities in

XOH’s condensed consolidated balance sheet. The current portion is included in other current liabilities on the Company’s condensed consolidated balance sheet. The long-term liability is expected to be paid over the remaining lease terms, which expire periodically through 2019.
The following table illustrates the changes in underutilized operating lease liabilities during the nine months ended September 30, 2008 (in thousands):

Balance as of January 1, 2008	$20,422
Usage, net	(6,993)
Accretion	2,942
Estimate revisions	(1,478)

Balance as of September 30, 2008	$14,893

6. LONG-TERM DEBT
During the three months ended September 30, 2008, all of the Company’s long-term debt and accrued interest was retired in connection with the issuance and sale of shares from a new series of 7% Class B Convertible Preferred Stock (the “Class B Convertible Preferred Stock”) and a new series of 9.5% Class C Perpetual Preferred Stock (the “Class C Perpetual Preferred Stock”). The Class B Convertible Preferred Stock and Class C Perpetual Preferred Stock were acquired by Arnos Corp., Barberry Corp., High River Limited Partnership and ACF Industries Holding Corp. (together, the “Purchasers”). The Purchasers are affiliates of Mr. Carl Icahn, the Chairman of the Board of Directors of the Company and its majority stockholder (the “Chairman”). For additional details regarding the issuance of the Class B Convertible Preferred Stock, see Note 7.
A portion of the purchase price for the Company’s Class B Convertible Preferred Stock was paid through the delivery to the Company for retirement of all of the Purchasers’ right, title and interest in the Company’s senior indebtedness in the principal amount (together with accrued interest) of $450.8 million. This amount represents all indebtedness held by the Purchasers and their affiliates under the Company’s Senior Secured Credit Facility (the “Credit Facility”) and the note purchase agreement for a senior unsecured $75.0 million promissory note (the “Promissory Note”). The remainder of the purchase price for the Class B Convertible Preferred Stock and all of the Class C Perpetual Preferred Stock were paid in cash.
The Company used $22.3 million of the proceeds from the sale of the Class B Convertible Preferred Stock and the Class C Perpetual Preferred Stock to retire in full the remainder of the Company’s indebtedness (together with accrued interest) under its Credit Facility, none of which was owed to affiliates of the Chairman or the Chairman.
7. ISSUANCE OF PREFERRED STOCK TO RELATED PARTIES
On July 25, 2008, the Company issued $780.0 million of preferred shares through two new series of preferred stock to affiliates of the Chairman in order to retire all outstanding debt, fund growth initiatives and provide ongoing working capital for its business.

Issuance of Class B Convertible Preferred Stock and Class C Perpetual Preferred Stock
Pursuant to a Stock Purchase Agreement entered into between the Company and the Purchasers, on July 25, 2008 (the “Issue Date”), the Purchasers purchased 555,000 shares of the Company’s Class B Convertible Preferred Stock and 225,000 shares of the Company’s Class C Perpetual Preferred Stock. Both the Class B Convertible Preferred Stock and the Class C Perpetual Preferred Stock were issued with an initial liquidation preference of $1,000 per share.
The Stock Purchase Agreement contains a provision in which the Purchasers agree that neither they, nor any of their affiliates, will, directly or indirectly, consummate any transaction (including the conversion of the Class B Convertible Preferred Stock or the 6% Class A Preferred Stock into Common Stock, the exercise of warrants or options to purchase Common Stock of XOH, or a merger pursuant to Section 253 of the Delaware General Corporation Law (“Delaware Law”), if as a result of such transaction, the Purchasers or their affiliates would own at least 90% of the outstanding shares of each class of our capital stock, of which class there are outstanding shares, that absent the provisions of Section 253 of Delaware Law, would be entitled to vote on a merger of XOH with or into such Purchaser or affiliate under Delaware Law, except solely as a result of (i) a tender offer for all of the outstanding shares of Common Stock by the Purchasers or their affiliates wherein a majority of the outstanding shares of Common Stock not held by such Purchasers or their affiliates are tendered or (ii) a merger or acquisition transaction by the Purchasers or their affiliates that has been approved by a special committee of our board of directors comprising disinterested directors in respect of such merger or acquisition wherein the Purchasers or their affiliates acquire all of our outstanding Common Stock.
The terms of the Stock Purchase Agreement were negotiated on behalf of the Company by a Special Committee of the Board of Directors of the Company (the “Special Committee”) that was established on September 28, 2007 to assist the Company in evaluating financing and other strategic alternatives.
Terms of Class B Convertible Preferred Stock
The Class B Convertible Preferred Stock, with respect to rights to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Company, will rank on a parity with the Class C Perpetual Preferred Stock and senior to the Common Stock, the 6% Class A Convertible Preferred Stock and each other class of the Company’s capital stock outstanding or thereafter established by the Company the terms of which do not expressly provide that it ranks senior to, or on a parity with, the Class B Convertible Preferred Stock. Dividends on the Class B Convertible Preferred Stock will accrete on a quarterly basis at a rate of 1.75% of the liquidation preference, which is initially $1,000 per share, (the “Dividend Payment”), thus increasing the liquidation preference of the shares, unless paid in cash at the option of the Board of Directors of the Company.
The Company will not be required to redeem any outstanding shares of the Class B Convertible Preferred Stock, provided that any holder may, upon or within 120 days following a change of control (as defined in the Certificate of Designation), require that the Company redeem in cash all, but not less than all, of the outstanding shares of Class B Convertible Preferred Stock held by such holder at a redemption price equal to 100% of the liquidation preference per share as of the redemption date.

The Class B Convertible Preferred Stock is redeemable, at any time, in whole or in part, at the option of the Company, at a cash redemption price equal to 100% of the liquidation preference per share as of the redemption date; provided, however, that (i) during the period commencing on the Issue Date through the later (the later of such periods set forth in clauses (a) and (b), the “Restricted Period”) of (a) the first anniversary of the Issue Date (the “Initial Period”) and (b) in the event that during the last 90 days of the Initial Period the Company enters into an agreement pursuant to which the Company will merge with or into another entity, or sell all or substantially all of its assets to another entity, or similar transaction (a “Sale Transaction”), ninety (90) days after the Company enters into such agreement (the “Extended Period”), the shares of Class B Convertible Preferred Stock shall only be redeemable in connection with (and contingent upon) a Sale Transaction that is consummated during such period. During the period commencing immediately following the Restricted Period and ending on the fifth anniversary of the Issue Date, the shares of Class B Convertible Preferred Stock shall be redeemable only if the price of the Company’s Common Stock shall have equaled or equals or exceeds 250% of the conversion price in effect at such time for 20 trading days in any period of any 30 consecutive trading days ended prior to the date of the applicable redemption notice. If any shares to be so redeemed are held by affiliates of the Company, the redemption of such shares held by affiliates shall require the approval of a special committee of the Board of Directors comprised of disinterested directors in respect of such affiliates.
At any time after the (a) Restricted Period and (b) the Extended Period, and to the extent that an Excess Ownership Event, as defined in the Certificate of Designation, has not occurred, each share of Class B Convertible Preferred Stock may be converted on any date, at the option of the holder thereof, based upon a conversion price (initially $1.50) as of such date. The holders of Class B Convertible Preferred Stock also have anti-dilution protection in the event that the Company issues shares of Common Stock at a price below the then prevailing market price of the Company’s Common Stock.
Each issued and outstanding share of Class B Convertible Preferred Stock will be entitled to the number of votes equal to the number of shares of Common Stock into which each such share of Class B Convertible Preferred Stock is convertible (as adjusted from time to time) with respect to any and all matters presented to the stockholders of the Company for their action or consideration and as otherwise required by Delaware Law. Except as provided by law, holders of shares of Class B Convertible Preferred Stock will vote together with the holders of Common Stock (together with all other shares of the Company which are granted rights to vote with the Common Stock) as a single class.
As of September 30, 2008 the holders of the Class B Convertible Preferred Stock were entitled to 374,892,222 shares of Common Stock upon conversion of the Class B Convertible Preferred Stock, and the Class B Convertible Preferred Stock had a redemption value of $562.3 million, consisting of the face value and accreted dividends.
Terms of Class C Perpetual Preferred Stock
The Class C Perpetual Preferred Stock, with respect to rights to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Company, will rank on a parity with the Class B Convertible Preferred Stock and senior to the Common Stock, the 6% Class A Convertible Preferred Stock and each other class of the Company’s capital stock outstanding or thereafter established by the Company the terms of which do not expressly provide that it ranks senior to, or on a parity with, the Class C Perpetual Preferred Stock. Dividends on the Class C Perpetual Preferred Stock will accrete on a quarterly basis at a rate of 2.375% of the liquidation preference, which is initially $1,000 per share, (the “Dividend Payment”), thus increasing the liquidation preference of the shares, unless paid in cash at the option of the Board of Directors of the Company.

The Company will not be required to redeem any outstanding shares of the Class C Perpetual Preferred Stock, provided that any holder may, upon or any time within 120 days following a change of control (as defined in the Certificate of Designation), require that the Company redeem in cash all, but not less than all, of the outstanding shares of Class C Perpetual Preferred Stock held by such holder at a redemption price equal to 100% of the liquidation preference per share as of the redemption date.
The Class C Perpetual Preferred Stock is redeemable, at any time, in whole or in part, at the option of the Company, at a cash redemption price equal to 100% of the liquidation preference per share as of the redemption date. To the extent shares to be so redeemed are held by affiliates of the Company, the redemption of such shares held by affiliates shall require the approval of a special committee of the Board of Directors comprised of disinterested directors in respect of such affiliates.
Each issued and outstanding share of Class C Perpetual Preferred Stock will be entitled to the number of votes equal to quotient obtained by dividing the liquidation preference by the Conversion Price for the Class B Convertible Preferred Stock, each as in effect on such date (as adjusted from time to time and without regard to whether any shares of the Class B Convertible Preferred Stock remain outstanding), with respect to any and all matters presented to the stockholders of the Company for their action or consideration and as otherwise required by the Delaware Law. Except as provided by law, holders of shares of Class C Perpetual Preferred Stock will vote together with the holders of Common Stock (together with all other shares of the Company which are granted rights to vote with the Common Stock) as a single class.
As of September 30, 2008 the redemption value of the Class C Perpetual Preferred Stock was $229.0 million, consisting of the face value and accreted dividends.
Initial Recognition
The Company has classified the Class B Convertible Preferred Stock and Class C Perpetual Preferred Stock outside of permanent equity in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks”, as they are redeemable upon an event that is not solely within the control of the Company. As such, the Class B Convertible Preferred Stock and Class C Perpetual Preferred Stock were initially measured at their fair value in accordance with EITF D-98, Classification and Measurement of Redeemable Securities, less issuance costs. The Company is charging the accretion of the Preferred Stock dividends to net loss allocable to common shareholders, and increasing the values recorded of the Class B Convertible Preferred Stock and Class C Perpetual Preferred Stock by the amount of such dividend accretions.
The fair value of the Class B Convertible Preferred Stock and the Class C Perpetual Preferred Stock on their date of issuance was less than the amounts of indebtedness extinguished and cash received by $30.5 million. The Company recorded the difference as an increase in additional paid in capital. The initial fair values of the Class B Convertible Preferred Stock and Class C Perpetual Preferred Stock are currently not being adjusted to their full redemption amounts (which would otherwise equal their liquidation preferences) as the Company currently does not believe it is probable that these instruments will be redeemed by their holders. As noted above, redemption at the option of the holders is only permitted when a change of control event occurs. No such event has occurred, and based upon the facts and circumstances known to the Company, the Company believes that such an event is not probable of occurring in the foreseeable future.

8. EARNINGS (LOSS) PER SHARE
Net loss per common share, basic and diluted, is computed by dividing net loss allocable to common shareholders by the weighted average number of common shares outstanding for the period. In periods of net loss, the assumed common share equivalents for options, warrants, and preferred stock are anti-dilutive, and are therefore not included in the weighted average shares balance on the consolidated statements of operations. As of September 30, 2008, the Company had options outstanding to purchase 9.1 million shares of its Common Stock, of which 7.6 million were exercisable, which are anti-dilutive. As of September 30, 2007, the Company had options outstanding to purchase 9.6 million shares of its Common Stock, of which 7.5 million were exercisable, which are anti-dilutive. The Company had exercisable warrants to purchase up to an additional 23.7 million shares of Common Stock as of September 30, 2008 and 2007, which are anti-dilutive. As of September 30, 2008 and 2007, the Company had outstanding shares of Class A preferred stock which if converted would result in an additional 55.5 million and 52.3 million common shares, respectively, which are anti-dilutive. On July 25, 2008, the Company issued 555,000 shares of Class B Convertible Preferred Stock. See Note 7 for additional details. As of September 30, 2008, the outstanding shares of Class B Convertible Preferred Stock, if converted, would result in an additional 374,892,222 common shares, which are anti-dilutive.
9. INTEREST AND OTHER INCOME
Interest and other income include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income	$1,851	$1,558	$3,528	$5,901
Other income	4	—	255	2,100

Interest and other income	$1,855	$1,558	$3,783	$8,001

10. INCOME TAXES
The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s financial position or results of operations.
The provision for income taxes of $0.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2007, respectively, are for current taxes. The current provision for income taxes consists primarily of the Texas Gross Margin Tax, Michigan Modified Gross Receipts Tax, and interest on certain state income taxes. The Company has a full valuation allowance against its deferred tax assets.

Open Tax Years
The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including, among others, California, New Jersey, Texas, and Virginia remain open for tax years 2003 through 2007. The Company’s 2003 federal income tax return is under audit by the Internal Revenue Service.
Tax Sharing Agreement
In connection with the Stock Purchase Agreement previously described in Note 7, the Company entered into a Tax Allocation Agreement, dated as of July 25, 2008 (the “Tax Allocation Agreement”), with Starfire Holding Corporation (“Starfire”), an affiliate of the Chairman. The Tax Allocation Agreement generally governs Starfire’s and the Company’s rights and obligations with respect to consolidated and combined federal and state income tax returns filed by Starfire and its subsidiaries, should the election by Starfire be made to file such consolidated and combined returns. The Tax Allocation Agreement replaces the previous tax allocation agreement by and between Starfire and XO Communications, Inc. dated January 16, 2003. Under the Tax Allocation Agreement, to the extent that Starfire and the Company file consolidated or combined income tax returns, Starfire will make (i) current payments to the Company equal to 30% of Starfire’s income tax savings from using the Company’s income tax benefit (up to an aggregate of $900 million of benefits) and (ii) deferred payments to the Company equal to 100% of Starfire’s income tax savings from using the Company’s benefits in excess of $900 million (other than benefits which reduce the Company’s payment obligations as set forth below) at the time the Company would otherwise have been able to use the benefits (and the Company no longer files income tax returns on a consolidated or combined basis with Starfire). In addition, the Company’s obligation to make income tax payments to Starfire as the common parent of a consolidated or combined income tax group may be reduced by the Company’s available tax benefits. Starfire’s obligations under the 2003 tax allocation agreement to pay the Company for use of benefits prior to this time are also preserved in the Tax Allocation Agreement.
11. RELATED PARTY TRANSACTIONS
On July 25, 2008, as a result of the issuance and sale of two new series of preferred stock and the related retirement of all of the Company’s long-term debt, which were transactions the Company conducted with affiliates of the Chairman, there was an increase in the related party holdings in the preferred stock of the Company. See Note 7 and Note 6 for additional details regarding the issuance of the preferred stock and the related retirement of debt.
Various entities controlled by the Chairman hold the following interests in the Company:

	At September 30, 2008(1)	At December 31, 2007(2)
Outstanding Common Stock	Greater than 50%	Greater than 50%
Series A, B and C Warrants	Greater than 40%	Greater than 40%
Credit Facility	N/A	Greater than 90%
Promissory Note	N/A	N/A
Preferred Stock Class A	Greater than 60%	Greater than 50%
Preferred Stock Class B	100%	N/A
Preferred Stock Class C	100%	N/A

(1)	As reported in the October 1, 2008 Forms 4 for the Chairman, and the October 2, 2008 Amendment No. 13 to Schedule 13D filed by Cardiff Holding, LLC and other parties to such joint filing.

(2)	As reported in the January 2, 2008 Form 4 for the Chairman, and the July 2, 2007 Amendment No. 9 to Schedule 13D filed by Cardiff and other parties to such joint filing.

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
Icahn Sourcing LLC (“Icahn Sourcing”) is an entity formed and controlled by the Chairman in order to leverage the potential buying power of a group of entities which the Chairman either owns or with which he otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors and the Company is under no legal obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Company has purchased a variety of goods and services as a member of the buying group at prices and on terms that it believes are more favorable than those which would be achieved on a stand-alone basis.
12. SEGMENT INFORMATION
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

Nextlink
Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum primarily in the 28-31 GHz range (“LMDS”) and in the 39 GHz range. Currently, Nextlink has entered into agreements to provide services in several states including Texas, California, Illinois, Massachusetts, Virginia and Washington, D.C. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight. For the nine months ended September 30, 2008, four customers accounted for approximately 75% of Nextlink’s revenue. One of these customers is XOC, an affiliate.
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
The following tables provide summarized financial information of the Company’s two reportable segments for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
			Intercompany				Intercompany
	XOC	Nextlink	Elimination	Consolidated	XOC	Nextlink	Elimination	Consolidated
Revenue from external customers	$373,519	$406	$—	$373,925	$360,493	$189	$—	$360,682
Inter-segment revenue	153	449	(602)	—	63	257	(320)	—

Total revenue	$373,672	$855	$(602)	$373,925	$360,556	$446	$(320)	360,682
Depreciation and amortization	$47,675	$172	$—	$47,847	$44,656	$178	$—	$44,834
Loss on disposition of assets	$796	$—	$—	$796	$1,063	$—	$—	$1,063
Loss from operations	$(2,067)	$(3,497)	$—	$(5,564)	$(13,965)	$(3,364)	$—	$(17,329)
Interest and other income				1,855				1,558
Interest expense, net				(3,871)				(9,904)
Investment (loss) gain, net				(15,408)				21,518

Net loss before income taxes				(22,988)				(4,157)
Income tax expense				(299)				(305)

Net loss				$(23,287)				$(4,462)

Capital expenditures	$55,062	$1,412	$—	$56,474	$63,840	$1,539	$—	$65,379

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
			Intercompany				Intercompany
	XOC	Nextlink	Elimination	Consolidated	XOC	Nextlink	Elimination	Consolidated
Revenue from external customers	1,100,907	$1,537	$—	$1,102,444	$1,064,614	$355	$—	$1,064,969
Inter-segment revenue	347	1,163	(1,510)	—	188	616	(804)	—

Total revenue	1,101,254	$2,700	$(1,510)	$1,102,444	$1,064,802	$971	$(804)	1,064,969
Depreciation and amortization	$139,954	$561	$—	$140,515	$146,533	$354	$—	$146,887
(Gain) loss on disposition of assets	$(37)	$—	$—	$(37)	$2,169	$—	$—	$2,169
Loss from operations	$(55,284)	$(9,982)	$—	$(65,266)	$(54,027)	$(8,422)	$—	$(62,449)
Interest and other income				3,783				8,001
Interest expense, net				(22,135)				(27,730)
Investment (gain) loss, net				(11,302)				21,518

Net loss before income taxes				(94,920)				(60,660)
Income tax expense				(983)				(805)

Net loss				$(95,903)				$(61,465)

Capital expenditures	$169,948	$5,050	$—	$174,998	$170,439	$4,369	$—	$174,808
Total assets by segment are illustrated below (in thousands):

	XOC	Nextlink	Consolidated
September 30, 2008	$1,312,970	$51,639	$1,364,609
December 31, 2007	$1,042,060	$48,066	$1,090,126
13. COMMITMENTS AND CONTINGENCIES
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
In the order, the Bankruptcy Court ruled, among other things, as follows:
(a)	with respect to the ATLT’s reimbursement claim of approximately $20 million, XOH must pay to the ATLT damages in the minimum amount of approximately $8 million, subject to an upward adjustment of up to an additional amount of approximately $2 million pending resolution of the dispute regarding the “true-up” of certain disputed liabilities by the referee, together with interest accruing at the New York statutory rate of 9% per annum;

(b)	the Company must pay to the ATLT the amount of $0.5 million, together with interest accruing at the New York statutory rate, which amount represents cash received by the Company after the closing of the Allegiance acquisition, provided there is a corresponding reduction in accounts receivable included in the “Acquired Assets”;

(c)	the Company must immediately pay or deliver to the ATLT certain checks in the aggregate amount of $0.6 million issued by the U.S. Internal Revenue Service on account of tax refunds owed to Allegiance, together with interest accruing at the New York statutory rate;

(d)	with respect to the true-up of certain disputed liabilities, the ATLT shall pay to XOH $2.8 million, together with interest accruing at the New York statutory rate, which amount may be increased by the referee;

(e)	XOH is fully subrogated to the obligations of $1.7 million of Allegiance liabilities that the Company caused to be honored after the closing; and

(f)	to the extent not satisfied, the ATLT must pay to XOH its tax reimbursement obligations, together with interest accruing at the New York statutory rate.
In October 2007, as a result of a binding arbitration proceeding, the Company was awarded and collected $5.8 million inclusive of interest related to certain payments made by the Company on behalf of the ATLT and Shared Technologies, Inc.
On October 21, 2008, the ATLT and the Company reached a global settlement and entered into a settlement agreement (the “Settlement Agreement”) covering various matters in dispute between them, including the administrative claim and counterclaim. The Settlement Agreement provides, among other things, for a net payment by the ATLT to the Company of $57.4 million plus interest on a portion thereof accruing after September 30, 2008. The Settlement Agreement, and all payments thereunder, is subject to the entry by the Bankruptcy Court of a final order approving the Settlement Agreement, and if such final approval is not obtained, the Settlement Agreement will become null and void. A motion seeking an order to approve the Settlement Agreement was filed by the ATLT with the Bankruptcy Court on October 23, 2008. The Bankruptcy Court approved the Settlement Agreement on November 5, 2008 and such approval will become final ten days thereafter if no further action occurs.

As of September 30, 2008, the Company’s investment in the bonds underlying the claim are recorded in other assets and an estimated amount to settle the ATLT administrative claim was recorded in the Company’s accrued liabilities.
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
On October 29, 2007, the parties notified the court that they had reached a settlement in principle in this case. The parties entered into a mutually acceptable formal settlement (the “Wireline Settlement Agreement”) that provided for the global settlement of litigation initiated by certain of the Company’s minority stockholders against the Company and certain of its current and former directors, which was approved by the Chancery Court and became final on April 30, 2008 and required the Company, among other things, to obtain (1) the reduction by one hundred fifty (150) basis points of the interest rate on the debt held by affiliates of the Chairman (approximately 94% of the outstanding debt) under the Company’s Credit Facility accruing on or after January 1, 2008 through the due date of July 15, 2009, (2) the waiver, through the due date of July 15, 2009, of any breach of the financial covenants in Section 6.6 of the Credit Facility, and (3) provision for payment of certain legal costs by the Company to the plaintiff. As a result of this settlement, an Amendment No. 2 and Waiver to the Company’s Credit Facility was executed on May 9, 2008. As of June 30, 2008, all liabilities related to this litigation were settled.

Houlihan Lokey Howard and Zukin Capital LLC
On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The claim for approximately $19 million represents HLHZ’s claim for advising the Company in its financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and XOH objected to the fee claim on the grounds that, among other things, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOH for $2.0 million, which the Company had previously paid, and ordered XOH to pay the difference to HLHZ. XOH paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York (the “District Court”) upheld the Bankruptcy Court decision. On May 29, 2007, HLHZ filed notice of appeal to the U.S. Court of Appeals for the 2nd Circuit. On October 15, 2008 the 2nd Circuit Court of Appeals remanded the dispute to the District Court for further remand to the Bankruptcy Court for “clarification” of its decision not to include the unsecured debt in the transaction fee calculation. An estimated loss, if any, associated with this case is not known at this time.
Metro Nashville
The Metropolitan Government of Nashville and Davidson County, Tennessee (“Metro”) filed a complaint against XO Tennessee, Inc. (“XOT”), now XO Communications Services, Inc., (“XOCS”) successor in interest to XOT, on March 1, 2002, before the Tennessee State Chancery Court for Davidson County, Tennessee. Metro sought declaratory judgment that, under Metro’s franchise ordinance and the franchise agreement executed by XOT’s predecessor, US Signal, on October 18, 1994, XOT (a) owed franchise fees in the amount of five percent of gross revenues from 1997 to current, and (b) was contractually obligated to allow Metro access and use of four dark fibers on XOT’s network. On February 28, 2003, XOT answered the complaint contending that the franchise fee and “dark fiber” compensation provisions violated Tennessee and federal law. XOT also filed a counterclaim seeking to recover all sums paid to Metro under the invalid ordinance and to recover the value of the free fiber that Metro has been using and continues to use without payment. In an amended complaint, Metro added an alternative basis for relief, namely legal or equitable relief up to its costs allocated to XOT for maintaining, managing, and owning the rights-of-way. Based on a study conducted by Metro (received by the Company in November 2006) and the length of the relevant period of this case, to date, Metro’s costs, as calculated by Metro for the relevant period and allocated by Metro to XOT, would likely exceed $20.0 million. XOT disputes the methodology and results of the study and believes a reasonable estimate of Metro’s relevant costs to be no more than $1.0 million. On August 9, 2007, XOT filed a motion for judgment on the pleadings. On February 25, 2008, the court denied XOT’s motion. On March 26, 2008, XOT filed a request with the court seeking permission to file an interlocutory appeal of the court’s denial. A trial date has not been set. An estimated loss, if any, associated with this case is not known at this time.

Nashville Electric Service
On June 5, 2008, the Nashville Electric Service, part of Metro, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a fiber optics license agreement, commonly referred to as a “pole attachment” agreement, previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in the Company’s fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either 4% of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid to NES under the “gross revenue” provisions. The pole attachment expired in January of 2005, and NES has refused to renegotiate the terms of the pole attachment agreement, and has attempted to treat the agreement as extending from month-to-month, although no such provisions exist in the pole attachment agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment, and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court. On June 30, 2008, NES filed a motion to remand the case back to state court. (XOCS has also filed a response in opposition of the motion to remand, and NES has filed a reply to XOCS’ response.) On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. An estimated loss, if any, associated with this case is not known at this time.
Choice Tel
On August 30, 2007, the Company notified Choice Tel, a business channel agent for the Company, of the Company’s decision to terminate the agent agreement because of Choice Tel’s apparent failure to sell the Company’s services. Choice Tel challenged that termination and, on November 22, 2007, filed an arbitration claim, believing it was due at least $2.4 million in residual commissions. Discovery related to this case is ongoing. An estimated loss, if any, associated with this case is not known at this time.

City of Memphis Franchise Fees
XOH has a Right of Way (“ROW”) franchise arrangement with the City of Memphis (the “City”) for XOH fiber. The ROW franchise arrangement, among other provisions, states that, as payment for the ROW, XOH was to pay a percent of its gross receipts and provide dark fiber to the City. On July 12, 2004, the Tennessee Court of Appeals, in BellSouth vs. City of Memphis found that the City’s franchise fee structure violated state law and determined that any fee imposed by a city acting pursuant to its police powers “must bear a reasonable relation to the cost to the city” in providing use of the rights-of-way. XOH has refused to pay the City’s gross receipts based franchise fees based on this court ruling. Further, XOH claims that the City owes XOH for the use of the dark fiber XOH provided to the City because this also amounted to an improper “payment” imposed upon XOH by the City under its franchise fee agreement that was violative of state law. The City claims that XOH owes the City some amount for the use of the City’s rights-of-way. No litigation has been filed to date by either the City or XOH. An estimated loss, if any, associated with this case is not known at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The Company uses the terms “we,” “us,” and “our,” to describe XOH and its subsidiaries within this Quarterly Report on Form 10-Q. This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. This discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing in Part 1, Item 1 of this Quarterly Report and our 2007 Annual Report.
Cautionary Language Concerning Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “can,” “may,” “could” or other comparable words. Our forward-looking statements are based on currently available operational, financial and competitive information and management’s current expectations, estimates and projections. These forward-looking statements include:
•	expectations regarding revenue, expenses, capital expenditures and financial position in future periods;

•	our ability to remain an industry leader, enhance our communications solutions, broaden our customer reach, grow our revenues, expand our market share, continue to deliver a broad range of high-capacity network services and mid-band Ethernet services, pursue growth opportunities, meet the growing demand for high-speed Internet access services, scale to multi-terabit capable router nodes; and

•	the necessity of obtaining future financing to fund our business plan and repay our scheduled obligations.
Readers are cautioned that these forward-looking statements are only predictions and are subject to a number of both known and unknown risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results in future periods may differ materially from the future results, performance, and/or achievements expressed or implied in this document. These risks include any failure by us to:
•	generate funds from operations sufficient to meet our cash requirements or execute our business strategy;

•	prevail in our legal proceedings;

•	increase the volume of traffic on our network;

•	develop a market for our fixed wireless licenses; and

•	achieve and maintain market penetration and revenue levels given the highly competitive nature of the telecommunications industry.
For a detailed discussion of risk factors affecting our business and operations, see Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2007 Annual Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

Executive Summary
We are a leading nationwide facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to businesses, large enterprises, government customers, established telecommunications carriers and other communications service providers. The items we believe differentiate us from the competition include our nationwide high-capacity network, advanced IP and converged communications services, broadband wireless capabilities, and a responsive, customer-focused orientation. We offer customers a broad range of managed voice, data and IP services in more than 75 metropolitan markets across the United States. We operate our business in two reportable segments: XOC for wireline and Nextlink for wireless telecommunications.
On July 25, 2008 we issued $780.0 million of preferred shares through the sale of two new series of preferred stock to affiliates of the Chairman. As a result we retired all of our outstanding long-term debt and accrued interest totaling $473.0 million. We plan to use the remaining proceeds to fund our business plans and future growth initiatives, provide ongoing working capital for our business and pursue additional opportunities which would be expected to create value for our shareholders.
We have demonstrated significant progress over the past year growing our strategically important Data and IP revenues. Our sales and marketing focus is on larger customers in mid-market and enterprise segments. Our strategically important customers have been receptive to our offers as demonstrated by the growing percentage of our new monthly sales coming from these customer segments. Our IP-VPN service continues to gain traction and is now one of the top three services we sell. Additionally, during 2008 we have added customers to our long haul and metro networks.
During the third quarter of 2008, XOC added high profile customers and expanded its product line. Our Flex service offering continues to sell well. In addition, our Multiprotocol Label Switching (“MPLS”) service, launched one year ago, is already among our top five selling service offerings. Direct Internet Access (“DIA”) sales have substantially moved to higher bandwidth requirements, further reflecting our emphasis on moving up-market. Our capital infrastructure investments in inter-city and IP networks enabled us to achieve significant sales into media, internet and international customers.
In the third quarter, we continue to see the results from a number of initiatives we implemented in previous quarters including the lighting of our long haul fiber network, development of the carrier/wholesale channel and expansion of our portfolio of services to business customers. Our prior capital expenditure investments are resulting in significant revenue growth for our core services. We continue to see opportunities to invest our capital and continue to invest for long-term growth. During 2008, we have expanded our network footprint of Ethernet over Copper Technology to 75 major metropolitan markets. This local loop technology enables us to serve off-net businesses to take advantage of Ethernet services at speeds from 10 Megabits/second (Mbps) to 88 Mbps. We demonstrated 100 Gigabits/second Ethernet (GbE) service over our long haul network. We support customers on our nationwide network today with services including 10 Gigabits/second (Gb/s) wavelengths and 10 GbE, which demonstrates the power and scalability of its advanced optical network.

During the second quarter of 2008, Nextlink expanded its broadband wireless service into the New York City metropolitan area. Nextlink’s services will deliver carrier grade, high-speed connectivity up to 800 Mbps, with network redundancy and disaster recovery solutions for financial institutions, medical organizations and other businesses that operate in the New York City metropolitan area. With the addition of New York City, Nextlink’s carrier-grade broadband wireless services are now available in over 80 metropolitan markets.
We continue to monitor the impact of macroeconomic conditions on our business. Potential positive aspects of the economic slowdown for us include (1) the increased cost consciousness of potential customers which might lead them to view us more favorably and (2) that customers will be increasingly attracted to alternate providers who have strong balance sheets. Potential negative aspects include a general slowdown in the demand for telecommunications services, elongated sales cycles on the part of our customers, higher involuntary churn, and delayed payments from customers.
As discussed in more detail throughout our MD&A:
•	Our cash balance increased over $200 million during the nine months ended September 30, 2008 as a result of the issuance of Class B Convertible Preferred Stock and Class C Perpetual Preferred Stock;

•	Revenue for the nine months ended September 30, 2008 increased 3.5 % over the same period in 2007; and

•	Cost of service increased 9.1% for the nine months ended September 30, 2008 compared to the same period in the prior year.
We expect to continue to invest in new network infrastructure, expanding our Ethernet footprint. We are developing new service offerings, which will accelerate our transition to Data and IP services. We expect to continue expanding our customer base in high-growth markets.
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
During the nine months ended September 30, 2008, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the costs of operations and to acquire capital assets including capital expenditures needed to grow our fixed wireline business.

Debt Retirement through Issuance of Preferred Stock
During the three months ended September 30, 2008, all of our long-term debt and accrued interest was retired in connection with the issuance and sale of shares from a new series of Class B Convertible Preferred Stock and a new series of Class C Perpetual Preferred Stock. A portion of the purchase price for our Class B Convertible Preferred Stock was paid through the retirement of all of the Purchasers’ right, title and interest in our senior indebtedness totaling $450.8 million. This amount represents all indebtedness held by the Purchasers and their affiliates of $372.5 million under our Credit Facility and $78.3 million for the Promissory Note. The remainder of the purchase price for the Class B Convertible Preferred Stock was paid in cash. The Company used $22.3 million of the proceeds from the sale of the Class B Convertible Preferred Stock and the Class C Perpetual Preferred Stock to retire in full the remainder of our indebtedness (including accrued interest) under our Credit Facility, none of which was owed to affiliates of the Chairman or the Chairman.
On July 25, 2008, we entered into a Stock Purchase Agreement with Arnos Corp., Barberry Corp., High River Limited Partnership and ACF Industries Holding Corp. (together, the “Purchasers”). The Purchasers, who are affiliates of the Chairman, purchased 555,000 shares of our Class B Convertible Preferred Stock for $555.0 million and 225,000 shares of our Class C Perpetual Preferred Stock for $225.0 million. The terms of the Stock Purchase Agreement were negotiated on behalf of the Company by a Special Committee of the Board of Directors of the Company (the “Special Committee”) that was established on September 28, 2007 to assist the Company in evaluating financing and other strategic alternatives. We offered shares of Convertible and Perpetual Preferred Stock to certain of our large minority stockholders that are accredited investors. No additional shares were sold. See Note 7 for additional details regarding the issuance of the Class B Convertible Preferred Stock and Class C Perpetual Preferred Stock.
Entities directly or indirectly owned by the Chairman that are under common control or members of a controlled group (the “Controlled Group”), in each case within the meaning of Section 4001 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Section 414 of the Internal Revenue Code of 1986, as amended (the “Code”) and the rules and regulations promulgated thereunder, are subject to certain liabilities under ERISA and the Code with respect to, among other things, pension plan minimum funding and termination liabilities, excise taxes, and COBRA liabilities (collectively, the “Liabilities”).
As a result of the consummation of the transactions contemplated by the Stock Purchase Agreement, we have or may become part of the Controlled Group.
On August 28, 2008, Starfire Holding Corporation, an entity directly owned by the Chairman (“Starfire”), executed an undertaking (the “Undertaking”) for the benefit of XOH, effective from July 25, 2008 (the “Effective Date”). The Undertaking was negotiated on our behalf by the Special Committee.
Pursuant to the Undertaking, Starfire agrees that, from the Effective Date through the date, if any, that we are no longer subject to any Liability or contingency that could result in the imposition of any losses (the “Termination Date”), it will, at its sole cost and expense, indemnify and defend and hold harmless XOH from any and all losses arising from Liabilities that may be imposed on us, as a result of XOH being alleged to be a member of the Controlled Group, in each case other than any Liabilities of XOH in respect of plans and programs established or maintained or contributed to for our benefit.

Starfire also agrees under the Undertaking that from the Effective Date and through the Termination Date, it will not make any distributions to its stockholders or other owners that would reduce its net worth to less than $500.0 million.
On August 1, 2008, R2 Investments, LDC (“R2”), one of our minority shareholders, sent a letter to us requesting under Section 220 of Delaware Law an opportunity to inspect and copy our records regarding our issuance of the Class B Convertible Preferred Stock and the Class C Perpetual Preferred Stock. On September 5, 2008, R2 sent a second letter to us requesting an opportunity to also inspect and copy our records related to the Undertaking. We denied both requests. R2 filed a complaint in the Court of Chancery of the State of Delaware to compel the inspection and copying of these records. A hearing on the complaint is scheduled for November 10, 2008.
Cash Flow
As of September 30, 2008, our balance of cash and cash equivalents was $319.1 million, an increase of $211.0 million from December 31, 2007. We continued to focus on enhancing our investment in our next generation IP-based network services to grow revenue. As part of plans to grow our business, during 2008 we continued to substantially invest in our (1) customer driven success-based capital; (2) Ethernet and IP-based services, (3) long-haul fiber optic network and (4) wireless network. We expect the investment in our network and services will continue to outpace our cash inflows from operations during 2008.
The following table summarizes the components of our cash flows for the nine months ended September 30 (in thousands):

	2008	2007
Cash provided by operating activities	$54,731	$80,036
Cash used in investing activities	$(216,241)	$(153,290)
Cash provided by (used in) financing activities	$372,511	$(4,427)
Operating cash flows are affected by our reported net loss adjusted for certain non-cash activity, such as provisions for doubtful accounts, stock-based compensation, depreciation, amortization and interest. Cash provided by operating activities decreased $25.3 million for the nine months ended September 30, 2008 compared to the same period in 2007 due to a $34.4 million larger net loss, an increase in other non-cash item changes of $7.6 million and the following changes in assets and liabilities: increases in cash provided by the change in accounts receivable of $4.1 million and $14.3 million due to the change in accounts payable, partially offset by decreases in cash provided by the change in other assets of $11.7 million and the change in accrued liabilities of $5.1 million.
For the nine months ended September 30, 2008, cash used in investing activities increased by $63.0 million, as a result of not having the benefit of a cash recovery totaling $21.5 million from the beneficial settlement of a legal matter during 2007 and the purchase of marketable securities totaling $42.8 million in the current period, see Note 3. Capital expenditures remained consistent between the nine months ended September 30, 2008 compared to the same period of 2007. We plan to continue to make investments in our technology infrastructure, operations and other areas of our business to lay the foundation for a long-term strategic plan, which seeks to improve operational efficiency, accelerate revenue growth and significantly shift our revenue mix. We expect that our capital expenditures for the remainder of the year will be approximately $30 million to $35 million. Without these expenditures, we believe it would be difficult to continue to effectively compete against the ever increasing pressures from the ILECs and wireless and cable providers.

For the nine months ended September 30, 2008, cash provided by financing activities increased predominantly due to proceeds from the sale of preferred stock in July 2008, totaling $329.2 million and the proceeds from the sale of the Promissory Note in March 2008 for $75.0 million. During the nine months ended September 30, 2008 our Credit Facility and Promissory Note were repaid via the cash payment of $22.3 million and by the issuance of the Class B Convertible Preferred Stock in a non-cash transaction.
Results of Operations
The following table contains certain data from our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and the comparable periods in 2007 (dollars in thousands, except for share and per share data).

		% of		% of
		Consolidated		Consolidated
Three Months Ended September 30,	2008	Revenue	2007	Revenue	Change	% Change
Revenue	$373,925	100.0%	$360,682	100.0%	$13,243	3.7%
Cost and expenses
Cost of service*	210,925	56.4	199,398	55.3	$11,527	5.8%
Selling, general and administrative	119,921	32.1	132,716	36.8	$(12,795)	(9.6)%
Depreciation and amortization	47,847	12.8	44,834	12.4	$3,013	6.7%
(Gain) loss on disposition of assets	796	0.2	1,063	0.3	$(267)	(25.1)%

Total cost and expenses	379,489	101.5	378,011	104.8	$1,478	0.4%

Loss from operations	(5,564)	(1.5)	(17,329)	(4.8)	$(11,765)	(67.9)%
Interest and other income	1,855	0.5	1,558	0.4	$297	19.1%
Interest expense, net	(3,871)	(1.0)	(9,904)	(2.8)	$(6,033)	(60.9)%
Investment (loss) gain, net	(15,408)	(4.1)	21,518	6.0	$(36,926)	(171.6)%

Net loss before income taxes	(22,988)	(6.1)	(4,157)	(1.2)	$18,831	453.0%
Income tax expense	(299)	(0.1)	(305)	nm	$(6)	(2.0)%

Net loss	(23,287)	(6.2)	(4,462)	(1.2)	$18,825	421.9%
Preferred stock accretion	(15,021)	(4.0)	(3,593)	(1.0)	$11,428	318.1%

Net loss allocable to common shareholders	$(38,308)	(10.2)%	$(8,055)	(2.2)%	$30,253	375.6%

nm —	not meaningful

		% of		% of
		Consolidated		Consolidated
Nine Months Ended September 30,	2008	Revenue	2007	Revenue	Change	% Change
Revenue	$1,102,444	100.0%	$1,064,969	100.0%	$37,475	3.5%
Cost and expenses
Cost of service*	652,540	59.2	597,881	56.2	$54,659	9.1%
Selling, general and administrative	374,692	34.0	380,481	35.7	$(5,789)	(1.5)%
Depreciation and amortization	140,515	12.7	146,887	13.8	$(6,372)	(4.3)%
(Gain) loss on disposition of assets	(37)	—	2,169	0.2	$(2,206)	(101.7)%

Total cost and expenses	1,167,710	105.9	1,127,418	105.9	$40,292	3.6%

Loss from operations	(65,266)	(5.9)	(62,449)	(5.9)	$2,817	4.5%
Interest and other income	3,783	0.3	8,001	0.8	$(4,218)	(52.7)%
Interest expense, net	(22,135)	(2.0)	(27,730)	(2.6)	$(5,595)	(20.2)%
Investment (loss) gain, net	(11,302)	(1.0)	21,518	2.0	$(32,820)	(152.5)%

Net loss before income taxes	(94,920)	(8.6)	(60,660)	(5.7)	$34,260	56.5%
Income tax expense	(983)	(0.1)	(805)	(0.1)	$178	22.1%

Net loss	(95,903)	(8.7)	(61,465)	(5.8)	$34,438	56.0%
Preferred stock accretion	(22,478)	(2.0)	(10,622)	(1.0)	$11,856	111.6%

Net loss allocable to common shareholders	$(118,381)	(10.7)%	$(72,087)	(6.8)%	$46,294	64.2%

*	exclusive of depreciation and amortization
Revenue
Our total revenue for both the quarter and year to date period ended September 30, 2008 increased over the same periods last year primarily due to growth in our data and IP services including XO IP Flex, DIA, and Dedicated Private Line, partially offset by churn in our small business customer base. For the full year, we expect 2008 revenue to increase slightly compared to 2007 revenue. As we invest for growth, we anticipate continuing to add higher value mid-market and enterprise business customers to our network.
Revenue was earned from providing the following types of services (dollars in thousands):

	Three Months Ended September 30
		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Core services
Data and IP	$173,398	46.4%	$138,922	38.5%	$34,476	24.8%
Integrated/Voice	77,799	20.8	83,751	23.2	$(5,952)	(7.1)%

Total core services	251,197	67.2	222,673	61.7	$28,524	12.8%

Legacy/TDM services	122,728	32.8	138,009	38.3	$(15,281)	(11.1)%

Total revenue	$373,925	100.0%	$360,682	100.0%	$13,243	3.7%

	Nine Months Ended September 30
		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Core services
Data and IP	$490,629	44.5%	$382,581	35.9%	$108,048	28.2%
Integrated/Voice	245,764	22.3	253,028	23.8	$(7,264)	(2.9)%

Total core services	736,393	66.8	635,609	59.7	$100,784	15.9%

Legacy/TDM services	366,051	33.2	429,360	40.3	$(63,309)	(14.7)%

Total revenue	$1,102,444	100.0%	$1,064,969	100.0%	$37,475	3.5%

Core Services. For the three months ended September 30, 2008, revenue from our core services increased $28.5 million over the same period in 2007 primarily due to the 24.8% growth in data and IP services. Core data and IP services revenue increased as a result of strong customer acceptance of our new service launches, as well as increased sales of existing services.
Also, this trend was evident for the nine months ended September 30, 2008, where revenue from our core services increased $100.8 million, or 15.9%, over the same period in 2007 primarily due to the 28.2% growth in data and IP services. The investment in the nationwide fiber optic network and IP architecture has supported the growth of Wavelength and IP transit sales to business and wholesale customers. The investment in the next-generation equipment handling voice and data in an IP environment has supported the increase in sales of XO IP Flex.
Core integrated/voice services contain more mature integrated offerings such as XOptions and Integrated Access, as well as traditional carrier long distance wholesale traffic. For the three and nine months ended September 30, 2008, revenue from Core Integrated/Voice decreased compared to same periods in 2007 due to competition in traditional carrier long distance, as well as declines in traditional integrated offerings as customer demand continues to shift to IP-enabled solutions such as XO IP Flex.
Legacy/TDM Services. The increases in core services revenue during the three and nine months ended September 30, 2008, respectively, were partially offset by the decrease in our legacy/TDM services revenue category. For the three and nine months ended September 30, 2008, revenue from services in our legacy/TDM category decreased compared to the same periods in 2007; this reflects the transition and focus on core data and IP services. This decline in legacy service revenue is expected to continue as a result of our shift in sales focus. Our legacy/TDM services generated 33.2 % of our revenue during the nine months ended September 30, 2008, compared to 40.3% for the nine months ended September 30, 2007, reflecting our continuing transition to higher value Data and IP service offerings.
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

	Three Months Ended September 30,
		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Telecommunications services	$150,021	40.1%	$140,911	39.1%	$9,110	6.5%
Network operations	47,617	12.7	46,086	12.8	$1,531	3.3%
Pass-through taxes	13,287	3.6	12,401	3.4	$886	7.1%

Total cost of service	$210,925	56.4%	$199,398	55.3%	$11,527	5.8%

	Nine Months Ended September 30,
		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Telecommunications services	468,474	42.5	$427,345	40.1%	$41,129	9.6%
Network operations	143,045	13.0	132,872	12.5	$10,173	7.7%
Pass-through taxes	41,021	3.7	37,664	3.5	$3,357	8.9%

Total cost of service	$652,540	59.2%	$597,881	56.1%	$54,659	9.1%

For the three months ended September 30, 2008 compared to the same period in 2007, telecommunications services costs increased due to an increased volume related to wholesale long distance and IP and data services of $14.0 million. During the three months ended September 30, 2007, we revised our estimated cost of service related to the FCC’s Triennial Review Remand Order (“TRRO”) downward $8.2 million. These variances were partially offset by $9.6 million of incremental cost savings achieved through planned network optimization projects completed as of September 30, 2008 and $3.7 million cost benefit due to net changes in dispute balances and other accrued liabilities. Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include rehoming circuits to the nearest network POP, hubbing circuits onto the same transport facility, moving network facilities to lower cost providers, disconnection of capacity from third party providers which is no longer required and other similar actions which vary in type, size and duration.
The cost of service increase for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was predominantly due to the increase in telecommunications services costs in both dollars and as a percentage of total revenue. Telecommunications services costs increased primarily due to the increased growth in sales of our IP and data service, resulting in a $24.1 million increase, and the increased volume of wholesale long distance usage resulting in a $38.0 million increase. During the nine months ended September 30, 2007, we revised our estimated cost of service related to the FCC’s Triennial Review Remand Order (“TRRO”) downward $22.4 million. These variances were partially offset by $30.6 million of incremental savings achieved through planned network optimization projects completed as of September 30, 2008 and an $8.5 million decrease due to net changes in dispute balances and other accrued liabilities. For the nine months ended September 30, 2008, telecommunications services costs as a percentage of revenue increased approximately 2.4 percentage points to 42.5% predominantly due to the revision to the TRRO 2007 estimate previously mentioned.
For the nine months ended September 30, 2008 compared to the same period in 2007, the increase in network operations costs was due to an increase in technical sites maintenance costs of $5.2 million and an increase in network operations and service delivery personnel of $4.3 million. The 8.9% increase in pass-through taxes for the nine months ended September 30, 2008 compared to the same period in 2007 was principally due to a $4.1 million error correction related to the years 2003 through 2006. We determined certain payments for taxes due to various state and local jurisdictions had been incorrectly recorded and concluded the correction was not material to any of the affected years and corrected the liability during the first quarter of 2008. Excluding the effects of future net dispute settlements and future changes in our liability estimates, if any, we anticipate our cost of service as a percentage of revenue for the remainder of 2008 will remain relatively consistent with the same periods in 2007.

Selling, General and Administrative
Selling, general and administrative expense (“SG&A”) includes expenses related to payroll, commissions, sales and marketing, information systems, general corporate office functions and collection risks. SG&A decreased during the three and nine months ended September 30, 2008 compared to the same periods in 2007.
SG&A for the three months ended September 30, 2008 decreased $12.8 million primarily due to a $9.1 million decline in accruals for legal settlements made in the prior year, $1.6 million lower consultant expenses and a recovery of bad debts saving $1.8 million. Additional savings occurred in travel and entertainment, recruiting, relocation and training totaling $1.2 million and payroll related costs of $0.5 million. These decreases in SG&A were partially offset by an increase in the facility costs of $2.0 million. The increase in facility costs was due to the significant expansion of our nationwide fiber optic network and related systems architecture with next-generation equipment during 2007 and 2008 in support of revenue growth related to our higher margin core services. As a percentage of revenue, SG&A declined 4.7 percentage points to 32.1% during the three months ended September 30, 2008 reflecting our continued focus on attaining improved operating efficiencies.
SG&A for the nine months ended September 30, 2008 decreased $5.8 million as a result of lower legal related expenses of $11.4 million, a reduction in bad debt expense of $7.3 million, tax and licensing reductions of $4.3 million, office and facilities related costs declining $1.6 million and a reduction in contractor and consulting fees of $2.9 million, all being compared to the prior period. Legal related expenses declined primarily due to the settlement of litigation during 2007. Our provision for doubtful accounts decreased as a result of the ongoing effect of several initiatives directed at collecting old, past due customer accounts and reducing the number of past-due active customer accounts. The decrease in office related costs was primarily due to lower rent expense caused by the expiration of leases for excess office space and increased sublease income as a result of sublease agreements executed for unused space. These savings were partially offset by an $18.7 million increase in payroll, benefits, commissions, and other personnel related expenses and a $3.1 million increase in sales and marketing expenses. As a percentage of revenue, SG&A has declined slightly during the nine months ended September 30, 2008 compared to the same period in 2007. We anticipate SG&A as a percentage of revenue to be approximately 33% during the last quarter of 2008.
Depreciation and Amortization
During the nine months ended September 30, 2008, depreciation and amortization expense decreased $6.4 million due to $10.0 million less amortization expense and an increase in depreciation expense of $3.6 million. We did not have any amortization expense during 2008 because our definite-lived intangible assets became fully amortized in the second quarter of 2007. Depreciation expense increased due to the increase in our fixed assets as a result of approximately $390 million of capital expenditures made since January 1, 2007.
Investment (loss) gain, net
The $15.4 million charge in the three months ending September 30, 2008 is a result of a write down in the value of the marketable securities as detailed in Note 3. During the nine months ended September 30, 2008, an investment in a non publicly traded equity security, which previously had been included within other non-current assets, was converted into a publicly traded equity security as a result of an acquisition. Upon conversion, the Company classified the investment as an available-for-sale marketable equity security and recorded an unrealized gain on the investment of $4.3 million, partially offsetting the marketable securities write-down. Investment gain for the three and nine months ended September 30, 2007 was due to the receipt of $21.5 million for the beneficial settlement of a legal matter.

Comparison of Segment Financial Results
Overview
We operate our business in two reportable segments: wireline services through XOC and wireless services through Nextlink. XOC and Nextlink offer telecommunications services delivered using different technologies to different target customers. We do not allocate interest and other income, interest expense, accretion of our preferred stock or income tax expense to our two reportable segments. Additional information about our reportable segments, including financial information, is included in Note 12.
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
XOC is organized into three business units: XO Business Services, XO Carrier Services and Concentric. XO Business Services is focused on business, large enterprise and government customers, XO Carrier Services targets wholesale telecommunications provider customers and Concentric focuses on the small to mid-sized business customer by delivering managed telecom solutions and applications.
The following tables summarize XOC’s results of operations for the three and nine months ended September 30, 2008 compared to the same periods in 2007 (dollars in thousands):

	Three Months Ended September 30,
		% of		% of
		XOC		XOC	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Revenue from external customers	$373,519	99.9%	$360,493	99.9%	$13,026	3.6%
Inter-segment revenue	153	0.1	63	0.1	$90	142.9%

Total revenue	373,672	100.0%	$360,556	100.0%	$13,116	3.6%
Cost and expenses
Cost of service*	209,874	56.2	198,502	55.1	$11,372	5.7%
Selling, general and administrative	117,394	31.4	130,300	36.1	$(12,906)	(9.9)%
Depreciation and amortization	47,675	12.8	44,656	12.4	$3,019	6.8%
(Gain) loss on disposition of assets	796	0.2	1,063	0.3	$(267)	(25.1)%

Total cost and expenses	375,739	100.6	374,521	103.9	$1,218	0.3%

Segment loss	$(2,067)	(0.6)%	$(13,965)	(3.9)%	$(11,898)	(85.2)%

Capital expenditures	$55,062	14.7%	$63,840	17.7%	$(8,778)	(13.8)%

	Nine Months Ended September 30,
		% of		% of
		XOC		XOC	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Revenue from external customers	$1,100,907	99.9%	$1,064,614	99.9%	$36,293	3.4%
Inter-segment revenue	347	0.1	188	0.1	$159	84.6%

Total revenue	1,101,254	100.0	$1,064,802	100.0%	$36,452	3.4%
Cost and expenses
Cost of service*	649,017	58.9	596,190	56.0	$52,827	8.9%
Selling, general and administrative	367,604	33.4	373,937	35.1	$(6,333)	(1.7)%
Depreciation and amortization	139,954	12.7	146,533	13.8	$(6,579)	(4.5)%
(Gain) loss on disposition of assets	(37)	—	2,169	0.2	$(2,206)	(101.7)%

Total cost and expenses	1,156,538	105.0	1,118,829	105.1	$37,709	3.4%

Segment loss	$(55,284)	(5.0)%	$(54,027)	(5.1)%	$1,257	2.3%

Capital expenditures	$169,948	15.4%	$170,439	16.0%	$(491)	(0.3)%

*	exclusive of depreciation and amortization
Because XOC earned substantially all of our revenue and incurred the majority of our costs and expenses for the three and nine months ended September 30, 2008 and 2007, the discussion of our consolidated operations under the heading “Results of Operations” above may be used to explain the comparison of financial results for our XOC segment.
Capital Expenditures. During 2007 XOC made a significant investment in strategic, growth-related capital projects to support the growth of the business. While we continue to invest in capital projects, XOC’s capital expenditures declined during the three and nine months ended September 30, 2008 compared to the same periods of the prior year.
Nextlink
Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum covering 75 major markets in the United States. For a complete list of the wireless spectrum held by Nextlink and the markets covered, refer to the section entitled “Wireless Business Services” in Item 1, Business of our 2007 Annual Report. Recently, Nextlink has entered into agreements to provide services in several states including California, Illinois, Massachusetts, Texas, Virginia and Washington D.C., and expects to launch services in additional markets over the next two years. During 2008, Nextlink is focusing its marketing efforts in a few carefully selected markets to drive the growth in revenue. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services utilizing broadband radio signals transmitted between points of presence located within a line-of-sight over distances of up to 13 miles. For the nine months ended September 30, 2008, Nextlink’s top four customers accounted for approximately 75% of Nextlink’s revenue. One of these customers was XOC, an affiliate.
LMDS License Renewals. As previously disclosed in the 2007 Annual Report, Nextlink holds 91 LMDS licenses in 75 BTAs which are up for renewal in 2008. All license renewals have been filed with the FCC and the FCC has granted renewal of 78 of Nextlink’s LMDS licenses. The remaining 13 renewal requests by Nextlink are still pending at the FCC.

Demonstrations of Substantial Service. In order to secure renewal of its LMDS licenses, Nextlink must generally be in compliance with all relevant FCC rules and demonstrate that it is providing “substantial service” in its licensed areas. To that end, during 2007, Nextlink petitioned the FCC for an extension of its substantial service requirements for 48 of its 91 LMDS licenses. On April 11, 2008 the FCC granted Nextlink’s extension request to demonstrate substantial service until June 1, 2012 for the 48 LMDS licenses for which Nextlink sought an extension. In another action by the FCC, on April 15, 2008, the FCC approved Nextlink’s successful demonstration of substantial service in an additional 30 of Nextlink’s LMDS licensed markets. With respect to pending substantial service filings, Nextlink has substantial service showings for 13 additional LMDS licensed markets pending at the FCC.
The following tables contains certain financial data related to our Nextlink segment for the three and nine months ended September 30, 2008, compared to the same periods in 2007 (dollars in thousands):

	Three Months Ended September 30
		% of		% of
		Nextlink		Nextlink	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Revenue from external customers	$406	47.5%	$189	42.4%	$217	114.8%
Inter-segment revenue	449	52.5	257	57.6	$192	74.7%

Total revenue	855	100.0	446	100.0	$409	91.7%
Cost and expenses
Cost of service*	1,635	191.2	1,216	272.7	$419	34.5%
Selling, general and administrative	2,545	297.7	2,416	541.7	$129	5.3%
Depreciation and amortization	172	20.1	178	39.9	$(6)	(3.4)%

Total cost and expenses	4,352	509.0	3,810	854.3	$542	14.2%

Segment loss	$(3,497)	(409.0)%	$(3,364)	(754.3)%	$133	4.0%

Capital expenditures	$1,412	165.1%	$1,539	345.1%	$(127)	(8.3)%

*	exclusive of depreciation and amortization

	Nine Months Ended September 30
		% of		% of
		Nextlink		Nextlink	Change
	2008	Revenue	2007	Revenue	Dollars	Percent
Revenue from external customers	$1,537	56.9%	$355	36.6%	$1,182	333.0%
Inter-segment revenue	1,163	43.1	616	63.4	$547	88.8%

Total revenue	2,700	100.0	971	100.0	$1,729	178.1%
Cost and expenses
Cost of service*	5,015	185.7	2,495	257.0	$2,520	101.0%
Selling, general and administrative	7,106	263.2	6,544	673.9	$562	8.6%
Depreciation and amortization	561	20.8	354	36.5	$207	58.5%

Total cost and expenses	12,682	469.7	9,393	967.4	$3,289	35.0%

Segment loss	$(9,982)	(369.7)%	$(8,422)	(867.4)%	$1,560	18.5%

Capital expenditures	$5,050	187.0%	$4,369	449.9%	$681	15.6%

*	exclusive of depreciation and amortization
Revenue. Total revenue for the three and nine months ended September 30, 2008 increased compared to the same periods in 2007 due to increased revenue from spectrum leases and resellers such as XOC. Revenue was earned from leasing spectrum, delivering wireless backhaul, access, and network redundancy and diversity services across several markets including Boston, Chicago, Dallas, Houston, Los Angeles, and Washington, D.C. We expect revenue to continue to increase during 2008 as Nextlink continues to sell services into existing markets and builds out a wireless backhaul network for a major wireless carrier.

Cost of Service. Nextlink’s cost of service for the three months ended September 30, 2008 increased compared to the same period in 2007 primarily because of increased rent expense on real estate leases for points of presence and increased personnel costs to operate and support the growing network. The increase in cost of service for the nine months ended September 30, 2008 over the nine months ended September 30, 2007 was primarily due to a $1.2 million increase in real estate related expenses and $0.8 million increase in network operations expenses. It is anticipated that cost of service initially will exceed revenue from customers since real estate related expenses may be incurred before any revenue is generated from the sites being leased.
Depreciation and Amortization. Depreciation increased 58.5% during nine months ended September 30, 2008, compared to the same period in 2007 due to the expansion of Nextlink’s wireless network in markets where it holds LMDS licenses.
Capital Expenditures. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 capital expenditures increased slightly due to investments related to equipment, civil construction and installation activity for license preservation.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in conformity with GAAP. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial statements.
Regulatory
For additional information regarding the regulatory matters affecting our business, see the “Regulatory Overview” subsection in the Management’s Discussion and Analysis included in Part II, Item 7 of our 2007 Annual Report. Other than as discussed below, during the nine months ended September 30, 2008, there was no new material activity related to regulatory matters.
FCC Regulation of Wireless Services
For discussion of FCC approval of Nextlink’s demonstrations of substantial service in licensed areas and LMDS license extensions granted see “Comparison of Segment Financial Results — Nextlink” section above in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Additional Federal Regulations
VoIP 911 Regulation. On June 3, 2005, the FCC imposed 911 regulations on “interconnected VoIP services.” On July 23, 2008, the President of the United States signed HR 3403, the New and Emerging Technologies 911 Improvement Act of 2008. The Act ensures that providers of interconnected Voice-over-Internet-Protocol (“VoIP”) services have the same liability protections when handling 911 calls as those available to mobile and land-line telephone service providers. Specifically, VoIP providers would be indemnified for acts or omissions involving emergency calls to medical or law enforcement service providers. In addition, the Act gives VoIP providers the right to access 911 and E911 capabilities on the same rates, terms and conditions as commercial radio service (“CMRS”) providers. The Act instructs the FCC to adopt regulations implementing the provisions of HR 3403 within 90 days. In response, the FCC on October 21, 2008 released a Report and Order adopting regulations requiring entities that control access to 911 or E911 capabilities to provide access to such capabilities to requesting VoIP providers to the extent such entities provide access to CMRS providers or to the extent access is necessary for the requesting VoIP providers to provide 911 or E911 service in compliance with FCC rules. The FCC’s newly adopted rules require that the rates, terms and conditions for VoIP provider access to 911 or E911 capabilities must be reasonable.
Qwest Petition for Forbearance from Unbundling Requirements. On April 27, 2007, pursuant to section 10 of the Communications Act of 1934, as amended (the “Communications Act”), Qwest filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations in four markets: Denver, Minneapolis, Phoenix and Seattle. On July 25, 2008, the FCC adopted a Memorandum Opinion and Order denying Qwest’s four petitions in their entirety. On July 29, 2008, Qwest filed an appeal of the FCC’s decision with the U.S. Court of Appeals for the DC Circuit. XOH is participating in that case as a supporter of the FCC.
Intercarrier Compensation Reform and Treatment of VoIP Services. On July 8, 2008, the United States Court of Appeals for the District of Columbia directed the FCC to either justify its intercarrier compensation rules for traffic bound for internet service providers (“ISPs”) or such rules will be vacated on November 6, 2008. Several interested parties filed various proposals on how the FCC might justify its intercarrier compensation rules for ISP- bound traffic as well as how the Commission may reform the entire intercarrier compensation and universal service fund regimes. XOH actively participated at the FCC in response to those proposals. On November 5, 2008, the FCC released an Order responding to the Court specifically keeping the current ISP-bound traffic rules in effect, including a $0.0007 cap on traffic above a 3:1 ratio. Also on November 5, 2008, the FCC released a Further Notice of Proposed Rulemaking requesting comment on three alternative proposals for reform of the intercarrier compensation and universal service rules. The three proposals include a proposed draft order circulated by the FCC Chairman, a narrower draft addressing only USF reform issues, and a revised version of the Chairman’s proposal that includes suggestions made by rural and wireless carriers as well as consumer groups. Although statements from some FCC Commissioners indicate a willingness to try to take action on the Notice of Proposed Rulemaking by a December 18, 2008 meeting date, we cannot predict what, if any, actions the FCC will take or when it may act or the effect this will have on our future financial results.

Additional State and Local Regulation
XO Complaints Against Verizon. On April 18, 2008, XO Communications Services, Inc. (“XOCS”), a wholly owned subsidiary of XO Communications LLC, filed formal complaints against Verizon New England, Inc. and Verizon Pennsylvania Inc., before the Massachusetts’ Department of Telecommunications and Cable and the Pennsylvania Public Utilities Commission respectively. On July 11, 2008, XO Virginia, LLC (“XOVA”), along with several other competitive carriers, filed a formal complaint against Verizon Virginia Inc. before the Virginia State Corporation Commission. On July 24, 2008, XOCS filed a formal complaint against Verizon New York Inc. before the New York Public Service Commission. In the complaints, XOCS and XOVA claimed that Verizon was erroneously, and in violation of its tariff, assessing switched access dedicated tandem trunk port charges on local interconnection trunks used to jointly provide switched access services to third party interexchange carriers. Verizon has filed answers in the Massachusetts, Pennsylvania and Virginia complaint proceedings denying XOCS’s claims and setting forth an affirmative defense. Verizon’s answer has not yet been scheduled in the New York complaint proceeding. In Virginia, the coalition of competitive carriers, including XOCS, filed a reply on September 30, 2008. Evidentiary hearings were held on October 6 and 7, 2008 in the Massachusetts proceeding, and evidentiary hearings are scheduled on March 3 and 4, 2009 in the Pennsylvania proceeding. The likely outcomes of these proceedings are not known at this time.
Qwest Complaints Against XO. On June 24, 2008, Qwest Communications Corporation (“QCC”) filed a formal complaint against XO Communications Services, Inc (“XOCS”) and numerous other CLECs before the Public Utilities Commission of the State of Colorado. On August 1, 2008, QCC filed a formal complaint against XOCS and numerous other CLECs before the Public Utilities Commission for the State of California. In the complaints, QCC claimed that XOCS and the other CLECs violated state statutes and regulations and, in certain cases the CLEC’s respective tariffs, subjecting QCC to unjust and unreasonable rate discrimination in connection with the provision of intrastate access services. On August 1, 2008 and September 22, 2008, XOCS filed its answers to the Colorado and California complaints, respectively, denying Qwest’s claims and setting forth affirmative defenses. The likely outcomes of these proceedings are not known at this time.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended September 30, 2008, all of our long-term debt and accrued interest was retired in connection with the issuance and sale of shares from a new series of Class B Convertible Preferred Stock and a new series of Class C Perpetual Preferred Stock. Therefore, as of September 30, 2008 we are no longer subject to interest rate risk on long-term debt.
However, during 2007 through July 25, 2008 upon the extinguishment of outstanding debt under our Credit Facility, we were subject to market risk arising from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects of interest rate risk. As of December 31, 2007, we had $373.5 million in principal of variable rate long-term secured debt outstanding which was subject to interest rate risk. Our results of operations have been affected by changes in interest rates due to the impact those changes have had on borrowings under our Credit Facility. The annualized weighted average interest rate at December 31, 2007 was 11.9%. The effect of a 1% increase in interest rates would have resulted in additional interest expense during 2007 of $3.8 million based on our average monthly balances. We did not used derivative instruments to alter the interest rate characteristics of our borrowings.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required financial disclosures.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the order, the Bankruptcy Court ruled, among other things, as follows:
(a)	with respect to the ATLT’s reimbursement claim of approximately $20 million, XOH must pay to the ATLT damages in the minimum amount of approximately $8 million, subject to an upward adjustment of up to an additional amount of approximately $2 million pending resolution of the dispute regarding the “true-up” of certain disputed liabilities by the referee, together with interest accruing at the New York statutory rate of 9% per annum;

(b)	the Company must pay to the ATLT the amount of $0.5 million, together with interest accruing at the New York statutory rate, which amount represents cash received by the Company after the closing of the Allegiance acquisition, provided there is a corresponding reduction in accounts receivable included in the “Acquired Assets”;

(c)	the Company must immediately pay or deliver to the ATLT certain checks in the aggregate amount of $0.6 million issued by the U.S. Internal Revenue Service on account of tax refunds owed to Allegiance, together with interest accruing at the New York statutory rate;

(d)	with respect to the true-up of certain disputed liabilities, the ATLT shall pay to XOH $2.8 million, together with interest accruing at the New York statutory rate, which amount may be increased by the referee;

(e)	XOH is fully subrogated to the obligations of $1.7 million of Allegiance liabilities that the Company caused to be honored after the closing; and

(f)	to the extent not satisfied, the ATLT must pay to XOH its tax reimbursement obligations, together with interest accruing at the New York statutory rate.
In October 2007, as a result of a binding arbitration proceeding, the Company was awarded and collected $5.8 million inclusive of interest related to certain payments made by the Company on behalf of the ATLT and Shared Technologies, Inc.
On October 21, 2008, the ATLT and XOH reached a global settlement and entered into a settlement agreement (the “Settlement Agreement”) covering various matters in dispute between them, including the administrative claim and counterclaim. The Settlement Agreement provides, among other things, for a net payment by the ATLT to us of $57.4 million plus interest on a portion thereof accruing after September 30, 2008. The Settlement Agreement, and all payments thereunder, is subject to the entry by the Bankruptcy Court of a final order approving the settlement agreement, and if such final approval is not obtained, the Settlement Agreement will become null and void. A motion seeking an order to approve the Settlement Agreement was filed by the ATLT with the Bankruptcy Court on October 23, 2008. The Bankruptcy Court approved the Settlement Agreement on November 5, 2008 and such approval will become final ten days thereafter if no further action occurs.
Houlihan Lokey Howard and Zukin Capital LLC
On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for approximately $19 million represents HLHZ’s claim for advising management in our financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and XOH objected to the fee claim on the grounds that, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOH for $2.0 million, which it had previously paid, and ordered XOH to pay the difference to HLHZ. XOH paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York (the “District Court”) upheld the Bankruptcy Court decision. On May 29, 2007, HLHZ filed notice of appeal to the 2nd Circuit. On October 15, 2008 the 2nd Circuit Court of Appeals remanded the dispute to the District Court for further remand to the Bankruptcy Court for “clarification” of its decision not to include the unsecured debt in the transaction fee calculation.

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
ITEM 1A. RISK FACTORS.
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
For each period since inception, we have incurred net losses. For the years ended December 31, 2007, 2006 and 2005 our net losses allocable to common stockholders were $129.9 million, $143.8 million and $159.2 million, respectively.

As of June 30, 2008 we had debt and accrued interest outstanding of $470.5 million. On July 25, 2008, we completed a $780.0 million financing transaction in which we issued and sold shares from two new series of preferred stock to affiliates of our Chairman. As a result of this financing, all our indebtedness for borrowed money (inclusive of accrued interest), amounting to approximately $395 million under our Credit Facility as well as approximately $78 million under the Promissory Note, has been retired in full. We intend to use the remaining cash proceeds from the transaction, in the amount of $306.9 million (before deduction of transaction expenses), to fund our business plans and future growth initiatives, provide ongoing working capital for our business and pursue additional opportunities which would be expected to create value for our shareholders. In addition, the terms of our Class A Convertible Preferred Stock provide that on January 15, 2010, we shall redeem in cash and in a manner provided for therein all of the shares of 6% Class A Convertible Preferred Stock then outstanding at a redemption price equal to 100% of its liquidation preference. We do not currently intend to use any of the proceeds from the financing transaction to redeem any shares of our 6% Class A Convertible Preferred Stock. We have not yet determined how we will secure the funds necessary to redeem the 6% Class A Convertible Preferred Stock and expect that the redemption will depend on market conditions between now and the date of final redemption, as well as other factors. There can be no assurance that, when the 6% Class A Convertible Preferred Stock is required to be redeemed, we will have the cash available to redeem the Preferred Stock.
Risks Related To Long-Term Debt Covenant
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
As described below, this risk factor was affected in the first quarter of 2008 and subsequently eliminated during the third quarter of 2008.
This risk factor was affected in the first quarter of 2008 when the Wireline Settlement Agreement was approved by the Chancery Court on March 31, 2008. The Wireline Settlement Agreement provided for the global settlement of litigation initiated by certain of our minority stockholders against us and certain of our current and former directors; and in connection therewith, we, among other things, obtained (1) the reduction by 150 basis points of the interest rate on the debt under our Credit Facility, accruing on or after January 1, 2008 through the due date of July 15, 2009, and (2) the waiver, through the due date of July 15, 2009, of any breach of the financial covenants in Section 6.6 of our Credit Facility, including the EBITDA (as defined in our Credit Facility) and minimum unrestricted cash balance covenants. Waiver of the EBITDA and minimum unrestricted cash balance covenants in our Credit Facility relieved us from immediate concerns relating to the reclassification of our long-term debt to short-term debt. The Chancery Court’s order approving the Wireline Settlement Agreement became final on April 30, 2008.
On July 25, 2008, as a result of our $780.0 million preferred stock issuance, the Credit Facility was retired in full.

Risks Related to our Wireless Operations
Our spectrum licenses may not be renewed upon expiration, which could harm our business.
Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. The renewal dates for Nextlink’s 39 GHz licenses are in 2010. Nextlink’s 91 LMDS licenses are up for renewal in 2008. The FCC announced it granted renewal of 77 of these licenses. Nextlink has another 14 renewal requests still pending at the FCC. Failure to renew its licenses could have a significant adverse effect on Nextlink’s operations and financial results.
In order to secure renewal of its LMDS licenses, Nextlink must generally be in compliance with all relevant FCC rules and demonstrate that it is providing “substantial service” in its licensed areas. To that end, during 2007, Nextlink petitioned the FCC for an extension of its substantial service requirements for 48 of its 91 LMDS licenses.1 On April 11, 2008 the FCC granted Nextlink’s extension request to demonstrate substantial service until June 1, 2012 for the 48 LMDS licenses for which Nextlink sought an extension. In another action by the FCC, on April 15, 2008, the FCC approved Nextlink’s successful demonstration of substantial service in an additional 30 of Nextlink’s LMDS licensed markets. With respect to pending substantial service filings, Nextlink has substantial service showings for 13 additional LMDS licensed markets pending at the FCC. Failure to demonstrate substantial service in any licensed market where the FCC has not already approved a substantial service showing could have a significant adverse effect on Nextlink’s operations and financial results. While management expects that we will be able to secure FCC approval of Nextlink’s pending substantial service filings, there is no assurance that Nextlink will receive FCC approval.
Risks Related to Our Common Stock
An entity owned and controlled by our Chairman is our majority stockholder.
An entity owned and controlled by the Chairman filed amendment No. 13 to its Schedule 13D with the SEC on October 17, 2008 disclosing that the Chairman’s beneficial ownership of XOH’s Common Stock was approximately 89% as of such date. As a result, the Chairman has the power to elect all of our directors. Under applicable law and our certificate of incorporation and by-laws, certain actions can be taken with the approval of holders of a majority of our voting stock, including mergers, sale of substantially all of our assets and amendments to our certificate of incorporation and by-laws.
Future sales or issuances of our common stock could adversely affect our stock price and/or our ability to raise capital.
Future sales or issuances of substantial amounts of our Common Stock, or the perception that such sales or issuances could occur, could adversely affect the prevailing market price of the Common Stock and our ability to raise capital. As of September 30, 2008, there were 182,075,035 shares of our Common Stock outstanding.

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

There are also options outstanding to purchase 9.1 million shares of our Common Stock that have been reserved for issuance under the XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) as of September 30, 2008. Unless surrendered or cancelled earlier under the terms of the 2002 Plan, those options will begin to expire in 2013. In addition, the 2002 Plan authorizes future grants of options to purchase our Common Stock, or awards of our restricted Common Stock, with respect to approximately 6 million additional shares of our Common Stock.
As of September 30, 2008, 4.0 million shares of our 6% Class A Convertible Preferred Stock were outstanding. At such time, such shares of Class A Preferred Stock were convertible into 55,456,317 shares of our Common Stock. However, pursuant to the terms of the Class A Preferred Stock, the number of shares of Common Stock into which the Class A Preferred Stock is convertible increases quarterly. A majority of the Class A Preferred Stock is held by Cardiff, an affiliate of the Chairman, and the remainder is held by various stockholders. Cardiff and such stockholders have the right to require us to register for resale the Class A Preferred Stock and the shares of Common Stock into which it is convertible under the Securities Act, and to include such Preferred Stock and/or Common Stock in certain registration statements filed by us from time to time. As of September 30, 2008, approximately half of the Class A Preferred Stock shares have been registered.
On July 25, 2008, 555,000 shares of our 7% Class B Convertible Preferred Stock were issued to affiliates of our Chairman. These shares are convertible after July 25, 2009, subject to a possible extension of no more than 90 days, at the option of the holder into shares of our Common Stock. As of September 30, 2008, the Class B Convertible Preferred Stock was convertible into 374,892,222 shares of our Common Stock. However, pursuant to the terms of the Class B Convertible Preferred Stock, the number of shares of Common Stock into which the Class B Convertible Preferred Stock is convertible increases quarterly unless we elect to pay cash dividends in lieu of such accretion for any quarterly period. The holders of the Class B Convertible Preferred Stock have the right to require us to register for resale the Class B Convertible Preferred Stock and the shares of Common Stock into which it is convertible under the Securities Act, and to include such Preferred Stock and/or Common Stock in certain registration statements filed by us from time to time. As of September 30, 2008, none of the Class B Convertible Preferred Stock shares have been registered.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On July 25, 2008, the Company entered into a Stock Purchase Agreement for the issuance and sale of unregistered shares of its 7% Class B Convertible Preferred Stock and 9.5% Class C Perpetual Preferred Stock, as reported on the Company’s Current Report on Form 8-K filed on July 28, 2008.
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

XO HOLDINGS, INC.
November 10, 2008	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated herein by reference to Exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (incorporated herein by reference to Exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.3	Bylaws of XO Holdings, Inc. (incorporated herein by reference to Exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

4.1	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 7% Class B Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof *

4.2	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 9.50% Class C Perpetual Preferred Stock and Qualifications, Limitations and Restrictions Thereof *

10.1	Promissory note, dated as of March 13, 2008, executed by XO Communications, LLC in favor of Arnos Corp. *

10.2	Stipulation and Agreement of Compromise, Settlement and Release, approved by the Delaware Court of Chancery on March 31, 2008, among XO Holdings, Inc. and certain minority stockholders *

10.3	Amendment No. 2 and Waiver to Amended and Restated Credit and Guaranty Agreement dated May 9, 2008 between XO Communications, LLC, its subsidiaries and Arnos Corp., as Requisite Lenders*

10.4	Stock Purchase Agreement**

10.5	Registration Rights Agreement**

10.6	Tax Allocation Agreement**

10.7	Undertaking (incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on August 29, 2008)

10.8	XO Holdings, Inc. 2008 Executive Bonus Plan (filed herewith).

10.9	Settlement Agreement and Mutual Release In re Allegiance Telecom, Inc. et al., Debtors, dated October 21, 2008 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act as amended (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated herein by reference to Form 10-Q for the quarter ended March 31, 2008.

**	Incorporated herein by reference to the Current Report on Form 8-K filed on July 28, 2008.