Form 10-K
period 2008-12-31
XO HOLDINGS INC
filed 2009-03-16
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of common stock held by non-affiliates of the registrant was $37.0 million based upon the closing sale price of the common stock as reported on the Over-the-Counter Bulletin Board as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity associated with our majority shareholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 5, 2009 was 182,075,035.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s proxy statement relating to its 2009 Annual Meeting of Stockholders.

XO Holdings, Inc.

Caution Regarding Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “can,” “may,” “could” or other comparable words. Our forward-looking statements are based on currently available operational, financial and competitive information and management’s current expectations, estimates and projections. These forward-looking statements include:

•	expectations regarding revenue, expenses, capital expenditures and financial position in future periods;

•	our ability to broaden our customer reach and expand our market share;

•	pursuit of growth opportunities, and

•	the necessity of obtaining future financing to fund our business plan and repay our scheduled obligations.

Readers are cautioned that these forward-looking statements are only predictions and are subject to a number of both known and unknown risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results in future periods may differ materially from the future results, performance, and/or achievements expressed or implied in this document. These risks include any failure by us to:

•	generate funds from operations sufficient to meet our cash requirements and execute our business strategy;

•	prevail in our legal proceedings;

•	increase the volume of traffic on our network;

•	develop a market for our fixed wireless licenses; and

•	achieve and maintain market penetration and revenue levels given the highly competitive nature of the telecommunications industry.

For a detailed discussion of risk factors affecting our business and operations, see Item 1A “Risk Factors” of this Annual Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

PART I

ITEM 1.	BUSINESS

XO Holdings, Inc., a Delaware corporation, was incorporated in December 2005 and has its principal executive offices at 13865 Sunrise Valley Drive, Herndon, Virginia 20171. XO Holdings, Inc., together with its consolidated subsidiaries, (“XOH” or the “Company”) maintains an Internet website at www.xo.com. Any information included in XOH’s website is not incorporated by reference into this Annual Report. We use the terms “we”, “our” and “us” to refer to XOH in this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements for our annual stockholders meeting, and amendments to those reports are available free of charge via a link on the investor relations section of our website to the Securities and Exchange Commission. In addition, we have posted on our website our Code of Ethics applicable to our principal executive officer, principal financial officer, controller, treasurer and other persons performing similar functions.

Overview

We are a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. XOH became the publicly traded successor to XO Communications, Inc. (“XO Inc.”) in February 2006. In 2002, XO Inc. filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On January 16, 2003, XO Inc. consummated the plan of reorganization and emerged from its Chapter 11 reorganization proceedings with a significantly restructured balance sheet. On June 23, 2004, XO Inc. completed the acquisition of all of the local exchange (See Glossary subheading in Item 1, Business, of this Annual Report for definitions of bold terms) carrier businesses of Allegiance Telecom, Inc. (“Allegiance”).

As one of the nation’s largest competitive communications companies, XOH is uniquely positioned as a leading local and national alternative to the Incumbent Local Exchange Carrier (“ILEC”) for businesses and large enterprises. We operate in a market that continues to change rapidly as a result of technological advancements and industry consolidation. The majority of market share is maintained by the legacy ILECs. However, competitive service providers, like us, have succeeded in gaining market share from the ILECs by offering comparable services at competitive prices.

We have earned revenues in excess of $1.4 billion for each of the last four years. We expect to further grow our share within the retail and wholesale business-to-business telecommunications market by using our network assets to offer Data and IP services primarily to business and carrier customers. We have invested over $400 million during the past two years in order to enhance and expand our extensive network. During 2008, the Local Multipoint Distribution System (“LMDS”) licenses held by one of our subsidiaries, Nextlink Wireless, Inc. (“Nextlink”) were up for renewal. Currently, 77 of the 90 licenses up for renewal have been renewed by the FCC. The remaining license renewal requests and demonstrations of substantial service are still pending with the FCC.

Segments

We operate our business in two reportable segments through two primary operating subsidiaries. XO Communications, LLC, operates our wireline business under the trade name “XO Communications” (“XOC”) and Nextlink operates our wireless business. Additional information about our reportable segments, including financial information, is included in Note 17 of our consolidated financial statements in Item 8 of this Annual Report.

XO Communications

XOC provides a comprehensive array of wireline telecommunications using both advanced IP and traditional TDM technologies. XOC serves the broad telecommunications needs of its customers through an extensive telecommunications network that we operate.

Strategy

We continue to execute our wireline business strategic plan by focusing on several key elements:

Focus on Business and Carrier Customers.  XOC provides a broad portfolio of reliable, scalable and high-speed telecommunications services tailored for enterprise, business, carrier and content delivery customers. XOC offers traditional and next-generation solutions tailored to these customers. We continue to invest in rolling out new product offerings to meet the emerging needs of these customers.

Focus on Data and IP Services.  XOC has built a state-of-the-art network designed to carry data and IP traffic. This recognizes the on-going shift from traditional telephony services to new, IP-based services. During 2008, we realized almost half of our revenue from the sale of data and IP-related services, and expect to see a continued shift in our revenue mix to these services in 2009. We continue to place significant focus on developing new IP-based services. For our carrier customers, in 2008 we rolled out several new products, including Ethernet Hub and Carrier MPLS-enabled Internet Protocol Virtual Private Network (“MPLS IP-VPN”). For our business customers, we rolled out enhancements to several of our service offerings including MPLS IP-VPN, Ethernet, and integrated VoIP, including our award-winning unified communications package, “XO Anywhere.”

Utilize Our Network Assets.  XOC’s network is interoperable with both traditional and IP services. This allows customers to access XOC’s network with greater flexibility and enables us to offer solutions with significant appeal to business, carrier and wholesale customers. XOC’s national network includes over 950 central office collocations in 75 major metropolitan markets across the United States. XOC’s network footprint includes an 18,000 route mile nationwide inter-city fiber optics network, over one million fiber miles, and approximately 3,000 on-network buildings. We continually update the capacity and capabilities of the network and expect to continue to do so in 2009.

Provide Quality Services to our Customers.  We support our nationwide network with an integrated array of systems and support personnel to ensure that our customers receive the highest quality of service. We employ a software-based single interface to all network fault management requirements and for advanced, highly accurate provisioning. XOC’s professional staff monitors the network 24/7, with subject-matter experts available to resolve issues quickly and accurately. XOC offers online tools that provide customers secure, self-service portals for the creation, maintenance, tracking and reporting of a number of services; XOC rolled out new online tools in 2008 and plans to develop further capabilities in 2009 in order to enhance the customer’s experience and overall satisfaction. We continue to invest in operational areas including provisioning, care efficiency and billing accuracy as a way to further improve our customers’ experiences with our services.

Transformation.  In 2008, XOC commenced an enterprise-wide transformation initiative intended to enhance shareholder value through focusing on improving service delivery, accelerating revenue growth, and reducing our operating costs. We plan to implement this initiative over the next several years and expect to begin deriving benefits in 2010. In conjunction with this transformation initiative, we intend to continue to invest in new network infrastructure, develop new service offerings and expect to continue expanding our customer base in high-growth markets.

Service Offerings
XOC uses its nationwide IP network, extensive local metropolitan networks and broadband wireless facilities provided through Nextlink to offer a broad portfolio of services. The revenue from these services is aggregated into two categories: Core and Legacy/TDM. XOC’s Core services include products using next generation IP technologies and transport services and include the following categories:

Data and IP Services.  These services include IP Flex, Dedicated Internet Access (“DIA”), Carrier VoIP origination and termination, Ethernet, and other IP-based solutions, as well as data services including Dedicated Private Line, Telco Collocation and Multi-Transport Networking (“MTNS”). Also included in this category is our MPLS IP-VPN service that allows our multi-location customers to securely connect their sites to achieve more bandwidth for the dollar, faster application deployment, lower network operating costs, and more access options. MPLS IP-VPN service is a fully managed converged voice and data network service with advanced features for application traffic prioritization by class of service for router management and for applications performance management. In addition, it offers universal site-to-site connectivity, a broader selection of access options and no rigid limits on bandwidth. Customers can select class of service options to prioritize their network traffic.

XOC provides private line point-to-point connectivity. Our Dedicated Private Line service provides special access and point-to-point circuits to high volume customers, for their use as both primary and back-up circuits. In addition, fiber optic technology that enables signals to be transmitted at different wavelengths on a single fiber allows XOC to lease one or more dedicated wavelengths with connections of up to 9.6 Gbps, a transmission rate known as OC-192. This service supports a variety of transmission protocols, including ATM, Frame Relay, and Synchronous Optical Network. In addition, XOC’s facilities-based network allows it to offer data and telecommunications equipment collocation in many of its facilities across the United States. This capability allows customers to locate their equipment in secure, controlled access cabinets or cages at XOC facilities. By placing their equipment in an XOC collocation, customers enjoy easy connection to the XOC network and other carrier networks, available 24-hour-a-day-7-day-a-week monitoring, backup power, and other services that help customers increase bandwidth, reduce costs, avoid capital expenditures, and improve redundancy and business continuity capabilities.

XOC offers numerous solutions for DIA — from traditional 1.5 Mbps T1 services to mid-band Ethernet Internet access up to 10 Mbps to high speed optical Internet access at speeds up to 10 Gbps. A suite of Ethernet Transport services, including Gigabit Ethernet (“GigE”), as well as inter-city Ethernet services at 10 Mbps, 100 Mbps, 1 Gbps, and 10 Gbps between markets is available on both our fiber network and through Nextlink’s fixed wireless capabilities. These services are designed to provide high-speed, high-capacity connections between customers’ Local Area Networks within and between metropolitan areas and reduce costs for customers as they eliminate the need for ongoing configuration, management and acquisition of equipment. XOC offers a growing portfolio of converged and VoIP services including integrated bundles, Session Initiation Protocol (“SIP”) service, and VoIP origination and termination solutions. Converged solutions allow voice and data traffic to transverse the same circuit, treating voice services as another IP application. XO SIP Service provides a native IP connection to the newest generation of IP-based PBXs. IP Flex provides a VoIP solution for customers who want to keep their existing phone equipment. XOC has one of the largest deployments of soft-switches to support both circuit switched voice traffic and packet-based VoIP traffic, carrying over 20 billion minutes of VoIP traffic in 2008.

Integrated/Voice Services.  XOC provides a portfolio of integrated and voice services for business and carrier customers. This portfolio includes traditional local and long distance services, such as PRI and our wholesale carrier long distance, Carrier Long Distance Termination (“CLDT”), as well as integrated voice and data services such as XOptions and Integrated Access. Carriers rely on XOC’s service to originate and terminate large volumes of minutes on behalf of their customers.

Managed Services.  XOC managed services provide network, equipment and professional services as an integrated solution for customers through our XO One managed IP-enabled PBX (“iPBX”) offerings. The offer includes iPBX installed and managed at our customers’ premises that allows customers with single or multiple locations to outsource the deployment and management of their premise-based IP systems. This solution provides businesses with the benefits and features of IP Telephony while helping to lower their total cost of network ownership by eliminating the expenses of purchasing, maintaining and managing their own voice and data equipment. XOC also offers network-based Interactive Voice Response (“IVR”) services that provide custom-designed voice response systems that reduce costs and improve serviceability by routing calls, capturing information, locating, retrieving and communicating data and more.

XOC’s Legacy/TDM services are predominantly deployed using TDM and circuit switched voice technologies. These services include the following categories:

Voice Services.  XOC’s traditional voice services are a proven alternative to the ILECs. XOC has negotiated and entered into interconnection agreements with applicable ILECs and certain independent carriers, and implemented permanent local number portability, which allows new customers to retain their existing telephone numbers when they choose XOC as their service provider. XOC offers a variety of traditional voice applications and services including standard dial tone (with 911 access, touch tone dialing, directory assistance, and operator assisted calling), retail local and long distance (including international, toll-free, operator-assisted, and calling card) services, basic business lines, switched trunks, local voice features such as messaging, voice and web conferencing, and carrier reciprocal access.

Hosting and Hosted Applications.  XOC offers a range of web hosting, messaging, collaboration and SaaS applications to help customers manage their online business and provide online business tools to its customers. These services include website hosting, business email, managed server, professional website services related to these products.

Business Units

XOC operates through three customer-centric business units: XO Business Services (“Business Services”), XO Carrier Services (“Carrier Services”) and XO Concentric (“Concentric”). Business Services markets its telecommunications solutions to government agencies and business customers, ranging in size from growing businesses to Fortune 500 companies. Business Services provides managed IP, data and end-to-end communications solutions. Carrier Services markets wholesale solutions to carriers and other telecommunications customers. Concentric services are primarily marketed to small business customers. This business unit structure helps XOC increase its focus around specific customer groups, grow revenue within each customer group, and it highlights XOC’s unique competitive advantages in serving business and carrier customers as the telecommunications industry consolidates and data and telecommunications services converge.

Business Services

Business Services provides business customers and government agencies with managed IP, data and end-to-end voice communications solutions. Business Services is focused on obtaining and retaining customers through an outstanding customer experience and profitably growing revenue through an expanding IP-based service portfolio. Business Services builds on our strong position within the small-to-medium sized business market as a platform for greater emphasis on mid-market businesses. Business Services also leverages XOC’s nationwide network to increase its penetration in the larger enterprise market.

The United States market for wireline business telecommunications services consists of over 14 million businesses with average monthly telecommunications spending of approximately $6.0 billion. XOC’s network footprint reaches approximately 40% of that available market.

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

Business customers in the U.S. telecommunications market span a wide range of sizes and needs, from small and medium sized businesses to large multi-location enterprises. Business Services is aligning its service offerings, sales and channel strategies and customer support models to better meet the needs of these broad customer groups:

Small-to-Medium Business (“SMB”).  The SMB group consists of single-site or multiple-site customers. These customers may require multiple service packages, some level of customized solutions and spend several thousand dollars a month in telecommunications services.

Mid-Market Business.  Business Services is ideally positioned to serve the needs of mid-market businesses. These are growing companies that generally spend in excess of $5,000 per month in telecommunications services and are frequently underserved by large telecommunications providers. XOC has a range of services, from bundles that are suited to branch locations, to customized solutions that meet the needs of company headquarters locations or multi-site networks. A majority of Business Services’ resources are concentrated on serving the needs of customers within this market.

Enterprise.  Enterprises are large commercial entities with complex communications needs. These customers require high bandwidth, secure private networks, multi-location services and unique solutions. Enterprise type customers typically spend hundreds of thousands of dollars or more per month in telecommunications services.

Government.  Government entities from local school districts to state offices and federal agencies frequently require telecommunications solutions that are similar to mid-market and enterprise businesses. Yet, government customers have unique needs and purchasing processes necessary to meet the requirements of serving the public.

Historically, Business Services has served a portion of all these groups, with an especially strong presence in the SMB market. During 2008, Business Services began shifting its focus to mid-market business enterprises. As a result, during 2008 a significant shift in expenditures, personnel and customer base occurred. Business Services’ concentration of resources and focus on mid-market businesses resulted in a substantial expansion in the number of mid-market customers served. In addition during 2008, Business Services continued to increase its focus on government customer groups.

Carrier Services
Carrier Services delivers a broad range of IP, data and wholesale voice services to ILECs, Competitive Local Exchange Carriers (“CLEC”s), Internet Service Providers (“ISPs”), interexchange carriers, non-facility based resellers, building local exchange carriers, wireless service providers, and VoIP service providers. Taking advantage of consolidation within the industry and increased customer demands for bandwidth, Carrier Services also targets international carriers and cable companies. Carrier Services offers customers high-capacity, inter-city private line and inter-city Ethernet services. In 2007 XOC deployed a 400 Gbps capability in 22 large carrier hotels and in some cases upgraded some of those carriers to 800 Gbps. Expanding the metro footprint within these metropolitan markets allows Carrier Services to capture a greater share of the metro IP and wavelength services market. The investment in inter-city optical capacity and in customer “very high speed” routers enables Carrier Services to compete in the carrier IP business, as well as to win business with cable companies.

The Carrier Services’ business unit consists of sales and marketing, customer service, finance, field sales engineering and service delivery departments that work closely with Carrier Services’ customers to provide wholesale specialized solutions. In addition to wholesale versions of the services described above under the heading “XO Communications,” Carrier Services leverages the extensive XOC network to provide additional benefits to carriers.

Carrier Services offers wholesale local voice services, which allow carrier customers to expand their own service footprint with a branded local service offering, while eliminating capital costs, improving their services and reducing operating costs. IP Aggregation aggregates end-user 1.5 Mbps to 6 Mbps end-link traffic and delivers it to Carrier Services’ customers over a clear channel DS3. Customers without a Point-of-Presence (“POP”) in a particular city where they have purchased IP end-links have an option to backhaul their customers’ traffic across the XOC backbone to the city where their POP is located. Traffic is transported securely via MPLS and allows customers to manage their own IP address space. Wholesale long distance termination services provide solutions to terminate inter- and intra-state long distance calls with only one interconnection. VoIP Origination and VoIP Termination services allow incoming calls through XOC’s IP network. VoIP Termination provides long distance connectivity to terminate IP-originated calls to the Public Switched Telephone Network (“PSTN”). These services are used by some of the nation’s leading retail VoIP service providers

Concentric
Concentric delivers enterprise-class hosted IT solutions as well as voice and data services to small to medium business customers, typically serviced through a single T1 facility, that generally spend less than $1,000 per month in telecommunications service. Concentric also provides its hosted IT services to purely hosted customers who get their connectivity from other providers.

Concentric provides its hosted services on a patented Clustered Technology architecture, a platform that delivers greater reliability, speed and performance than traditional shared platforms. Concentric’s unique technology provides virtually inexhaustible dynamic resources and multiple tiers of system and application security. Services include web hosting, business email, hosted Microsoft Exchange®, secure instant chat, managed server and managed back-up.

In 2008, Concentric implemented the first node of the Concentric Cloud next generation SaaS platform to enable deployment of virtualized, geographically distributed service offerings. Concentric’s clustered technology and managed services provide customers with reliable, scalable and affordable hosted solutions for one location or many, as well as professional services to meet the development and integration needs of growing businesses.

Nextlink
Nextlink provides a high-speed wireless alternative to local copper and fiber connections. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services using broadband radio signals transmitted between points of presence located within line-of-sight (“LOS”). Nextlink’s services provide critical telecommunications links within customer networks without requiring them to construct their own facilities or purchase capacity from the regional ILECs. Nextlink services also provide carriers and end-user customers with network diversity and redundancy to permit them to deploy communications services that are less vulnerable to natural disasters or other disruptions than traditional, terrestrial-only telecommunications networks.

Strategy
Nextlink’s business strategy is focused on using its licensed spectrum to deliver alternative access services to wireless and wireline carriers, including XOC. Major initiatives include:

Preserve the Spectrum.  Nextlink continues to build out its wireless networks to satisfy the Federal Communications Commission’s (“FCC”) “substantial service” requirements for LMDS license renewal purposes. During 2007, the FCC granted Nextlink’s extension request to demonstrate substantial service until June 1, 2012 for the 48 LMDS licenses for which Nextlink sought an extension. On April 15, 2008, the FCC approved Nextlink’s successful demonstration of substantial service in an additional 30 of Nextlink’s LMDS licensed markets. The FCC granted renewal of 77 of Nextlink’s licenses with another 13 renewal requests still pending at the FCC.

Focus on Growing Access Business in Key Markets.  In 2008, Nextlink focused on penetrating and growing its business in key markets where a core level of network infrastructure already existed or in response to XOC customer demand in other XOC operating markets. Nextlink also accelerated its program with XOC to replace leased circuits and to light buildings as a form of network extension for XOC.

Building Backhaul Networks to Meet Customer Demand.  Nextlink will build backhaul networks in additional markets in response to customer demands and with purchase commitments under long-term contracts. In 2008, Nextlink signed additional contracts to provide backhaul services in several new markets.

Customers
Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies that require network access, optimization and redundancy.

During 2008, the largest of Nextlink’s 12 customers was XOC which accounted for 53.8% of Nextlink’s revenue.

Licenses
Nextlink holds 91 licenses in the LMDS wireless spectrum (28-31 GHz range) and ten 39 GHz licenses. These licenses cover 75 basic trading areas (“BTA”), which are typically cities or metropolitan areas located throughout the United States. For every license, the license holder must make both a license renewal filing and a demonstration of “substantial service” at the FCC.

LMDS License Renewal Filings.  The license term of Nextlink’s wireless licenses is generally ten years. Nextlink’s licenses are renewable for additional ten year terms. The renewal dates for Nextlink’s 39 GHz licenses are in 2010. Ninety of Nextlink’s 91 LMDS licenses were up for renewal in 2008. As of December 31, 2008, the FCC had granted renewal of 77 of Nextlink’s LMDS licenses with another 13 renewal requests still pending at the FCC.

LMDS Substantial Service Filings.  In order to secure renewal of its LMDS licenses, Nextlink must generally be in compliance with all relevant FCC rules and demonstrate that it is providing “substantial service” in its licensed areas. To that end, during 2007, Nextlink petitioned the FCC for an extension of its substantial service requirements for 48 of its 91 LMDS licenses.1 On April 11, 2008 the FCC granted Nextlink’s extension request to demonstrate substantial service until June 1, 2012 for those 48 LMDS licenses for which Nextlink sought an extension. In another action by the FCC, on April 15, 2008, the FCC approved Nextlink’s successful demonstration of substantial service in an additional 30 of Nextlink’s LMDS licensed markets. As of December 31, 2008, substantial service showings for the remaining 13 LMDS licensed markets are pending at the FCC. Failure to demonstrate substantial service in any licensed market where the FCC has not already approved a substantial service showing could have an adverse effect on Nextlink’s operations and financial results. While management expects that we will be able to secure FCC approval of Nextlink’s remaining pending substantial service filings, there is no assurance that Nextlink will receive FCC approval of its substantial service demonstration.

The tables below illustrate the details for the LMDS licenses.

LMDS licenses renewed in 2008 now expiring in 2018:

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

1 An LMDS coalition filed for an extension of named member companies’ substantial service requirements on June 14, 2007. In order to utilize its resources in the most efficient manner possible, Nextlink joined this coalition and petitioned the FCC for extension of 48 of Nextlink’s A and B Band LMDS licenses.

License
Number	City	State	Population	Band

WPLM411	Hickory-Lenoir-Morganton	NC	292,409	A
WPLM431	Huntsville	AL	439,832	A
WPLM435	Indianapolis	IN	1,321,911	B
WPLM436	Kansas City	MO	1,839,569	B
WPLM434	Klamath Falls	OR	74,566	B
WPLM420	Lakeland-Winterhaven	FL	405,382	B
WPLM401	Los Angeles	CA	14,549,810	A
WPLM428	Louisville	KY	1,352,955	A
WPLM423	Mansfield	OH	221,514	B
WPLM433	Medford-Grants Pass	OR	209,038	B
WPLM419	Minneapolis-St. Paul	MN	2,840,561	A
WPOH945	New Haven-Waterbury-Meriden	CT	978,311	B
WPLM400	New London-Norwich	CT	357,482	B
WPLM397	New York (whole BTA)	NY	18,050,615	B
WPLM421	Ocala	FL	194,833	B
WPOH956	Providence-Pawtucket, New Bedford- Fall River	RI, MA	1,509,789	A
WPLM437	Rochester	NY	1,118,963	B
WPLM402	San Diego	CA	2,498,016	B
WPLM406	San Francisco-Oakland-San Jose	CA	6,420,984	B
WPLM404	San Luis Obispo	CA	217,162	A
WPLM403	Santa Barbara-Santa Maria	CA	369,608	A
WPLM427	Seattle-Tacoma	WA	2,708,949	A
WPLM425	St. Louis	MO	2,742,114	B
WPLM409	Toledo	OH	782,184	B
WPLM415	Washington	DC	4,118,628	B
WPOH677	Albuquerque	NM	688,612	A
WPOH679	El Paso	TX	649,860	A
WPOH676	Tucson	AZ	666,880	A
WPOH683	Lawton-Duncan	OK	177,830	A
WPOH682	Oklahoma City	OK	1,305,472	A
WPOH684	Omaha	NE	905,991	A
WPOH676	Tulsa	OK	836,559	A
WPOH954	Austin	TX	899,361	A
WPOH962	Baltimore	MD	2,430,563	A
WPOH955	Boston	MA	4,133,895	A
WPOH950	Charlotte-Gastonia	NC	1,671,037	A
WPOH948	Chicago	IL	8,182,076	A
WPOH975	Des Moines	IA	728,830	A
WPOH949	Detroit	MI	4,705,164	A
WPOH952	Greenville-Spartanburg	NC	788,212	A
WPOH943	Hartford	CT	1,123,678	A
WPOH966	Houston	TX	4,054,253	A
WPOH974	Indianapolis	IN	1,321,911	A

License
Number	City	State	Population	Band

WPOH979	Jacksonville	FL	1,114,847	A
WPOH981	Knoxville	TN	948,055	A
WPOH947	Los Angeles	CA	14,549,810	B
WPOH959	Manchester-Nashua-Concord	NH	540,704	A
WPOH973	Memphis	TN	1,396,390	A
WPLM426	Milwaukee	WI	1,751,525	B
WPOH964	Minneapolis-St. Paul	MN	2,840,561	B
WPOH980	Nashville	TN	1,429,309	A
WPLM399	New Haven-Waterbury-Meriden	CT	978,311	A
WPOH960	Philadelphia, Wilmington (DE), Trenton (NJ)	PA	5,899,345	A
WPOH971	Pittsburgh	PA	2,507,839	A
WPLM414	Providence-Pawtucket, New Bedford-Fall River	RI, MA	1,509,789	B
WPOH951	Raleigh-Durham	NC	1,089,423	A
WPOH978	Rochester	NY	1,118,963	A
WPOH976	San Antonio	TX	1,530,954	A
WPOH958	Springfield-Holyoke	MA	672,970	A
WPOH969	St. Louis	MO	2,742,114	A
WPOH946	Syracuse	NY	791,140	A
WPOH968	West Palm Beach-Boca Raton	FL	893,145	A
WPOH957	Worcester-Fitchburg-Leominster	MA	709,705	A

LMDS licenses where substantial service and renewal petitions remain pending:

License
Number	City	State	Population	Band

WPOH944	Albany-Schenectady	NY	1,028,615	A
WPOH963	Atlanta	GA	3,197,171	A
WPOH977	Buffalo-Niagara Falls, NY	NY	1,231,795	A
WPOH953	Dallas	TX	4,329,924	A
WPLM429	Lexington	KY	816,101	A
WPOH967	Miami-Ft. Lauderdale	FL	3,270,606	A
WPOH970	Milwaukee	WI	1,751,525	A
WPOH942	New York (unencumbered by PMSA)	NY	9,503,769	A
WPLM432	Portland	OR	1,690,930	A
WPOH972	Richmond-Petersburg	VA	1,090,869	A
WPLM407	Sacramento	CA	1,656,581	A
WPOH965	Tampa-St. Petersburg-Clearwater	FL	2,249,405	A
WPOH961	Washington	DC	4,118,628	A

LMDS licenses expiring in 2016:

License
Number	City	State	Population	Band	License Renewal

WPOL286	New York (PMSA of 5 boroughs & 3 counties)	NY	8,546,846	A3	2/1/2016

A	27,500 to 28,350 MHz, 29,100 to 29,250 MHz, 31,075 to 31,225 MHz = 1,150 MHz
A1	27,500 to 28,350 MHz = 850 MHz
A3	31,075 to 31,225 MHz = 150 MHz
B	31,000 to 31,075 MHz, 31,225 to 31,300 MHz = 150 MHz

39 GHz licenses expiring in 2010:

License				39 GHz
Number	City	State	Population	Channels

WPQT938	Denver-Boulder-Greeley	CO	2,073,952	B
WPQT942	Las Vegas	NV	857,856	E
WPQT946	Las Vegas	NV	857,856	G
WPQT939	San Diego	CA	2,498,016	B
WPQT944	San Diego	CA	2,498,016	F
WPQT947	San Diego	CA	2,498,016	N
WPQT940	San Francisco	CA	6,420,984	D
WPQT945	San Francisco	CA	6,420,984	F
WPQT941	Toledo	OH	782,184	E
WPQT943	Toledo	OH	782,184	F

B	38,650 to 38,700 MHz, 39,350 to 39,400 = 100 MHz
E	38,800 to 38,850 MHz, 39,500 to 39,550 = 100 MHz
G	38,900 to 38,950 MHz, 39,600 to 39,650 = 100 MHz
F	38,850 to 38,900 MHz, 39,550 to 39,600 = 100 MHz
N	39,250 to 39,300 MHz, 39,950 to 40,000 = 100 MHz
D	38,750 to 38,800 MHz, 39,450 to 39,500 = 100 MHz

Network

Our wireline network consists of assets, substantially all of which we own or control through indefeasible exclusive rights or other leasing or contractual arrangements, located across the United States making us a national facilities-based carrier. XOC’s network comprises a series of fiber optic network located in the central business districts of numerous metropolitan areas and an inter-city fiber optic network capable of carrying high volumes of data, voice, video and Internet traffic. By integrating these networks with advanced telecommunications technologies, such as wave division multiplexing transmission and advanced packet switching equipment, XOC is able to offer its customers a comprehensive array of telecommunications services primarily or entirely over a network that it owns or controls, from the initiation of the data or voice transmission to the point of termination. This integrated network provides multi-location businesses with a single-source telecommunications solution within a metropolitan area or across the country.

Metropolitan Fiber Networks and Local Facilities.  Our metropolitan fiber networks consist of more than 900,000 fiber miles contained in fiber optic cables serving the central business districts of numerous metropolitan areas. The number of “fiber miles” is equal to the number of route miles multiplied by the number of fibers along that path. We operate 38 metropolitan fiber networks in 23 states and Washington, D.C., including 27 of the 30 largest metropolitan areas in the United States. In the aggregate, our metropolitan area networks consist of more than 9,000 route miles of fiber optic cable connecting over 950 unique ILEC end-office collocations in 38 U.S. cities.

The core of each of our metropolitan fiber networks is one or more rings of fiber optic cable in a city’s central business district that connect to our central office locations from which we can provision services to our customers. These central offices contain the switches, routers and other electronics that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services. A critical element of our metropolitan fiber network is the number of collocations where we have located our aggregation and transmission equipment. In general, a CLEC, like XOC, is able to provision services at lower cost if it operates a collocation within a relatively short distance of its customer. Following our June 2004 acquisition of the local exchange carrier business of Allegiance, we operate collocations in over 950 central offices as part of our network. Virtually all of our collocations are concentrated in the business districts in which our target customers are located. We operate one of the most extensive collocation footprints in the United States. We believe that our extensive collocations provide us with substantial market opportunities to both sell services to our targeted business customers and to serve as points of termination for traffic originated by other carriers.

We strive to build and own these metropolitan fiber networks or obtain indefeasible rights to use (“IRU”) fiber so that we can control the design and technology used to best meet our customers’ needs. Our IRUs allow us to use a specified amount of fiber on those cables for terms ranging from 10 to 25 years. We built our high capacity metropolitan fiber networks using a backbone density ranging between 72 and 432 strands of fiber per cable. Fiber optic cables have the bandwidth to carry tens of thousands of times the amount of traffic as traditionally-configured copper wire. Our high-count fiber cables allow us to augment the scale of our broadband and voice services without incurring significant additional construction costs.

The following table details the 38 metropolitan fiber networks in the over 70 markets we serve:

	Metro Fiber			Metro Fiber
	Network			Network
State	Location	Service Market	State	Location	Service Market

AZ	Phoenix	Phoenix	MI	Detroit	Detroit
CA	Los Angeles	Los Angeles	MN	Minneapolis	Greater Minneapolis/St. Paul
CA	Orange County	Anaheim	MO	St Louis	St Louis
		Costa Mesa Fullerton Garden Grove Huntington Beach Inglewood Irving	NJ	New Jersey	Bergen/Passaic Middlesex-Somerset-Hunterdon Newark Jersey City Monmouth-Ocean Trenton
		Long Beach	NV	Las Vegas	Las Vegas
		Orange Santa Ana	NY	New York	Manhattan Nassau-Suffolk
CA	Sacramento	Sacramento	OH	Cleveland / Akron	Cleveland-Lorain-Elyria
CA	San Diego	San Diego			Akron
CA	San Francisco	San Francisco Oakland	OH	Columbus	Canton-Massillon Columbus
		Fremont	OR	Portland	Portland-Vancouver, OR-WA
		Milpitas Mountain View Palo Alto Santa Clara Sunnyvale	PA / DE	Central PA	Allentown-Bethlehem-Easton Harrisburg-Lebanon-Carlisle Lancaster Reading Scranton-Wilkes-Barre-Hazleton
CA	San Jose	San Jose			York
CO	Denver	Denver Boulder-Longmont	PA	Philadelphia	Wilmington-Newark, DE-MD Dover Philadelphia, PA-NJ
DC/VA	Washington D.C./ Northern VA	Washington, DC-MD- VA-WV	PA	Pittsburgh	Pittsburgh
FL	Ft Lauderdale	Ft Lauderdale	TN	Memphis	Memphis, TN-AR-MS

	Metro Fiber			Metro Fiber
	Network			Network
State	Location	Service Market	State	Location	Service Market

FL	Miami	Miami	TN	Nashville	Nashville
		West Palm Beach-Boca Raton	TX	Austin	Austin-San Marco
FL	Orlando	Orlando Tampa-St.	TX	Dallas / Ft Worth	Dallas Fort Worth-Arlington
FL	Tampa	Petersburg-Clearwater	TX	Houston	Houston
GA	Atlanta	Atlanta	TX	San Antonio	San Antonio
		Marietta	UT	Salt Lake City	Salt Lake City-Ogden
IL	Chicago	Chicago			Orem/Provo
MA	Boston	Boston, MA-NH	WA	Seattle	Seattle-Bellevue-Everett
		Brockton Lawrence, MA-NH Lowell, MA-NH Worcester, MA-CT	WA	Spokane	Spokane Lewiston Clarkston Coeur d’Alene
MD	Baltimore	Baltimore

Our metropolitan fiber networks are connected by our own switching, routing and optical equipment. The metropolitan networks are connected to wavelengths of transmission capacity on our inter-city fiber optic network. By using our own switching and routing equipment, we maximize the capacity and enhance the performance of our inter-city network as needed to meet our customers’ current and future telecommunications needs.

Inter-city Network.  We have designed and built an advanced and reliable inter-city fiber optic transmission network using XOC fiber and long-haul dense wave division multiplexing transmission equipment. There are at least two physically diverse fiber paths connecting each of our markets to their adjacent markets. This allows us to reroute traffic around inter-city fiber cuts to ensure end-to-end connectivity to our customers. Metropolitan fiber rings are diversely routed to the XOC POP. This ensures that we can reroute customer traffic around network impairments.

Our inter-city fiber network primarily comprises a twenty-year IRU for 18 fiber optic strands pursuant to arrangements with Level 3 Communications, Inc. (“Level 3”). This fiber network traverses over 16,000 miles and connects more than 60 cities in the United States and Canada, including most of the major metropolitan markets served by our metropolitan fiber networks. In addition, we have inter-city fiber IRUs from Abovenet Communications, Inc. (“Abovenet”) and Qwest Communications Corporation (“QCC”) for routes totaling another 3,000 route miles, including a recently lit QCC dark fiber IRU for a Salt Lake City to Sacramento route.

We have lit 2 of our 18 fiber optic strands with 400G-capable transmission equipment and have lit an additional 2 fiber optic strands on segments of our network that required additional capacity with the latest 800G technology. During the fourth quarter of 2008, we began to deploy 1.6 Tbps capable systems on select inter-city routes. We believe that lighting our inter-city fiber network is strategically beneficial to us. Using our own inter-city fiber optic network and associated transmission and switching equipment provides a lower cost basis for running our network and a higher level of service for our customers.

IP Network.  Our IP network consists of a 10 Gbps Ethernet-based high-capacity backbone that runs along the same routes as our inter-city fiber optic and transmission network. This Nx10G IP/MPLS backbone connects to 70 IP POPs located in 38 markets and provides connectivity to one XOC-operated hosting data center. These IP backbone nodes provide inter-city IP transport between the XOC metropolitan fiber networks and the connectivity to other ISPs which is commonly referred to as peering. Peering with other ISPs is done in each of our IP backbone nodes, except Denver. The IP POPs house customer termination and aggregating routers, as well as VoIP media gateways for XOC’s softswitch platform.

Our IP/MPLS network architecture, constructed with our own 10 Gbps wavelengths, provides the highest level of restoration available to IP networks today. Redundant routes and capacity are identified and reserved so that in the event of a failure, the network will automatically restore traffic in the shortest time possible without the need for manual intervention. In 2008, we deployed additional high-speed Provider Edge routers in our backbone nodes to provide a scalable platform for 1GE and 10GE ports for high-speed transit customers, as well as added additional 10GE-capable peering routers to support substantially greater traffic exchange with other internet backbones.

Wireless Network.  Our wireless network deploys fixed wireless point-to-point and point-to-multipoint networks providing wireless broadband connectivity. Our primary network deployment design can be considered an “aggregation network,” meaning it is designed to collect telecommunications traffic from a large number of sites, aggregate that traffic at a single location while maintaining the integrity and quality of the multiple signals, and deliver the resulting larger stream of aggregated traffic to terrestrial, fiber-based networks for distribution across the country. Our wireless networks are also capable of separating large streams of telecommunications traffic and delivering signals as appropriate to multiple locations within an operating region from a single site. We describe the deployment of our aggregation network services as a “middle mile” solution for telecommunications service providers. Additionally, we provide “last mile” high bandwidth data solutions for enterprise and government applications.

We execute our network design by deploying microwave radios placed at customer locations. These radios are centered on strategically selected wireless transmission and aggregation locations (“base stations”). Base stations transmit to and receive signals from wireless equipment at remote customer locations. Base stations are also capable of transmitting to and receiving signals from multiple remote customer locations, allowing transmissions between multiple remote antennas and a single base station antenna. Each base station is capable of serving customers in our targeted mobile backhaul, network facilities replacement, and enterprise and government market groups. Our base stations have a maximum service radius of up to 13 miles, depending on a number of factors such as power levels used, local weather environment, and terrain.

Below is a diagram of a typical LMDS network architecture.

Our wireless services are delivered via our Nextlink operating segment through exclusively licensed LMDS fixed wireless spectrum or common carrier spectrum. See the previous discussion under Nextlink - Licenses subheading in Item 1, Business, of this Annual Report. The properties of Nextlink’s LMDS spectrum allow it to deliver voice and data connectivity to customers at rates of up to 800 Mbps, providing them access to high bandwidth applications. In addition, unlike the spectrum deployed by many other fixed wireless providers, Nextlink’s LMDS spectrum allows point-to-multipoint applications, making its services useful in the deployment of aggregation networks. However, unlike lower frequency transmissions, the signals transmitted through Nextlink’s LMDS spectrum generally will not penetrate trees, walls, glass or other path-obstructing materials. We typically address these LOS challenges by installing intermediate sites to overcome transmission obstacles. This solution is generally sufficient for services to telecommunications carriers, who sell directly to end-users. However, these line-of-sight challenges, along with the complexities of installation, billing, and caring for end-user customers limit Nextlink’s plan to market wireless services directly to retail end-users.

Competition

The telecommunications industry is an intensely competitive environment with numerous competitors including ILECs, CLECs, ISPs, VoIP carriers, cable-based communications providers and fixed wireless carriers. The characteristics that we believe differentiate us from our competition include our nationwide high-capacity fiber and wireless networks; advanced IP and converged communications services; and a responsive, customer-focused orientation. We compete in the markets for wireline and fixed wireless telecommunications services within the United States. These markets are rapidly changing due to the emergence of new technologies and service offerings, industry consolidation, and an evolving regulatory environment. While we believe that business customers will continue to require wireline services, businesses have increasingly adopted wireless solutions for significant portions of their communications requirements.

CLECs and other competitive network providers such as XOH have provided telecommunications services for many years; nevertheless, the market for telecommunications services remains dominated by the ILECs, each of which owns the majority of the local exchange network in its respective operating region of the United States and extensive national and often international networks and operations. The ILECs are our primary competitors for voice, data and Internet services provided to business customers. We compete on the basis of our ability to provide nationwide service, our innovative offerings, our commitment to customer service, and generally on the basis of price. While we believe that we have competitive advantages over the ILECs, each ILEC has significantly more resources available to expand its penetration into the business marketplace.

In addition to competing with ILECs, we also compete with many CLECs, some of which are regionally focused. We believe that our national reach, breadth of services, and competitive pricing makes us competitive with most CLECs. Recent industry consolidation has eliminated a number of these competitors such as AT&T Inc. (formerly SBC Communications, Inc.) acquiring AT&T Corp.; Level 3 acquiring WilTel Communications Group, LLC, Broadwing Corporation and TelCove, Inc.; tw telecom (formerly Time Warner Telecom) acquiring Xspedius Communications; and PAETEC acquiring USLEC and McLeod Communications. These business combinations result in larger competitors that may have greater economies of scale and more extensive service footprints and are likely to result in the combined companies becoming even more formidable competitors.

In addition, new competitors such as VoIP providers and cable companies have entered the market to compete with traditional, facilities-based telecommunications services providers. Several companies provide integrated telecommunications services exclusively by means of IP. Many hosted VoIP providers also aggressively compete for business customers; to date, most of these providers operate on local or regional basis. Cable companies, such as Cox Communications, Comcast and Time Warner; have begun aggressively marketing their voice and broadband data connection services into the business telecommunications market. Several regional fiber-based network providers have initiated operations by buying up and integrating smaller local and regional fiber networks.

In the fixed wireless market in which Nextlink operates, we compete with ILECs, CLECs, regional fiber providers, cable companies and other fixed wireless carriers. Several of the fixed wireless carriers rely solely on the use of common carrier and unlicensed spectrum whereas others own fixed wireless spectrum similar to Nextlink’s licensed LMDS wireless spectrum. Potential customers often deploy wireless solutions in combination with wireline solutions. Wireless deployments often involve a combination of proprietary, point-to-point wireless connections and outsourced network services obtained from third parties. In the access markets, the competition is primarily from ILECs using a combination of fiber and copper based networks.

Regulatory environments at both the state and federal levels have considerable influence on our industry. We continually monitor regulatory developments and remain active in our participation in regulatory issues. See “Regulatory” subheading in Item 1, Business, and Item 1A, Risk Factors, of this Annual Report for further discussion of the regulatory environment and its impact on us.

Several new technologies are being adopted by telecommunications carriers that could cause significant changes and opportunities in the competitive landscape for telecommunications services. Such technologies include (but are not limited to):

•	IP Communications — IP technology enables delivery of voice and data telecommunications services over a single IP network which is less costly to operate than the existing PSTN.

•	Fixed Broadband Wireless — There has been ongoing development of technical equipment and data encryption and compression protocols that permit the use of high bandwidth wireless connections between physical locations that are located within a line-of-sight across relatively short distances, usually 3 to 13 miles. In addition, new protocols are under development, such as WiMax, that are designed to allow wireless last-mile connectivity that is not limited by line-of-sight requirements.

•	Mobile Wireless Technologies — New high bandwidth applications, commonly referred to as 3G broadband wireless networks, allow the delivery of video and photos via wireless connection. We believe 3G wireless networks together with the development of next generation, or 4G, wireless networks, will accelerate the adoption of wireless data services by both consumers and enterprises.

We are continuing to experience a transition of our customers from legacy, TDM-based network infrastructures to IP-based infrastructures. We have deployed our own suite of IP data and VoIP solutions and anticipate adding new services with more IP-enabled features to target larger customers. Within IP, we are seeing Ethernet becoming the accepted standard for high-speed connections. The continued rapid growth of the Internet, including the acceptance of video being delivered over the Internet, has led to various customers requiring faster connections. Meeting these customer requirements often requires our maintaining a highly skilled workforce and the deployment of significant capital.

We believe the continued growth in the overall market for mobile wireless telecommunications services and the rapid adoption of data and Internet enabled mobile devices will require wireless telecommunications carriers and our business customers to need significantly greater bandwidth. Fixed wireless solutions will compete with other technologies to provide these capabilities.

Regulatory

Overview.  We offer wireline and fixed wireless communications services to small and medium sized businesses, large enterprises, government agencies, and wireline and wireless telecommunications providers. We are therefore subject to regulation by federal, state and local government agencies.

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

Federal Regulation.  XOC has authority from the FCC for the installation, acquisition and operation of its wireline network facilities to provide facilities-based interstate and international telecommunications services. In addition, Nextlink is authorized by the FCC to operate its 28 to 31 GHz LMDS and 39 GHz broadband wireless facilities. Because we are not dominant in any of our markets, unlike ILECs, our telecommunications services are not subject to price cap or rate of return regulation. Thus, our pricing policies for interstate and international end user telecommunications services are only subject to the federal requirements that charges for such services be just, reasonable, and non-discriminatory. The FCC allows us to file interstate tariffs for our interstate access services (rates charged by us to other carriers for access to our network). As for interstate and international long distance telecommunications services, the FCC requires us to make the terms, conditions and rates of the detariffed services available to the public on our web site.

The Telecom Act includes a number of provisions designed to encourage competition in local telephone service, including requirements related to interconnection; intercarrier compensation; local number portability; access to poles, conduits, rights of way and resale; as well as specific requirements imposed on ILECs related to interconnection, collocation, and access to unbundled network elements (“UNE”) available at forward looking economic costs. As governed by the Telecom Act, CLEC access to ILEC networks and utility poles are implemented through individually negotiated contracts that conform to applicable FCC rules.

Although the rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented and enforced to permit competitive telephone companies like us to compete effectively with the ILECs. Discussed below are several FCC and court proceedings relating to the application of certain FCC rules and policies that are significant to and directly impact our operations and costs, as well as the nature and scope of industry competition.

Unbundling of Incumbent Network Elements.  In a series of orders and related court challenges that date back to 1996, the FCC has put into effect rules implementing the market-opening provisions of the Telecom Act, including the requirement that the ILECs lease UNEs to competitors at cost-based rates. At the core of the series of FCC orders is the FCC’s evolving effort to define and list which ILEC network facilities must be made available as UNEs. Under pressure from the ILECs, the FCC has subsequently reduced the list. However, to date the FCC has preserved access to those network elements critical to the operation of our business.

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

The majority of Nextlink’s FCC licenses are in the LMDS spectrum range, which is one of the several FCC-licensed services that permit licensees and/or their customers to transmit high capacity wireless broadband traffic on a LOS basis. Generally, only LOS operations may be offered today because of where in the spectrum LMDS frequencies are situated. Other FCC-licensed services with high-capacity broadband wireless LOS capabilities include the 24 GHz band and the 39 GHz band. For discussion of the FCC’s approval of Nextlink’s demonstrations of substantial service in licensed areas and LMDS license extensions granted see the Nextlink — Licenses subheading in Item 1, Business, of this Annual Report.

Additional Federal Regulations

The following discussion summarizes some additional specific areas of federal regulation that directly affect our business.

Verizon and Qwest Petitions for Forbearance from Unbundling Requirements.  On September 6, 2006 and on April 27, 2007, pursuant to section 10 of the Communications Act of 1934, as amended (the “Communications Act”), the regulated, wholly owned subsidiaries of Verizon Communications, Inc. (collectively “Verizon”) and Qwest Corporation (“Qwest”), respectively, filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations. Verizon sought relief in six markets: Boston, New York, Pittsburgh, Philadelphia, Providence, RI and Virginia Beach, VA. Qwest’s request included relief in four markets: Denver, Minneapolis, Phoenix and Seattle. On December 4, 2007, the FCC, in a unanimous decision, found that the current evidence of competition does not satisfy the section 10 forbearance standard with respect to any of Verizon’s requests. Accordingly, the Commission denied the requested relief in all six MSAs. On January 14, 2008, Verizon filed an appeal in the U.S. Court of Appeals for the DC Circuit. On July 25, 2008, in a unanimous decision, the FCC adopted a Memorandum Opinion and Order denying Qwest’s four petitions in their entirety. On July 29, 2008, Qwest filed an appeal of the FCC’s decision with the U.S. Court of Appeals for the DC Circuit. We have intervened in the appeals of the FCC’s decisions in the Verizon and Qwest Forbearance cases in support of the FCC. These appeals are still pending in the U.S. Court of Appeals. It is not possible to predict the outcome of these appeals or their potential effect on our operations.

VoIP.  Like a growing number of carriers, we use IP technology for the transmission of a portion of our network traffic. The regulatory status and treatment of IP-enabled services is unresolved. The FCC has held that Vonage’s VoIP services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. On June 27, 2006, the FCC released an order holding that providers of “interconnected VoIP services” must contribute to the Federal Universal Service Fund (“USF”), finding that such providers are “providers of interstate telecommunications” under 47 U.S.C. 254(d) and also asserting its ancillary jurisdiction over such providers under Title I of the Communications Act. The FCC, however, explicitly left open the question of whether interconnected VoIP providers provide “telecommunications services” or enhanced “information services.” Generally, telecommunications service providers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. On June 1, 2007, the U.S. Court of Appeals for the DC Circuit upheld the FCC’s order requiring VoIP providers to pay into the USF. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of this proceeding or its effect on our operations.

AT&T Declaratory Ruling Re:  VoIP.  In April 2004, the FCC released an order finding that an interexchange service that uses ordinary customer premises equipment that originates and terminates on the PSTN that provides no enhanced functionality and that undergoes no net protocol conversion, is a telecommunications service and subject to switched access charges. Pursuant to the order, interexchange services similar to those VoIP “in the middle” services offered by AT&T may also be in the same regulatory category as traditional telecommunications services and, therefore, potentially subject to access charges and other regulatory obligations. Although the FCC did not rule on the applicability of access charges for services provided prior to April 21, 2004, ILECs may attempt to assert claims against other telecommunications companies, including us, for the retroactive payment of access charges. On September 21, 2005, SBC Communications, Inc., now AT&T, Inc. (“AT&T”), filed with the FCC a petition for declaratory ruling that wholesale transmission providers using IP technology to transport long distance calls that originate and terminate on the PSTN are liable for access charges under the FCC’s rules and applicable tariffs. AT&T seeks a ruling that providers meeting these criteria are interexchange carriers. The petition remains pending. On October 23, 2007, Feature Group IP filed a petition asking the FCC to forbear from the application of switched access charge rules to interconnected VoIP traffic. On January 11, 2008, Embarq filed a petition asking the FCC to essentially forbear from applying any enhanced service provider exemption to interconnected VoIP. On January 21, 2009, the FCC rejected the Feature Group IP request and dismissed its petition. On February 20, 2009, Feature Group IP filed a petition with the FCC seeking reconsideration of that decision. On February 11, 2009 Embarq withdrew its petition at the FCC.

ILEC Petitions for Forbearance from Regulation.  Effective March 19, 2006, a Petition filed by Verizon requesting that the FCC forbear from regulating certain packet-switched and optical-based services under Title II of the Communications Act was deemed granted by operation of law. On December 7, 2007, the U.S. Court of Appeals for the DC Circuit released an order denying the appeal and stating there was no final agency action for the court to review. Since June, 2006, Qwest, AT&T, BellSouth and two independent ILECs have filed and received from the FCC similar regulatory relief granted to Verizon relative to those companies’ provision of the same packet-switched and optical-based services. Appeals of the FCC orders granting relief to the ILECs are currently pending before the U.S. Court of Appeals for the D.C. Circuit, and we have intervened in such appeals.

Intercarrier Compensation Reform and Treatment of VoIP Services.  On July 8, 2008, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to either justify its intercarrier compensation rules for traffic bound for ISPs or such rules will be vacated on November 6, 2008. Several interested parties filed various proposals on how the FCC might justify its intercarrier compensation rules for ISP- bound traffic as well as how the FCC may reform the entire intercarrier compensation and universal service fund regimes. We actively participated at the FCC in response to those proposals. On November 5, 2008, the FCC released an Order responding to the U.S. Court of Appeals for the DC Circuit specifically keeping the current ISP-bound traffic rules in effect, including a $0.0007 cap on traffic above a 3:1 ratio. Also on November 5, 2008, the FCC released a Further Notice of Proposed Rulemaking requesting comment on three alternative proposals for reform of the intercarrier compensation and universal service rules. The three proposals include a proposed draft order circulated by the FCC Chairman, a narrower draft addressing only USF reform issues, and a revised version of the Chairman’s proposal that includes suggestions made by rural and wireless carriers as well as consumer groups. The FCC has taken no action on the three proposals to date. We cannot predict what, if any, actions the FCC will take, when it may act or the effect this will have on our future financial results.

VoIP 911 Regulation.  On June 3, 2005, the FCC imposed 911 regulations on “interconnected VoIP services.” On July 23, 2008, the President of the United States signed HR 3403, the New and Emerging Technologies 911 Improvement Act of 2008 (the “Act”). The Act ensures that providers of interconnected VoIP services have the same liability protections when handling 911 calls as those available to mobile and land-line telephone service providers. Specifically, VoIP providers would be indemnified for acts or omissions involving emergency calls to medical or law enforcement service providers. In addition, the Act gives VoIP providers the right to access 911 and E911 capabilities on the same rates, terms and conditions as commercial radio service (“CMRS”) providers. The Act instructs the FCC to adopt regulations implementing the provisions of HR 3403 within 90 days. In response, the FCC on October 21, 2008 released a Report and Order adopting regulations requiring entities that control access to 911 or E911 capabilities to provide access to such capabilities to requesting VoIP providers to the extent such entities provide access to CMRS providers or to the extent access is necessary for the requesting VoIP providers to provide 911 or E911 service in compliance with FCC rules. The FCC’s rules require that the rates, terms and conditions for VoIP provider access to 911 or E911 capabilities must be reasonable.

CALEA Regulation.  On September 23, 2005, by issuance of an order (the “VoIP CALEA Order”), the FCC took a significant step to apply the obligations under the Communications Assistance for Law Enforcement Act (“CALEA”) to new technologies and services that are increasingly used as substitutes for conventional services. Specifically, the FCC found that (1) all facilities-based broadband Internet access service providers and (2) providers of “interconnected VoIP services” must meet the same CALEA requirements that apply to providers of traditional services currently subject to wiretap rules, including circuit-switched telephone voice service and dial-up Internet access. On May 12, 2006, the FCC released a second order addressing implementation issues raised by the VoIP CALEA Order and requiring facilities-based broadband Internet access and interconnected VoIP services to comply by May 14, 2007 with technical requirements established by industry standards organizations, to which we fully complied. It is not possible to predict the outcome of this proceeding or its effect on our operations. On June 9, 2006, the D.C. Circuit Court of Appeals issued an opinion upholding the VoIP CALEA Order. A petition for an en banc rehearing of the June 9th opinion was filed with the D.C. Circuit Court of Appeals on July 21, 2006 and remains pending.

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

Wireless Services Affected by State Regulations.  While we anticipate that the dedicated wireless communications links that Nextlink currently provides and expects to provide will be used by its customers as part of their interstate mobile wireless communications networks, Nextlink markets point-to-point wireless services designed to carry a customer’s telecommunications traffic from a customer’s facility to the facilities of a telecommunications carrier or to another of the customer’s offices, primarily within one state. To the extent necessary, Nextlink has applied for and anticipates that it will receive and maintain Certificates of Public Convenience and Necessity, file tariffs and reports, and fulfill other administrative and financial obligations, such as state universal service fund obligations, as appropriate relative to its services. Nextlink has received certificates from 28 state commissions.

Additional State and Local Regulation
XO Complaints Against Verizon.  On April 18, 2008, XOCS, a wholly owned subsidiary of XO Communications, LLC, filed formal complaints against Verizon New England, Inc. and Verizon Pennsylvania Inc., before the Massachusetts’ Department of Telecommunications and Cable and the Pennsylvania Public Utilities Commission respectively. On July 11, 2008, XO Virginia, LLC (“XOVA”), along with several other competitive carriers, filed a formal complaint against Verizon Virginia Inc. before the Virginia State Corporation Commission. On July 24, 2008, XOCS filed a formal complaint against Verizon New York Inc. before the New York Public Service Commission. In the complaints, XOCS and XOVA claimed that Verizon was erroneously, and in violation of its tariff, assessing switched access dedicated tandem trunk port charges on local interconnection trunks used to jointly provide switched access services to third party interexchange carriers. Verizon has filed answers in the Massachusetts, Pennsylvania and Virginia complaint proceedings denying XOCS’s claims and setting forth an affirmative defense. Verizon’s answer has not yet been scheduled in the New York complaint proceeding. In Virginia, the coalition of competitive carriers, including XOCS, filed a reply on September 30, 2008. In the Massachusetts proceeding, evidentiary hearings were held on October 6 and 7, 2008 and opening and reply briefs were filed on October 29 and November 12, 2008 respectively. Evidentiary hearings are scheduled for March 3 and 4, 2009 in the Pennsylvania proceeding and in the month of May, 2009 in the Virginia proceeding. The likely outcomes of these proceedings are not known at this time.

Qwest Complaints Against XO.  On June 24, 2008, Qwest Communications Corporation (“QCC”) filed a formal complaint against XOCS and numerous other CLECs before the Public Utilities Commission of the State of Colorado. On December 12, 2008 QCC amended this complaint to include additional parties to the complaint. On August 1, 2008, QCC filed a formal complaint against XOCS and numerous other CLECs before the Public Utilities Commission for the State of California. In the complaints, QCC claimed that XOCS and the other CLECs violated state statutes and regulations and, in certain cases the CLEC’s respective tariffs, subjecting QCC to unjust and unreasonable rate discrimination in connection with the provision of intrastate access services. On August 1, 2008 and September 22, 2008, XOCS filed its answers to the Colorado and California complaints, respectively, denying QCC’s claims and setting forth affirmative defenses. The likely outcomes of these proceedings are not known at this time.

Glossary

In order to assist the reader in understanding certain terms relating to the telecommunications industry that are used in this report, a glossary is included.

3G.  The third generation of mobile phone standards and technology. 3G technology enables network operators to offer users a wider range of more advanced services while achieving greater network capacity through improved spectral efficiency. Services include wide-area wireless voice telephony and broadband wireless data, all in a mobile environment. Typically, they provide service at 5-10 megabits per second.

4G.  A term used to describe the next step in wireless communications. A 4G system will be able to provide a comprehensive IP solution where voice, data and streamed multimedia can be given to users at higher data rates than previous generations.

Access Charges.  The fees paid for the local connections with carriers’ networks.

Advanced Packet Switching Equipment.  Packet switches based on technologies such as IP, MPLS, or Ethernet that typically provide multiple classes of service, connection-oriented services, significant operations and maintenance functionality, and rapid protection switching.

Asynchronous Transfer Mode, or ATM.  An information transfer standard that is one of a general class of packet technologies that relay traffic at varying rates, permitting a mix of data, voice and video.

Backbone.  A high-speed network that interconnects smaller, independent networks. It is the through-portion of a transmission network, as opposed to spurs which branch off the through-portions.

Backhaul.  A telephone or data transmission from a remote network to a main or central site.

Bandwidth.  The difference between the upper and lower cutoff frequencies of, for example, a filter, a communication channel, or a signal spectrum, and is typically measured in hertz. Also, the capacity of a communications channel, typically measured in bits per second (bps).

Capacity.  The information carrying ability of a telecommunications facility.

Carrier.  A company which provides communications circuits.

Central Offices.  A telecommunications center where switches and other telecommunications facilities are housed. CLECs may connect with ILEC networks either at this location or through a remote location.

Competitive Local Exchange Carrier, or CLEC.  A company that provides local exchange services, including dedicated service, in competition with ILECs.

Collocation.  Central offices within our local markets where we can interconnect our network to an ILEC’s network by extending our facilities to the ILEC’s central office and placing telecommunications equipment in the ILEC’s office.

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

DS3.  Standard North American telecommunications industry digital signal format, which is distinguishable by bit rate (the number of binary digits transmitted per second). DS3 service has a bit rate of 44.736 megabits per second.

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

GE or Gigabit Ethernet.   A Copper or fiber-based Ethernet network service, connection or port operating at one billion bits per second.

Incumbent Local Exchange Carrier, or ILEC.  Large local phone companies, such as Verizon Communications Inc., AT&T Inc. and Qwest Communications, Inc., which each owns the majority of the local exchange network in its respective operating regions of the United States and dominates the market for telecommunications services.

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

Internet Service Provider, or ISP.  Companies formed to provide access to the Internet to consumers and business customers via local networks.

Interexchange Carrier.  A telecommunications company that provides telecommunications services between local exchanges on an interstate or intrastate basis.

Local Area Network, or LAN.  The interconnection of computers for the purpose of sharing files, programs, and peripheral devices such as printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

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

Local Loop.  The physical connection from the subscriber’s location to the carrier’s Point-of-Presence.

Local Multipoint Distribution System, or LMDS.  A broadband wireless access technology that commonly operates on microwave frequencies in the 28 GHz — 31 GHz range, as well as 39 GHz and other common carrier spectrum in the 6 GHz, 11 GHz and 18 GHz bands.

Mbps (megabits per second).  One million bits of information per second. The information carrying capacity of a circuit may be measured in Mbps.

MPLS, or Multi-Protocol Label Switching.  A standards-approved technology for speeding up network traffic flow and making it easier to manage. MPLS involves setting up a specific path for a given sequence of packets, identified by a label put in each packet, thus saving the time needed for a router or switch to look up the address to the next node to forward the packet to.

Node.  A point of connection into a fiber optic network.

OC-n.  Optical carrier levels ranging from OC-1 (51.84 Mbps) to OC-192 (9.9 Gbps).

Peering.  The commercial practice under which ISPs exchange traffic with each other.

Point-of-Presence, or POP.  Collocation centers located centrally in an area where telecommunications traffic can be aggregated for transport and distribution.

PBX, or Private Bank eXchange.  An in-house telephone switching system that connects office telephones with each other as well as to the outside PSTN. IP PBXs support VoIP by converting them into traditional circuit-switched TDM connections.

Private Line.  A private, dedicated telecommunications link between different customer locations.

Provider Edge.  A Provider Edge (PE) router or switch is service provider equipment that terminates customer access circuits and provides packet network ingress and egress functionality such as rate shaping, policing, packet classification and so on. PE routers typically connect to larger Provider (P) routers that carry large traffic aggregates across the wide area. P-routers do not directly terminate customer connections.

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

SaaS, or Software-As-A-Service.  Software that is rented as opposed to purchased. Since SaaS is subscription based, all upgrades are provided during the subscription term.

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

Tbps (terabits per second).  1012 bits of information per second. The information carrying capacity of a circuit may be measured in Tbps.

Time Division Multiplexing, or TDM.  A technique used to combine multiple signals into one single high-speed transmission path. TDM assigns each signal (voice, data or video) a time slot within a set that enables multiple lower-speed signals to be transmitted simultaneously over one high-speed transmission.

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

Universal Service Fund, or USF.  The USF was created by the FCC in 1997 as part of the goals mandated in the Telecommunications Act of 1996. USF’s creation requires telecommunications service providers to contribute to support USF’s programs which involve making quality services available at affordable rates throughout the country and especially targets low-income, rural health care, schools, libraries and high cost areas.

Voice over Internet Protocol, or VoIP.  The technology used to transmit voice conversations over a data network using the Internet Protocol.

Virtual Private Network, or VPN.  A private network that operates securely within a public network by means of encrypting transmissions.

Wave Division Multiplexing, or WDM.  Equipment that effectively multiplies the carrying capacity of fiber by integrating multiple signals or channels onto a single fiber strand, with each channel corresponding to a unique wavelength of light, typically in the 1530-1565 nanometer range (infrared). WDM equipment is classified as Dense Wave Division Multiplexing (“DWDM”) or Coarse Wave Division Multiplexing (“CWDM”), depending on the spacing between wavelengths and hence the density of wavelengths.

Wave Division Multiplexing Transmission.  The conveyance of multiple communications signals using WDM equipment.

Wavelength.  A point-to-point communications channel provisioned on a fiber optic network built using WDM equipment.

Wireless Backhaul.  Movement of telecommunications traffic between cell sites and points of connection to wired networks.

Employees

As of February 27, 2009, we had 4,062 employees, including 1,681 in Business Services, 345 in Carrier Services, 127 in Concentric, 40 in Nextlink, 1,223 in Network Services, 325 in Information Technology, 171 in Finance and 150 in Corporate. Separated by our reportable segments, we had 4,022 employees in XOC and 40 employees in Nextlink. None of our employees are represented by a labor union and we have experienced no labor-related work stoppages.

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

For each period since inception, we have incurred net losses. For 2008, 2007 and 2006 our net losses allocable to common stockholders were $117.1 million, $131.6 million and $145.4 million, respectively.

The terms of our 6% Class A Convertible Preferred Stock (“Class A Preferred Stock”) require that on January 15, 2010, we redeem in cash and in a manner provided for therein all of the shares of Class A Preferred Stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Industries Holding Corp. (“ACF Holding”), an affiliate of Mr. Carl Icahn, the Chairman of our Board of Directors and our majority stockholder (the “Chairman”), agreed to extend the date on which we would be required to redeem the shares of Class A Preferred Stock held by ACF Holding from January 15, 2010 to a date no later than April 15, 2010. ACF Holding is the record holder of 3,096,549 shares of Class A Preferred Stock (the “ACF Holding Shares”) which represent 77.4% of the outstanding shares of the Class A Preferred Stock. The extension will not affect the redemption date of any of the shares of Class A Preferred Stock other than the ACF Holding Shares. We do not currently intend to use any of our available cash to redeem any shares of our Class A Preferred Stock. Reductions in our cash balance and recent market volatility in the corporate debt markets may adversely impact our ability to raise additional capital on financially favorable terms. We have not yet determined how we will secure the funds necessary to redeem the Class A Preferred Stock and expect that the redemption will depend on market conditions between now and the date of final redemption, as well as other factors. No assurance can be given as to the specific means by which we will maintain necessary levels of liquidity and there can be no assurance that we will have the cash available to redeem the Class A Preferred Stock when it is required to be redeemed.

If we are unable to raise additional capital, we may not generate sufficient funds from operations to redeem our Class A Preferred Stock or execute our long-term, strategic business plan, and we may be required to delay or reduce the scope of our capital expenditure activities, eliminate certain expenditures on long-term initiatives and/or implement cash preservation measures. In such a capital restricted situation, we may be forced to sell assets or securities on an untimely or unfavorable basis or cease our operations.

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including the current recession in the United States and the ongoing financial crisis affecting the banking system and financial markets, could negatively affect our business. Although it is difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of, and customer demand for, some of our products and services and could cause customers to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. Additionally, our business is dependent on third-party suppliers for hardware, software and services integral to our business. If these suppliers encounter financial difficulties, their ability to supply hardware, software and services to us may be curtailed and if we are unable to quickly identify suitable alternatives, we may incur significant additional costs or may not be able to provide certain products or services to customers. For these reasons, among others, if the current economic conditions persist or worsen, this could adversely affect our operating results and financial condition.

Risks Related to our Wireline Operations

Our rights to use the fiber that makes up our network may be affected by the financial health of, or disputes with, our fiber providers.

We possess rights to the fiber that is included in our networks, particularly in our inter-city network, through long-term leases or IRU agreements. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and IRUs. If this were to occur, it could have a negative impact on the integrity and quality of our network, on our ability to expand the capacity of our network, and ultimately on our results of operations. If one or more of our fiber providers, as a result of a dispute with us, were to prevent us from lighting more fiber, such actions could have similar negative impacts on our operations and results.

We depend on third-parties for the performance of certain network services and business operations.

We depend on various third parties including ILECs, CLECs and regional fiber providers to provide us with high-quality, reliable service for portions of our wireline network through long-term leases or IRU agreements. Furthermore, our network is made up of hardware and software provided by various third parties, including Cisco, Juniper, Nortel, Sonus, and Broadsoft. We are continually adding new hardware and software into our network as we expand or replace older equipment. In addition, we receive periodic hardware and software updates from our vendors. To operate effectively, all the various network elements must operate smoothly. Although we test new equipment before we add it to our network, there can be no assurance testing will catch all potential problems. To the extent that problems arise from third party hardware or software including interoperability with other network elements, the performance of our network may diminish.

We use third parties to perform certain aspects associated with operating our network, including the signaling associated with completing voice calls. Additionally, we rely on third parties, including other carriers and equipment vendors, to perform certain maintenance and repair network services for us, including routine maintenance and repair work to correct network outages that may occur from time to time. If these third parties do not perform the specified services required under the terms of our contracts with them, or in a timely manner, the performance of our network could be adversely impacted.

If any of the above referenced third parties fail to fully perform their obligations, were to experience significant reduction in quality, or terminate their agreements with us, such actions could result in a negative impact on our results of operations. We may not be able to locate alternative providers of such services or do so at economical rates.

Certain of our business operations including payroll processing, billing services and accounts payable are outsourced to third party providers. As part of our transformation plan, we are calculating cost benefit analyses of outsourcing additional processes. If any of these third-party providers were to experience significant interruptions in their business operations or terminate their agreements with us, our own processing could be materially and adversely affected for an indefinite period of time. There can be no assurance that we would be able to locate alternative providers of such services or that we could do so at economical rates.

The failure of our operations support systems could impair our ability to retain customers, provision their services, or result in increased capital expenditures.

In the event of a substantial failure of one or more of our operations support systems, our disaster recovery framework (including the systems for sales tracking, billing, order entry, provisioning and trouble ticketing) is not fully redundant and may not permit the recovery of our systems operations and/or perform critical aspects of our services for an extended period. We may incur and/or suffer the costs, delays and customer complaints associated with system failures and may not be able to efficiently and accurately provision new orders for services on a timely basis to begin to generate revenue related to those services.

We may not be able to continue to connect our network to ILEC networks or to maintain Internet peering arrangements on favorable terms, which could impair our growth and performance.

We need interconnection agreements with ILECs in order to connect our customers to the PSTN. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets or our ability to provide services on a price-competitive basis. We maintain peering agreements with various ISPs that allow us to exchange Internet traffic with these providers. These exchanges are made under short-term contracts and may be made without the payment of settlement charges by either party (“settlement-free peering”) or may specify the payment of fees by one party to the other (“paid peering”). In the future, ISPs may change the terms of these peering relationships; including reducing or eliminating peering relationships, establishing more restrictive criteria for settlement-free peering, or imposing new or larger fees. Increases in costs associated with the exchange of Internet traffic could adversely affect our margins for Internet based services. We may not be able to renegotiate or maintain peering arrangements on favorable terms, which could impair our growth and performance.

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

Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. The renewal dates for Nextlink’s 39 GHz licenses are in 2010. Ninety of Nextlink’s 91 LMDS licenses were up for renewal in 2008. The FCC has granted renewal of 77 of these licenses with another 13 renewal requests still pending at the FCC. Failure to renew its licenses could have an adverse effect on Nextlink’s operations and financial results.

In order to secure renewal of its LMDS licenses, Nextlink must generally be in compliance with all relevant FCC rules and demonstrate that it is providing “substantial service” in its licensed areas. During 2007, the FCC granted Nextlink’s extension request to demonstrate substantial service until June 1, 2012 for the 48 LMDS licenses for which Nextlink sought an extension. In another action by the FCC, on April 15, 2008, the FCC approved Nextlink’s successful demonstration of substantial service in an additional 30 of Nextlink’s LMDS licensed markets. Substantial service showings for 13 of Nextlink’s remaining LMDS licensed markets are pending at the FCC. Failure to demonstrate substantial service in any licensed market could have an adverse effect on Nextlink’s operations and financial results. While management expects that we will be able to secure FCC approval of Nextlink’s pending substantial service filings, there is no assurance that Nextlink will receive FCC approval.

Our business depends on the widespread adoption of bandwidth-intensive applications, such as 3G and 4G applications, and if widespread adoption does not occur, our business would be harmed.

One of our primary business strategies is to provide mobile telecommunications companies with backhaul services. Demand for backhaul services still depends, to a large extent, on the widespread acceptance and use of 3G and 4G mobile wireless technologies, such as high speed data service, video phone capability, telephone photography, streaming video, downloadable music, and video games. The implementation of 3G and 4G technologies may require wireless service providers to upgrade equipment and make significant capital expenditures, which may be delayed by a number of factors outside of our control. Any delay in implementation could result in reduced demand for backhaul services, which would have a material adverse effect on our ability to generate revenues and expand our business.

We may not be able to successfully execute the necessary real estate transactions, or to negotiate acceptable rates in those agreements for placing antennas and having access to necessary equipment.

The provision of our services requires that we enter into arrangements with certain property owners in order to attach equipment inside or on the rooftops of buildings where customers are located. Similar agreements are required in order to access transmission towers or buildings that we plan to use as points-of-presence or repeaters for Nextlink’s networks. However, we may be unable to enter into access arrangements on favorable terms, or at all, and therefore may be unable to service certain prospective customers.

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

The communications industry is highly competitive. Many of our competitors generate greater revenue, and possess significantly greater assets and financial resources than us. This competition places downward pressure on prices for local and long distance telephone service and data services, which can adversely affect our operating results. Also, as the technology to deliver VoIP services is improved, more companies will be able to compete with us in our metropolitan markets without constructing or acquiring public switched telephone network assets in those markets. In addition, we could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users. If we are not able to successfully compete against our larger competitors and the new entrants into the telecommunications market, our financial condition and results of operations could be materially and adversely affected.

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

We have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to bankruptcies, acquisitions, non-renewal, or other factors, which could materially and adversely affect our revenue and results of operations.

We have substantial business relationships with several large telecommunications carriers for whom we provide wireless, local and long distance transport services. However, as of December 31, 2008, we did not have any individual customers who generated more than ten percent of our total revenue. The highly competitive environment and the industry consolidation in the long distance and wireless markets has challenged the financial condition and growth prospects of some of our carrier customers, and has caused such carrier customers to optimize the telecommunications capacity that they use among competing telecommunications services providers’ networks, including ours. Replacing this revenue may be difficult because individual enterprise and small to medium business customers tend to place smaller service orders than our larger carrier customers. In addition, pricing pressure on services that we sell to our carrier customers may challenge our ability to grow revenue from carrier customers. As a result, if our larger carrier customers terminate the services they receive from us, our revenues and results of operations could be materially and adversely affected.

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

As disclosed in amendments to its Schedule 13D filed with the SEC by an entity owned and controlled by the Chairman, the Chairman beneficially owns approximately 89.0% of the aggregate vote of shares of XOH. As a result, the Chairman has the power to elect all of our directors. Under applicable law and our certificate of incorporation and by-laws, certain actions can be taken with the approval of holders of a majority of our voting stock, including mergers, sale of substantially all of our assets and amendments to our certificate of incorporation and by-laws.

Future sales or issuances of our common stock could adversely affect our stock price and/or our ability to raise capital.

Future sales or issuances of substantial amounts of our common stock, or the perception that such sales or issuances could occur, could adversely affect the prevailing market price of the common stock and our ability to raise capital. As of December 31, 2008, there were 182,075,035 shares of our common stock outstanding.

There are also options outstanding to purchase 9.0 million shares of our common stock that have been reserved for issuance under the XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) as of December 31, 2008. Unless surrendered or cancelled earlier under the terms of the 2002 Plan, those options will begin to expire in 2013. In addition, the 2002 Plan authorizes future grants of options to purchase our common stock, or awards of our restricted common stock, with respect to 6.6 million additional shares of our common stock.

XOH has warrants outstanding which allow the holders to purchase up to an additional 23.7 million shares of our common stock. The warrants consist of (i) Series A warrants to purchase 9.5 million shares of our common stock at an exercise price of $6.25 per share, (ii) Series B warrants to purchase 7.1 million shares of our common stock at an exercise price of $7.50 per share and (iii) Series C warrants to purchase 7.1 million shares of our common stock at an exercise price of $10.00 per share. The warrants will expire on January 16, 2010, which is seven years after the date of issuance. The exercise price applicable to each respective series of warrants is subject to adjustment in certain circumstances.

As of December 31, 2008, 4.0 million shares of our 6% Class A preferred stock were outstanding. At such time, such shares of Class A preferred stock were convertible into 56,288,161 shares of our common stock. However, pursuant to the terms of the Class A preferred stock, the number of shares of common stock into which the Class A preferred stock is convertible increases quarterly. A majority of the Class A preferred stock is held by ACF Holding, an affiliate of the Chairman, and the remainder is held by various stockholders. ACF Holding and such stockholders have the right to require us to register for resale the Class A preferred stock and the shares of common stock into which it is convertible under the Securities Act, and to include such preferred stock and/or common stock in certain registration statements filed by us from time to time. As of December 31, 2008, approximately half of the Class A preferred stock shares have been registered.

On July 25, 2008, 555,000 shares of our 7% Class B convertible preferred stock were issued to affiliates of our Chairman for an aggregate purchase price of $555.0 million. These shares are convertible after July 25, 2009, subject to a possible extension of no more than 90 days, at the option of the holder into shares of our common stock. As of December 31, 2008, the Class B convertible preferred stock was convertible into 381,452,836 shares of our common stock. However, pursuant to the terms of the Class B convertible preferred stock, the number of shares of common stock into which the Class B convertible preferred stock is convertible increases quarterly unless we elect to pay cash dividends in lieu of such accretion for any quarterly period. The holders of the Class B convertible preferred stock have the right to require us to register for resale the Class B convertible preferred stock and the shares of common stock into which it is convertible under the Securities Act, and to include such preferred stock and/or common stock in certain registration statements filed by us from time to time. As of December 31, 2008, none of the Class B convertible preferred stock shares have been registered.

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

We currently have facilities in excess of our needs and have entered into various sublease agreements for our unused office and technical space in order to reduce our ongoing operating expenses regarding such space. As a result of fresh start accounting upon our emergence from bankruptcy, included in our other current liabilities and other liabilities are costs to be incurred through 2019 related to facilities that are subleased or are expected to be subleased at rates below our costs. We believe the facilities we are retaining are suitable and adequate for our business operations. For additional information regarding our obligations under leases, see Note 18 of our consolidated financial statements in Item 8 of this Annual Report.

ITEM 3.	LEGAL PROCEEDINGS

XOH is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort and employment matters, which arise in the ordinary course of its business. XOH believes it has adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.

Allegiance Telecom Liquidating Trust Litigation

In August 2004, XOH filed an administrative claim against Allegiance Telecom, Inc. in the United States Bankruptcy Court, Southern District of New York, as part of the Allegiance Chapter 11 proceedings. XOH demanded that the Allegiance Telecom Liquidating Trust (the “ATLT”) pay us approximately $50.0 million based on various claims arising from our acquisition of Allegiance in 2004. The ATLT filed a counterclaim against XOH claiming damages in the amount of approximately $100.0 million, later reduced to $27.8 million.

On October 21, 2008, the ATLT and XOH reached a global settlement and entered into a settlement agreement covering various matters in dispute between them, including the administrative claim and counterclaim. The Bankruptcy Court approved the settlement agreement and it became final on November 15, 2008. On November 18, 2008, we received $57.4 million from the ATLT as final settlement of all disputes between us. XOH returned to the ATLT the bonds underlying its claim. We still hold an interest in the XOH and V&K Note claims, which will participate in any future distributions by the ATLT.

Houlihan Lokey Howard and Zukin Capital LLC

On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the Southern District of New York. The claim for approximately $19.0 million represents HLHZ’s claim for advising management in our financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and XOH objected to the fee claim on the grounds that, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOH for $2.0 million, which it had previously paid, and ordered XOH to pay the difference to HLHZ. XOH paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York (the “District Court”) upheld the Bankruptcy Court decision. On May 29, 2007, HLHZ filed notice of appeal to the 2nd Circuit. On October 15, 2008 the 2nd Circuit Court of Appeals remanded the dispute to the District Court for further remand to the Bankruptcy Court for “clarification” of its decision not to include the unsecured debt in the transaction fee calculation. On December 12, 2008, the Bankruptcy Court issued its opinion which included an order that XOH pay an additional $1.0 million to HLHZ for services rendered by it to XOH in the restructuring of our pre-bankruptcy unsecured debt. On February 24, 2009, we paid HLHZ $1.0 million in final settlement of this matter. As a result, the case was dismissed with prejudice by the Bankruptcy Court on February 26, 2009.

Nashville Electric Service

On June 5, 2008, the Nashville Electric Service, part of Metro, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a fiber optics license agreement, commonly referred to as a “pole attachment” agreement, previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in our fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either 4% of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid to NES under the “gross revenue” provisions. The pole attachment expired in January of 2005, and NES has refused to renegotiate the terms of the pole attachment agreement, and has attempted to treat the agreement as extending from month-to-month, although no such provisions exist in the pole attachment agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment, and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court (the US District Court, Middle District of Tennessee). On June 30, 2008, NES filed a motion to remand the case back to state court but that motion was denied by the Court. On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES’ poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. On January 7, 2009 the Court denied NES’ motion to dismiss.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

XO Holdings, Inc. common stock is traded on the OTCBB and in the Pink Sheets under the symbol “XOHO.OB.” The following table shows the range of high and low bid information for XOH’s common stock for the quarterly periods indicated as quoted in the OTCBB. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2008		2007
Quarter	High	Low	High	Low

First	$2.45	$1.06	$5.24	$4.07
Second	$1.30	$0.41	$5.20	$4.33
Third	$0.75	$0.32	$4.89	$3.10
Fourth	$0.40	$0.12	$3.45	$1.92

Holders

As of March 12, 2009, there were 143 stockholders of record of XOH’s common stock.

Dividends

We have never paid any cash dividend and do not intend to pay any cash dividend in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information regarding XOH’s equity compensation plans as of December 31, 2008:

Number of Securities
Remaining Available for
	Number of Shares to		Future Issuance Under Equity
	be Issued upon	Weighted Average	Compensation Plans (Excluding
	Exercise of	Exercise Price of	Shares Reflected in Column
Plan Category	Outstanding Options	Outstanding Options	(a))

Equity compensation plans approved by stockholders[1]	9,022,674	$5.05	6,594,778
Equity compensation plans not approved by stockholders	—	—	—

Total	9,022,674	$5.05	6,594,778

[1]	Includes options issued pursuant to two separate components of the 2002 Stock Incentive Plan: the 2003 Employee Retention and Incentive Plan and the 2003 Annual Bonus Plan.

2002 Stock Incentive Plan Programs.  In addition to grants of options approved by the Compensation Committee in accordance with customary hiring and promotion practices, the Compensation Committee and the Board of Directors have approved and adopted two programs pursuant to which options have been granted under the 2002 Stock Incentive Plan.

2003 Employee Retention and Incentive Plan.  In June 2003, the Compensation Committee of XO Inc.’s Board of Directors approved the adoption of the 2003 Employee Retention and Incentive Plan (the “Retention Plan”). This plan replaced an existing retention plan, which we refer to as the Restructuring Retention Plan, and nearly all of the participants thereunder exchanged their rights to participate in the Restructuring Retention Plan for the right to participate in the Retention Plan. The Retention Plan provides for the payment of cash bonuses and the issuance of options to our employees based on the attainment of certain performance goals. A registration statement covering the offer and sale of stock options and stock appreciation rights (“SARs”) to be granted in conjunction with the Retention Plan for an aggregate award of 1,900,000 shares of XOH common stock has been filed with the SEC. As of December 31, 2008 and 2007, we had outstanding fully vested options to purchase an aggregate of 57,865 and 75,485 shares, respectively, of common stock and 6,636 SARs, per the Retention Plan. Fifty percent of the SARs were vested and exercisable on the date of grant, with the remaining 50% vesting ratably every month for twenty-four months following the month of grant. The exercise price for all options issued and outstanding under the Retention Plan is $5.84 per share. No further grants under the Retention Plan are permitted.

2003 Annual Bonus Plan.  In June 2003, XO Inc. adopted the 2003 Annual Bonus Plan (the “Bonus Plan”). The Bonus Plan provides for the payment of cash bonuses and the issuance of options only to employees who were ineligible to participate in the Retention Plan. The payment of bonuses and the issuance of options under the Bonus Plan were contingent upon the same performance targets contained in the Retention Plan. The financial goals and the terms of the Bonus Plan were established by our Board of Directors. As of both December 31, 2008 and 2007, there were outstanding options to purchase 19,057 shares of common stock under the Bonus Plan. The exercise price for all options issued and outstanding under the Bonus Plan is $6.53 per share. No further grants under the Bonus Plan are permitted.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations and cash flow data set forth below for 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 are derived from XOH’s audited consolidated financial statements which are included in Item 8 of this Annual Report. The statement of operations and cash flows data for 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 are derived from audited consolidated financial statements of XOH not included in this Annual Report.

Our loss from operations, net loss, net loss allocable to common shareholders and net loss allocable to common shareholders per common share for 2008, 2007, 2006, 2005 and 2004 were materially affected by certain items, which affects the comparability of the information presented with other years’ results. See explanations below. All references to notes are to our consolidated financial statements in Item 8 of this Annual Report.

Selected annual financial data for XOH is summarized in the following table (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006	2005	2004[a]

Statement of Operations Data:
Revenue	$1,477,610	$1,428,665	$1,416,843	$1,437,897	$1,300,420
Loss from operations[b]	(84,813)	(110,137)	(113,697)	(128,962)	(373,475)
Net loss[c]	(75,281)	(117,355)	(131,890)	(149,073)	(408,726)
Net loss allocable to common shareholders[c]	(117,075)	(131,624)	(145,376)	(161,776)	(413,636)
Net loss allocable to common shareholders per common share, basic and diluted[d]	(0.64)	(0.72)	(0.80)	(0.89)	(2.59)
Balance Sheet Data:
Cash, cash equivalents and marketable securities[e,f]	373,895	108,960	170,983	183,988	251,289
Total assets	1,375,984	1,090,126	1,131,221	1,202,725	1,459,385
Long-term obligations[f]	—	377,213	336,650	301,113	366,247
Class A convertible preferred stock[f]	259,948	244,811	230,542	217,056	204,353
Class B convertible preferred stock[f]	573,795	—	—	—	—
Class C perpetual preferred stock[f]	200,877	—	—	—	—
Total stockholders’ (deficit) equity	(58,469)	33,813	164,015	306,821	482,833
Statement of Cash Flow Data:
Net cash provided by operating activities	71,614	139,534	97,657	108,980	150
Net cash used in investing activities[e]	(293,596)	(193,062)	(103,455)	(56,223)	(444,837)
Net cash provided by (used in) financing activities[f]	370,654	(6,960)	(2,477)	(109,908)	200,116

[a]	The selected consolidated financial data includes the accounts and activities of the businesses we acquired from Allegiance Telecom, Inc. from the acquisition date June 23, 2004 through December 31, 2004.

[b]	2004 included a $212.5 million non-cash impairment charge for goodwill.

[c]	2008 included $35.9 million of investment gain from the settlement of litigation related to our holding of Allegiance debt securities, partially offset by a $20.9 million non-cash impairment of marketable securities. 2007 included $21.5 million of investment income from settlements of legal matters related to our holding of Global Crossing debt securities. 2004 included a $212.5 million non-cash impairment charge for goodwill.

[d]	2008 included $0.20 per share from the settlement of litigation related to our holding of Allegiance debt securities, partially offset by a $0.11 per share non-cash impairment of marketable securities. 2007 included $0.12 per share from settlements of legal matters related to our holding of Global Crossing debt securities. 2004 included a $1.31 per share non-cash impairment charge for goodwill.

[e]	2008 included $137.2 million of payments for marketable securities purchases, partially offset by $57.4 million received from the settlement of litigation related to our holding of Allegiance debt securities. 2007 and 2006 included $21.5 million and $12.7 million, respectively, of investment income from settlements of legal matters related to our holding of Global Crossing debt securities.

[f]	2008 included proceeds of $75.0 million from the issuance of a promissory note to a related party. Subsequently, in 2008 0.8 million shares of Class B convertible preferred stock and Class C perpetual preferred stock were issued to affiliates of the Chairman resulting in repayment of all our long-term obligations and net cash provided by financing activities of $307.0 million. In 2004, 4.0 million shares of Class A preferred stock were issued in a private placement, yielding net proceeds of $199.4 million. 2005 includes a voluntary payment of $100.0 million on our long-term obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. This discussion should be read in conjunction with our audited consolidated financial statements and notes appearing in Item 8 of this Annual Report.

Executive Summary

We are a leading nationwide facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to large enterprises, medium and small business, government customers, telecommunications carriers and service providers, and Internet content providers. The items we believe differentiate us from the competition include our nationwide high-capacity network, advanced IP and converged communications services, broadband wireless capabilities, and a responsive, customer-focused orientation. We offer customers a broad range of managed voice, data and IP services in more than 75 metropolitan markets across the United States. We operate our business in two reportable segments: XOC for wireline services; and Nextlink for fixed-wireless telecommunications.

On July 25, 2008, we issued to affiliates of the Chairman preferred shares through the sale of two new series of preferred stock for an aggregate purchase price of $780.0 million of which approximately $329.2 million was received in cash. The remaining $450.8 million was paid directly by affiliates of the Chairman to retire all of our outstanding long-term debt and accrued interest inclusive of all indebtedness held by the Purchasers and their affiliates of $372.5 million in principal and accrued interest under our Senior Secured Credit Facility (the “Credit Facility”) which would have been due July 15, 2009 and $78.3 million in principal and accrued interest in respect to a $75.0 million promissory note (the “Promissory Note”) which would have been due on April 15, 2009. We plan to continue to use the remaining proceeds to fund our business and growth initiatives, provide ongoing working capital our for business and pursue additional opportunities which create value for our shareholders.

During 2008, we continued to see the results from a number of initiatives previously implemented including the lighting of our long-haul fiber network, development of the carrier/wholesale channel, and expansion of our portfolio of services to business and enterprise customers. Our prior capital expenditure investments are resulting in significant revenue growth for our core services. We continue to see opportunities to invest our capital and continue to invest for long-term growth.

We have demonstrated significant progress over the past year growing our strategically important Data and IP revenue. XOC added numerous high-profile customers and expanded its product line. Our sales and marketing focus is on larger mid-market and enterprise customers, carriers, and content owners. Among high-growth offerings, our IP-VPN service continues to gain traction and is now one of our top selling services. We continue to experience high demand for our wavelength services, both within metropolitan regions and long-haul, from both enterprise and carrier customers. We have also seen strong sales of our newly introduced high-speed Internet offerings. During 2008, we expanded our network footprint of Ethernet over Copper Technology to 75 major metropolitan markets; this technology enables us to utilize copper loops to serve off-net businesses with Ethernet services at speeds from 10 Mbps to 88 Mbps. We demonstrated 100 Gigabits/second Ethernet (GbE) service over our long-haul network.

During 2008, Nextlink expanded the cities in which it provides its broadband wireless service, including the New York City metropolitan area, while continuing to provide the alternate access service in all XOC operating markets. Nextlink’s services deliver carrier-grade, high-speed connectivity up to 800 Mbps and provide network redundancy and disaster recovery solutions for financial institutions, medical organizations, campus environments and other businesses. Nextlink’s carrier-grade broadband wireless services are now available in 80 metropolitan markets. Nextlink also continued to gain traction in the mobile backhaul market. As data traffic transmitted to and from cell phones and other mobile devices has continued to grow rapidly, mobile providers have needed to expand their backhaul capabilities. In 2008, Nextlink secured additional backhaul service awards and those networks will be built out over the next 18 months. Nextlink successfully met its FCC requirements with respect to license preservation and was granted renewal of 77 of its licenses which were set to expire in the 28 GHz band, with another 13 license renewal requests still pending at the FCC.

We continue to monitor the impact of macroeconomic conditions on our business. Potential positive aspects of the economic slowdown for us include (1) the increased cost consciousness of potential customers which might lead them to view us more favorably and (2) that customers will be increasingly attracted to alternate providers that have strong balance sheets. Potential negative aspects include a general slowdown in the demand for telecommunications services, delayed IT and other projects that have telecommunications needs, elongated sales cycles on the part of our customers, higher involuntary churn, and delayed payments from customers.

In 2008, XOC commenced an enterprise-wide transformation initiative intended to enhance shareholder value through focusing on improving service delivery, accelerating revenue growth, and reducing our operating costs. We plan to implement this initiative over the next several years and expect to begin deriving benefits in 2010. In conjunction with this transformation initiative, we intend to continue to invest in new network infrastructure, develop new service offerings and expect to continue expanding our customer base in high-growth markets.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates under different assumptions or conditions.

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

We have included below our policies that are both important to our financial condition and operating results and require management’s most subjective and complex judgments in determining the underlying estimates and assumptions. Management believes our critical accounting policies and estimates pertain to revenue recognition, cost of service, allowance for uncollectible accounts, assessment of loss contingencies, and property and equipment. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition

Revenue from telecommunications services is recognized when the related services are provided. Fees billed in connection with service installations and other non-recurring charges related to ongoing service are deferred and recognized ratably over the average customer life. During each reporting period we must make estimates for potential future sales credits to be issued related to billing errors, service interruptions and customer disputes. We reserve known billing errors and service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. We also estimate a general sales credit reserve related to unknown billing errors and disputes based on historical sales credit activity. We assess the adequacy of our sales credit reserve monthly using several factors, including the likelihood of billing being disputed by customers and historical sales credit trends. We believe the accounting estimates related to sales credit reserves are critical accounting estimates because they require management to make assumptions about how long we will retain customers and the impact of changes in actual retention periods versus the estimates on the revenue amounts reported in our consolidated statement of operations could be material.

Cost of Service — Telecommunications Services

Cost of Service — Telecommunications Services include expenses for customer loop, interconnect access and transport services paid to third-party telecommunications providers. We accrue for the expected cost of services obtained from third-party telecommunications providers during the period the services are rendered. The recognition of telecommunication services costs during any reported period involves the use of significant management estimates due to the contractual and operational complexity of service arrangements and the resulting errors in service provider invoicing.

It is common for invoices received from the third-party telecommunications providers to include items which result in disputes due to billing discrepancies. We accrue costs for disputed invoices based on our historical trend of resolutions for similarly disputed items. If we ultimately settle a disputed amount which is different than the accrual, we recognize the difference in the period in which the settlement is finalized as an adjustment to cost of service. During 2008, 2007 and 2006, we recorded favorable cost of service adjustments for the resolution of significant billing disputes of $11.3 million, $7.2 million, and $12.5 million, respectively. Prior to the third quarter of 2006, we did not have sufficient historical data to estimate expected resolution rates of disputed invoices; therefore, we accrued invoiced amounts under dispute in full as they were considered to be contingent liabilities probable and measurable and typically payable. As of September 2006, we determined there was sufficient historical experience on which to base an estimate of our liability. Accordingly, we reduced cost of service and our disputed accrual liability $10.6 million during the third quarter of 2006.

In March 2005, the FCC’s Triennial Review Remand Order (“TRRO”) altered a number of significant federal regulations that increased our costs by requiring the use of contracted rates with ILECs instead of cost-based services. During the year ended December 2005, we recorded an estimated liability to accrue these costs. During 2007 and 2006, based on a final reconciliation of circuits and rates with the respective carriers, we revised certain accrued costs of our remaining liability related to compliance with the TRRO which resulted in favorable cost of sales adjustments of $22.1 million and $14.5 million, respectively.

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

We assess the adequacy of our allowance for uncollectible accounts monthly using several factors, including the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of our customers. A specific reserve requirement review is performed on customer accounts with larger balances. An additional reserve requirement review is performed on accounts not subject to specific review using the factors previously mentioned. We can and have experienced significant month-to-month changes in reserve level requirements. If circumstances relating to financial viability of significant customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer relevant, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known. Any material change in the financial status of any one or group of customers could have a material adverse effect on our results of operations, financial position or cash flows.

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss can be reasonably estimated. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimated due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information regarding all of our legal proceedings and loss contingencies, see Note 18 of our consolidated financial statements in Item 8 of this Annual Report.

Property and Equipment

We determine the estimated useful lives for telecommunications network equipment and acquired bandwidth based on historical usage with consideration given to technological changes and trends in the industry, which could impact the network architecture and asset utilization. Accordingly, in making this assessment, we consider (i) our planned use of the assets, (ii) the views of experts within and outside of XOH, (iii) sources regarding the impact of technological advances and (iv) trends in the industry on the value and useful lives of our network assets. We annually evaluate the estimated useful lives used to depreciate our assets. As a result of an evaluation, we changed the estimated useful life of certain network equipment which resulted in an increase of $13.3 million to depreciation expense during the fourth quarter of 2007. No significant revisions were made as a result of evaluations made in 2008 or 2006. While we believe our current estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may cause additional changes to future depreciation expense.

In accordance with the guidelines of SFAS 144, we assess the possible impairment of equipment and other assets held for use whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. The assessment includes comparing estimated future undiscounted cash flows with the carrying values of assets. This analysis requires management to make subjective assessments of factors including future cash flows, holding periods of assets and capitalization rates. In the event that there are changes in the planned use of these assets or our expected future undiscounted cash flows are reduced significantly, the assessment of our ability to recover the carrying value of these assets in the future could change. There were no impairments of our fixed assets held for use as of December 31, 2008, 2007 or 2006.

Results of Operations

The following tables contain certain data from our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

		% of		% of
		Consolidated		Consolidated	Change
Years Ended December 31,	2008	Revenue	2007	Revenue	Dollars	Percent

Revenue	$1,477,610	100.0%	$1,428,665	100.0%	$48,945	3.4%
Cost and expenses
Cost of service*	871,445	58.9	815,012	57.0	56,433	6.9%
Selling, general and administrative	497,616	33.7	508,901	35.6	(11,285)	(2.2)%
Depreciation and amortization	189,228	12.8	206,953	14.5	(17,725)	(8.6)%
Loss on write-down of assets	4,134	0.3	7,936	0.6	(3,802)	(47.9)%

Total cost and expenses	1,562,423	105.7	1,538,802	107.7	23,621	1.5%

Loss from operations	(84,813)	(5.7)	(110,137)	(7.7)	(25,324)	(23.0)%
Interest income	7,398	0.5	8,182	0.6	(784)	(9.6)%
Other income	257	NM	2,205	0.2	(1,948)	(88.3)%
Investment gain, net	19,187	1.3	20,863	1.4	(1,676)	(8.0)%
Interest expense, net	(21,322)	(1.5)	(37,681)	(2.6)	(16,359)	(43.4)%

Net loss before income taxes	(79,293)	(5.4)	(116,568)	(8.1)	(37,275)	(32.0)%
Income tax benefit (expense)	4,012	0.3	(787)	(0.1)	(4,799)	(609.8)%

Net loss	(75,281)	(5.1)	(117,355)	(8.2)	(42,074)	(35.9)%
Preferred stock accretion	(41,794)	(2.8)	(14,269)	(1.0)	27,525	192.9%

Net loss allocable to common shareholders	$(117,075)	(7.9)%	$(131,624)	(9.2)%	$(14,549)	(11.1)%

		% of		% of
		Consolidated		Consolidated	Change
Years Ended December 31,	2007	Revenue	2006	Revenue	Dollars	Percent

Revenue	$1,428,665	100.0%	$1,416,843	100.0%	$11,822	0.8%
Cost and expenses
Cost of service*	815,012	57.0	825,178	58.2	(10,166)	(1.2)%
Selling, general and administrative	508,901	35.6	500,602	35.4	8,299	1.7%
Depreciation and amortization	206,953	14.5	201,222	14.2	5,731	2.8%
Loss on write-down of assets	7,936	0.6	3,538	0.2	4,398	124.3%

Total cost and expenses	1,538,802	107.7	1,530,540	108.0	8,262	0.5%

Loss from operations	(110,137)	(7.7)	(113,697)	(8.0)	(3,560)	(3.1)%
Interest income	8,182	0.6	8,691	0.6	(509)	(5.9)%
Other income	2,205	0.2	—	—	2,205	NM
Investment gain, net	20,863	1.4	5,193	0.4	15,670	301.8%
Interest expense, net	(37,681)	(2.6)	(32,077)	(2.3)	5,604	17.5%

Net loss before income taxes	(116,568)	(8.1)	(131,890)	(9.3)	(15,322)	(11.6)%
Income tax expense	(787)	(0.1)	—	—	787	NM

Net loss	(117,355)	(8.2)	(131,890)	(9.3)	(14,535)	(11.0)%
Preferred stock accretion	(14,269)	(1.0)	(13,486)	(1.0)	783	5.8%

Net loss allocable to common shareholders	$(131,624)	(9.2)%	$(145,376)	(10.3)%	$(13,752)	(9.5)%

*	Exclusive of depreciation and amortization expense

NM	= not meaningful

Revenue — 2008 Compared to 2007

Total revenue for 2008 increased 3.4% compared to the prior year. We experienced strong growth in our core service offerings relating to Data and IP services due in part to the previously announced investments in service offerings and network infrastructure. This growth was partially offset by decreases in our older Legacy/TDM services which are predominately deployed using TDM, circuit-switched voice technologies. For 2009, we anticipate continued revenue growth. Based on continued investments which leverage next-generation IP-based technologies, we expect revenue from Legacy/TDM services, as a percentage of our total revenue, will continue to decline during 2009 as our sales continue to be focused on next-generation IP-based solutions. The projections for 2009 will be sensitive to influences in a challenging macro-economic environment and regulatory climate changes.

Revenue was earned from services provided in the following categories for the years ended December 31 (dollars in thousands):

		% of		% of	Change
	2008	Revenue	2007[1]	Revenue	Dollars	Percent

Core Services
Data and IP	$670,616	45.4%	$530,257	37.1%	$140,359	26.5%
Integrated/Voice	317,423	21.5	337,324	23.6	(19,901)	(5.9)%

Total Core Services	988,039	66.9	867,581	60.7	120,458	13.9%
Legacy/TDM services	489,571	33.1	561,084	39.3	(71,513)	(12.7)%

Total revenue	$1,477,610	100.0%	$1,428,665	100.0%	$48,945	3.4%

[1]	2007 revenue categories have been reclassified for comparability with 2008 presentation.

Core Services.  During 2008, we experienced a continued growth in market demand for telecommunications services utilizing next generation IP technologies and transport services. During 2009, we expect Core services revenue as a percentage of revenue to increase compared to 2008 as we continue to orient our marketing focus to respond to the ongoing demand for these products and services. For specific information regarding our service offerings, refer to Item 1, Business, in this Annual Report.

For 2008, revenue from our Core Data and IP services increased 26.5% compared to the prior year primarily due to growth in our Dedicated Private Line and IP Flex services. During 2008, our Dedicated Private Line revenues increased $35.8 million, or 14.7% over the prior year as a result of our investments in our long-haul network. A significant portion of Dedicated Private Line sales is driven by our wholesale Carrier sales force offering wavelength solutions. The growth in IP solutions was led by a year over year $29.8 million, or 44.3%, revenue increase in IP Flex, our flagship integrated data and voice solution which is largely sold by our commercial Business Services unit. Also contributing significantly to the growth in our Data and IP revenue was our DIA, IP VPN, and Telco Collocation solutions. DIA revenue increased $24.5 million, or 18.2%, for 2008 compared to 2007 as DIA continues to be a centerpiece of our overall Core Data and IP marketing in response to continued strong demand. IP VPN revenue increased $16.9 million to $18.6 million for 2008 due to strong response to marketing efforts in 2008 following the product launch in late 2007. IP VPN offers value compared to traditional private line solutions for secure local access and demand continues to grow as a result. Telco Collocation revenue increased $14.6 million, or 58.9%, for 2008 compared to 2007 in tandem with growth in Dedicated Private Line, DIA, and Ethernet networking. Secured qualified collocation space remains at a premium in a number of key markets, and we have been able to capitalize on the growth of key Data and IP products to drive growth in Telco Collocation.

The growth in the Data and IP category of our Core Services was slightly offset by a net reduction in Integrated/Voice revenue. This category contains more mature bundled data and voice offerings introduced in 2000 such as XOptions and Integrated Access, as well as traditional CLDT. The primary driver of the decrease in Core Integrated/Voice revenue for 2008 compared to the prior year was the customer demand shift to IP-enabled solutions such as IP Flex. This decline was partially offset by a $21.3 million increase in CLDT revenue for 2008 compared to 2007, caused primarily by increased volume.

Legacy/TDM Services.  Voice and data services we consider to be legacy are primarily deployed using TDM, circuit switched voice technologies. Legacy voice and other services include basic business lines, switched trunks, local usage, commercial traditional switched long distance, carrier reciprocal access, IVR, voice conferencing, calling card and revenue from transaction based pass-through taxes.

For 2008, revenue from services in our Legacy/TDM category decreased compared to 2007. Our Legacy/TDM services comprise approximately one-third of our installed customer base and generate a considerable percentage of our revenue. We believe certain Legacy/TDM services continue to be an important part of our overall service mix. Sales and marketing efforts are focused on promoting our Core Data and IP services.

Revenue — 2007 Compared to 2006

Total revenue for 2007 increased slightly compared to the prior year. Revenue was earned from services provided in the following categories for the years ended December 31 (dollars in thousands):

		% of		% of	Change
	2007[1]	Revenue	2006[1]	Revenue	Dollars	Percent

Core Services
Data and IP	$530,257	37.1%	$422,746	29.8%	$107,511	25.4%
Integrated/Voice	337,324	23.6	367,577	26.0	(30,253)	(8.2)%

Total Core Services	867,581	60.7	790,323	55.8	77,258	9.8%
Legacy/TDM services	561,084	39.3	626,520	44.2	(65,436)	(10.4)%

Total revenue	$1,428,665	100.0%	$1,416,843	100.0%	$11,822	0.8%

[1]	2007 and 2006 revenue categories have been reclassified for comparability with 2008 presentation.

Core Services.  We experienced a continued growth in market demand for telecommunications services using next generation IP technologies and transport services. For 2007, revenue from our Core Data and IP services increased 25.4% compared to the prior year due to (i) our network enhancements, (ii) new service launches and (iii) increased sales of existing services. During 2007, we made a significant capital investment to enhance of our nationwide fiber optic network and related systems architecture that allowed us to service more customers at higher speeds. The launch of Ethernet over Copper technology during 2007 coupled with additional high speed routers also contributed to the growth in our Core services. Furthermore, we experienced increased demand for private line and Collocation space and equipment due to the increasing importance of privacy, speed and security sought by both commercial and carrier business in their telecommunications needs. This growth was slightly offset by a decline in revenue from our carrier VoIP service related to reduced volume from several of our larger carrier VoIP customers due to their financial challenges. Approximately $11.0 million of the $107.5 million increase in Core service revenue for 2007 compared to 2006 was due to settlements with a number of carriers for previously disputed interconnect receivables.

For 2007, revenue from Core Integrated/Voice declined $30.3 million compared to 2006. We experienced declines in traditional integrated offerings as customer demand has shifted to IP-enabled solutions such as IP Flex (formerly XOptions Flex). These declines were partially offset by growth associated with higher volume associated with CLDT.

Legacy/TDM Services.  For 2007, revenue from services in our Legacy/TDM category decreased compared to 2006 due to a continuing shift in marketing and customer demand away from traditional TDM products to next generation solutions.

COS — 2008 Compared to 2007

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

The following table summarizes our cost of service by component for the years ended December 31 (dollars in thousands):

		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent

Telecommunications services	622,646	42.1%	$584,690	40.9%	$37,956	6.5%
Network operations[1]	192,379	13.0	180,836	12.7	11,543	6.4%
Pass-through taxes	56,420	3.8	49,486	3.4	6,934	14.0%

Total cost of service	871,445	58.9%	$815,012	57.0%	$56,433	6.9%

[1]	2007 cost of service, as presented, includes $4.4 million associated with a reclassification of expenses from SG&A for comparability with 2008 presentation.

The cost of service increase for 2008 compared to 2007 was substantially due to the increase in Telecommunications services costs in both dollars and as a percentage of total revenue. The primary factors that contributed to the year over year increase in the costs related to providing Telecommunications services were increased growth in sales of our Data and IP services, resulting in a $34.6 million increase in related costs, and the increased volume of wholesale long distance usage resulting in a $47.4 million increase in related costs. Additionally, 2008 did not include the beneficial change related to the FCC’s TRRO that decreased 2007 cost of service by $22.1 million. These increases were partially offset by a $11.3 million decrease in the cost of terminating the wholesale long distance usage due to traffic terminating to lower cost locations. Additional offsets include $40.2 million of incremental cost savings achieved through planned network optimization projects completed in 2008 and $16.4 million of decreased costs due to improved results from our dispute resolution. Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include rehoming circuits to the nearest network POP, hubbing circuits onto the same transport facility, moving network facilities to lower cost providers, disconnection of capacity from third party providers which is no longer needed and other similar actions which vary in type, size and duration. Telecommunications services costs as a percentage of revenue increased from 2007 to 2008 due to the $22.1 million revision to the 2007 TRRO estimate previously mentioned. Excluding the impact of this one-time benefit in 2007, Telecommunications services costs as a percentage of revenue would have decreased from 42.5% in 2007 to 42.1% in 2008.

Network operations costs increased from 2007 to 2008 principally due to an $8.1 million increase in technical sites maintenance costs and a $3.7 million increase in payroll and related costs primarily resulting from increased headcount.

The increase in pass-through taxes from 2007 to 2008 principally resulted from a $4.1 million error correction pertaining to the period from 2003 through 2006. We determined certain payments for taxes due to various state and local jurisdictions had been incorrectly recorded and concluded the correction was not material to any of the affected years and corrected the liability during the first quarter of 2008. In 2009, we expect growth in revenue and volume will contribute to increases in our COS, compared to 2008. Although we continue to undertake initiatives and actions to reduce the cost of providing service to our customers, we expect the cost savings from network optimization projects to decline in 2009, compared to 2008. Overall, excluding the effects of future net dispute settlements, if any, we expect our cost of service as a percentage of revenue for 2009 will remain relatively consistent with 2008.

COS — 2007 Compared to 2006

The following table summarizes our cost of service by component for the years ended December 31 (dollars in thousands):

		% of		% of	Change
	2007	Revenue	2006	Revenue	Dollars	Percent

Telecommunications services	$584,690	40.9%	$597,027	42.1%	$(12,337)	(2.1)%
Network operations[1]	180,836	12.7	179,270	12.7	1,566	0.9%
Pass-through taxes	49,486	3.4	48,881	3.4	605	1.2%

Total cost of service	$815,012	57.0%	$825,178	58.2%	$(10,166)	(1.2)%

[1]	Cost of service, as presented, included $4.4 million for 2007 and $3.1 million for 2006 associated with a reclassification of expenses from SG&A for comparability with 2008 presentation.

For 2007 compared to 2006, Telecommunications services cost decreased in both dollars and as a percentage of total revenue. The primary factors that contributed to this year over year decrease in the costs related to providing telecommunications services were (i) network optimization projects and (ii) growth and volume. The realized savings from network optimization projects reduced our 2007 COS by $47.6 million, compared to 2006. These savings were partially offset by growth in sales of our IP and data service lines and the incremental increase in the volume of wholesale long distance resulting in a 2007 COS increase of $31.8 million compared to 2006.

Selling, General and Administrative — 2008 Compared to 2007

Selling, general and administrative expense (“SG&A”) includes expenses related to payroll, commissions, sales and marketing, information systems, general corporate office functions and collection risks. SG&A decreased from 2008 compared to 2007 due to (i) an $11.0 million reduction in legal expenses, resulting partially from the settlement of the ATLT litigation, (ii) a $7.7 million decline in use and property taxes, (iii) a $4.8 million increase in the level of capitalized costs on fixed asset projects (iv) a $4.2 million reduction in the level and costs of contractor and professional services, (v) a $2.7 million reduction in our directors’ and officers’ insurance costs, and (vi) a $2.4 million reduction in bad debt expense due to improvements in our collections efforts, offset partially by a $20.7 million increase in payroll and commissions expenses and a $4.2 million increase in sales and marketing costs.

As a percentage of revenue, SG&A declined during 2008 compared to 2007 reflecting our continued focus on attaining improved operating efficiencies. We plan on continuing to invest in the resources and infrastructure necessary to help grow and support our business units during 2009 while continuing to realize cost savings. Our goal during 2009 is to further decrease SG&A as a percentage of revenue through implementation of our transformation initiative.

Selling, General and Administrative — 2007 Compared to 2006

The increase in SG&A for 2007 compared to 2006 was primarily due to a $25.4 million increase in payroll, benefits, and sales commissions as a result of the expansion of our sales, customer service and other back-office functions necessary to provide our growing customer base with the highest levels of care and support. Also, during 2007, we incurred $9.9 million more in legal expenses than during 2006 as a result of litigation activity. These increases were partially offset by a $14.4 million reduction in our provision for uncollectible accounts and a $4.7 million decrease in rent expense driven by increased sublease income for unused space and conversion to internal use of previously unused space included in our underutilized lease liability.

Depreciation and Amortization

Depreciation and amortization did not include amortization expense for 2008 because our definite lived intangible assets became fully amortized during 2007. For 2007 and 2006, depreciation and amortization included amortization expense of $10.0 million and $28.3 million, respectively. Amortization expense declined

$10.0 million for 2007 to zero for 2008. Year-over-year amortization expense declined $18.3 million for 2007 compared to 2006 because we ceased amortization of our broadband wireless licenses in 2006 and certain of our definite lived intangible assets became fully amortized in the first half of 2007. In October 2006, we determined our broadband wireless licenses to be indefinite lived intangible assets and ceased recording amortization. Therefore, we test these licenses annually for impairment. No conditions of impairment related to our broadband wireless licenses existed as of December 31, 2008, 2007 or 2006.

Depreciation expense for 2007 included $13.3 million due to a change in the depreciable lives of certain fixed assets. Excluding this change in estimate, depreciation expense for 2008, 2007 and 2006 was $189.2 million, $183.7 million and $173.0 million, respectively. These annual increases were due to increased fixed assets during 2007 and 2008 as a result of our significant capital expenditures.

We expect depreciation expense to increase slightly in 2009 as we continue to increase our fixed assets in order to continue to grow our revenue and enhance our networks. We do not expect to record any amortization expense during 2009 since our definite lived intangible assets are fully amortized.

Investment Gain, Net

Investment gain, net for 2008 was due to a $35.9 million gain from the settlement with the ATLT of claims related to our holdings of Allegiance debt securities and a $4.4 million gain from the conversion of a non-current asset to an available-for-sale security, partially offset by a $20.9 million impairment charge for other-than-temporary declines in market value for marketable securities.

Investment gain, net for 2007 and 2006 primarily resulted from $21.5 million and $5.2 million, respectively, received from the settlement related to our holdings of Global Crossing debt securities.

Interest Expense, Net

Interest expense, net of capitalized interest was primarily due to borrowings under our Credit Facility and Promissory Note. Interest expense, net also includes imputed interest under our capital lease agreements. Interest expense, net decreased 43.4% for 2008 compared to the prior year due to the retirement of all outstanding debt in July 2008. For additional details, see the Liquidity and Capital Resources — Debt Retirement through Issuance of Preferred Stock subheading in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report. Under the terms of our Credit Facility, accrued interest converted to principal if unpaid. As a result, the outstanding balance under our Credit Facility increased $40.6 million from December 31, 2006 to December 31, 2007. This was the primary factor causing the increase in interest expense for 2007 compared to 2006.

Interest costs related to internally constructed assets, including our telecommunications networks, are capitalized. Total interest expense was offset by capitalized interest of $2.4 million, $4.5 million and $5.2 million, respectively, for 2008, 2007 and 2006.

Capital Expenditures

	Capital Expenditures
(dollars in thousands)	Dollars	% of Revenue

2008	$216,958	14.7%
2007	$215,182	15.1%
2006	$118,878	8.4%

Capital expenditures remained flat between 2008 and 2007 as we continued to invest in network enhancements at a similar pace as in 2007. During 2007 capital expenditures increased $96.3 million because the number and size of strategic, growth-related capital projects increased substantially during 2007 compared to 2006. We plan to spend between $210.0 million and $240.0 million on capital expenditures during 2009 for continued investment in our networks and Ethernet and IP-based services, expansion into new markets and continuation of our transformation initiative.

Comparison of Segment Financial Results

We operate our business in two reportable segments: wireline services through XOC and wireless services through Nextlink. XOC and Nextlink offer telecommunications services delivered to different target customers using different technologies. We do not allocate interest income, other income, interest expense, investment gains or losses, accretion expense of our preferred stock or income tax expense to our two reportable segments. Additional information about our reportable segments is included in Note 17 of our consolidated financial statements in Item 8 of this Annual Report.

XO Communications.  The following tables summarize XOC’s results of operations for 2008, 2007 and 2006 (dollars in thousands):

		% of		% of
		XOC		XOC	Change
	2008	Revenue	2007[1]	Revenue	Dollars	Percent

Revenue from external customers	$1,476,061	99.9%	$1,428,050	99.9%	$48,011	3.4%
Inter-segment revenue	550	0.1	274	0.1	276	100.7%

Total revenue	1,476,611	100.0	1,428,324	100.0	48,287	3.4%

Cost and expenses
Cost of service*	867,297	58.7	811,942	56.8	55,355	6.8%
Selling, general and administrative	488,234	33.1	499,618	35.0	(11,384)	(2.3)%
Depreciation and amortization	188,086	12.7	206,452	14.5	(18,366)	(8.9)%
Loss on write-down of assets	2,432	0.2	7,257	0.5	(4,825)	(66.5)%

Total cost and expenses	1,546,049	104.7	1,525,269	106.8	20,780	1.4%

Segment loss	$(69,438)	(4.7)%	$(96,945)	(6.8)%	$(27,507)	(28.4)%

Capital Expenditures	$207,922	14.1%	$210,156	14.7%

		% of		% of
		XOC		XOC	Change
	2007[1]	Revenue	2006[2]	Revenue	Dollars	Percent

Revenue from external customers	$1,428,050	99.9%	$1,415,971	99.9%	$12,079	0.9%
Inter-segment revenue	274	0.1	130	0.1	144	110.8%

Total revenue	1,428,324	100.0	1,416,101	100.0	12,223	0.9%

Cost and expenses
Cost of service*	811,942	56.8	824,390	58.2	(12,448)	(1.5)%
Selling, general and administrative	499,618	35.0	488,610	34.5	11,008	2.3%
Depreciation and amortization	206,452	14.5	196,201	13.9	10,251	5.2%
Loss on write-down of assets	7,257	0.5	3,531	0.2	3,726	105.5%

Total cost and expenses	1,525,269	106.8	1,512,732	106.8	12,537	0.8%

Segment loss	$(96,945)	(6.8)%	$(96,631)	(6.8)%	$(314)	(0.3)%

Capital Expenditures	$210,156	14.7%	$114,634	8.1%

*	Exclusive of depreciation and amortization

[1]	$4.4 million of expenses were reclassified from SG&A to Cost of service for comparability with 2008 presentation.

[2]	$3.1 million of expenses were reclassified from SG&A to Cost of service for comparability with 2008 presentation.

Because XOC earned substantially all of our revenue, incurred the majority of our costs and expenses and incurred most of our capital expenditures for 2008, 2007 and 2006, the discussion of our consolidated operations under Results of Operations subheading above in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report, may be used to explain the comparison of financial results for our XOC segment.

Nextlink.  As of December 31, 2008, Nextlink has entered into agreements to provide services in several states including California, Illinois, Massachusetts, Texas, Virginia and Washington D.C., and expects to launch services in additional markets over the next two years. During 2008, Nextlink focused its marketing efforts in a few carefully selected markets to drive the growth in revenue. The following table contains certain financial data related to our Nextlink segment for 2008 and 2007 (dollars in thousands):

		% of		% of
		Nextlink		Nextlink	Change
	2008	Revenue	2007	Revenue	Dollars	Percent

Revenue from external customers	$1,549	46.2%	$615	40.5%	$934	151.9%
Inter-segment revenue	1,807	53.8	905	59.5	902	99.7%

Total revenue	3,356	100.0	1,520	100.0	1,836	120.8%

Cost and expenses
Cost of service*	6,487	193.3	4,247	279.4	2,240	52.7%
Selling, general and administrative	9,400	280.1	9,285	610.8	115	1.2%
Depreciation and amortization	1,142	34.0	501	33.0	641	127.9%
Loss on write-down of assets	1,702	50.7	679	44.7	1,023	150.7%

Total cost and expenses	18,731	558.1	14,712	967.9	4,019	27.3%

Segment loss	$(15,375)	(458.1)%	$(13,192)	(867.9)%	$2,183	16.5%

Capital Expenditures	$9,036	269.2%	$5,026	330.7%	$4,009	79.8%

*	Exclusive of depreciation and amortization

Revenue.  Revenue for 2008 increased compared to 2007 due to increased revenue from resellers such as XOC and increased equipment sales without services of $0.5 million. During 2008, Nextlink increased the number of active customers and focused its retail sales efforts in a few selected markets. While implementing a backhaul network for one wireless carrier, Nextlink successfully executed contracts with a second carrier to build out two additional markets. Revenue was earned from delivering wireless backhaul, access, and network redundancy and diversity services across several markets including Boston, Chicago, Dallas, Houston, Los Angeles, and Washington, D.C. For 2008 and 2007, Nextlink’s top three customers accounted for 73.7% and 79.1%, respectively, of Nextlink’s revenue. The largest customer and reseller for each year was XOC, an affiliate.

We expect revenue to continue to increase during 2009 as Nextlink continues to sell services into existing markets and builds out wireless backhaul networks for two major wireless carriers.

Cost of Service.  Nextlink’s cost of service for 2008 increased compared to 2007 primarily due to a $1.5 million increase in real estate related expenses and a $0.4 million increase in costs related to equipment sales without services. Since Nextlink is still in the start-up phase, it is anticipated that cost of service initially will exceed revenue from customers since real estate related expenses may be incurred before any revenue is generated from the sites being leased.

Depreciation and Amortization.  Depreciation increased 127.9% during 2008, compared to 2007 due to the expansion of Nextlink’s wireless network in markets where it holds LMDS licenses.

Loss on write-down of assets.  The increase in loss on write-down of assets during 2008 compared to the prior year was primarily due to the write-down of radio equipment included in spare parts and equipment to fair value.

Capital expenditures.  Capital expenditures for 2008 increased over the prior year as Nextlink continued to build points of presence in BTAs where it holds LMDS spectrum licenses. This activity was primarily related to Nextlink’s investments related to equipment, civil construction and installation activity for license preservation and mobile backhaul.

The following table contains certain financial data related to our Nextlink segment for 2007 and 2006 (in thousands):

		% of		% of
		Nextlink		Nextlink	Change
	2007	Revenue	2006	Revenue	Dollars	Percent

Revenue from external customers	$615	40.5%	$872	69.2%	$(257)	(29.5)%
Inter-segment revenue	905	59.5	389	30.8	516	132.6%

Total revenue	1,520	100.0	1,261	100.0	259	20.5%

Cost and expenses
Cost of service*	4,247	279.4	1,306	103.6	2,941	225.2%
Selling, general and administrative	9,285	610.8	11,993	951.0	(2,708)	(22.6)%
Depreciation and amortization	501	33.0	5,021	398.2	(4,520)	(90.0)%
Loss on write-down of assets	679	44.7	7	0.6	672	9,600.0%

Total cost and expenses	14,712	967.9	18,327	1,453.4	(3,615)	(19.7)%

Segment loss	$(13,192)	(867.9)%	$(17,066)	(1,353.4)%	$(3,874)	(22.7)%

Capital Expenditures	$5,026	330.7%	$4,244	336.6%	$782	18.4%

*	Exclusive of depreciation and amortization

Revenue.  Revenue was earned from delivering services across several markets including Boston, Chicago, Dallas, Houston, Miami, Tampa, Los Angeles, San Diego and Washington, D.C. Revenue for 2007 increased over revenue from 2006 due to more than doubled sales volume with XOC, partially offset by a $0.3 million decline in revenue from external customers. The decline in revenue from external customers was due to a $0.5 million one-time payment from a non-affiliated customer during 2006 for the restructuring of a contract.

Cost of service.  Cost of service for 2007 increased compared to the prior year primarily due to increased rent expense on real estate leases for points of presence and increased personnel costs to operate and support the growing network.

Selling, general and administrative.  SG&A expense for 2007 decreased compared to 2006 primarily as a result of the effect of certain legal expenses incurred during 2006 which were not repeated in 2007.

Depreciation and amortization.  Depreciation and amortization expense decreased by $4.5 million for 2007 compared to 2006 due to decreased amortization expense for broadband wireless licenses. On October 1, 2006, Nextlink discontinued the amortization of its broadband wireless licenses in accordance with SFAS 142 as the licenses met the definition of an indefinite lived intangible asset. Nextlink treated the change in estimated useful life of the broadband wireless licenses as a change in accounting estimate and accounted for the change on a prospective basis. We test these assets annually for conditions of impairment. No condition of impairment existed as of December 31, 2007.

Loss on write-down of assets.  The increase in loss on write-down of assets expense from 2006 to 2007 resulted from a larger number of old, discontinued items identified during 2007 that were deemed to have limited future useful value.

Capital expenditures.  The increase in capital expenditures for 2007 primarily related to Nextlink’s efforts to meet the requirements for FCC license renewal in each BTA where a license is held.

Liquidity and Capital Resources

Our primary liquidity needs are to finance the cost of operations and to acquire capital assets, including capital expenditures needed to grow our fixed wireless business.

Redemption of Class A Convertible Preferred Stock

The terms of our Class A preferred stock provide that on January 15, 2010, we redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Holding, an affiliate of our Chairman, agreed to extend the date on which we would be required to redeem the shares of Class A preferred stock held by ACF Holding from January 15, 2010 to a date no later than April 15, 2010. ACF Holding is the record holder of 3,096,549 shares of Class A preferred stock (the “ACF Holding Shares”) which represent 77.4% of the outstanding shares of the Class A preferred stock. The extension will not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares. We do not currently intend to use any of our available cash to redeem any shares of our Class A preferred stock. Reductions in our cash balance and recent market volatility in the corporate debt markets may adversely impact our ability to raise additional capital on financially favorable terms. We have not yet determined how we will secure the funds necessary to redeem the Class A preferred stock and expect that the redemption will depend on market conditions between now and the date of final redemption, as well as other factors. No assurance can be given as to the specific means by which we will maintain necessary levels of liquidity and there can be no assurance that we will have the cash available to redeem the Class A preferred stock when it is required to be redeemed.

Debt Retirement through Issuance of Preferred Stock

During 2008, all of our long-term debt and accrued interest was retired in connection with the issuance and sale of shares from a new series of 7% Class B convertible preferred stock and a new series of 9.5% Class C perpetual preferred stock. On July 25, 2008, we entered into a Stock Purchase Agreement with certain affiliates of the Chairman. Arnos Corp., Barberry Corp., High River Limited Partnership and ACF Industries Holding Corp. (together, the “Purchasers”) bought 555,000 shares of our Class B convertible preferred stock for $555.0 million and 225,000 shares of our Class C perpetual preferred stock for $225.0 million. The terms of the Stock Purchase Agreement were negotiated on behalf of XOH by a Special Committee of the Board of Directors (the “Special Committee”) that was established on September 28, 2007 to assist us in evaluating financing and other strategic alternatives. See Note 11 to our consolidated financial statements in Item 8 of this Annual Report for additional details regarding the issuance of the Class B convertible preferred stock and Class C perpetual preferred stock.

A portion of the purchase price for our Class B convertible preferred stock was paid through the $450.8 million retirement of all of the Purchasers’ right, title and interest in our senior indebtedness. This amount represents all indebtedness held by the Purchasers and their affiliates of $372.5 million in principal and accrued interest under the Credit Facility and $78.3 million in principal and accrued interest for the Promissory Note. The remainder of the purchase price for the Class B convertible preferred stock and all of the Class C perpetual preferred stock was paid in cash. We used $22.3 million of the proceeds from the sale of the Class B convertible and Class C perpetual preferred stock to retire in full the remainder of our indebtedness (including accrued interest) under our Credit Facility, none of which was owed to affiliates of the Chairman or the Chairman.

On August 1, 2008, R2 Investments, LDC (“R2”), one of our minority shareholders, sent a letter to us requesting under Section 220 of Delaware Law an opportunity to inspect and copy our records regarding our issuance of the Class B convertible preferred stock and the Class C perpetual preferred stock. On September 5, 2008, R2 sent a second letter to us requesting an opportunity to also inspect and copy our records related to the Undertaking dated August 28, 2008 by Starfire Holding Corporation, a company owned by our Chairman, indemnifying XOH from certain liabilities related to employee benefits that may be imposed on XOH or its assets. We denied both requests. R2 filed a complaint in the Court of Chancery of the State of Delaware to compel the inspection and copying of these records, and a hearing on the complaint was held on November 10, 2008. We were ordered by the Chancellor to produce certain communications within, between, and among the XOH management, the Special Committee (and its financial and legal advisors), and the Board (and its advisors). We have complied with the court’s order. On February 17, 2009, R2 sent a letter to us requesting under Section 220 of Delaware Law an opportunity to inspect and copy our records related to ACF Holding’s agreement to extend the date on which we would be required to redeem the shares of our Class A preferred stock held by ACF Holding from January 15, 2010 to a date no later than April 15, 2010. We have agreed to release to R2 relevant board minutes.

Cash Flow

As of December 31, 2008, our balance of cash and cash equivalents was $256.7 million, an increase of $148.7 million from December 31, 2007. The primary reason for this increase was the net proceeds received from the issuance of Class B convertible preferred stock and Class C perpetual preferred stock. We continued to focus on enhancing our next generation IP-based network and customer driven success-based capital to grow revenue. Cash outflow for strategic, growth-related investments during 2008 exceeded cash inflow from operations during the same period. We expect our growth-related investment in network and services will continue to outpace our cash inflows from operations during 2009.

The following table summarizes the components of our cash flows for the years ended December 31 (in thousands):

	2008	2007	2006

Cash provided by operating activities	$71,614	$139,534	$97,657
Cash used in investing activities	$(293,596)	$(193,062)	$(103,455)
Cash provided by (used in) financing activities	$370,654	$(6,960)	$(2,477)

Operating Activities.  The $67.9 million decrease from 2007 to 2008 in cash provided by operating activities primarily resulted from decreased cash resulting from changes in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in accounts receivable, other assets and accrued liabilities. The increase in cash used for accounts receivable mainly resulted from increased revenue as well as the impact of significant collections in 2007 of customer receivables previously reserved. This cash flow benefit was not realized in 2008 as a similar collections effort was not deemed necessary in 2008. The increase in cash used for other assets mainly resulted from the timing of our payroll funding as of December 31, 2008. Specifically, we shifted cash into other assets as of December 31, 2008 as we funded our payroll account; however, our liability was not settled until January 2009. The increase in cash used for operating activities from accrued liabilities principally resulted from timing of payments.

Cash provided by operating activities increased $41.9 million for 2007 compared to 2006 primarily due to improvements to our working capital. Specifically, our accounts receivable decreased between 2006 and 2007 because we introduced several initiatives which resulted in strong customer collection efforts which reduced the number of accounts receivable write-offs during the current year and an increase of our accrued liabilities primarily due to timing.

Investing Activities.  The $100.5 million increase in cash used in investing activities primarily resulted from the purchase of $137.2 million of marketable securities, offset partially by the $35.9 million increase in investment recoveries. In 2008, we received $57.4 million from the settlement related to Allegiance debt securities, while in 2007 we received $21.5 million from a settlement related to Global Crossing debt securities. Investment in capital expenditures remained relatively consistent from the prior year at $217.0 million for 2008. We continued to focus on investment in our technology infrastructure, operations, and other areas of our business to lay the foundation for a long term strategic plan, which seeks to improve operational efficiency, accelerate revenue growth and significantly shift our revenue mix.

For 2007, cash used in investing activities increased primarily due to a $96.3 million increase in capital expenditures compared to 2006. The number and size of strategic, growth-related capital projects we incurred during 2007 increased substantially compared to 2006. As part of our plans to grow our business, during 2007 we increased the investments in our (i) long-haul fiber optic network; (ii) customer driven collocation sites, (iii) Ethernet and IP-based services and (iv) wireless network. The increase in our strategically based capital spending during 2007 was partially offset by $21.5 million of cash received related to certain distributions and settlement payments associated with our holding of Global Crossing debt securities compared to $12.7 million received during 2006.

We expect that our capital expenditures for 2009 will be between $210.0 million and $240.0 million. Without these expenditures, we believe it would be difficult to continue to effectively compete against the ever increasing pressures from the ILECs as well as wireless and cable providers.

Financing Activities.  For 2008, cash provided by financing activities increased substantially due to proceeds from the sale of preferred stock in July 2008, totaling $329.2 million and the $75.0 million proceeds from the Promissory Note in March 2008. During 2008 our Credit Facility and Promissory Note were repaid in full by the issuance of the Class B convertible preferred stock in a non-cash transaction and a cash payment of $22.3 million.

For 2007, our payments on capital leases increased $4.5 million over payments during 2006 due to new capital leases for Ethernet and IP-based network equipment as part of the expansion of our IP network. As permitted under the terms of the Credit Facility, no payments of principal were made during 2007 or 2006.

Capital Requirements.  Our capital requirements in 2009 include investments necessary to support revenue growth and infrastructure to continue to provide our customers with the highest levels of service, quality and performance. Our 2009 operating plan includes capital expenditure amounts for continued investment in, and enhancement of, our (i) metro and long-haul fiber optic network (ii) new markets (iii) Ethernet and IP-based services and (iv) wireless network; as well as to support our transformation initiative.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 (in millions):

		Less			More than
	Total	than 1 year	1-3 Years	3-5 Years	5 years

Capital lease obligations	$31.1	$7.8	$11.0	$3.0	$9.3
Operating lease obligations	322.7	62.6	108.1	84.8	67.2
Purchase obligations[1]	333.9	95.5	114.4	69.7	54.3
Redemption of Class A convertible preferred stock	276.7	—	276.7	—	—

Total contractual obligations	$964.4	$165.9	$510.2	$157.5	$130.8

[1]	Includes various contractual obligations with other telecommunications service providers associated with maintenance costs, software licenses and use fees to enable us to provide high quality telecommunications services to our customers under the most cost efficient rates.

Off-Balance Sheet Arrangements

We are not currently engaged in the use of off-balance sheet derivative financial instruments to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP was issued to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS 141R, Business Combinations. FSP 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. Except for disclosure requirements, FSP 142-3 can only be applied prospectively to intangible assets acquired after the effective date. We do not believe the adoption of FSP 142-3 will have a material impact on our financial position or results of operations.

In June 2008, the FASB ratified the consensus on EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 provides a framework for evaluating the terms of a particular instrument to determine whether such instrument is considered a derivative financial instrument. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings as of the date of adoption. Future changes in the fair value of any identified derivative financial instrument will be recognized as a component of earnings (loss). We are currently evaluating the impact EITF 07-5 will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During 2008, all of our long-term debt and accrued interest was retired in connection with the issuance and sale of shares from a new series of Class B convertible preferred stock and a new series of Class C perpetual preferred stock. Therefore, as of December 31, 2008 we are no longer subject to interest rate risk on long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
XO Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of XO Holdings, Inc., and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule of valuation and qualifying accounts for the three-year period ended December 31, 2008. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XO Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, XO Holdings, Inc. adopted Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XO Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 16, 2009

XO Holdings, Inc.

Consolidated Balance Sheets
(in thousands, except for share and per share data)

	December 31,	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$256,747	$108,075
Marketable securities	117,148	885
Accounts receivable, net of allowance for doubtful accounts of $9,727 and $10,116, respectively	152,622	131,705
Prepaid expenses and other current assets	41,200	30,928

Total current assets	567,717	271,593
Property and equipment, net	724,404	720,396
Intangible assets, net	53,515	53,515
Other assets	30,348	44,622

Total Assets	$1,375,984	$1,090,126

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$93,547	$106,488
Accrued liabilities	221,356	253,003

Total current liabilities	314,903	359,491
Long-term debt and accrued interest payable to related parties	—	377,213
Deferred revenue, less current portion	29,715	17,168
Other liabilities	55,215	57,630

Total Liabilities	399,833	811,502
Class A convertible preferred stock	259,948	244,811
Class B convertible preferred stock	573,795	—
Class C perpetual preferred stock	200,877	—
Commitments and contingencies
Stockholders’ (Deficit) Equity
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized; 4,000,000 shares of Class A convertible preferred stock issued and outstanding; 555,000 shares of Class B convertible preferred stock issued and outstanding on December 31, 2008 and none issued as of December 31, 2007; 225,000 shares of Class C perpetual preferred stock issued and outstanding on December 31, 2008 and none issued as of December 31, 2007	—	—
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000,000 shares authorized; 182,075,035 shares issued and outstanding	941,270	953,427
Accumulated other comprehensive loss	(4,844)	—
Accumulated deficit	(994,895)	(919,614)

Total Stockholders’ (Deficit) Equity	(58,469)	33,813

Total Liabilities, Redeemable Preferred Stock and Stockholders’ (Deficit) Equity	$1,375,984	$1,090,126

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Operations
(in thousands, except for share and per share data)

	Years Ended December 31,
	2008	2007	2006

Revenue	$1,477,610	$1,428,665	$1,416,843
Cost and expenses
Cost of service (exclusive of depreciation and amortization)	871,445	815,012	825,178
Selling, general and administrative	497,616	508,901	500,602
Depreciation and amortization	189,228	206,953	201,222
Loss on write-down of assets	4,134	7,936	3,538

Total costs and expenses	1,562,423	1,538,802	1,530,540

Loss from operations	(84,813)	(110,137)	(113,697)
Interest income	7,398	8,182	8,691
Other income	257	2,205	—
Investment gain, net	19,187	20,863	5,193
Interest expense, net	(21,322)	(37,681)	(32,077)

Net loss before income taxes	(79,293)	(116,568)	(131,890)
Income tax benefit (expense)	4,012	(787)	—

Net loss	(75,281)	(117,355)	(131,890)
Preferred stock accretion	(41,794)	(14,269)	(13,486)

Net loss allocable to common shareholders	$(117,075)	$(131,624)	$(145,376)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.64)	$(0.72)	$(0.80)

Weighted average shares, basic and diluted	182,075,035	182,048,182	181,970,946

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands, except for share data)

	Common Stock and				Accumulated Other
	Additional Paid-In-Capital		Deferred	Accumulated	Comprehensive
	Shares	Amount	Compensation	Deficit	Income (Loss)	Total

Balance at January 1, 2006	181,933,035	$976,447	$(77)	$(659,889)	$820	$317,301
Cumulative effect of the application of SAB 108 as of January 1, 2006	—	—	—	(10,480)	—	(10,480)

Adjusted Balance at January 1, 2006	181,933,035	976,447	(77)	(670,369)	820	306,821
Stock-based compensation and issuance of common stock through employee benefit plans	68,250	2,510	—	—	—	2,510
Amortization of deferred compensation, net of forfeitures	—	(77)	77	—	—	—
Preferred stock accretion	—	(13,486)	—	—	—	(13,486)
Comprehensive loss:
Net loss	—	—	—	(131,890)	—	(131,890)
Net unrealized holding gains on available-for-sale securities	—	—	—	—	60	60

Total comprehensive loss	—	—	—	(131,890)	60	(131,830)

Balance at December 31, 2006	182,001,285	965,394	—	(802,259)	880	164,015
Stock-based compensation and issuance of common stock through employee benefit plans	73,750	2,302	—	—	—	2,302
Preferred stock accretion	—	(14,269)	—	—	—	(14,269)
Comprehensive loss:
Net loss	—	—	—	(117,355)	—	(117,355)
Net unrealized holding losses on available-for-sale securities	—	—	—	—	(880)	(880)

Total comprehensive loss	—	—	—	(117,355)	(880)	(118,235)

Balance at December 31, 2007	182,075,035	953,427	—	(919,614)	—	33,813
Stock-based compensation	—	1,445	—	—	—	1,445
Issuance of preferred stock under stock purchase agreement	—	28,192	—	—	—	28,192
Preferred stock accretion	—	(41,794)	—	—	—	(41,794)
Comprehensive loss:
Net loss	—	—	—	(75,281)	—	(75,281)
Net unrealized holding losses on available-for-sale securities	—	—	—	—	(4,844)	(4,844)

Total comprehensive loss	—	—	—	(75,281)	(4,844)	(80,125)

Balance at December 31, 2008	182,075,035	$941,270	$—	$(994,895)	$(4,844)	$(58,469)

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES:
Net loss	$(75,281)	$(117,355)	$(131,890)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	189,228	206,953	201,222
Accrued interest converted to long term debt	18,627	40,563	35,537
Provision for doubtful accounts	13,271	18,166	32,607
Stock-based compensation	1,445	1,933	2,169
Gain from investments	(35,928)	(21,518)	(5,156)
Impairment loss on marketable securities	16,519	655	—
Changes in reserve and liability estimates	—	(26,299)	(23,583)
Loss on write-down of assets	4,134	7,936	3,538
Changes in assets and liabilities
Accounts receivable	(34,188)	(3,593)	(26,211)
Other assets	(23,914)	(3,330)	(3,225)
Accounts payable	3,676	(3,997)	(12,476)
Accrued liabilities	(5,975)	39,420	25,125

Net cash provided by operating activities	71,614	139,534	97,657

INVESTING ACTIVITIES:
Capital expenditures	(216,958)	(215,182)	(118,878)
Proceeds from fixed asset sales	2,969	602	2,705
Purchases of available-for-sale investments	(137,178)	—	—
Proceeds from the sale of available-for-sale investments	132	—	—
Proceeds from recovery of investment	57,439	21,518	12,718

Net cash used in investing activities	(293,596)	(193,062)	(103,455)

FINANCING ACTIVITIES:
Proceeds from preferred stock issuance	329,242	—	—
Proceeds from related party note	75,000	—	—
Payments of long-term debt	(22,285)	—	—
Financing costs	(4,741)	—	—
Payments on capital leases	(6,562)	(7,328)	(2,818)
Proceeds from employee stock option exercises	—	368	341

Net cash provided by (used in) financing activities	370,654	(6,960)	(2,477)

Net increase (decrease) in cash and cash equivalents	148,672	(60,488)	(8,275)
Cash and cash equivalents, beginning of period	108,075	168,563	176,838

Cash and cash equivalents, end of period	$256,747	$108,075	$168,563

SUPPLEMENTAL DATA:
Cash paid for interest	$1,466	$1,290	$1,572
Cash paid for income taxes	$951	$4	$—
Accrued capital expenditures and capital leases	$27,773	$44,391	$12,514
Non-cash debt extinguishment through issuance of preferred stock	$450,758	$—	$—
Increase in additional paid in capital related to the issuance of preferred stock	$28,192	$—	$—

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

XO Holdings, Inc. together with its consolidated subsidiaries (“XOH” or the “Company”) is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. XOH operates its business in two reportable segments through two primary operating subsidiaries. XO Communications, LLC operates the Company’s wireline business under the trade name “XO Communications” (“XOC”). Nextlink Wireless, Inc. (“Nextlink”) operates the Company’s wireless business. See Note 17 for further information on the Company’s reportable segments. The Company uses its nationwide IP network, extensive local metropolitan networks and broadband wireless facilities provided through Nextlink to offer a broad portfolio of services. Core services include products using next generation IP technologies and transport services and include data and IP Services and integrated/voice services. Legacy/TDM services are primarily deployed using TDM and circuit switched voice technologies such as voice services and managed IP, data and end-to-end communications solutions. The Company’s Nextlink segment provides a high-speed wireless alternative to local copper and fiber connections via wireless backhaul, network extensions, network redundancy and diversity services.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Consolidation
The Company’s consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

b. Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Significant items subject to such estimates and assumptions include: estimated customer life related to revenue recognition; estimated collection of accounts receivable; accrued balances and disputed amounts payable for cost of service provided by other telecommunication carriers; liability estimates related to loss contingencies, asset retirement obligations and accruals for underutilized space; estimated useful lives and recoverability of long-lived fixed assets and intangible assets; and valuation of preferred stock.

c. Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

d. Marketable Securities
The Company’s marketable securities consist of equity and debt investments in publicly traded companies. The Company classifies its investments as available-for-sale and records such investments at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale marketable securities are excluded from net loss and reported as other comprehensive income, except for unrealized losses determined to be other-than-temporary which are recorded as a component of net investment gain. Any realized gains and losses on the sale of marketable securities are recognized as a component of net investment gain. The cost of investments sold is determined in accordance with the specific identification method.

e. Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Direct costs of constructing property and equipment are capitalized if they extend the useful life or the operating efficiency of the asset, including interest costs related to construction. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any resulting gain or loss is included in the Consolidated Statements of Operations.

Repairs and maintenance are charged to expense when incurred. Depreciation and amortization are calculated for financial reporting purposes using the straight-line method over the estimated useful lives beginning in the month telecommunications networks and acquired bandwidth are substantially complete and available for use, and in the month equipment and furniture are acquired. The estimated useful lives of property and equipment are as follows:

Telecommunications networks and acquired bandwidth	3-20 years
Furniture, fixtures, equipment and other	5-7 years
Leasehold improvements	shorter of estimated useful life or term of the lease

Equipment held under capital leases are stated at the lower of the fair value of the asset or the net present value of the future minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the leased assets or the related lease term.

f. Goodwill and Indefinite Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis or when impairment indicators exist pursuant to Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. For indefinite lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value exceeds its fair value, the carrying value of the asset is reduced to its fair value, resulting in an impairment charge. Goodwill is tested by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the carrying value of the reporting unit exceeds fair value, the second step of the goodwill impairment test is performed to measure the impairment loss, if any. The Company tested its goodwill and indefinite-lived intangible assets at October 1, 2008 and concluded that no impairment charge was required.

g. Long-lived Assets
Long-lived assets include property and equipment and definite-lived intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If impairment indicators exist for a long-lived asset, the undiscounted future cash flows expected to result from the use and eventual disposal of the assets are compared to the carrying value of the asset. This analysis requires management to make subjective assessments of factors including future cash flows, holding periods of assets and capitalization rates. If management’s best estimate of future undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recorded to reduce the asset to its fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending on the nature of the asset. There were no impairments of long-lived assets under SFAS 144 as of December 31, 2008, 2007 or 2006.

h. Fair Value
SFAS 107, Disclosure About Fair Value of Financial Interests, requires disclosure of the fair value information about financial instruments for which it is practical to estimate the value. The carrying amounts for the Company’s financial instruments classified as current assets and liabilities, including accounts receivable and accounts payable, approximate their fair value due to their short maturities. The Company adopted SFAS 157, Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. As of December 31, 2008, the Company held marketable securities that are required to be measured at fair value on a recurring basis. SFAS 157 requires fair value measurement be classified and disclosed in one of three categories: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Pursuant to FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, the effective date of SFAS 157 for certain non-financial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a non-recurring basis has been deferred to fiscal years beginning after November 15, 2008. The Company has adopted the remaining provisions of SFAS 157 effective January 1, 2009. The Company does not expect the impact to be significant on its financial position, results of operations, or cash flows.

i. Asset Retirement Obligations
The Company provides an accrual for estimated costs to remove telecommunications and data center equipment from various leased technical facilities upon termination of the respective lease terms and return facilities to pre-lease condition in accordance with SFAS 143, Accounting for Asset Retirement Obligations. These estimated obligations are calculated based on the expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Changes in expected future cash flows are discounted at the appropriate credit-adjusted risk-free rate.

j. Redeemable Preferred Stock
The Company accretes changes in the recorded value of each class of its preferred stock as they occur and adjusts the carrying value of the security. The accretion is included in net loss allocable to common shareholders in the Company’s consolidated statements of operations and stockholders’ equity.

k. Income Taxes
The Company accounts for income taxes in accordance with the provisions of SFAS 109, Accounting for Income Taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when it is more likely than not that the deferred tax asset balance will not be realized.

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

l. Revenue Recognition
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

Installation Revenue
In accordance with SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, the Company defers revenue related to installation services and other non-recurring charges related to the on-going service and amortizes the revenue on a straight-line basis over the average contracted customer relationship (generally 36 months).

Network Capacity Leases
Up front cash collected from lease of unlit network capacity under indefeasible rights of use is recognized ratably over the contract term.

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

m. Cost of Service
Cost of service includes expenses directly associated with providing telecommunications services to customers, including, among other items, the cost of connecting customers to the Company’s networks via leased facilities, the costs of leasing components of its network facilities and costs paid to third-party providers for interconnect access and transport services. The Company accrues for the expected costs of services received from third-party telecommunications providers during the period the services are rendered. Cost of service also includes network operations, repairs and maintenance, costs necessary to maintain rights-of-way and building access as well as certain other operational department costs. All such costs are expensed as incurred. The Company accrues costs for disputed invoices based on its historical trend of resolutions for similarly disputed items. If the Company ultimately settles a disputed amount which is different than the accrual, it recognizes the difference in the period in which the settlement is finalized as an adjustment to cost of service.

n. Concentrations
The Company’s principal concentration of credit risk is accounts receivable. Accounts receivable are geographically dispersed and include numerous customers in many different industries. As of December 31, 2008 and 2007, there were no individual customers who accounted for more than ten percent of the Company’s total trade receivables.

o. Allowances for Doubtful Accounts
The Company determines its allowances for doubtful accounts and its allowances for sales credits based on specific identification by customer of significant amounts at risk and a general reserve based on the Company’s historical write-off experience. The Company assesses the adequacy of these allowances on a monthly basis by considering all known factors such as aging, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of its customers. Although management believes its allowances are adequate, the Company is not able to predict with certainty the changes in the financial stability of its customers. Allowances for doubtful accounts are recorded as a selling, general and administrative expense, while allowances for sales credits are recorded as a reduction to revenue.

p. Stock-Based Compensation
The Company accounts for stock-based compensation following the guidelines of SFAS 123 (revised 2004), Share-Based Payment, which requires the compensation cost associated with share-based payments to be recognized as expense on a straight-line basis over the requisite service period of a stock option grant. The Company measures compensation expense related to employee stock options based on the fair value of those awards at the grant date using the Black-Scholes-Merton option pricing model. Additionally, the Company estimates forfeitures over the requisite service period. When recognizing compensation expense, these estimates are adjusted to the extent to which actual forfeitures differ, or are expected to materially differ, from such estimates.

q. Advertising
Advertising costs are expensed as incurred and reported as selling, general and administrative expense on the Company’s Consolidated Statements of Operations. Advertising expense was $1.8 million, $0.8 million and $1.2 million for 2008, 2007 and 2006, respectively.

r. Leases
The Company leases facilities for its administrative and sales offices, central switching offices, network nodes and warehouse space. Leases are accounted for under the provisions of SFAS 13, Accounting for Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. For operating leases that contain rent escalations and rent holidays, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between rent paid and straight-line rent as deferred rent on its consolidated balance sheets. Tenant improvement allowances received from the lessor are recorded as a reduction to rent expense on a straight-line basis over the term of the lease.

s. Transaction Based Taxes and Other Surcharges
The Company collects various taxes from its customers including Universal Service Fund charges and sales, use, excise, property, utility and franchise taxes, which are remitted to governmental authorities. The Company uses the indicators in Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, to determine the presentation of taxes that fall within the scope of EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). In transactions where the Company performs as an agent for governmental authorities, taxes collected are reported on a net basis. In transactions where the indicators of gross revenue recognition under EITF 99-19 are met, taxes and surcharges collected are reported in revenue and cost of service on a gross basis. The amount of taxes collected from customers included in revenue and expenses totaled $16.0 million, $17.2 million and $16.5 million during 2008, 2007 and 2006, respectively.

t. Effect of Misstatements on Financial Statements
In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects (up to January 1, 2006) of applying the guidance in SAB 108 (in thousands):

	Period in Which the Misstatement Originated		Adjustment
	Year Ended December 31,		Recorded as of
	2004	2005	January 1, 2006

Accumulated depreciation[1]	$4,301	$6,179	$10,480

Impact on net income[2]	$4,301	$6,179

Retained earnings[3]			$10,480

[1]	The Company applied incorrect useful life estimates to certain leasehold improvement and transport assets acquired from Allegiance Telecom in June 2004. As a result of this error, depreciation expense for 2004 and 2005 was understated by $4.3 million and $6.2 million, respectively. This misstatement was not considered material to the Company’s financial statements for either of the affected years.

[2]	Represents the understatement of net loss for the indicated periods resulting from these misstatements.

[3]	Represents the net reduction to retained earnings recorded as of January 1, 2006 to record the initial application of SAB 108.

u. New Accounting Pronouncements
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 was issued to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS 141R, Business Combinations. FSP 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. Except for disclosure requirements, FSP 142-3 can only be applied prospectively to intangible assets acquired after the effective date. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position or results of operations.

In June 2008, the FASB ratified the consensus on EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 provides a framework for evaluating the terms of a particular instrument to determine whether such instrument is considered a derivative financial instrument. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings as of the date of adoption. Future changes in the fair value of any identified derivative financial instrument will be recognized as a component of earnings (loss). The Company is currently evaluating the impact EITF 07-5 will have on its consolidated financial statements.

v. Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

3.	PRIOR PERIOD ADJUSTMENTS

In the first quarter of 2008, the Company determined that during each year between 2003 and 2006, it had incorrectly recorded certain payments for taxes due to various state and local jurisdictions. In certain cases taxes were overpaid and in other cases taxes were recorded as a reduction in liabilities rather than current expense. The Company concluded that the effects of the errors were not material to any of the affected years and recorded the correction in operating expenses and current assets and liabilities in March 2008. As a result, the Company’s loss from operations and net loss was increased by $4.1 million, or $0.02 per basic and diluted share, for 2008.

In the fourth quarter of 2008, the Company determined that during each period between 2004 and the third quarter of 2008, it had incorrectly calculated the net present value for its Underutilized operating leases. As a result, net loss was understated by $1.7 million and $1.5 million for 2007 and 2006, respectively. The Company’s Underutilized operating lease liability was understated by $8.5 million as of December 31, 2007. The Company concluded that the impact of these adjustments was not material to prior years’ results of operations under the rollover approach. However, under the iron curtain method, the cumulative underutilized lease adjustments were material to the Company’s 2008 consolidated financial statements. Therefore, the

Company recorded the following immaterial corrections in its previously issued financial statements (in thousands, except per share data):

	2007		2006
	Prior	Adjusted	Prior	Adjusted

Underutilized operating lease liability	$20,422	$28,953	$31,030	$37,861
SG&A	$507,200	$508,901	$499,056	$500,602
Net loss	$(115,654)	$(117,355)	$(130,344)	$(131,890)
Accumulated deficit-beginning	$(795,426)	$(802,259)	$(654,602)	$(659,889)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.71)	$(0.72)	$(0.79)	$(0.80)

4.	MARKETABLE SECURITIES

During 2008, the Company purchased $137.2 million of marketable securities for investment purposes. For the debt securities, total 2008 gross unrealized holding gains were $1.8 million and gross unrealized holding losses were $6.7 million. These unrealized gains and losses were recorded on the balance sheet as a separate component of shareholder’s equity. The debt securities have maturities ranging between five and ten years. There were no unrealized gains or losses in 2007 and in 2006 there was a $0.9 million gain in accumulated other comprehensive income.

The following table shows the fair value and gross unrealized loss of our debt securities with an unrealized loss not deemed to be other-than-temporary as of December 31, 2008 (in thousands):

Held Less Than 12 Months
Fair	Unrealized
Value	Loss

$65,786	$6,679

The gross unrealized loss on the Company’s debt securities was not deemed to be other-than-temporarily impaired as of December 31, 2008 primarily due to market interest rate and credit spread movements. Management does not consider these investments to be other-than-temporarily impaired as of December 31, 2008 as the market value of these bonds recovered substantially subsequent to December 31, 2008.

Impairment of marketable securities for other-than-temporary declines in fair market value for 2008 and 2007 was $20.9 million and $0.7 million, respectively. The impairment loss during 2008 comprises an $18.9 million loss on equity securities and a $2.0 million loss on corporate debt securities. The Company did not identify any impairment to marketable securities during 2006.

The Company recognized net investment gains of $19.2 million, $20.9 million, and $5.2 million for 2008, 2007, and 2006, respectively. The 2008 net investment gain primarily comprised a $35.9 million gain from the settlement with ATLT of claims related to our holdings of Allegiance debt securities and a $4.4 million gain from the conversion of a non-publicly traded investment to a publicly traded available-for-sale investment, partially offset by $20.9 million of impairments from other-than-temporary declines in market value of marketable securities. The 2007 net investment gain included $21.5 million related to the settlement agreement associated with the Company’s holding of Global Crossing debt securities, partially offset by a $0.6 million impairment from an other-than-temporary decline in market value. The 2006 investment gain resulted from $5.2 million related to the settlement agreement associated with the Company’s holding of Global Crossing debt securities.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows (in thousands):

Quoted Prices in
Active Markets
(Level 1)

Available-for-sale securities
Equity securities	$10,632
Corporate debt securities	106,516

Total marketable securities	$117,148

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, (in thousands):

	2008	2007

Telecommunications networks and acquired bandwidth	$1,211,894	$1,056,102
Furniture, fixtures, equipment and other	371,561	340,004

	1,583,455	1,396,106
Less: accumulated depreciation	(931,607)	(757,677)

	651,848	638,429
Construction-in-progress, parts and equipment	72,556	81,967

Property and equipment, net	$724,404	$720,396

Telecommunications networks and bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the delivery of telecommunications services. Depreciation expense for 2008, 2007 and 2006 was $189.2 million, $197.0 million and $173.0 million, respectively. Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service. For 2008, 2007 and 2006, certain assets included in parts and equipment were written down to their fair value resulting in losses of $5.6 million, $7.6 million and $2.9 million, respectively. Interest costs for the construction of certain long-lived assets are capitalized. During 2008, 2007 and 2006, the Company capitalized interest on construction costs of $2.4 million, $4.5 million and $5.2 million, respectively.

The useful lives of the Company’s fixed assets are determined based on historical usage with consideration given to technological changes and trends in the industry, which could impact the network architecture and asset utilization. Accordingly, in making this assessment, the Company considers (i) its planned use of the assets, (ii) the views of experts within and outside of the Company, (iii) sources regarding the impact of technological advances and (iv) trends in the industry on the value and useful lives of its network assets. The Company annually evaluates the estimated useful lives used to depreciate its assets. No significant revisions were made as a result of evaluations made in 2008 or 2006. Revisions to the depreciable lives associated with certain fixed asset categories resulted in an increase to depreciation expense, loss from operations and net loss of $13.3 million, or $0.07 per basic and diluted share, in the fourth quarter of 2007.

6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, (in thousands):

	2008	2007

Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	127,560	127,560
Less: accumulated amortization	(127,560)	(127,560)

	—	—
Broadband wireless licenses — indefinite life asset	35,782	35,782
XO Trade name — indefinite life asset	16,662	16,662
Goodwill	1,071	1,071

	$53,515	$53,515

The Company’s definite lived intangible assets were fully amortized as of June 30, 2007. Amortization expense related to definite lived intangible assets was $10.0 million and $23.5 million, respectively, for 2007 and 2006.

Effective October 1, 2006, the Company determined its broadband wireless licenses to be indefinite lived assets and discontinued their periodic amortization. No amortization expense related to broadband wireless licenses was recorded in the statement of operations for 2008 or 2007. Amortization expense related to broadband wireless licenses was $4.7 million for 2006.

7.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following current liabilities as of December 31, (in thousands):

	2008	2007

Accrued compensation	$60,082	$56,996
Deferred revenue	44,744	43,596
Accrued operating taxes	43,469	47,703
Accrued operating expenses	52,784	74,114
Accrued telecommunications costs	4,890	14,368
Underutilized operating lease accruals	8,751	9,721
Asset retirement obligations	463	949
Other accrued liabilities	6,173	5,556

	$221,356	$253,003

8.	UNDERUTILIZED OPERATING LEASES

As of December 31, 2008, the Company had accruals recorded for the expected remaining future net cash outflows associated with the unused or vacated space in a number of leased properties. In addition, the accruals include the remaining impact related to the fair value determination of leases which existed at the time of the Company’s emergence from bankruptcy on January 16, 2003. As of December 31, 2008, the remaining liability was $23.6 million, of which $14.9 million represents a non-current liability reported in other long-term liabilities in the Company’s consolidated balance sheet. The long-term liability is expected to be paid over the remaining lease terms, which expire periodically through 2019. As further discussed in Note 3, the Company corrected an immaterial error related to this liability. The balance at January 1, 2006 of $37.3 million, as previously reported, was adjusted by $5.3 million, resulting in a balance of $42.6 million at January 1, 2006.

The following table illustrates the activity in underutilized operating lease accruals (in thousands):

Balance as of January 1, 2006	$42,626
Usage, net	(10,827)
Accretion	4,308
Estimate revisions	1,754

Balance as of December 31, 2006	37,861
Usage, net	(8,990)
Accretion	2,728
Estimate revisions	(2,646)

Balance as of December 31, 2007	28,953
Usage, net	(7,275)
Accretion	2,499
Estimate revisions	(566)

Balance as of December 31, 2008	$23,611

9.	ASSET RETIREMENT OBLIGATIONS

The Company has various agreements in which it leases conduit space and pole attachment rights from governmental entities, public utilities, and other telecommunications service providers for its fiber. Additionally, the Company has its telecommunications and data center equipment in various leased technical facilities. In many cases, the Company has contractual obligations to remove this equipment at the end of the lease. Accordingly, the Company has recorded a liability and an asset for the present value of the estimated future capital expenditures associated with the related asset retirement obligations (“ARO”). As of December 31, 2008, $7.7 million of the liability was classified as non-current and reported in the Company’s consolidated Balance Sheet as Other long-term liabilities. The leases with AROs expire periodically through 2019. The following table summarizes the activity in the ARO liability (in thousands):

Balance as of January 1, 2007	$5,129
Additions	69
Accretion	409

Balance as of December 31, 2007	5,607
Additions	1,231
Estimate revisions	851
Accretion	503

Balance as of December 31, 2008	$8,192

10.	LONG-TERM DEBT TO RELATED PARTIES

During 2008, all of the Company’s long-term debt and accrued interest was retired in connection with the issuance and sale of shares from a new series of 7% Class B convertible preferred stock. The Class B convertible preferred stock was acquired by Arnos Corp., Barberry Corp., High River Limited Partnership and ACF Industries Holding Corp. (together, the “Purchasers”). The Purchasers are affiliates of the Chairman of the Company’s Board of Directors and the Company’s majority stockholder (the “Chairman”). For additional details regarding the issuance of the Class B convertible preferred stock, see Note 11.

A portion of the purchase price for the Company’s Class B convertible preferred stock was paid through the delivery to the Company for retirement of all of the Purchasers’ right, title and interest in the Company’s senior indebtedness in the principal amount (together with accrued interest) of $450.8 million. This amount represents all indebtedness held by the Purchasers and their affiliates of $372.5 million under the Company’s

Credit Facility and $78.3 million for the Promissory Note. The remainder of the purchase price for the Class B convertible preferred stock was paid in cash. The Company used $22.3 million of the proceeds from the sale of the Class B convertible preferred stock and the 9.5% Class C perpetual preferred stock to retire in full the remainder of the Company’s indebtedness (together with accrued interest) under its Credit Facility, none of which was owed to the Chairman or affiliates of the Chairman.

At December 31, 2007, long-term debt consisted of $373.5 million in principal associated with the Credit Facility and $3.7 million of accrued interest. At December 31, 2007, the annualized weighted average interest rate applicable to outstanding borrowings under the Credit Facility was 11.9%. The security for the Credit Facility consisted of all assets of XOH including the stock of its direct and indirect subsidiaries and substantially all the assets of those subsidiaries.

11.	REDEEMABLE PREFERRED STOCK

Issuance of Class A Convertible Preferred Stock
On August 6, 2004, the Company completed a private placement of 4.0 million shares of its 6% Class A convertible preferred stock (the “Preferred Stock Offering”) for net proceeds of $199.4 million. Affiliates of the Company’s Chairman purchased 95% of the preferred shares sold in the Preferred Stock Offering, and an affiliate of Amalgamated Gadget, L.P., holder of approximately eight percent of the Company’s outstanding common stock, purchased the remaining five percent.

The Preferred Stock Offering was reviewed and approved by a special committee of the Company’s Board of Directors consisting of three independent directors, Messrs. Dell, Gradin and Knauss. The special committee selected its own counsel and financial advisor. The financial advisor advised the special committee that, subject to specified qualifications, assumptions and limitations, the material terms of the Class A convertible preferred stock (“Class A preferred stock”) were fair to the Company, from a financial point of view, at the time of issuance.

The Class A preferred stock ranks senior to the Company’s common stock. Holders of the Class A preferred stock are not entitled to receive annual dividends; however, both the conversion ratio and the voting power of each share of Class A preferred stock will be automatically increased as the liquidation preference increases at the rate of 1.5% each quarter through the maturity date, January 15, 2010. The terms of the Class A preferred stock provide that the Company redeem for cash the then outstanding shares of Class A preferred stock on the maturity date at 100% of their aggregate liquidation preference, including compounded accretion through that date, unless earlier redeemed or converted into common stock. If all of the shares of Class A preferred stock were to remain outstanding on the maturity date, and assuming the accretion of all the required increases to the liquidation preference thereof, holders of the Class A preferred stock would be entitled to convert their stock into 59,886,740 shares of common stock and would have an aggregate liquidation preference of $276.7 million. The shares of Class A preferred stock are convertible into common stock based on a share price of $4.62, a premium of approximately 20.0% above the trading price of the common stock on the closing date of the Preferred Stock Offering. The Company may also, at its sole option, redeem the Class A preferred stock at any time after August 5, 2007 if the average market price of the Company’s common stock for the 20 days prior to such redemption is equal to or greater than 250% of the conversion price of the Class A preferred stock. Each holder of the Class A preferred stock is entitled to one vote for each share of common stock issuable upon the conversion of the shares of Class A preferred stock as of the record date for such stockholders vote. Holders of Class A preferred stock shall vote together with the holders of common stock as a single class. The holders of Class A preferred stock also have anti-dilution protection in the event that the Company issues shares of common stock at a price below the then-prevailing market price of the Company’s common stock.

On April 28, 2006, affiliates of the Chairman sold in a private sale to “qualified institutional buyers” an aggregate of 1,725,000 Class A preferred shares. On August 13, 2008, affiliates of the Chairman purchased 521,549 Class A preferred shares. As of December 31, 2008 all holders of Class A preferred stock were entitled to convert into 56,288,161 shares of common stock and the liquidation and redemption value of the Class A preferred stock was $260.1 million.

Extension of Date for Redemption of Certain Shares of Class A Preferred Stock
On February 5, 2009 ACF Holding, an affiliate of the Chairman, agreed to extend the date on which the Company would be required to redeem the shares of its Class A preferred stock held by ACF Holding from January 15, 2010 to a date no later than April 15, 2010. ACF Holding is the record holder of 3,096,549 shares of Class A preferred stock (the “ACF Holding Shares”) which represent 77.4% of the outstanding shares of the Class A preferred stock. Other than continued accretion of the liquidation preference until the ACF Holding Shares are redeemed by the Company, the extension creates no additional financial obligations on the part of the Company. The extension will not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares.

Issuance of Class B Convertible Preferred Stock and Class C Perpetual Preferred Stock
On July 25, 2008, the Company issued $780.0 million of preferred shares through two new series of preferred stock to affiliates of the Chairman in order to retire all outstanding debt, fund growth initiatives and provide ongoing working capital for its business and pursue additional opportunities which create value for our shareholders. Pursuant to a Stock Purchase Agreement entered into between the Company and the Purchasers, on July 25, 2008 (the “Issue Date”), the Purchasers bought 555,000 shares of the Company’s Class B convertible preferred stock and 225,000 shares of the Company’s Class C perpetual preferred stock. Both the Class B convertible preferred stock and the Class C perpetual preferred stock were issued with an initial liquidation preference of $1,000 per share.

The Stock Purchase Agreement contains a provision in which the Purchasers agree that neither they, nor any of their affiliates, will, directly or indirectly, consummate any transaction (including the conversion of the Class B convertible preferred stock or the Class A preferred stock into common stock, the exercise of warrants or options to purchase common stock of XOH, or a merger pursuant to Section 253 of the Delaware General Corporation Law (“Delaware Law”)), if as a result of such transaction, the Purchasers or their affiliates would own at least 90% of the outstanding shares of each class of the Company’s capital stock, of which class there are outstanding shares, that absent the provisions of Section 253 of Delaware Law, would be entitled to vote on a merger of XOH with or into such Purchaser or affiliate under Delaware Law, except solely as a result of (i) a tender offer for all of the outstanding shares of common stock by the Purchasers or their affiliates wherein a majority of the outstanding shares of common stock not held by such Purchasers or their affiliates are tendered or (ii) a merger or acquisition transaction by the Purchasers or their affiliates that has been approved by a special committee of XOH’s board of directors comprising disinterested directors in respect of such merger or acquisition wherein the Purchasers or their affiliates acquire all of XOH’s outstanding common stock.

The terms of the Stock Purchase Agreement were negotiated on behalf of the Company by a Special Committee of the Board of Directors of the Company (the “Special Committee”) that was established on September 28, 2007 to assist the Company in evaluating financing and other strategic alternatives.

Terms of Class B Convertible Preferred Stock
The Class B convertible preferred stock, with respect to rights to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Company, will rank on a parity with the Class C perpetual preferred stock and senior to the common stock, the Class A preferred stock and each other class of the Company’s capital stock outstanding or thereafter established by the Company the terms of which do not expressly provide that it ranks senior to, or on a parity with, the Class B convertible preferred stock. Dividends on the Class B convertible preferred stock will accrete on a quarterly basis at a rate of 1.75% of the liquidation preference, which is initially $1,000 per share, (the “Dividend Payment”), thus increasing the liquidation preference of the shares, unless paid in cash at the option of the Board of Directors of the Company.

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

The Class B convertible preferred stock is redeemable, at any time, in whole or in part, at the option of the Company, at a cash redemption price equal to 100% of the liquidation preference per share as of the redemption date; provided, however, that (i) during the period commencing on the Issue Date through the later (the later of such periods set forth in clauses (a) and (b), the “Restricted Period”) of (a) the first anniversary of the Issue Date (the “Initial Period”) and (b) in the event that during the last 90 days of the Initial Period the Company enters into an agreement pursuant to which the Company will merge with or into another entity, or sell all or substantially all of its assets to another entity, or similar transaction (a “Sale Transaction”), 90 days after the Company enters into such agreement (the “Extended Period”), the shares of Class B convertible preferred stock shall only be redeemable in connection with (and contingent upon) a sale transaction that is consummated during such period. During the period commencing immediately following the Restricted Period and ending July 25, 2013, the shares of Class B convertible preferred stock shall be redeemable only if the price of the Company’s common stock equals or exceeds 250% of the conversion price in effect at such time for 20 trading days in any period of any 30 consecutive trading days ended prior to the date of the applicable redemption notice. If any shares to be so redeemed are held by affiliates of the Company, the redemption of such shares held by affiliates shall require the approval of a special committee of the Board of Directors comprised of disinterested directors in respect of such affiliates.

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

Each issued and outstanding share of Class B convertible preferred stock will be entitled to the number of votes equal to the number of shares of common stock into which each such share of Class B convertible preferred stock is convertible (as adjusted from time to time) with respect to any and all matters presented to the stockholders of the Company for their action or consideration and as otherwise required by Delaware Law. Except as provided by law, the holders of shares of Class B convertible preferred stock will vote as a single class together with the holders of common stock and all other shares of the Company which are granted rights to vote.

As of December 31, 2008 the holders of the Class B convertible preferred stock were entitled to 381,452,836 shares of common stock with a liquidation and redemption value of $572.2 million, consisting of the face value and accreted dividends.

Terms of Class C Perpetual Preferred Stock
The Class C perpetual preferred stock, with respect to rights to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Company, will rank on a parity with the Class B convertible preferred stock and senior to the common stock, the Class A preferred stock and each other class of the Company’s capital stock outstanding or thereafter established by the Company the terms of which do not expressly provide that it ranks senior to, or on a parity with, the Class C perpetual preferred stock. Dividends on the Class C perpetual preferred stock will accrete on a quarterly basis at a rate of 2.375% of the liquidation preference, which is initially $1,000 per share, (the “Dividend Payment”), thus increasing the liquidation preference of the shares, unless paid in cash at the option of the Board of Directors of the Company, otherwise the liquidation preference will be adjusted and increased by an amount equal to the Dividend Payment per share that is not paid in cash to the holders on such date.

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

Each issued and outstanding share of Class C perpetual preferred stock will be entitled to the number of votes equal to quotient obtained by dividing the liquidation preference by the conversion price for the Class B convertible preferred stock, each as in effect on such date (as adjusted from time to time and without regard to whether any shares of the Class B convertible preferred stock remain outstanding), with respect to any and all matters presented to the stockholders of the Company for their action or consideration and as otherwise required by Delaware Law. Except as provided by law, holders of shares of Class C perpetual preferred stock will vote as a single class together with the holders of common stock and all other shares of the Company which are granted rights to vote.

As of December 31, 2008 the redemption value of the Class C perpetual preferred stock was $234.5 million, consisting of the face value and accreted dividends.

Initial Recognition
The Company has classified the Class B convertible preferred stock and Class C perpetual preferred stock outside of permanent equity in accordance with Accounting Series Release 268, Presentation in Financial Statements of “Redeemable Preferred Stocks”, as they are redeemable upon an event that is not solely within the control of the Company. As such, the Class B convertible preferred stock and Class C perpetual preferred stock were initially measured at their fair value in accordance with EITF D-98, Classification and Measurement of Redeemable Securities, less issuance costs. The Company is charging the accretion of the Preferred Stock dividends to Net loss allocable to common shareholders, and increasing the values recorded of the Class B convertible preferred stock and Class C perpetual preferred stock by the amount of such dividend accretions.

The fair value of the Class B convertible preferred stock and the Class C perpetual preferred stock on their date of issuance was less than the amounts of indebtedness extinguished and cash received by $28.2 million, net of issuance costs. The Company recorded the difference as an increase in additional paid in capital. The initial fair values of the Class B convertible preferred stock and Class C perpetual preferred stock are currently not being adjusted to their full redemption amounts (which would otherwise include the accretion of $30.5 million) as the Company currently does not believe it is probable that these instruments will be redeemed by their holders. As noted above, redemption at the option of the holders is only permitted when a change of control event occurs. No such event has occurred, and based upon the facts and circumstances known to the Company, the Company believes that such an event is not probable of occurring in the foreseeable future.

12.	STOCKHOLDERS’ EQUITY

Warrants
XOH has warrants outstanding which allow the holders to purchase up to an additional 23.7 million shares of the Company’s common stock. The warrants consist of:

•	Series A warrants to purchase 9.5 million shares of the Company’s common stock at an exercise price of $6.25 per share;

•	Series B warrants to purchase 7.1 million shares of the Company’s common stock at an exercise price of $7.50 per share; and

•	Series C warrants to purchase 7.1 million shares of the Company’s common stock at an exercise price of $10.00 per share.

The warrants were valued at issuance at $44.9 million using the Black-Scholes-Merton pricing model. The warrants will expire on January 16, 2010, which is seven years after the date of issuance. The exercise price applicable to each respective series of warrants is subject to adjustment in certain circumstances.

Universal Shelf Registration Statement
On January 18, 2008, the Company’s Universal Shelf Registration Statement on Form S-3 (SEC File No. 333-147643) became effective. The Registration Statement registers up to $900 million of the Company’s common stock, preferred stock, rights to purchase common stock, depositary receipts, warrants, debt securities, guarantees of debt securities or units that the Company or its subsidiaries may offer from time to time. The registration statement identifies certain of XOH’s direct or indirect wholly owned subsidiaries as potential guarantors of the debt securities that may be issued pursuant to the registration statement. The Company’s financial statements do not include separate financial statements for any of these subsidiaries because the subsidiaries do not have any independent assets or operations, any such guarantees are full and unconditional and joint and several, and XOH’s only subsidiaries that are not named in the registration statement are considered to be minor.

Earnings (Loss) Per Share
Net loss per common share, basic is computed by dividing net loss allocable to common shareholders by the weighted average common shares outstanding during the period. Earnings per common share, diluted is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options, warrants and preferred stock. In all periods, the assumed common stock equivalents for stock options, warrants, and preferred stock are anti-dilutive, and are therefore excluded from the calculation of diluted weighted average shares.

The table below details the anti-dilutive items that were excluded in the computation of net loss per common share, diluted for the years ended December 31, (in millions):

	2008	2007	2006

Stock options	9.0	9.6	9.8
Warrants	23.7	23.7	23.7
Class A preferred stock	56.3	53.0	50.0
Class B convertible preferred stock	381.5	—	—

13.	SHARE-BASED COMPENSATION

Stock Incentive Plans
The XO Communications, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) was initially adopted in January 2003. Under the 2002 Plan, the Company is authorized to issue awards for up to 17.6 million shares of its common stock in the form of restricted stock or options to purchase stock. The 2002 Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the discretionary authority to determine all matters relating to awards of stock options and restricted stock, including the selection of eligible participants, the number of shares of common stock to be subject to each option or restricted stock award, the exercise price of each option, vesting, and all other terms and conditions of awards. Generally, the awards vest ratably over periods ranging from two to four years and in most cases the exercise price is greater than or equal to the market price of the stock on the date of grant. Unless the Compensation Committee designates otherwise, all options expire on the earlier of (i) ten years after the date of grant, (ii) twelve months after termination of employment with the Company due to death or complete and permanent disability, (iii) immediately upon termination of employment by the Company for cause, or (iv) three months after termination of employment by the employee or by the Company for other than cause.

In June 2003, the Compensation Committee of XO Inc.’s Board of Directors approved the adoption of the 2003 Employee Retention and Incentive Plan (the “Retention Plan”) which is a component of the 2002 Plan. The Retention Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees based on the attainment of certain performance goals. As of December 31, 2008, the Company had outstanding fully vested options to purchase an aggregate of 57,865 shares of Company common stock pursuant to the Retention Plan. The exercise price for all options issued and outstanding under the Retention Plan is $5.84 per share. No further grants under the Retention Plan are permitted.

In June 2003, XO Inc. adopted the 2003 Annual Bonus Plan (the “Bonus Plan”), which is also a component of the 2002 Plan. The Bonus Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees who were ineligible to participate in the Retention Plan. The payment of bonuses and the issuance of options under the Bonus Plan were contingent upon the same performance targets contained in the Retention Plan. As of December 31, 2008, there were outstanding options to purchase 19,057 shares of Company common stock under the Bonus Plan. The exercise price for all options issued and outstanding under the Bonus Plan is $6.53 per share. No further grants under the Bonus Plan are permitted.

Stock Options
A summary of stock option activity as of December 31, 2008 and changes during the year then ended is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining
	Shares	Exercise Price	Contractual Term

Outstanding at December 31, 2007	9,633,745	$5.07	6.2 years
Granted	455,500	$5.00
Forfeited	(159,530)	$5.08
Expired	(907,041)	$5.18

Outstanding at December 31, 2008	9,022,674	$5.05	5.4 years

Exercisable at December 31, 2008	7,603,674	$5.05	4.9 years
Expected to vest at December 31, 2008	1,250,139	$5.04	8.1 years
Available for future issuance at December 31, 2008	6,594,778

The aggregate intrinsic value is calculated as the difference between the exercise price and market value of the underlying common stock as of December 31, 2008. However, no options were “in-the-money” as of December 31, 2008. Thus, the options have no intrinsic value at December 31, 2008. The total intrinsic value of options exercised during 2008, 2007 and 2006 was insignificant. The range of exercise prices for stock options outstanding as of December 31, 2008, 2007 and 2006 was between $4.80 and $7.05 per share for each respective period.

The weighted average grant-date fair value of options granted during 2008, 2007 and 2006 was $0.42, $2.76 and $2.89, respectively. The cash received and the related income tax benefits from the exercise of share options for 2008, 2007 and 2006 were not significant for each respective year. Stock compensation expense related to stock option awards was $1.4 million, $1.9 million and $2.2 million for 2008, 2007 and 2006, respectively.

Fair Value Determination
The total fair value of vested shares as of December 31, 2008 was $20.1 million. The Black-Scholes-Merton model uses the assumptions noted in the table below to compute a fair value of each option grant.

	2008	2007	2006

Weighted average grant date price per share of Company stock	$1.32	$4.55	$4.56
Weighted average exercise price	$5.00	$5.00	$5.10
Range of expected volatility	61.98-69.74%	60.00-63.09%	63.89-65.26%
Range of risk free interest rate	2.57-3.30%	4.42-5.06%	4.48-5.04%
Dividend yield	—	—	—
Expected term (in years)	6.25	6.25	6.25

The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price since emergence from Chapter 11 Bankruptcy in January 2003. The Company is still in the process of gathering enough historical data to prepare an estimate of the expected term of its option grants. Therefore, the expected term was calculated based upon the simplified method for estimating expected terms as allowed under SAB 107. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future.

Unrecognized Compensation
As of December 31, 2008 there was $1.6 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

14.	EMPLOYEE SAVINGS AND RETIREMENT PLAN

At December 31, 2008, the Company has a defined contribution plan, generally covering all full time employees in the United States. The Company provides a match to all eligible employees based on certain plan provisions and the discretion of the Board of Directors. The Company matches 50 percent of employee contributions up to five percent of the participant’s compensation. Company contributions, net of forfeitures, were $6.0 million, $4.7 million and $4.5 million during 2008, 2007 and 2006, respectively.

15.	INCOME TAXES

The Company maintained a valuation allowance against its deferred tax assets of $1.149 billion and $1.136 billion as of December 31, 2008 and 2007, respectively, to reduce its deferred tax assets to the amounts likely to be realized. The increase in the valuation allowance of $13.5 million from December 31, 2007 to December 31, 2008 was due to an increase in deferred tax assets resulting from an $85.3 million increase to net operating loss and capital loss carry forwards, which is net of $14.6 million in expired state net operating losses, offset by a $62.5 million decrease in property and equipment and a $9.3 million decrease in the provisions not currently deductible asset. Components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Provisions not currently deductible	$69,266	$78,526
Property, equipment and other long-term assets (net)	404,853	467,400
Net operating loss and capital loss carry forwards	675,836	590,527

Total deferred tax assets	1,149,955	1,136,453
Valuation allowance	(1,149,955)	(1,136,453)

Net deferred tax assets	—	—

Deferred tax liabilities:
Other identifiable intangibles	(6,498)	(6,498)

Total deferred tax liabilities	(6,498)	(6,498)

Net deferred tax liability	$(6,498)	$(6,498)

As of December 31, 2008, for federal income tax purposes, the Company had net operating loss carryforwards of $3.5 billion, of which $1.1 billion related to the acquisition of a business. The acquired net operating loss carryforwards expire between 2019 and 2023. The remaining net operating loss carryforwards expire between 2022 and 2028. Utilization of the Company’s net operating loss carryforwards is limited under the ownership change rules of the U.S. Internal Revenue Code. Due to these limitations, the Company reduced its deferred tax assets related to net operating loss carryforwards. Accordingly, net operating losses for financial statement purposes have been reduced below the amount available for federal income tax purposes.

For the period January 2003 through January 2004, the Company was a member of an affiliated group of corporations which filed a consolidated return with Starfire Holding Corporation (“Starfire”), the parent entity of an affiliated group of corporations controlled by Mr. Carl Icahn. In January 2004, the Company deconsolidated from Starfire and under a tax allocation agreement, Starfire was required to reimburse the Company each year going forward for the excess of the Company’s actual income taxes over the income taxes the Company would have owed if net operating losses or other tax attributes used in prior periods by the Starfire affiliated group were still available to the Company. The Company entered into a new tax allocation agreement with Starfire on July 25, 2008. See discussion below. The Company’s net operating loss carryforward has been reduced by the amount used by Starfire in 2003 and 2004. No amount has been recorded for potential reimbursement from Starfire under the previous tax allocation agreement. The Company’s rights to reimbursement from Starfire under the previous tax allocation agreement are preserved under the new tax allocation agreement.

Income tax (benefit) expense is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current income tax (benefit) expense:
State	$(4,013)	$1,116	$—
Foreign	1	4	—

Total current income tax (benefit) expense	(4,012)	1,120	—

Deferred income tax benefit State	—	(333)	—

Total deferred income tax benefit	—	(333)	—

Total income tax (benefit) expense	$(4,012)	$787	$—

Reconciliation of the U.S. federal and state tax rate to the Company’s effective income tax rate:

	2008	2007	2006

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0	4.0	5.0
Reduction of state deferred tax assets	—	(31.7)	—
Other	(0.6)	0.5	—

Subtotal	38.4	7.8	40.0
Valuation allowance for deferred tax assets	(33.3)	(8.5)	(40.0)

Effective income tax rate	5.1%	(0.7)%	0.0%

Current income tax benefit for the year ended December 31, 2008 consists of the reversal of certain state accrued liabilities upon the (1) closing of the 2003 and 2004 short year ended January 16, 2004 Federal audit and (2) the expiration of the state statute of limitations related to the short year return ended December 31, 2004, partially offset by the Texas Gross Margin Tax, Michigan Gross Receipts Tax and interest on certain state income tax positions.

Reconciliation of Unrecognized Tax Benefits (in thousands)

Gross unrecognized tax benefits at January 1, 2008	$469,874
Gross amount of increases and decreases from tax positions — prior period	(42,713)
Decreases resulting from expiration of statutes of limitation	(3,863)

Gross unrecognized tax benefits at December 31, 2008	$423,298

As of December 31, 2008, $1.2 million of the Company’s unrecognized tax benefits would, if recognized, affect the effective tax rate and entirely relates to state income taxes. The remainder of the unrecognized tax benefits, if recognized, would result in an increase in the Company’s valuation allowance.

Interest and Penalties
The table below sets forth accrued interest (in thousands):

Accrued interest as of January 1, 2008	$1,430
Reversal of accrued interest	(1,115)

Accrued interest as of December 31, 2008	$315

There were no accrued income tax penalties reported in the Company’s balance sheets as of December 31, 2008 or December 31, 2007. No income tax penalties were recorded in the Company’s Statements of operations for 2008, 2007 or 2006.

Possible Changes in Unrecognized Tax Benefits
For tax years 2003 and 2004, the Company accrued state income taxes for jurisdictions which may disallow certain intercompany deductions and basis adjustments arising out of the Company’s January 2003 emergence from bankruptcy. The statute of limitations (for those states with a three year statute) for 2003 and the 2004 short tax years ended January 16, 2004 and December 31, 2004 closed during 2008. The statutes of limitations for those states having a statute greater than three years remain open. Expiration of the remaining state statute of limitations would result in a decrease in the accrued liability of up to $1.2 million.

Open Tax Years
The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including California, New Jersey, Texas, and Virginia remain open for the tax years 2005 through 2008. The IRS audit of the Company’s 2003 and short tax year ended January 16, 2004 federal income tax returns were completed in 2008.

Tax Allocation Agreement
In connection with the Stock Purchase Agreement previously described in Note 11, the Company entered into a Tax Allocation Agreement, dated July 25, 2008 (the “Tax Allocation Agreement”), with Starfire, an affiliate of the Chairman. The Tax Allocation Agreement generally governs Starfire’s and the Company’s rights and obligations with respect to consolidated and combined federal and state income tax returns filed by Starfire and its subsidiaries, should the election by Starfire be made to file such consolidated and combined returns. The Tax Allocation Agreement replaces the previous tax allocation agreement by and between Starfire and XOC dated January 16, 2003. Under the Tax Allocation Agreement, to the extent that Starfire and the Company file consolidated or combined income tax returns, Starfire will make (i) current payments to the Company equal to 30.0% of Starfire’s income tax savings from using the Company’s income tax benefits (up to an aggregate of $900 million of benefits) and (ii) deferred payments to the Company equal to 100.0% of Starfire’s income tax savings from using the Company’s benefits in excess of $900 million (other than benefits which reduce the Company’s payment obligations as set forth below) at the time the Company would otherwise have been able to use the benefits (and the Company no longer files income tax returns on a consolidated or combined basis with Starfire). In addition, the Company’s obligation to make income tax payments to Starfire as the common parent of a consolidated or combined income tax group may be reduced by the Company’s available tax benefits. The Company’s rights to reimbursement from Starfire under the previous tax allocation agreement are preserved under the Tax Allocation Agreement.

Reconsolidation
Effective January 17, 2009, XO Holdings, Inc. and subsidiaries rejoined the affiliated group which files a consolidated federal income tax return with Starfire and, if any, combined groups which file state income tax returns.

16.	RELATED PARTY TRANSACTIONS

On July 25, 2008, as a result of the issuance and sale of two new series of preferred stock and the related retirement of all of the Company’s long-term debt, which were transactions the Company conducted with affiliates of the Chairman, there was an increase in the related party holdings in the preferred stock of the Company. See Note 11 and Note 10 for additional details regarding the issuance of the preferred stock and the related retirement of debt.

Various entities controlled by the Chairman hold the following interests in the Company:

	At December 31, 2008[1]	At December 31, 2007[2]
Outstanding Common Stock	Greater than 50%	Greater than 50%
Series A, B and C Warrants	Greater than 40%	Greater than 40%
Credit Facility	N/A	Greater than 90%
Class A Preferred Stock	Greater than 70%	Greater than 50%
Class B Convertible Preferred Stock	100%	N/A
Class C Perpetual Preferred Stock	100%	N/A

[1]	As reported in the January 5, 2009 Form 4 for the Chairman, and the January 5, 2009 Amendment No. 15 to Schedule 13D filed by Cardiff Holding, LLC and other parties to such joint filing.

[2]	As reported in the January 2, 2008 Form 4 for the Chairman, and the July 2, 2007 Amendment No. 9 to Schedule 13D filed by Cardiff and other parties to such joint filing.

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

The Company provides certain telecommunications services to companies affiliated with the Chairman. The total revenue recognized on such services for 2008, 2007 and 2006 was $3.8 million, $2.3 million and $3.2 million, respectively. Amounts receivable in respect to such services from affiliates related to the Chairman as of December 31, 2008 and 2007 were not significant.

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

17.	SEGMENT INFORMATION

The Company operates its business in two reportable segments: wireline services through XOC and fixed-wireless services through Nextlink. XOC and Nextlink are managed separately; each segment requires different resources, expertise and marketing strategies. XOC and Nextlink offer telecommunications services delivered using different technologies to different target customers. The Company’s chief operating decision maker regularly reviews the results of operations at the segment level to evaluate performance and allocate resources. Transactions between affiliates are recorded based on market rates and pricing. As of December 31, 2008, 2007 and 2006, the Company did not have any individual customers who provided more than ten percent of its total revenue.

XO Communications
XOC’s network comprises a series of fiber optic network located in numerous metropolitan areas and an inter-city fiber optic network capable of carrying high volumes of data, voice, video and Internet traffic. XOC’s IP network consists of a 10 Gbps Ethernet-based high-capacity backbone that runs along the same routes as its inter-city fiber optic and transmission network, allowing customers to access XOC’s network with greater flexibility and enables the Company to offer solutions with significant appeal to customers. By integrating these networks with advanced telecommunications technologies, XOC is able to offer a comprehensive array of wireline telecommunication services using both IP technology and traditional delivery methods primarily or entirely over a network that it owns or controls. During 2008 and 2007, XOC invested in excess of $400 million of capital expenditures to enhance its networks. XOC’s 2009 operating budget includes plans for continued investment in its fiber optic network, new markets and Ethernet and IP-based services to grow revenue and provide quality service to its customers.

XOC markets its solutions primarily to business customers ranging in size from growing businesses to Fortune 500 companies, and to government agencies. XOC also markets its solutions to carriers and other telecommunications customers. XOC offers a broad portfolio of voice, data and bundled integrated offerings.

Nextlink
Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum primarily in the 28-31 GHz range (“LMDS”) and in the 39 GHz range. Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services.

Major Customers.  For 2008 and 2007 Nextlink’s top three customers accounted for 73.7% and 79.1%, respectively, of Nextlink’s revenue. The largest customer and reseller for each year was XOC, an affiliate. For 2006, 69.2% of Nextlink’s revenue was earned from a single, non-affiliated customer. Revenue with this customer for 2006 included a $0.5 million one-time payment for the restructuring of a contract.

The following tables provide summarized financial information of the Company’s two reportable segments for the years ended December 31, (in thousands):

	2008
			Intercompany
	XOC	Nextlink	Elimination	Consolidated

Revenue from external customers	$1,476,061	$1,549	$—	$1,477,610
Inter-segment revenue	550	1,807	(2,357)	—

Total revenue	$1,476,611	$3,356	$(2,357)	$1,477,610
Depreciation and amortization	$188,086	$1,142	$—	$189,228
Loss from operations	$(69,438)	$(15,375)	$—	$(84,813)
Interest income				7,398
Other income				257
Investment gain, net				19,187
Interest expense, net				(21,322)
Income tax benefit				4,012

Net loss				$(75,281)

	2007
			Intercompany
	XOC	Nextlink	Elimination	Consolidated

Revenue from external customers	$1,428,050	$615	$—	$1,428,665
Inter-segment revenue	274	905	(1,179)	—

Total revenue	$1,428,324	$1,520	$(1,179)	$1,428,665
Depreciation and amortization	$206,452	$501	$—	$206,953
Loss from operations	$(96,945)	$(13,192)	$—	$(110,137)
Interest income				8,182
Other income				2,205
Investment gain, net				20,863
Interest expense, net				(37,681)
Income tax benefit				(787)

Net loss				$(117,355)

	2006
			Intercompany
	XOC	Nextlink	Elimination	Consolidated

Revenue from external customers	$1,415,971	$872	$—	$1,416,843
Inter-segment revenue	130	389	(519)	—

Total revenue	$1,416,101	$1,261	$(519)	$1,416,843
Depreciation and amortization	$196,201	$5,021	$—	$201,222
Loss from operations	$(96,631)	$(17,066)	$—	$(113,697)
Interest income				8,691
Other income				—
Investment gain, net				5,193
Interest expense, net				(32,077)
Income tax benefit				—

Net loss				$(131,890)

Capital expenditures by segment for the years ended December 31, are illustrated below (in thousands):

	XOC	Nextlink	Consolidated

2008	$207,922	$9,036	$216,958
2007	$210,156	$5,026	$215,182
2006	$114,634	$4,244	$118,878

Total assets by segment are illustrated below (in thousands):

	XOC	Nextlink	Consolidated

December 31, 2008	$1,322,891	$53,093	$1,375,984
December 31, 2007	$1,042,060	$48,066	$1,090,126

18.	COMMITMENTS AND CONTINGENCIES

Leases
The majority of the Company’s operating leases are for real property, which includes administrative and sales offices, central switching offices, network nodes, data centers, collocation facilities and warehouse space. These obligations expire at various dates through 2019. Most of these leases contain renewal options at inception, some of which have been exercised. Most of the leases include rent escalation clauses, which are recognized on a straight-line basis over the lease term. No leases contain purchase options or restrictions of the Company’s activities concerning dividends, additional debt, or further leasing. Total gross rent expense for 2008, 2007 and 2006 was $58.6 million, $59.3 million and $66.1 million, respectively. The gross rent expense does not include sublease income, which totaled $5.7 million, $5.2 million and $2.6 million for 2008, 2007 and 2006, respectively. Rent expense is classified as a component of Selling, General and Administrative on the Company’s Consolidated Statements of Operations. Future minimum lease commitments under operating leases that had initial non-cancelable lease terms in excess of one year as of December 31, 2008 are as follows (in thousands):

2009	$62,572
2010	58,319
2011	49,816
2012	45,940
2013	38,882
Thereafter	67,142

Total minimum contractual payments	$322,671

Total minimum sublease rental income to be received in the future under non-cancelable subleases as of December 31, 2008 is $14.3 million. The total minimum lease payments disclosed in the table above have not been reduced for these minimum sublease rentals.

Certain non-cancelable leases are classified as capital leases and the leased assets are included within the telecommunications networks component of property and equipment. Details of the capitalized lease assets are as follows (in thousands):

	2008	2007

Network assets	$16,552	$14,513
Accumulated depreciation	(6,580)	(4,252)

Net capitalized lease assets	$9,972	$10,261

At December 31, 2008, estimated future minimum lease payments under capital lease obligations are as follows (in thousands):

2009	$7,759
2010	7,969
2011	3,077
2012	1,502
2013	1,502
Thereafter	9,315

Total minimum capital lease payments	31,124
Less: imputed interest	(8,688)
Less: current portion of capital lease payments	(5,025)

Long-term portion of capital lease payments	$17,411

Other Commitments
The Company also has various non-cancelable long-term contractual obligations with other telecommunications service providers associated with maintenance costs, software licenses and use fees. These contracts contain certain minimum purchase commitments and have terms of three to seven years. At December 31, 2008, estimated future minimum payments under other obligations are as follows (in thousands):

2009	$95,491
2010	68,199
2011	46,187
2012	40,995
2013	28,761
Thereafter	54,294

Total minimum lease payments	$333,927

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

Legal Proceedings
The Company is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort and employment matters, which arise in the ordinary course of business. In accordance with SFAS 5, Accounting for Contingencies, the Company accrues its best estimates of required provisions for any such matters when the loss is probable and the amount of loss can be reasonably estimated. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, management believes that the Company has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.

Allegiance Telecom Liquidating Trust Litigation
In August 2004, XOH filed an administrative claim against Allegiance Telecom, Inc. in the United States Bankruptcy Court, Southern District of New York, as part of the Allegiance Chapter 11 proceedings. The Company demanded that the ATLT pay to the Company approximately $50.0 million based on various claims arising from the acquisition of Allegiance in 2004. The ATLT filed a counterclaim against XOH claiming damages in the amount of approximately $100.0 million, later reduced to $27.8 million.

On October 21, 2008, the ATLT and the Company reached a global settlement and entered into a settlement agreement covering various matters in dispute between them, including the administrative claim and counterclaim. The Bankruptcy Court approved the settlement agreement and became final on November 15, 2008. On November 18, 2008, the Company received $57.4 million from the ATLT as final settlement of all disputes between them. XOH returned to the ATLT the bonds underlying its claim. As of December 31, 2008 all liabilities related to this litigation were settled. The Company still holds an interest in the XOH and V&K Note claims, which will participate in any future distributions by the ATLT.

Houlihan Lokey Howard and Zukin Capital LLC
On February 21, 2003, Houlihan Lokey Howard and Zukin Capital LLC (“HLHZ”) filed an Application for Payment of Final Compensation as Debtor’s Financial Advisor with the U.S. Bankruptcy Court for the

Southern District of New York (the “Bankruptcy Court”). The claim for approximately $19.0 million represents HLHZ’s claim for advising the Company in its financial restructuring in 2002 and 2003. High River Limited Partnership and Meadow Walk Limited Partnership, two entities controlled by the Chairman, and XOH objected to the fee claim on the grounds that, among other things, it was grossly excessive and, accordingly, not reasonable compensation under applicable provisions of the Bankruptcy Code. On March 9, 2005, the Bankruptcy Court ruled that the appropriate fee in this matter was $4.4 million, credited XOH for $2.0 million, which the Company had previously paid, and ordered XOH to pay the difference to HLHZ. XOH paid the amount in full on March 31, 2005. On March 31, 2005, HLHZ appealed the Bankruptcy Court ruling. On April 23, 2007, the United States District Court for the Southern District of New York (the “District Court”) upheld the Bankruptcy Court decision. On May 29, 2007, HLHZ filed notice of appeal to the U.S. Court of Appeals for the 2nd Circuit. On October 15, 2008 the 2nd Circuit Court of Appeals remanded the dispute to the District Court for further remand to the Bankruptcy Court for “clarification” of its decision not to include the unsecured debt in the transaction fee calculation. On December 12, 2008, the Bankruptcy Court issued its opinion which included an order that XOH pay an additional $1.0 million to HLHZ for services rendered by it to XOH in the restructuring of the Company’s pre-bankruptcy unsecured debt. On February 24, 2009, we paid HLHZ $1.0 million in final settlement of this matter. As a result, the case was dismissed with prejudice by the Bankruptcy Court on February 26, 2009.

Metro Nashville
The Metropolitan Government of Nashville and Davidson County, Tennessee (“Metro”) filed a complaint against XO Tennessee, Inc. (“XOT”), now XO Communications, Services Inc., successor in interest to XOT, on March 1, 2002, before the Tennessee State Chancery Court for Davidson County, Tennessee. Metro sought declaratory judgment that, under Metro’s franchise ordinance and the franchise agreement executed by XOT’s predecessor, US Signal, on October 18, 1994, XOT (a) owed franchise fees in the amount of five percent of gross revenues from 1997 to current, and (b) was contractually obligated to allow Metro access and use of four dark fibers on XOT’s network. On February 28, 2003, XOT answered the complaint contending that the franchise fee and “dark fiber” compensation provisions violated Tennessee and federal law. XOT also filed a counterclaim seeking to recover all sums paid to Metro under the invalid ordinance and to recover the value of the free fiber that Metro has been using and continues to use without payment. In an amended complaint, Metro added an alternative basis for relief, namely legal or equitable relief up to its costs allocated to XOT for maintaining, managing, and owning the rights-of-way. Based on a study conducted by Metro (received by the Company in November 2006) and the length of the relevant period of this case, to date, Metro’s costs, as calculated by Metro for the relevant period and allocated by Metro to XOT, would likely exceed $20.0 million. XOT disputes the methodology and results of the study and believes a reasonable estimate of Metro’s relevant costs to be no more than $1.0 million. On August 9, 2007, XOT filed a motion for judgment on the pleadings. On February 25, 2008, the court denied XOT’s motion. On March 26, 2008, XOT filed a request with the court seeking permission to file an interlocutory appeal of the court’s denial. A trial date has not been set. An estimated loss, if any, associated with this case is not known at this time.

Nashville Electric Service
On June 5, 2008, the Nashville Electric Service, part of Metro, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a fiber optics license agreement, commonly referred to as a “pole attachment” agreement, previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in the Company’s fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either four percent of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid to NES under the “gross revenue” provisions. The pole attachment expired in January of 2005, and NES has refused to renegotiate the terms of the pole attachment agreement, and has attempted to treat the agreement as extending from month-to-month, although no such provisions exist in the pole attachment agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment, and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court (the US District Court, Middle District of Tennessee). On June 30, 2008, NES filed a motion to remand the case back to state court, but that motion was denied by the Court. On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. On January 7, 2009 the Court denied NES’ motion to dismiss. An estimated loss, if any, associated with this case is not known at this time.

Choice Tel
On August 30, 2007, the Company notified Choice Tel, a business channel agent for the Company, of the Company’s decision to terminate the agent agreement because of Choice Tel’s apparent failure to sell the Company’s services. Choice Tel challenged that termination and, on November 22, 2007, filed an arbitration claim, believing it was due at least $2.4 million in residual commissions. The arbitration hearing was conducted on March 11, 2009. The arbitration decision is pending. An estimated loss, if any, associated with this case is not known at this time.

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

19.	UNAUDITED SELECTED QUARTERLY DATA

The following tables illustrate selected quarterly financial data for 2008 and 2007 (in thousands except per share amounts). Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. Loss per common share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per common share for the four quarters of each year may not equal the loss per common share for the twelve month periods.

	Quarters Ended 2008
	March 31	June 30	September 30[c]	December 31[d]

Revenue	$361,149	$367,370	$373,925	$375,166
Cost of service*	$228,345	$213,273	$210,926	$218,901
Loss from operations	$(40,569)	$(19,933)	$(5,607)	$(18,704)
Net (loss) income	$(44,412)	$(29,001)	$(23,330)	$21,462
Net (loss) income allocable to common shareholders	$(48,113)	$(32,757)	$(38,351)	$2,146
Net (loss) income allocable to common shareholders per common share, basic and diluted	$(0.26)	$(0.18)	$(0.21)	$0.01

	Quarters Ended 2007
	March 31	June 30	September 30[a]	December 31[b]

Revenue	$349,936	$354,352	$360,682	$363,695
Cost of service*	$191,399	$207,083	$199,399	$217,131
Loss from operations	$(13,936)	$(31,710)	$(17,623)	$(46,868)
Net loss	$(20,672)	$(36,856)	$(4,756)	$(55,071)
Net loss allocable to common shareholders	$(24,160)	$(40,396)	$(8,349)	$(58,719)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.13)	$(0.22)	$(0.05)	$(0.32)

*	Cost of service is presented exclusive of depreciation and amortization in all periods.

[a]	September 2007 quarterly Loss from operations, Net loss, and Net loss allocable to common shareholders decreased $21.5 million, or $0.12 per share, due to the beneficial settlement of a legal matter regarding the Company’s holding of Global Crossing debt securities.

[b]	December 2007 quarterly Loss from operations, Net loss, and Net loss allocable to common shareholders increased $13.3 million, or $0.07 per share, for additional depreciation expense from revisions to the depreciable lives of certain fixed asset categories.

[c]	September 2008 quarterly Net (loss) income and Net (loss) income allocable to common shareholders increased $15.4 million, or $0.08 per share, for impairment of marketable securities for other-than-temporary declines in market value.

[d]	December 2008 quarterly Loss from operations decreased $4.0 million, or $0.02 per share, and Net (loss) income and Net (loss) income allocable to common shareholders improved by $39.9 million, or $0.22 per share, due to the beneficial settlement of litigation with the ATLT.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2008, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2008 was effective.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report below which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders XO Holdings, Inc.:

We have audited XO Holdings, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). XO Holdings, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, XO Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XO Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008 and the related financial statement schedule of valuation and qualifying accounts for the three-year period ended December 31, 2008. Our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/ KPMG LLP

McLean, Virginia
March 16, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days after December 31, 2008. The information required by this Item will appear under the headings “Proposal: Election of Directors”, “Board of Directors and Committees” and “Management” in our proxy statement.

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

(a) Financial Statements

Financial statements and financial statement schedules required to be filed for the registrant under Item 15 are set forth starting on page 55.

(b) Exhibits

Exhibits incorporated herein by reference are indicated in parentheses.

2.1	Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K/A of XO Communications, Inc. filed on November 26, 2002).
2.2	Plan Supplement, dated October 23, 2003, to the Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (incorporated by reference to exhibit 2.2 filed with the Current Report on Form 8-K/A of XO Communications, Inc. filed on November 26, 2002).
2.3	Order Confirming Third Amended Plan of Reorganization, dated November 15, 2002 (incorporated by reference to exhibit 99.1 filed with the Current Report on Form 8-K/A of XO Communications, Inc. filed on November 26, 2002).
2.4	Asset Purchase Agreement, dated as of February 18, 2004, by and among XO Communications, Inc., Allegiance Telecom, Inc., and Allegiance Telecom Company Worldwide (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on February 24, 2004).
2.5	Agreement and Plan of Merger, dated as of February 28, 2006 by and among XO Communications, Inc., XO Holdings, Inc. and XO Communications, LLC (incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 6, 2006).
3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 6, 2006).
3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2005 (incorporated by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 6, 2006).
3.3	Bylaws of XO Holdings, Inc. (incorporated by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 6, 2006).
4.1	Series A Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).
4.2	Series B Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).
4.3	Series C Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).
4.4	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 7% Class B Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).

4.5	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 9.50% Class C Perpetual Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to exhibit 4.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).
10.1	XO Communications, Inc. 2002 Stock Incentive Plan (incorporated by reference to exhibit 10.1.1 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002).(1)
10.2	Registration Rights Agreement, dated as of January 16, 2003, between XO Communications, Inc. and High River Limited Partnership and Meadow Walk Limited Partnership (incorporated by reference to exhibit 10.4 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).
10.3	Registration Rights Agreement, dated as of August 6, 2004, by and among XO Communications, Inc., Tramore LLC, Cardiff Holdings, LLC and Amalgamated Gadget, L.P. (incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarterly period ended June 30, 2004).
10.4	Registration Rights Agreement, dated as of June 23, 2004, by and among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide, the Allegiance Telecom Liquidating Trust, and XO Communications, Inc. (incorporated by reference to exhibit 10.5 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2004).
10.5	Amendment No. 1 to Registration Rights Agreement made and enacted by the Company as of April 28, 2006 (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K filed on May 2, 2006).
10.6	Employment Term Sheet, dated as of April 30, 2003, between XO Communications, Inc. and Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended March 31, 2003).(1)
10.7	Change in Control Agreement by and between XO Communications, Inc. and Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (incorporated by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended March 31, 2003).(1)
10.8	Employment Agreement, effective as of September 25, 2000, by and between Wayne M. Rehberger and XO Communications, Inc. (incorporated by reference to exhibit 10.10 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2003).(1)
10.9	Change in Control Severance Plan for Certain Covered Executives (Director and Above) of XO Communications, Inc., dated as of June 2, 2005. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on June 8, 2005).(1)
10.10	Indemnification Agreement by and between Adam Dell and XO Communications, Inc., dated as of November 2, 2004 (incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended September 30, 2004).
10.11	Indemnification Agreement by and between Robert Knauss and XO Communications, Inc., dated as of November 2, 2004 (incorporated by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended September 30, 2004).
10.12	Indemnification Agreement by and between Fredrik Gradin and XO Communications, Inc., dated as of November 2, 2004 (incorporated by reference to exhibit 10.3 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended September 30, 2004).
10.13	Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and XO Intercity Holdings No. 2, LLC (f/k/a INTERNEXT LLC) (incorporated by reference to exhibit 10.8 filed with the Quarterly Report on Form 10-Q of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. for the quarter ended September 30, 1998).
10.14	Master Agreement, dated August 8, 2002, between Level 3 Communications, Inc. and XO Communications, Inc. (incorporated by reference to exhibit 10.4.2 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002).

10.15	Stockholder Agreement, dated as of November 4, 2005, by and between XO Communications, Inc. and Cardiff Holdings LLC (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on November 9, 2005).
10.16	Guaranty, dated as of November 4, 2005, by and between Thornwood Associates Limited Partnership and XO Communications, Inc. (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on November 9, 2005).
10.17	Assignment and Assumption Agreement, dated as of February 28, 2006, by and among XO Communications, Inc. and XO Holdings, Inc. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on March 06, 2006).
10.18	Lease Agreement dated February 28, 2007, between the Company and Presidents Park II, LLC (incorporated by reference to exhibit 10.27 filed with the Annual Report on Form 10-K for the year ended December 31, 2006).(2)
10.19	Stipulation and Agreement of Compromise, Settlement and Release, approved by the Delaware Court of Chancery on March 31, 2008, among XO Holdings, Inc. and certain minority stockholders (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 10-Q for the quarter ended March 31, 2008).
10.20	Stock Purchase Agreement dated as of July 25, 2008 by and between XO Holdings, Inc., Arnos Corp., Barberry Corp., High River Limited Partnership and ACF Industries Holding Corp. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc.).
10.21	Registration Rights Agreement dated as of July 25, 2008 by and between XO Holdings, Inc., Arnos Corp., Barberry Corp., High River Limited Partnership and ACF Industries Holding Corp. (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).
10.22	Tax Allocation Agreement dated as of July 25, 2008 by and between XO Holdings, Inc. and Starfire Holding Corporation (incorporated by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).
10.23	Undertaking dated August 28, 2008 by Starfire Holding Corporation for the benefit of XO Holdings, Inc. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on August 29, 2008).
10.24	XO Holdings, Inc. 2008 Annual Executive Bonus Plan (incorporated by reference to exhibit 10.8 filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).(1)
10.25	Settlement Agreement and Mutual Release In re Allegiance Telecom, Inc. et al., Debtors, dated October 21, 2008 (incorporated by reference to exhibit 10.9 filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
14.1	XO Business Ethics (incorporated by reference to exhibit 14.1 filed with the Current Report on Form 8-K/A filed on May 2, 2006).
21.1	Subsidiaries of XO Holdings, Inc. (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(2)	Portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to the Registrants application requesting confidential treatment under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO Holdings, Inc.

/s/  Carl J. Grivner
Carl J. Grivner
President and Chief Executive Officer
(Principal Executive Officer)

March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 16, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Carl J. Grivner Carl J. Grivner	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Gregory W. Freiberg Gregory W. Freiberg	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Carl C. Icahn	Chairman of the Board of Directors

/s/ Keith Meister Keith Meister	Director

/s/ Adam Dell Adam Dell	Director

/s/ Fredrik Gradin Fredrik Gradin	Director

/s/ Vincent J. Intrieri Vincent J. Intrieri	Director

/s/ Robert L. Knauss Robert L. Knauss	Director

/s/ David Schechter David Schechter	Director

XO Holdings, Inc.

Schedule II
Valuation and Qualifying Accounts
For The Years Ended December 31, 2008, 2007 and 2006

		Additions
		Charged to	Charged to
	Beginning	Costs and	Other		Ending
(In thousands)	Balance	Expenses	Accounts	Deductions	Balance

Allowance for doubtful accounts
2006	$36,061	$32,607	$—	$(51,914)	$16,754
2007	$16,754	$18,166	$—	$(24,804)	$10,116
2008	$10,116	$13,271	$—	$(13,660)	$9,727

All other valuation accounts are omitted because the required information is shown in the Notes to our consolidated financial statements.