Form 10-Q
period 2009-03-31
XO HOLDINGS INC
filed 2009-05-11
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of May 5, 2009 was 182,075,035.

XO HOLDINGS, INC.
Table of Contents

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
XO Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$283,638	$256,747
Marketable securities	107,683	117,148
Accounts receivable, net of allowance for doubtful accounts of $8,748 and $9,727 respectively	145,729	152,622
Prepaid expenses and other current assets	35,862	41,200

Total current assets	572,912	567,717
Property and equipment, net	725,772	724,404
Intangible assets, net	53,515	53,515
Other assets	42,602	30,348

Total Assets	$1,394,801	$1,375,984

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$100,524	$93,547
Accrued liabilities	207,152	221,356

Total current liabilities	307,676	314,903
Deferred revenue, less current portion	50,123	29,715
Other liabilities	50,683	55,215

Total Liabilities	408,482	399,833
Class A convertible preferred stock	263,875	259,948
Class B convertible preferred stock	583,808	573,795
Class C perpetual preferred stock	206,446	200,877

Commitments and contingencies

Stockholders’ Deficit
Preferred stock: par value $0.01 per share, 200,000,000 shares authorized; 4,000,000 shares of Class A convertible preferred stock issued and outstanding; 555,000 shares of Class B convertible preferred stock issued and outstanding; 225,000 shares of Class C perpetual preferred stock issued and outstanding	—	—
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000,000 shares authorized; 182,075,035 shares issued and outstanding	922,015	941,270
Accumulated other comprehensive income (loss)	9,538	(4,844)
Accumulated deficit	(999,363)	(994,895)

Total Stockholders’ Deficit	(67,810)	(58,469)

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$1,394,801	$1,375,984

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$377,825	$361,149
Costs and expenses
Cost of service (exclusive of depreciation and amoritzation)	220,004	228,344
Selling, general and administrative	129,964	127,799
Depreciation and amortization	43,396	45,529
Loss on write-down of assets	1,515	46

Total costs and expenses	394,879	401,718

Loss from operations	(17,054)	(40,569)

Interest income	3,907	878
Investment gain, net	9,757	4,121
Interest expense, net	(786)	(8,750)
Other income	—	250

Net loss before income taxes	(4,176)	(44,070)
Income tax expense	(292)	(342)

Net loss	(4,468)	(44,412)
Preferred stock accretion	(19,508)	(3,701)

Net loss allocable to common shareholders	$(23,976)	$(48,113)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.13)	$(0.26)

Weighted average shares, basic and diluted	182,075,035	182,075,035

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(4,468)	$(44,412)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	43,396	45,529
Accrued interest converted to long term debt	—	8,993
Provision for doubtful accounts	3,278	2,723
Stock-based compensation	253	483
Gain from investments	(9,757)	(4,121)
Loss on write-down of assets	1,515	46
Changes in assets and liabilities
Accounts receivable	3,615	(6,551)
Other assets	(8,092)	(23,543)
Accounts payable	967	14,396
Accrued liabilities	1,946	15,354

Net cash provided by operating activities	32,653	8,897

INVESTING ACTIVITIES:
Capital expenditures	(40,314)	(65,305)
Proceeds from fixed asset sales	45	949
Proceeds from the sale of available-for-sale marketable securities	34,781	—

Net cash used in investing activities	(5,488)	(64,356)

FINANCING ACTIVITIES:
Proceeds from issuance of related party note	—	75,000
Financing costs	—	(1,007)
Payments on capital leases	(274)	(535)

Net cash (used in) provided by financing activities	(274)	73,458

Net increase in cash and cash equivalents	26,891	17,999
Cash and cash equivalents, beginning of period	256,747	108,075

Cash and cash equivalents, end of period	$283,638	$126,074

SUPPLEMENTAL DATA:
Cash paid for interest	$393	$231
Cash paid for income taxes	$58	$46
See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a. Organization
XO Holdings, Inc., together with its consolidated subsidiaries (“XOH” or the “Company”), is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. As of March 31, 2009, XOH operated its business in two reportable segments through two primary operating subsidiaries. XO Communications, LLC operated the Company’s wireline business under the trade name “XO Communications” (“XOC”) and Nextlink Wireless, Inc. (“Nextlink”) operated the Company’s wireless business. In April 2009, the Company began integrating Nextlink’s operations into XOC’s existing product offerings, discontinuing Nextlink as a separate operating segment. See Note 9 for further information on the Company’s reportable segments. The Company uses its nationwide internet protocol (“IP”) network, extensive local metropolitan networks and broadband wireless facilities provided through Nextlink to offer a broad portfolio of services. Core services include products using next generation IP technologies and transport services and include Broadband services and Integrated/Voice services. Legacy/TDM services are primarily deployed using TDM and circuit switched voice technologies such as voice services and managed IP, data and end-to-end communications solutions. The Company’s Nextlink segment provides a high-speed wireless alternative to local copper and fiber connections via wireless backhaul, network extensions, network redundancy and diversity services.
b. Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual consolidated financial statements prepared according to accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted, although the Company believes the disclosures are adequate to prevent the information presented from being misleading. As a result, the accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company, included in its Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Operating results for any interim period are not necessarily indicative of the results for any subsequent interim period or for the year ended December 31, 2009.
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
c. Transaction Based Taxes and Other Surcharges
The Company records certain transaction based taxes and other surcharges on a gross basis. For the three months ended March 31, 2009 and 2008, revenue and expenses included taxes and surcharges of $3.6 million and $4.3 million, respectively.
d. New Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in the 2008 Annual Report that are of significance, or potential significance to the Company.
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, to amend Statement of Financial Accounting Standards No. (“SFAS”) 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009.
In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of FSP 157-4 during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

In April 2009, the FASB issued FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  XOH plans to adopt the provisions of FSP 115-2 and FSP 124-2 during second quarter 2009. The Company is currently evaluating the impact FSP 115-2 and FSP 124-2 will have on its consolidated financial statements.
In June 2008, the FASB ratified Emerging Issues Task Force No. (“EITF”) 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to the Company’s own stock, including instruments similar to the Company’s preferred stock and warrants to purchase Company stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted EITF 07-5 in the quarter ended March 31, 2009. The adoption of EITF 07-5 did not impact the Company’s financial position, results of operations, or cash flows.
e. Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation.
2. COMPREHENSIVE LOSS
Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(4,468)	$(44,412)
Other comprehensive income:
Net unrealized gain (loss) on investments	14,382	(1,936)

Comprehensive income (loss)	$9,914	$(46,348)

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

In the fourth quarter of 2008, the Company determined that during each period between 2004 and the third quarter of 2008, it had incorrectly calculated the net present value for its underutilized operating leases. As a result, the Company’s underutilized operating lease liability was understated by $10.0 million as of March 31, 2008 and net loss was understated by $1.1 million for the three months ended March 31, 2008. The Company recorded an immaterial prior period adjustment in December 2008 resulting in the revised amounts below (in thousands, except per share data):

	Three Months Ended March 31, 2008
	Prior	Adjusted
Underutilized operating lease liability	$18,078	$28,082
Selling, general and administrative	$126,327	$127,799
Net loss	$(42,940)	$(44,412)
Accumulated deficit-beginning	$(911,080)	$(919,614)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.26)	$(0.26)
4. MARKETABLE SECURITIES
The Company’s marketable securities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows (in thousands):

Quoted Prices in
Active Markets
(Level 1)
Available-for-sale marketable securities
Equity securities	$10,647
Corporate debt securities	97,036

Total marketable securities	$107,683

During the three months ended March 31, 2009, the Company did not purchase marketable securities for investment purposes. As of March 31, 2009, the Company’s unrealized holding gains on marketable securities totaled $9.5 million, of which less than $0.1 million pertained to equity securities. For the debt securities, gross unrealized holding gains were $9.5 million and there were no gross unrealized holding losses at March 31, 2009. The unrealized gains were recorded on the balance sheet as a separate component of shareholder’s equity. The debt securities have maturities ranging between five and ten years.
The Company recognized net investment gains of $9.8 million and $4.1 million for the three months ended March 31, 2009 and 2008, respectively. The net investment gain for the three months ended March 31, 2009 resulted from $5.8 million of cash received from a distribution related to a legal matter regarding the Company’s holding of certain debt securities and $3.9 million from realized gains on the sale of debt securities. The net investment gain for the three months ended March 31, 2008 primarily resulted from a $4.4 million gain from the conversion of a non-publicly traded investment to a publicly traded available-for-sale investment, partially offset by $0.3 million of impairments from other-than-temporary declines in market value of marketable securities.

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Telecommunications networks and acquired bandwith	$1,253,923	$1,211,894
Furniture, fixtures, equipment and other	376,791	371,561

	1,630,714	1,583,455
Less: accumulated depreciation	(977,613)	(931,607)

	653,101	651,848
Construction-in-progress, parts and equipment	72,671	72,556

Property and equipment, net	$725,772	$724,404

Depreciation and amortization expense was $43.4 million and $45.5 million for the three months ended March 31, 2009 and 2008, respectively. Assets classified as construction-in-progress, parts and equipment are not being depreciated as they have not yet been placed in service. During the three months ended March 31, 2009 and 2008, the Company capitalized interest on construction costs of $0.4 million and $0.8 million, respectively.
6. EARNINGS (LOSS) PER SHARE
Net loss per common share, basic is computed by dividing net loss allocable to common shareholders by the weighted average common shares outstanding during the period. Net loss per common share, diluted is calculated by dividing net loss allocable to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options, warrants and preferred stock. In periods where the assumed common share equivalents for stock options, warrants and preferred stock are anti-dilutive, they are excluded from the calculation of diluted weighted average shares.
The table below details the anti-dilutive items that were excluded in the computation of net loss per common share, diluted (in millions):

	Three Months Ended March 31,
	2009	2008
Stock options	8.8	9.6
Warrants	23.7	23.7
Class A preferred stock	57.1	53.8
Class B convertible preferred stock	388.1	—

7. INCOME TAXES
The provision for income taxes for the three months ended March 31, 2009 and 2008 of $0.3 million and $0.3 million, respectively, is for current taxes. The Company has a full valuation against its operating loss and net deferred tax assets. The current provision for income taxes consists primarily of the Texas Gross Margin Tax, Michigan Modified Gross Receipts Tax and interest on certain state income tax positions.
Open Tax Years
The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including California, New Jersey, Texas, and Virginia remain open for the tax years 2005 through 2008.
8. RELATED PARTY TRANSACTIONS
Various entities controlled by the Chairman of the Company’s Board of Directors and the Company’s majority stockholder (the “Chairman”) hold the following interests in the Company:

	At March 31, 2009[1]	At December 31, 2008[2]
Outstanding Common Stock	Greater than 50%	Greater than 50%
Series A, B and C Warrants	Greater than 40%	Greater than 40%
Class A Preferred Stock [3]	Greater than 70%	Greater than 70%
Class B Convertible Preferred Stock	100%	100%
Class C Perpetual Preferred Stock	100%	100%

[1]	As reported in the April 1, 2009 Form 4 for the Chairman and other parties to such joint filing, and the April 1, 2009 Amendment No. 17 to Schedule 13D filed by the Chairman and other parties to such joint filing.

[2]	As reported in the January 5, 2009 Form 4 for the Chairman and other parties to such joint filing and the January 5, 2009 Amendment No. 15 to Schedule 13D filed by the Chairman and other parties to such joint filing.

[3]	The terms of our Class A preferred stock provide that on January 15, 2010, we redeem in cash and in a manner provided for therein all of the shares of Class A Preferred Stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Holding, an affiliate of our Chairman, agreed to extend the date on which we would be required to redeem the shares of Class A Preferred Stock held by ACF Holding from January 15, 2010 to a date no later than April 15, 2010. ACF Holding is the record holder of 3,096,549 shares of Class A Preferred Stock (the “ACF Holding Shares”) which represent 77.4% of the outstanding shares of the Class A Preferred Stock. The extension will not affect the redemption date of any of the shares of Class A Preferred Stock other than the ACF Holding Shares.
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
9. SEGMENT INFORMATION
As of March 31, 2009, the Company operated its business in two reportable segments: wireline services through XOC and fixed-wireless services through Nextlink. XOC and Nextlink were managed separately; each segment required different resources, expertise and marketing strategies. XOC and Nextlink offered telecommunications services delivered using different technologies to different target customers. The Company’s chief operating decision maker regularly reviewed the results of operations at the segment level to evaluate performance and allocate resources. Transactions between affiliates were recorded based on market rates and pricing.
In April 2009, the Company decided to integrate Nextlink’s operations into XOC’s existing product offerings, discontinuing Nextlink as a separate operating segment. As a result of this change, the Company’s chief operating decision maker will no longer review the results of Nextlink’s operations to evaluate performance and allocate resources. Thus, Nextlink will cease to be considered a reportable segment. XOC will continue to use the LMDS spectrum assets to support existing wireless customers, customer growth and network cost reduction opportunities. Additionally, the Company plans to undertake a supplemental assessment of the Nextlink intangible and long-lived assets as of June 30, 2009. In the event the Company determines these assets are impaired, the Company may be required to record a charge, which could be significant, to earnings and could have a material adverse effect on XOH’s financial condition and results of operations in the period in which any such impairment is recognized.
XO Communications
XOC’s network comprises a series of fiber optic network located in numerous metropolitan areas and an inter-city fiber optic network capable of carrying high volumes of data, voice, video and Internet traffic. XOC’s IP network consists of a 10 Gbps Ethernet-based high-capacity backbone that runs along the same routes as its inter-city fiber optic and transmission network, allowing customers to access XOC’s network with greater flexibility and enables the Company to offer solutions with significant appeal to customers. By integrating these networks with advanced telecommunications technologies, XOC is able to offer a comprehensive array of wireline telecommunication services using both IP technology and traditional delivery methods primarily or entirely over a network that it owns or controls. During 2008 and 2007, XOC invested in excess of $400.0 million of capital expenditures to enhance its networks. XOC’s 2009 operating budget includes plans for continued investment in its fiber optic network, new markets and Ethernet and Broadband services to grow revenue and provide quality service to its customers.

XOC markets its solutions primarily to business customers ranging in size from growing businesses to Fortune 500 companies, and to government agencies. XOC also markets its solutions to carriers and other telecommunications customers. XOC offers a broad portfolio of voice, data and bundled integrated offerings.
Nextlink
Nextlink provides a high speed wireless alternative to local copper and fiber connections, utilizing licensed wireless spectrum primarily in the 28-31 GHz range (“LMDS”) and in the 39 GHz range. Nextlink’s primary target customers are mobile wireless and wireline telecommunications carriers, large commercial enterprises and government agencies. Nextlink currently offers wireless backhaul, network extensions, network redundancy and diversity services. For the three months ended March 31, 2009, three customers accounted for 84.8% of Nextlink’s revenue. One of these customers was XOC, an affiliate.
The following tables provide summarized financial information of the Company’s two reportable segments (in thousands):

	Three Months Ended March 31, 2009
			Intercompany
	XOC	Nextlink	Elimination	Consolidated
Revenue from external customers	$377,465	$360	$—	$377,825
Inter-segment revenue	396	902	(1,298)	—

Total revenue	$377,861	$1,262	$(1,298)	$377,825

Depreciation and amortization	$42,873	$523	$—	43,396
Loss on write-down of assets	$1,515	$—	$—	1,515
Loss from operations	$(14,906)	$(2,148)	$—	(17,054)
Interest income				3,907
Investment gain, net				9,757
Interest expense, net				(786)
Other income				—
Income tax expense				(292)

Net loss				$(4,468)

	Three Months Ended March 31, 2008
			Intercompany
	XOC	Nextlink	Elimination	Consolidated
Revenue from external customers	$360,560	$589	$—	$361,149
Inter-segment revenue	82	283	(365)	—

Total revenue	$360,642	$872	$(365)	$361,149

Depreciation and amortization	$45,326	$203	$—	45,529
Loss on write-down of assets	$46	$—	$—	46
Loss from operations	$(37,312)	$(3,257)	$—	(40,569)
Interest income				878
Investment gain, net				4,121
Interest expense, net				(8,750)
Other income				250
Income tax expense				(342)

Net loss				$(44,412)

Capital expenditures by segment for the three month ended March 31, are illustrated below (in thousands):

	XOC	Nextlink	Consolidated
2009	$38,604	$1,710	$40,314
2008	$63,366	$1,939	$65,305
Total assets by segment are illustrated below (in thousands):

	XOC	Nextlink	Consolidated
March 31, 2009	$1,339,962	$54,839	$1,394,801
December 31, 2008	$1,322,891	$53,093	$1,375,984
10. COMMITMENTS AND CONTINGENCIES
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

Metro Nashville
The Metropolitan Government of Nashville and Davidson County, Tennessee (“Metro”) filed a complaint against XO Tennessee, Inc. (“XOT”), now XO Communications, Services Inc., successor in interest to XOT, on March 1, 2002, before the Tennessee State Chancery Court for Davidson County, Tennessee. Metro sought declaratory judgment that, under Metro’s franchise ordinance and the franchise agreement executed by XOT’s predecessor, US Signal, on October 18, 1994, XOT (a) owed franchise fees in the amount of five percent of gross revenues from 1997 to current, and (b) was contractually obligated to allow Metro access and use of four dark fibers on XOT’s network. On February 28, 2003, XOT answered the complaint contending that the franchise fee and “dark fiber” compensation provisions violated Tennessee and federal law. XOT also filed a counterclaim seeking to recover all sums paid to Metro under the invalid ordinance and to recover the value of the free fiber that Metro has been using and continues to use without payment. In an amended complaint, Metro added an alternative basis for relief, namely legal or equitable relief up to its costs allocated to XOT for maintaining, managing, and owning the rights-of-way. Based on a study conducted by Metro (received by the Company in November 2006) and the length of the relevant period of this case, to date, Metro’s costs, as calculated by Metro for the relevant period and allocated by Metro to XOT, would likely exceed $20.0 million. XOT disputes the methodology and results of the study and believes a reasonable estimate of Metro’s relevant costs to be no more than $1.0 million. On August 9, 2007, XOT filed a motion for judgment on the pleadings. On February 25, 2008, the court denied XOT’s motion. On March 26, 2008, XOT filed a request with the court seeking permission to file an interlocutory appeal of the court’s denial. The Court set March 30, 2010 as the trial date. An estimated loss, if any, associated with this case is not known at this time.
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
11. SUBSEQUENT EVENTS
On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York (New York County) naming individual members of the Company’s Board of Directors and certain entities controlled by Carl C. Icahn, the Chairman of the Company’s Board of Directors, as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. The Company is reviewing the complaint and is consulting with its legal counsel. The effect of this case on the Company, if any, is not known at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company uses the terms “we,” “us,” and “our,” to describe XOH and its subsidiaries within this Quarterly Report on Form 10-Q. This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. This discussion should be read in conjunction with our 2008 Annual Report and our condensed consolidated financial statements, including the notes thereto, appearing in Part 1, Item 1 of this Quarterly Report.
Cautionary Language Concerning Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “can,” “may,” “could” or other comparable words. Our forward-looking statements are based on currently available operational, financial and competitive information and management’s current expectations, estimates and projections. These forward-looking statements include:
•	expectations regarding revenue, expenses, capital expenditures and financial position in future periods;

•	our ability to broaden our customer reach and expand our market share;

•	pursuit of growth opportunities; and

•	the necessity of obtaining future financing to fund our business plan and repay our scheduled obligations.
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
For a detailed discussion of risk factors affecting our business and operations, see Item 1A, Risk Factors in our 2008 Annual Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

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
For the three months ended March 31, 2009, we operated our business in two reportable segments: XOC for wireline services; and Nextlink for fixed-wireless telecommunications. In April 2009, the Company decided to integrate Nextlink’s operations into XOC’s existing product offerings, discontinuing Nextlink as a separate operating segment. As a result of this change, the Company’s chief operating decision maker will no longer review the results of Nextlink’s operations to evaluate performance and allocate resources. Thus, Nextlink will cease to be considered a reportable segment. XOC will continue to use the LMDS spectrum assets to support existing wireless customers, customer growth and network cost reduction opportunities. Additionally, we plan to undertake a supplemental assessment of our Nextlink intangible and long-lived assets as of June 30, 2009. In the event we determine these assets are impaired, we may be required to record a charge, which could be significant, to our earnings and could have a material adverse effect on our financial condition and results of operations in the period in which any such impairment is recognized.
In 2008 we retired all of our long-term debt through the sale of preferred stock to entities affiliated with our Chairman. During 2009, we plan to continue to use the remaining proceeds to fund our business and growth initiatives, provide ongoing working capital for our business and pursue additional opportunities which create value for our shareholders.
During the first quarter of 2009, we continued to see the results from a number of initiatives previously implemented including the lighting of our long-haul fiber network, development of the carrier/wholesale channel, and expansion of our portfolio of services to business and enterprise customers. Our prior capital expenditure investments resulted in $23.8 million of revenue growth for our core services. While our total revenue increased quarter over quarter, we were able to reduce our total costs and expenses due primarily to planned network optimization projects, resulting in more than a 50% reduction in our loss from operations for the three months ended March 31, 2009. We continue to see opportunities to invest our capital and invested $40.3 million during the three months ended March 31, 2009 for long-term growth.
In 2008, XOC commenced an enterprise-wide transformation initiative intended to enhance shareholder value through focusing on improving service delivery, accelerating revenue growth, and reducing operating costs. We expect to begin deriving benefits in 2010. In conjunction with this transformation initiative, we intend to continue to invest in new network infrastructure, develop new service offerings and continue expanding our customer base in high-growth markets.

We continue to monitor the impact of macroeconomic conditions on our business. Potential positive aspects of the economic slowdown for us include the increased cost consciousness of potential customers which might lead them to view us more favorably and that customers will be increasingly attracted to alternate providers that have strong balance sheets. Potential negative aspects include a general slowdown in the demand for telecommunications services, delayed IT and other projects that have telecommunications needs, elongated sales cycles on the part of our customers, higher involuntary churn, and delayed payments from customers.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, cost of service, allowance for uncollectible accounts, assessment of loss contingencies and property and equipment. For more information on critical accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition of our 2008 Annual Report. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
During the three months ended March 31, 2009, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.

Results of Operations
The following table contains certain data from our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
		% of		% of
		Consolidated		Consolidated	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Revenue	$377,825	100.0%	$361,149	100.0%	$16,676	4.6%

Costs and expenses:
Cost of service*	220,004	58.2%	228,344	63.2%	(8,340)	-3.7%
Selling, general and administrative	129,964	34.4%	127,799	35.4%	2,165	1.7%
Depreciation and amortization	43,396	11.5%	45,529	12.6%	(2,133)	-4.7%
Loss on write-down of assets	1,515	0.4%	46	nm	1,469	3193.5%

Total costs and expenses	394,879	104.5%	401,718	111.2%	(6,839)	-1.7%

Loss from operations	(17,054)	-4.5%	(40,569)	-11.2%	(23,515)	-58.0%
Interest income	3,907	1.0%	878	0.2%	3,029	345.0%
Investment gain, net	9,757	2.6%	4,121	1.1%	5,636	136.8%
Interest expense, net	(786)	-0.2%	(8,750)	-2.4%	(7,964)	-91.0%
Other income	—	—	250	0.1%	(250)	-100.0%

Net loss before income taxes	(4,176)	-1.1%	(44,070)	-12.2%	(39,894)	-90.5%
Income tax expense	(292)	-0.1%	(342)	-0.1%	(50)	-14.6%

Net loss	(4,468)	-1.2%	(44,412)	-12.3%	(39,944)	-89.9%
Preferred stock accretion	(19,508)	-5.1%	(3,701)	-1.0%	15,807	427.1%

Net loss allocable to common shareholders	$(23,976)	-6.3%	$(48,113)	-13.3%	$(24,137)	-50.2%

*	exclusive of depreciation and amortization

nm – not meaningful
Revenue
Total revenue for the three months ended March 31, 2009 increased 4.6% due to strong growth in our core service offerings relating to Broadband services, formerly reported as Data and IP services, due in part to the previously announced investments in service offerings and network infrastructure. This growth was partially offset by decreases in our older Legacy/TDM services which are predominately deployed using TDM, circuit-switched voice technologies. For 2009, we anticipate continued revenue growth. Based on continued investments which leverage next-generation Broadband technologies, we expect revenue from Legacy/TDM services, as a percentage of our total revenue, will continue to decline during 2009 as our sales continue to be focused on next-generation Broadband solutions. The projections for 2009 will be sensitive to influences in a challenging macro-economic environment and regulatory climate changes.

Revenue was earned from services provided in the following categories (dollars in thousands):

	Three Months Ended March 31,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Core services
Broadband	$189,455	50.2%	$153,487	42.5%	$35,968	23.4%
Integrated/Voice	73,747	19.5%	85,939	23.8%	(12,192)	-14.2%

Total core services	263,202	69.7%	239,426	66.3%	23,776	9.9%

Legacy/TDM services	114,623	30.3%	121,723	33.7%	(7,100)	-5.8%

Total revenue	$377,825	100.0%	$361,149	100.0%	$16,676	4.6%

Core Services. During the three months ended March 31, 2009, we experienced continued growth in market demand for telecommunications services utilizing next generation Broadband technologies and transport services as evidenced by the 9.9% increase in revenue from our core services compared to the year-ago period. This increase principally resulted from improvements in IP VPN, IP Flex, Dedicated Private Line, and DIA services. IP VPN revenue for the three months ended March 31, 2009 increased $6.8 million compared to the year-ago period primarily due to continued strong response to marketing efforts in 2008 following the product launch in late 2007. IP VPN offers value compared to traditional private line solutions for secure local access and demand continues to grow as a result. IP Flex is our flagship integrated data and voice solution. Revenue from our IP Flex service for the three months ended March 31, 2009 increased $6.5 million, or 30.3%, compared to the year-ago period primarily due to our continued focus to move customers move from TDM-based solutions. Also contributing significantly to the growth in our Core Broadband services was the $6.0 million, or 8.8%, increase in Dedicated Private Line revenues for the three months ended March 31, 2009 over the same period of the prior year as a result of our investments in our long-haul network. Revenue from our Core Broadband services also increased as a result of a $5.9 million, or 16.0%, increase in DIA revenue and a $3.9 million, or 72.9%, increase in Carrier VoIP origination and termination services during the three months ended March 31, 2009 over the year-ago period.
The growth in the Broadband category of our Core Services was partially offset by a net reduction in Integrated/Voice revenue. This category contains more mature bundled data and voice offerings introduced in 2000 such as XOptions and Integrated Access, as well as traditional CLDT. The primary driver of the decrease in Core Integrated/Voice revenue for the three months ended March 31, 2009 compared to the year-ago period was the customer demand shift from XOptions to Broadband-enabled solutions.
During the remainder of 2009, we expect Core services revenue as a percentage of total revenue to increase compared to 2008 as we continue to orient our marketing focus to respond to the ongoing demand for these products and services.
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

For the three months ended March 31, 2009, revenue from our Legacy/TDM services category decreased compared to the three months ended March 31, 2008 due primarily to declines in our legacy voice products, including retail long distance usage. Our Legacy/TDM services comprise approximately one-third of our installed customer base and generate a considerable percentage of our revenue. We believe certain Legacy/TDM services continue to be an important part of our overall service mix; however, sales and marketing efforts are focused on promoting our Core Broadband services.
Cost of Service
Our cost of service (“COS”) includes telecommunications services costs, network operations costs and pass-through taxes. Telecommunications services costs include expenses directly associated with providing services to customers, such as the cost of connecting customers to our network via leased facilities, leasing components of network facilities and interconnect access and transport services paid to third-party service providers. Network operations include costs related to network repairs and maintenance, costs to maintain rights-of-way and building access facilities, and certain functional costs related to engineering, network, system delivery, field operations and service delivery. Pass-through taxes are taxes we are assessed related to selling our services which we pass through to our customers. COS excludes depreciation and amortization expense.
The following table summarizes our cost of service by component (dollars in thousands):

	Three Months Ended March 31,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Telecommunications services	$158,888	42.0%	$164,692	45.6%	$(5,804)	-3.5%
Network operations	49,389	13.1%	47,990	13.3%	1,399	2.9%
Pass-through taxes	11,727	3.1%	15,662	4.3%	(3,935)	-25.1%

Total cost of services	$220,004	58.2%	$228,344	63.2%	$(8,340)	-3.7%

The COS decrease for the three months ended March 31, 2009 compared to the same period in 2008 was mainly due to the decrease in telecommunications services costs in both dollars and as a percentage of total revenue. The primary factors that contributed to the period over period decrease were an $11.6 million decline in the cost of terminating wholesale long distance usage as a result of traffic terminating to lower cost locations and $9.1 million of incremental cost savings achieved through planned network optimization projects completed as of March 31, 2009. Additionally, we recognized a $3.5 million cost benefit due to net changes in dispute balances and other accrued liabilities. These decreases were partially offset by an $11.2 million growth in sales of our IP and data service lines and the $7.7 million incremental increase in the volume of wholesale long distance usage costs. Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include rehoming circuits to the nearest network POP, hubbing circuits onto the same transport facility, moving network facilities to lower cost providers, disconnection of capacity from third party providers which is no longer required and other similar actions which vary in type, size and duration.

The slight increase in network operations costs from 2008 to 2009 was related to a $1.1 million increase in technical sites maintenance costs and a $0.9 million increase in payroll and related costs.
The decrease in pass-through taxes for the three months ended March 31, 2009 compared to the year-ago period principally resulted from a $4.1 million error correction recorded in 2008 pertaining to the period from 2003 through 2006. We determined certain payments for taxes due to various state and local jurisdictions had been incorrectly recorded and concluded the correction was not material to any of the affected years and corrected the liability during the first quarter of 2008.
In 2009, we expect growth in revenue and communications traffic volume will contribute to increases in our COS, compared to 2008. Although we continue to undertake initiatives and actions to reduce the cost of providing service to our customers, we expect the cost savings from network optimization projects to decline in 2009, compared to 2008. Overall, excluding the effects of future net dispute settlements, if any, we anticipate our COS as a percentage of revenue for the remainder of 2009 will remain relatively consistent with the same period in 2008.
Selling, General and Administrative
Selling, general and administrative expense (“SG&A”) includes expenses related to payroll, commissions, sales and marketing, information systems, general corporate office functions and collection risks. SG&A for the three months ended March 31, 2009 increased slightly compared to the year-ago. However, as a percentage of revenue, SG&A decreased slightly for the three months ended March 31, 2009 compared to the year-ago period. This improvement was principally driven by our continued execution on our initiatives to increase revenue growth, while improving our internal cost structure.  We plan on continuing to invest in the resources and infrastructure necessary to help grow and support our business units during 2009 while continuing to realize cost savings. Our goal during 2009 is to decrease SG&A as a percentage of revenue through implementation of company-wide expense reduction measures in response to the current economy.
Interest Income
During 2008 we issued preferred stock to entities affiliated with our Chairman which enabled us to retire all of our long-term debt and raise capital of $329.2 million. Some of these proceeds were invested in debt and equity securities. The increase in interest income for the three months ended March 31, 2009 compared to the same period of the prior year was due primarily to the interest earned on the debt securities purchased in 2008.
Investment Gain, Net
Investment gain, net for the three months ended March 31, 2009 was related primarily to $5.8 million of cash received from a distribution related to a legal matter regarding our holding of certain debt securities. In addition, we recorded investment gain of $3.9 million from the sale of available-for-sale debt securities. Investment gain, net for the three months ended March 31, 2008 was due principally to a $4.4 million gain from the conversion of a non-publicly traded investment recorded as a non-current asset to a publicly traded available-for-sale investment. This gain was partially offset by $0.3 million of impairments from other-than-temporary declines in market value of marketable securities.

Interest Expense, Net
Interest expense, net decreased significantly for the first quarter of 2009 compared to the first quarter of 2008 because we retired all of our long-term debt in July 2008 with the issuance of preferred stock and therefore incurred no interest expense from long-term debt during the first quarter of 2009. Total interest expense was offset by capitalized interest of $0.4 million and $0.8 million, respectively, for the three months ended March 31, 2009 and 2008.
Capital Expenditures

	Three Months Ended March 31,
(dollars in thousands)	Dollars	% of Revenue
2009	$40,314	10.7%
2008	$65,305	18.1%
Capital expenditures decreased for the three months ended March 31, 2009 compared to the year-ago period due to the timing of expenditures. We plan to spend between $170.0 million and $200.0 million on additional capital expenditures during the remainder of 2009 for continued investment in our networks and Ethernet and Broadband services, expansion into new markets and continuation of our transformation initiative.
Comparison of Segment Financial Results
As of March 31, 2009, we operated our business in two reportable segments: wireline services through XOC and wireless services through Nextlink. XOC and Nextlink offered telecommunications services delivered to different target customers using different technologies. In April 2009, the Company decided to integrate Nextlink’s operations into XOC’s existing product offerings, discontinuing Nextlink as a separate operating segment. Thus, Nextlink will cease to be considered a reportable segment beginning with our Form 10-Q for the three months ended June 30, 2009. XOC will continue to use the LMDS spectrum assets to support existing wireless customers, customer growth and network cost reduction opportunities. We do not allocate interest income, other income, interest expense, investment gains or losses, accretion expense of our preferred stock or income tax expense to our two reportable segments. Additional information about our reportable segments is included in Note 9 of our unaudited condensed consolidated financial statements of this Quarterly Report.

XO Communications
The following table summarizes XOC’s results of operations (dollars in thousands):

	Three Months Ended March 31,
		% of		% of
		XOC		XOC	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Revenue from external customers	$377,465	99.9%	$360,560	99.9%	$16,905	4.7%
Inter-segment revenue	396	0.1%	82	0.1%	314	382.9%

Total revenue	377,861	100.0%	360,642	100.0%	17,219	4.8%
Costs and expenses
Cost of service*	219,885	58.2%	227,038	63.0%	(7,153)	-3.2%
Selling, general and administrative	128,494	34.0%	125,544	34.8%	2,950	2.3%
Depreciation and amortization	42,873	11.3%	45,326	12.5%	(2,453)	-5.4%
Loss on write-down of assets	1,515	0.4%	46	nm	1,469	nm

Total cost and expenses	392,767	103.9%	397,954	110.3%	(5,187)	-1.3%

Segment loss	$(14,906)	-3.9%	$(37,312)	-10.3%	$22,406	-60.0%

Capital expenditures	$38,604	10.2%	$63,366	17.6%	$(24,762)	-39.1%

*	exclusive of depreciation and amortization

nm – not meaningful
Because XOC earned substantially all of our revenue and incurred the majority of our costs and expenses for the three months ended March 31, 2009 and 2008, the discussion of our consolidated operations under the subheading “Results of Operations” above may be used to explain the comparison of financial results for our XOC segment.
Nextlink
The following table contains certain financial data related to our Nextlink segment (dollars in thousands):

	Three Months Ended March 31,
		% of		% of
		Nextlink		Nextlink	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Revenue from external customers	$360	28.5%	$589	67.5%	$(229)	-38.9%
Inter-segment revenue	902	71.5%	283	32.5%	619	218.7%

Total revenue	1,262	100.0%	872	100.0%	390	44.7%
Costs and expenses
Cost of service*	1,405	111.3%	1,671	191.6%	(266)	-15.9%
Selling, general and administrative	1,482	117.4%	2,255	258.6%	(773)	-34.3%
Depreciation and amortization	523	41.5%	203	23.3%	320	157.6%

Total cost and expenses	3,410	270.2%	4,129	473.5%	(719)	-17.4%

Segment loss	$(2,148)	-170.2%	$(3,257)	-373.5%	$(1,109)	-34.1%

Capital expenditures	$1,710	135.5%	$1,939	222.4%	$(229)	-11.8%

*	exclusive of depreciation and amortization

Revenue. Revenue for the three months ended March 31, 2009 increased compared to the same period in 2008 due to increased revenue from XOC. This increase was partially offset by a $0.2 million decline in revenue from one-time equipment sales without services to external customers. Revenue was earned from delivering wireless backhaul, access, and network redundancy and diversity services across several markets including Boston, Chicago, Dallas, Houston, Los Angeles, Sacramento and Washington, D.C. For the three months ended March 31, 2009, Nextlink’s top three customers accounted for 84.8% of Nextlink’s revenue. The largest of these customers was XOC, an affiliate.
Cost of Service. Nextlink’s cost of service for the three months ended March 31, 2009 decreased compared to the same period in 2008 due primarily to a $0.2 million reduction in costs related to equipment sales without services and a $0.1 million reduction of costs required to renew Nextlink’s spectrum licenses.
Selling, General and Administrative. Nextlink’s SG&A decreased for the three months ended March 31, 2009 compared to the same period in 2008 due primarily to $0.3 million lower payroll costs related to headcount reductions and a $0.1 million reduction of professional services as a result of the completion of Nextlink’s spectrum license preservation activities during 2008.
Depreciation and Amortization. Depreciation and amortization expense increased during the three months ended March 31, 2009, compared to the same period in 2008 due to the expansion of Nextlink’s wireless network in markets where it holds LMDS licenses.
Capital Expenditures. Capital expenditures for the three months ended March 31, 2009 decreased compared to the year-ago period due to a reduction of equipment expenditures required to renew Nextlink’s spectrum licenses.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the cost of operations and to acquire capital assets in support of our XOC operations. We believe that cash on hand and operating cash flow will be sufficient to finance our operational cash needs.
Redemption of Class A Convertible Preferred Stock
The terms of our Class A preferred stock provide that on January 15, 2010, we redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Holding, an affiliate of our Chairman, agreed to extend the date on which we would be required to redeem the shares of Class A preferred stock held by ACF Holding from January 15, 2010 to a date no later than April 15, 2010. ACF Holding is the record holder of 3,096,549 shares of Class A preferred stock (the “ACF Holding Shares”) which represent 77.4% of the outstanding shares of the Class A preferred stock. The extension will not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares. We have not yet determined how we will fund the redemption of the Class A preferred stock and expect that the funding of the redemption will depend on market conditions between now and the date of final redemption, as well as other factors. Reductions in our cash balance and recent market volatility in the corporate debt markets may adversely impact our ability to raise additional capital on financially favorable terms. No assurance can be given as to the specific means by which we will maintain necessary levels of liquidity and there can be no assurance that we will have the cash available to redeem the Class A preferred stock when it is required to be redeemed.

Cash Flow
As of March 31, 2009, our balance of cash and cash equivalents was $283.6 million, an increase of $26.9 million from December 31, 2008. The primary reason for this increase was proceeds from the sale of marketable securities. We invested all of our cash provided by operations in strategic, growth-related capital expenditure investments to grow revenue through enhancing our next generation broadband network. As part of plans to grow our business, during the first quarter of 2009 we continued the investments in our long-haul fiber optic network, customer driven collocation sites and Ethernet and Broadband services. We expect our growth-related investment in network and services will continue to outpace our cash inflows from operations during 2009.
The following table summarizes the components of our cash flows for the three months ended March 31 (in thousands):

	2009	2008	Change
Cash provided by operating activities	$32,653	$8,897	$23,756
Cash used in investing activities	$(5,488)	$(64,356)	$(58,868)
Cash (used in) provided by financing activities	$(274)	$73,458	$(73,732)
Operating Activities. The increase in cash provided by operating activities for the three months ended March 31, 2009 compared to the same period in 2008 was related primarily to the $39.9 million decrease in net loss.
Investing Activities. For the three months ended March 31, 2009, cash used in investing activities decreased due to $29.0 million of proceeds received from the sale of debt securities and $5.8 million of proceeds related to a legal matter regarding our holding of certain debt securities. In addition, capital expenditures declined $25.0 million compared to the same period in 2008 due to the timing of expenditures. We plan to spend between $170.0 million and $200.0 million on additional capital expenditures during 2009 for continued investment in our networks and Ethernet and Broadband services, expansion into new markets and continuation of our transformation initiative. Without these expenditures, we believe it would be difficult to continue to effectively compete against the ever increasing pressures from the ILECs as well as wireless and cable providers.
Financing Activities. Cash provided by financing activities for the three months ended March 31, 2008 was predominantly due to $75.0 million of proceeds from a promissory note with a related party.
Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-b and APB Opinion No. 28-a, Interim Disclosures about Fair Value of Financial Instruments, to amend SFAS 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 and APB 28-a are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt FSP 107-b and APB 28-a and provide the additional disclosure requirements for second quarter 2009.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of FSP 157-4 during second quarter 2009, but do not believe this guidance will have a significant impact on our financial position, results of operations, cash flows, or disclosures.
In April 2009, the FASB issued FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of FSP 115-2 and FSP 124-2 during second quarter 2009. We are currently evaluating the impact FSP 115-2 and FSP 124-2 will have on our consolidated financial statements.
In June 2008, the FASB ratified Emerging Issues Task Force No. (“EITF”) 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to the XOH’s own stock, including instruments similar to our preferred stock and warrants to purchase our stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. We adopted EITF 07-5 in the quarter ended March 31, 2009. The adoption of EITF 07-5 did not impact our financial position, results of operations, or cash flows.
Regulatory
For additional information regarding the regulatory matters affecting our business, see “Regulatory” subheading in Item 1, Business of our 2008 Annual Report. Other than as discussed below, during the three months ended March 31, 2009, there was no new material activity related to regulatory matters.

Additional Federal Regulations
Verizon and Qwest Petitions for Forbearance from Unbundling Requirements. On September 6, 2006 and on April 27, 2007, pursuant to section 10 of the Communications Act of 1934, as amended (the “Communications Act”), the regulated, wholly owned subsidiaries of Verizon Communications, Inc. (collectively “Verizon”) and Qwest Corporation (“Qwest”), respectively, filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations. Verizon sought relief in six markets: Boston, New York, Pittsburgh, Philadelphia, Providence, RI and Virginia Beach, VA. Qwest’s request included relief in four markets: Denver, Minneapolis, Phoenix and Seattle. On December 4, 2007, the FCC, in a unanimous decision, found that the current evidence of competition does not satisfy the section 10 forbearance standard with respect to any of Verizon’s requests. Accordingly, the Commission denied the requested relief in all six MSAs. On January 14, 2008, Verizon filed an appeal in the U.S. Court of Appeals for the DC Circuit. On July 25, 2008, in a unanimous decision, the FCC adopted a Memorandum Opinion and Order denying Qwest’s four petitions in their entirety. On July 29, 2008, Qwest filed an appeal of the FCC’s decision with the U.S. Court of Appeals for the DC Circuit. We have intervened in the appeals of the FCC’s decisions in the Verizon and Qwest Forbearance cases in support of the FCC. These appeals are still pending in the U.S. Court of Appeals. In addition, on March 24, 2009, Qwest refiled its petition for forbearance for the Phoenix market, citing greater intermodal competition since July 25, 2008 when the FCC rejected Qwest’s first petition for forbearance for the Phoenix market. It is not possible to predict the outcome of, or potential effect upon, our operations of the pending appeals or Qwest’s newly re-filed forbearance petition.
Additional State and Local Regulation
XO Complaints Against Verizon. On April 18, 2008, XOCS, a wholly owned subsidiary of XO Communications, LLC, filed formal complaints against Verizon New England, Inc. and Verizon Pennsylvania Inc., before the Massachusetts’ Department of Telecommunications and Cable (“MA Department”) and the Pennsylvania Public Utilities Commission respectively. On July 11, 2008, XO Virginia, LLC (“XOVA”), along with several other competitive carriers, filed a formal complaint against Verizon Virginia Inc. before the Virginia State Corporation Commission. On July 24, 2008, XOCS filed a formal complaint against Verizon New York Inc. before the New York Public Service Commission. In the complaints, XOCS and XOVA claimed that Verizon was erroneously, and in violation of its tariff, assessing switched access dedicated tandem trunk port charges on local interconnection trunks used to jointly provide switched access services to third party interexchange carriers. Verizon has filed answers in the Massachusetts, Pennsylvania and Virginia complaint proceedings denying XOCS’s claims and setting forth an affirmative defense. Verizon’s answer has not yet been scheduled in the New York complaint proceeding. In Virginia, the coalition of competitive carriers, including XOCS, filed a reply on September 30, 2008. On April 9, 2009, the MA Department ordered Verizon to discontinue the imposition of the disputed charges on XOCS and to reimburse XOCS for any and all dedicated tandem trunk port charges previously paid by XOCS to Verizon. Evidentiary hearings were held on March 4, 2009 in the Pennsylvania proceeding and are scheduled for May 12, 2009 in the Virginia proceeding. The likely outcomes of the pending proceedings are not known at this time.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are no longer subject to interest rate risk on long-term debt due to the retirement in 2008 of all of our long-term debt and accrued interest.

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
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
A description of the risks associated with our business and operations is set forth in Part I, Item 1A Risk Factors of our 2008 Annual Report. There have been no material changes in our risks from such description.
Item 6. Exhibits.

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (incorporated herein by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.3	Bylaws of XO Holdings, Inc. (incorporated herein by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

10.1	XO Holdings, Inc. 2009 Executive Bonus Plan (filed herewith)

10.2	Employment Agreement, dated as of January 5, 2009, by and between XO Holdings, Inc. and Daniel J. Wagner (incorporated herein by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on January 20, 2009)

14.1	[Amended and Restated] XO Business Ethics Policy (incorporated herein by reference to exhibit 14.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 17, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act as amended (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2009	XO HOLDINGS, INC.
	By:	/s/ Carl J. Grivner
Carl J. Grivner
Chief Executive Officer (Principal Executive Officer)