Form 10-Q
period 2009-06-30
XO HOLDINGS INC
filed 2009-08-10
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months.
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of August 5, 2009 was 182,075,035.

XO HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
XO Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$281,885	$256,747
Marketable securities	115,129	117,148
Accounts receivable, net of allowance for doubtful accounts of $8,975 and $9,727, respectively	139,122	152,622
Prepaid expenses and other current assets	42,410	41,200

Total current assets	578,546	567,717
Property and equipment, net	724,426	724,404
Intangible assets, net	45,233	53,515
Other assets	40,774	30,348

Total Assets	$1,388,979	$1,375,984

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$91,311	$93,547
Accrued liabilities	199,088	221,356

Total current liabilities	290,399	314,903
Deferred revenue, less current portion	47,937	29,715
Other liabilities	47,333	55,215

Total Liabilities	385,669	399,833
Class A convertible preferred stock	267,860	259,948
Class B convertible preferred stock	593,997	573,795
Class C perpetual preferred stock	212,147	200,877

Commitments and contingencies

Stockholders’ Deficit
Preferred stock: par value $0.01 per share, 200,000 shares authorized; 4,000 shares of Class A convertible preferred stock issued and outstanding; 555 shares of Class B convertible preferred stock issued and outstanding; 225 shares of Class C perpetual preferred stock issued and outstanding	—	—
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000 shares authorized; 182,075 shares issued and outstanding	902,307	941,270
Accumulated other comprehensive income (loss)	32,355	(4,844)
Accumulated deficit	(1,005,356)	(994,895)

Total Stockholders’ Deficit	(70,694)	(58,469)

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$1,388,979	$1,375,984

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$385,624	$367,370	$763,448	$728,519

Costs and expenses
Cost of service (exclusive of depreciation and amortization)	229,565	213,272	449,569	441,615
Selling, general and administrative	119,122	127,770	249,085	255,569
Depreciation and amortization	42,910	47,139	86,306	92,668
Impairment of LMDS licenses	8,282	—	8,282	—
Loss (gain) on disposal of assets	2,562	(878)	4,077	(832)

Total costs and expenses	402,441	387,303	797,319	789,020

Loss from operations	(16,817)	(19,933)	(33,871)	(60,501)

Interest income	3,554	801	7,461	1,678
Investment gain (loss), net	8,262	(15)	18,020	4,106
Interest expense, net	(475)	(9,513)	(1,261)	(18,264)
Other income	—	1	—	251

Net loss before income taxes	(5,476)	(28,659)	(9,651)	(72,730)
Income tax expense	(518)	(342)	(810)	(684)

Net loss	(5,994)	(29,001)	(10,461)	(73,414)
Preferred stock accretion	(19,874)	(3,756)	(39,383)	(7,457)

Net loss allocable to common shareholders	$(25,868)	$(32,757)	$(49,844)	$(80,871)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.14)	$(0.18)	$(0.27)	$(0.44)

Weighted average shares, basic and diluted	182,075	182,075	182,075	182,075

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(10,461)	$(73,414)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	86,306	92,668
Accrued interest converted to long term debt	—	18,289
Provision for doubtful accounts	8,449	6,282
Stock-based compensation	421	897
Gain from investments	(18,020)	(4,106)
Impairment of LMDS licenses	8,282	—
Loss (gain) on disposal of assets	4,077	(832)
Changes in assets and liabilities
Accounts receivable	5,052	(9,166)
Other assets	(11,636)	(16,690)
Accounts payable	(1,069)	17,063
Accrued liabilities	(9,967)	(28,553)

Net cash provided by operating activities	61,434	2,438

INVESTING ACTIVITIES:
Capital expenditures	(91,720)	(118,524)
Proceeds from fixed asset sales	150	1,574
Proceeds from the sale of available-for-sale marketable securties	57,238	132

Net cash used in investing activities	(34,332)	(116,818)

FINANCING ACTIVITIES:
Proceeds from issuance of related party note	—	75,000
Financing costs	—	(1,007)
Payments on capital leases	(1,964)	(2,104)

Net cash (used in) provided by financing activities	(1,964)	71,889

Net increase (decrease) in cash and cash equivalents	25,138	(42,491)
Cash and cash equivalents, beginning of period	256,747	108,075

Cash and cash equivalents, end of period	$281,885	$65,584

SUPPLEMENTAL DATA:
Cash paid for interest	$695	$539
Cash paid for income taxes	$993	$854
See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a. Organization
XO Holdings, Inc., together with its consolidated subsidiaries (“XOH” or the “Company”), is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. The Company uses its nationwide internet protocol (“IP”) network, extensive local metropolitan networks and broadband wireless facilities to offer a broad portfolio of services. Core services include products using next generation IP technologies and transport services and include Broadband services and Integrated/Voice services. Legacy/TDM services are primarily deployed using TDM and circuit switched voice technologies such as voice services and managed IP, data and end-to-end communications solutions.
b. Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual consolidated financial statements prepared according to U. S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, although the Company believes the disclosures are adequate to prevent the information presented from being misleading. As a result, the accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Operating results for any interim period are not necessarily indicative of results that may be expected for any subsequent interim period or for the year ended December 31, 2009.
The Company’s condensed consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All inter-company transactions among consolidated entities have been eliminated.
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from these estimates. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Significant items subject to such estimates and assumptions include: estimated customer life related to revenue recognition; estimated collection of accounts receivable; accrued balances and disputed amounts payable for cost of service provided by other telecommunication carriers; liability estimates related to loss contingencies, asset retirement obligations and accruals for underutilized space; estimated useful lives and recoverability of long-lived fixed assets and intangible assets; and valuation of preferred stock.
c. Transaction-Based Taxes and Other Surcharges
The Company records certain transaction-based taxes and other surcharges on a gross basis. For both the three months ended June 30, 2009 and 2008, revenue and expenses included taxes and surcharges of $3.4 million. For the six months ended June 30, 2009 and 2008, revenue and expenses included taxes and surcharges of $6.9 million and $7.4 million, respectively.
d. New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require these disclosures in summarized interim periods. The Company adopted the provisions of FSP 107-1 as of June 30, 2009. The adoption of FSP 107-1 did not affect the amount of any of the Company’s financial statement line items. See Note 4 for information related to the fair value of XOH’s financial instruments.
In April 2009, the FASB issued FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Additionally, FSP 115-2 requires all disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, on a quarterly basis. The Company adopted the provisions of FSP 115-2 as of June 30, 2009. The adoption of FSP FAS 115-2 did not affect the amount of any of the Company’s financial statement line items. The expanded disclosures required by FSP 115-2 are included in Note 5.
e. Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation.

2. COMPREHENSIVE LOSS
Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(5,994)	$(29,001)	$(10,461)	$(73,414)
Other comprehensive income:
Net unrealized gain (loss) on investments	22,817	(319)	37,199	(2,255)

Comprehensive income (loss)	$16,823	$(29,320)	$26,738	$(75,669)

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
In the fourth quarter of 2008, the Company determined that during each period between 2004 and the third quarter of 2008, it had incorrectly calculated the net present value for its underutilized operating leases. As a result, the Company’s underutilized operating lease liability was understated by $9.3 million as of June 30, 2008. Net loss was overstated by $0.7 million for the three months ended June 30, 2008 and understated by $0.8 million for the six months ended June 30, 2008. The Company recorded an immaterial prior period adjustment in December 2008 resulting in the revised amounts below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Prior	Adjusted	Prior	Adjusted
Underutilized operating lease liability	$16,325	$25,654	$16,325	$25,654
Selling, general and administrative	$128,446	$127,770	$254,771	$255,569
Net loss	$(29,677)	$(29,001)	$(72,616)	$(73,414)
Accumulated deficit-beginning	$(911,080)	$(919,614)	$(911,080)	$(919,614)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.18)	$(0.18)	$(0.44)	$(0.44)
4. FAIR VALUE MEASUREMENTS
The carrying amounts reported in our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair values of our marketable securities at June 30, 2009 have been calculated based upon available market information and are as follows (in thousands):

Quoted Prices in
Active Markets
(Level 1)
Available-for-sale marketable securities
Equity securities	$19,214
Corporate debt securities	95,915

Total marketable securities	$115,129

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2009, (in thousands):

	Significant	Total Losses
	Unobservable	for the Six
	Inputs	Months Ended
	(Level 3)	June 30, 2009
LMDS licenses	$27,500	$(8,282)
As a result of integrating the Company’s Nextlink segment into its existing product offerings, the Company performed an impairment evaluation of its LMDS licenses as of June 30, 2009. The Company determined that the fair value of the LMDS licenses were less than their carrying value. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, LMDS licenses with a carrying amount of $35.8 million were written down to their fair value of $27.5 million, resulting in an impairment charge of $8.3 million, which was included in net loss for the period. The fair value of the licenses was determined using a discounted cash flow model. Cash flow projections and assumptions are based on a combination of the Company’s historical performance and trends, the Company’s business plans and management’s estimate of future performance. Other assumptions include the discount rate, costs to build and operate the network and the Company’s projected growth rate.
The Company’s principal concentration of credit risk is accounts receivable. As of June 30, 2009, there were no individual customers who accounted for more than ten percent of the Company’s total trade receivables. Although the Company’s accounts receivable are geographically dispersed and include numerous customers in many different industries, the receivables from other telecommunications service providers represented 33.6% of our consolidated receivables as of June 30, 2009. XOH generally does not require collateral to secure its receivable balances.
5. MARKETABLE SECURITIES
The Company’s marketable securities consist of equity securities and corporate debt securities classified as available-for-sale, which are stated at estimated fair value. Unrealized gains and losses are computed on the basis of average cost and are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized.

A summary of available-for-sale investments is as follows (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2009
Equity Securities	$10,309	$8,905	$—	$19,214
Corporate Debt Securities	72,465	23,450	—	95,915

Total	$82,774	$32,355	$—	$115,129

December 31, 2008
Equity Securities	$10,632	$—	$—	$10,632
Corporate Debt Securities	111,360	1,835	(6,679)	106,516

Total	$121,992	$1,835	$(6,679)	$117,148

At June 30, 2009, the corporate debt securities have contractual maturities of six years.
Proceeds from sales of marketable securities totaled $22.0 million and $51.4 million for the three and six months ended June 30, 2009, respectively. The gross realized gains related to sales of marketable securities were $7.8 million and $11.7 million for the three and six months ended June 30, 2009, respectively. The amount of gains reclassified out of accumulated other comprehensive income into earnings for the three and six months ended June 30, 2009 were $4.6 million and $5.5 million, respectively. There were no gross realized losses related to sales of marketable securities for the three or six months ended June 30, 2009. Proceeds from sales of marketable securities totaled $0.1 million for the three and six months ended June 30, 2008. There were no gross realized gains related to sales of marketable securities for the three or six months ended June 30, 2008. The gross realized losses related to sales of marketable securities were insignificant for the three and six months ended June 30, 2008.
There was no impairment of marketable securities recorded for the three or six months ended June 30, 2009. Impairments of marketable securities for other-than-temporary declines in fair market value were zero and $0.2 million for the three and six months ended June 30, 2008, respectively.
There were no marketable securities with unrealized losses as of June 30, 2009. A summary of marketable securities with unrealized losses as of December 31, 2008, aggregated by the length of time that investments have been in a continuous unrealized loss position is as follows (in thousands):

	Less than Twelve Months
		Gross
	Estimated	Unrealized
	Fair Value	Losses
Corporate Debt Securities	$65,786	$(6,679)
The Company recognized net investment gains of $8.3 million and $18.0 million for the three and six months ended June 30, 2009, respectively. Net investment gains for the three months ended June 30, 2009 principally resulted from realized gains from the sale of available-for-sale securities. For the six months ended June 30, 2009, net investment gains principally resulted from $11.7 million of realized gains from the sale of available-for-sale marketable securities and the receipt of a $5.8 million distribution related to a legal matter regarding the Company’s holding of certain debt securities.
The Company’s net investment gains for the six months ended June 30, 2008 principally resulted from a $4.4 million gain from the conversion of a non-publicly traded investment recorded as a non-current asset to a publicly-traded available-for-sale security.
6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Telecommunications networks and acquired bandwith	$1,291,025	$1,211,894
Furniture, fixtures, equipment and other	388,231	371,561

	1,679,256	1,583,455
Less: accumulated depreciation	(1,021,480)	(931,607)

	657,776	651,848
Construction-in-progress, parts and equipment	66,650	72,556

Property and equipment, net	$724,426	$724,404

Depreciation and amortization expense was $42.9 million and $47.1 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, depreciation and amortization expense was $86.3 million and $92.7 million, respectively. Assets classified as construction-in-progress, parts and equipment are not being depreciated as they have not yet been placed in service. During the three months ended June 30, 2009 and 2008, the Company capitalized interest on construction costs of $0.4 million and $0.6 million, respectively. During the six months ended June 30, 2009 and 2008, the Company capitalized interest on construction costs of $0.9 million and $1.3 million, respectively.
7. EARNINGS (LOSS) PER SHARE
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

The table below details the anti-dilutive items that were excluded in the computation of net loss per common share, diluted for the three and six months ended June 30, (in millions):

	2009	2008
Stock options	8.2	9.7
Warrants	23.7	23.7
Class A preferred stock	58.0	54.6
Class B convertible preferred stock	394.9	—
8. INCOME TAXES
The provision for income taxes for the three and six months ended June 30, 2009 of $0.5 million and $0.8 million, respectively, and $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2008, are for current taxes. Of the $0.8 million provision for income taxes recorded in the six months ended June 30, 2009, $0.2 million relates to provision for foreign income taxes. The Company has a full valuation against its operating loss and net deferred tax assets. The current provision for income taxes consists primarily of the Texas Gross Margin Tax, Michigan Modified Gross Receipts Tax, Foreign Income Tax and interest on certain state income tax positions.
Open Tax Years
The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including California, New Jersey, Texas, and Virginia remain open for the tax years 2005 through 2008.
9. RELATED PARTY TRANSACTIONS
Various entities controlled by Carl C. Icahn, the Chairman of the Company’s Board of Directors and the Company’s majority stockholder (the “Chairman”), hold the following interests in the Company:

	At June 30, 2009 [1]	At December 31, 2008 [2]
Outstanding Common Stock	Greater than 50%	Greater than 50%
Series A, B and C Warrants	Greater than 40%	Greater than 40%
Class A Preferred Stock [3]	Greater than 70%	Greater than 70%
Class B Convertible Preferred Stock	100%	100%
Class C Perpetual Preferred Stock	100%	100%

[1]	As reported in the July 1, 2009 Form 4 for the Chairman and other parties to such joint filing, and the July 1, 2009 Amendment No. 18 to Schedule 13D filed by the Chairman and other parties to such joint filing.

[2]	As reported in the January 5, 2009 Form 4 for the Chairman and other parties to such joint filing, and the January 5, 2009 Amendment No. 15 to Schedule 13D filed by the Chairman and other parties to such joint filing.

[3]	The terms of the Company’s Class A preferred stock provide that on January 15, 2010, the Company redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Industries Holding Corp. (“ACF Holding”), an affiliate of the Chairman, agreed to extend the date on which the Company would be required to redeem the shares of Class A preferred stock held by ACF Holding from January 15, 2010 to a date no later than April 15, 2010. ACF Holding is the record holder of 3,096,549 shares of Class A preferred stock (the “ACF Holding Shares”) which represent 77.4% of the outstanding shares of the Class A preferred stock as of June 30, 2009 (83.8% after giving effect to the July 9, 2009 repurchase of 304,314 shares of Class A preferred stock discussed in Note 12). The extension will not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares.

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
10. SEGMENT INFORMATION
As previously reported in the Company’s 2008 Annual Report, the Company operated its business in two reportable segments through two primary operating subsidiaries. XO Communications, LLC operated the Company’s wireline business under the trade name “XO Communications” (“XOC”) and Nextlink Wireless, Inc. (“Nextlink”) operated the Company’s fixed-wireless business. XOC and Nextlink were managed separately; each segment required different resources, expertise and marketing strategies. In April 2009, the Company decided to integrate Nextlink’s operations into XOC’s existing product offerings, discontinuing Nextlink as a separate operating segment. As a result of this change, the Company’s chief operating decision maker no longer reviews the results of Nextlink’s operations to evaluate performance and allocate resources. Thus, Nextlink ceased to be considered a reportable segment resulting in XOC being the only operating segment for the Company as of June 30, 2009. XOC continues to use the LMDS spectrum assets to support existing wireless customers, customer growth and network cost reduction opportunities.
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
Metro Nashville
The Metropolitan Government of Nashville and Davidson County, Tennessee (“Metro”) filed a complaint against XO Tennessee, Inc. (“XOT”), now XO Communications Services Inc., successor in interest to XOT, on March 1, 2002, before the Tennessee State Chancery Court for Davidson County, Tennessee. Metro sought declaratory judgment that, under Metro’s franchise ordinance and the franchise agreement executed by XOT’s predecessor, US Signal, on October 18, 1994, XOT (a) owed franchise fees in the amount of five percent of gross revenues from 1997 to current, and (b) was contractually obligated to allow Metro access and use of four dark fibers on XOT’s network. On February 28, 2003, XOT answered the complaint contending that the franchise fee and “dark fiber” compensation provisions violated Tennessee and federal law. XOT also filed a counterclaim seeking to recover all sums paid to Metro under the invalid ordinance and to recover the value of the free fiber that Metro has been using and continues to use without payment. In an amended complaint, Metro added an alternative basis for relief, namely legal or equitable relief up to its costs allocated to XOT for maintaining, managing, and owning the rights-of-way. Based on a study conducted by Metro (received by the Company in November 2006) and the length of the relevant period of this case, to date, Metro’s costs, as calculated by Metro for the relevant period and allocated by Metro to XOT, would likely exceed $20.0 million. XOT disputes the methodology and results of the study and believes a reasonable estimate of Metro’s relevant costs to be no more than $1.0 million. On August 9, 2007, XOT filed a motion for judgment on the pleadings. On February 25, 2008, the court denied XOT’s motion. On March 26, 2008, XOT filed a request with the court seeking permission to file an interlocutory appeal of the court’s denial. On July 16, 2009, the court granted XOT’s Motion for Interlocutory Appeal. XOT is now petitioning the appellate court to take the appeal. The matter has been stayed by the court pending the outcome of the interlocutory appeal. An estimated loss, if any, associated with this case is not known at this time.
Nashville Electric Service
On June 5, 2008, the Nashville Electric Service, part of Metro, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a fiber optics license agreement, commonly referred to as a “pole attachment” agreement, previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in the Company’s fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either four percent of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid to NES under the “gross revenue” provisions. The pole attachment expired in January of 2005, and NES has refused to renegotiate the terms of the pole attachment agreement, and has attempted to treat the agreement as extending from month-to-month, although no such provisions exist in the pole attachment agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment, and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court (the US District Court, Middle District of Tennessee). On June 30, 2008, NES filed a motion to remand the case back to state court, but that motion was denied by the Court. On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. On January 7, 2009 the Court denied NES’ motion to dismiss. In July of 2009, XOCS renewed settlement discussions with NES. On August 6, 2009, the parties reached agreement in principle for a settlement which is subject to negotiation of final details and documentation. The effect of this case is not expected to be material to the Company’s financial position, results of operations, or cash flows.
Choice Tel
On August 30, 2007, the Company notified Choice Tel, a business channel agent for the Company, of the Company’s decision to terminate the agent agreement because of Choice Tel’s apparent failure to sell the Company’s services. Choice Tel challenged that termination and, on November 22, 2007, filed an arbitration claim, believing it was due at least $2.4 million in residual commissions. The arbitration hearing was conducted on March 11, 2009. On May 27, 2009, the Arbitrator found in favor of Choice Tel on the issue of liability for breach of contract. The arbitration hearing on damages has not been scheduled. An estimated loss, if any, associated with this case is not known at this time.
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
R2 Derivative Litigation
On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York (New York County) naming individual members of the Company’s Board of Directors and certain entities controlled by Carl C. Icahn, the Chairman of the Company’s Board of Directors, as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009 the Defendants filed a Motion to Dismiss the Complaint. The effect of this case on the Company, if any, is not known at this time.
12. SUBSEQUENT EVENTS
The Company adopted SFAS 165, Subsequent Events, as of June 30, 2009. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 did not affect the amount of any of the Company’s financial statement line items. The Company has evaluated subsequent events through August 10, 2009, the issue date of these financial statements.
On July 6, 2009, the Company entered into a Stock Purchase Agreement to repurchase 304,314 shares of Class A preferred stock from entities unaffiliated with the Company at an aggregate purchase price of approximately $18.4 million. The repurchase closed on July 9, 2009.
On July 9, 2009, the Company received a letter from ACF Industries Holding Corp. (“ACF Holding”), an entity wholly owned by the Chairman that owns the majority of the Company’s common shares, pursuant to which ACF Holding made a non-binding proposal to acquire all of the Company’s outstanding common shares which it does not own, for consideration in the form of cash of $0.55 per share. The letter states that in no event is ACF Holding or its affiliates prepared to be a seller of its shares of common stock in any transaction and, therefore, it will not sell or transfer its shares to a third party or vote in favor of a transaction which involves the sale or transfer of its shares to a third party. On July 10, 2009, the Company’s Board of Directors established a Special Committee to consider, review, and evaluate ACF Holding’s proposal. The Special Committee has retained J.P. Morgan Securities Inc. to act as its financial advisor, Dechert LLP as its legal counsel and Bouchard Margules & Friedlander, P.A. as its Delaware legal counsel.

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
In 2008 we retired all of our long-term debt through the sale of preferred stock to entities affiliated with our Chairman. During 2009, we plan to continue to use the remaining proceeds from such sale to fund our business and growth initiatives, provide ongoing working capital for our business and pursue additional opportunities which create value for our shareholders. We continue to see opportunities to invest our capital and invested $91.7 million during the six months ended June 30, 2009 for long-term growth.
During the first half of 2009, we continued to see the results from a number of initiatives previously implemented including the lighting of our long-haul fiber network, development of the carrier/wholesale channel, and expansion of our portfolio of services to business and enterprise customers. Our prior capital expenditure investments significantly contributed to $46.8 million of revenue growth for our core services. While our total revenue increased 4.8% for the six months ended June 30, 2009 compared to the year-ago period, we were able to limit the corresponding increase in cost of service to 1.8% due primarily to planned network optimization projects. Additionally, improvements to our internal cost structure have driven the reduction in our selling, general and administrative expenses as a percentage of revenue to 32.6% for the six months ended June 30, 2009 from 35.1% for the year-ago period.
As a result of discontinuing Nextlink as a separate operating segment and integrating its operations into our existing product offerings, we performed an impairment evaluation of our LMDS licenses as of June 30, 2009. We determined that the carrying value of these assets exceeded their fair value and recorded an impairment charge of $8.3 million during the second quarter of 2009.
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
We continue to monitor the impact of macro-economic conditions on our business. Potential negative aspects include a general slowdown in the demand for telecommunications services, delayed IT and other projects that have telecommunications needs, elongated sales cycles on the part of our customers, higher involuntary churn, and delayed payments from customers.

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, cost of service, allowance for uncollectible accounts, assessment of loss contingencies and property and equipment. For more information on critical accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
During the three months ended June 30, 2009, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.
Results of Operations
The following table contains certain data from our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,
		% of		% of
		Consolidated		Consolidated	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Revenue	$385,624	100.0%	$367,370	100.0%	$18,254	5.0%

Costs and expenses:
Cost of service*	229,565	59.5%	213,272	58.0%	16,293	7.6%
Selling, general and administrative	119,122	30.9%	127,770	34.8%	(8,648)	-6.8%
Depreciation and amortization	42,910	11.1%	47,139	12.8%	(4,229)	-9.0%
Impairment of LMDS licenses	8,282	2.2%	—	—	8,282	nm
Loss (gain) on disposal of assets	2,562	0.7%	(878)	-0.2%	3,440	391.8%

Total costs and expenses	402,441	104.4%	387,303	105.4%	15,138	3.9%

Loss from operations	$(16,817)	-4.4%	$(19,933)	-5.4%	$(3,116)	-15.6%

*	exclusive of depreciation and amortization

nm — not meaningful

	Six Months Ended June 30,
		% of		% of
		Consolidated		Consolidated	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Revenue	$763,448	100.0%	$728,519	100.0%	$34,929	4.8%

Costs and expenses:
Cost of service*	449,569	58.9%	441,615	60.6%	7,954	1.8%
Selling, general and administrative	249,085	32.6%	255,569	35.1%	(6,484)	-2.5%
Depreciation and amortization	86,306	11.3%	92,668	12.7%	(6,362)	-6.9%
Impairment of LMDS licenses	8,282	1.1%	—	—	8,282	nm
Loss (gain) on disposal of assets	4,077	0.5%	(832)	-0.1%	4,909	-590.0%

Total costs and expenses	797,319	104.4%	789,020	108.3%	8,299	1.1%

Loss from operations	$(33,871)	-4.4%	$(60,501)	-8.3%	$(26,630)	-44.0%

*	exclusive of depreciation and amortization

nm — not meaningful
Revenue
Total revenue for the three and six months ended June 30, 2009 increased 5.0% and 4.8%, respectively, due to growth in our core service offerings relating to Broadband services, formerly reported as Data and IP services, due in part to the investments in next-generation Broadband services combined with sales and marketing efforts targeting these high-growth strategic services. This growth was partially offset by decreases in Integrated/Voice and our older Legacy/TDM services which are predominately deployed using TDM, circuit-switched voice technologies. Based on continued investments which leverage next-generation Broadband technologies, we expect revenue from Legacy/TDM services, as a percentage of our total revenue, will continue to decline during 2009 as our sales continue to be focused on next-generation Broadband solutions. Results for 2009 have been and likely will continue to be sensitive to influences in a challenging macro-economic environment and changes in the regulatory climate.
Revenue was earned from services provided in the following categories (dollars in thousands):

	Three Months Ended June 30,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Core services
Broadband	$195,361	50.7%	$163,744	44.6%	$31,617	19.3%
Integrated/Voice	74,533	19.3%	82,026	22.3%	(7,493)	-9.1%

Total core services	269,894	70.0%	245,770	66.9%	24,124	9.8%

Legacy/TDM services	115,730	30.0%	121,600	33.1%	(5,870)	-4.8%

Total revenue	$385,624	100.0%	$367,370	100.0%	$18,254	5.0%

Core Services. For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, we experienced continued growth in market demand for telecommunications services utilizing next generation Broadband technologies and transport services as evidenced by the 19.3% increase in revenue from our Broadband services. This increase principally resulted from improvements in IP VPN, IP Flex, Dedicated Private Line, and DIA services. IP VPN revenue for the three months ended June 30, 2009 increased $7.7 million compared to the year-ago period primarily due to continued strong response to marketing efforts in 2008 following the product launch in late 2007. IP VPN offers value compared to traditional private line solutions for secure local access and demand continues to grow as a result. IP Flex is our flagship integrated data and voice solution. Revenue from our IP Flex service for the three months ended June 30, 2009 increased $5.6 million, or 24.1%, compared to the year-ago period primarily due to our continued focus to move customers from TDM-based solutions. Also contributing significantly to the growth in our Core Broadband services was the $4.2 million, or 6.1%, increase in Dedicated Private Line revenues for the three months ended June 30, 2009 compared to the year-ago period as a result of our investments in our long-haul network. Revenue from our Broadband services also increased as a result of a $4.8 million, or 12.4%, increase in DIA revenue and a $3.6 million, or 46.9%, increase in wholesale VoIP origination and termination services during the three months ended June 30, 2009 over the year-ago period.
The growth in the Broadband category of our Core Services was partially offset by a net reduction in Integrated/Voice revenue. This category contains more mature bundled data and voice offerings introduced in 2000 such as XOptions and Integrated Access, as well as traditional carrier long distance termination (“CLDT”). Revenue from CLDT increased $5.6 million, or 26.9%, compared to the year-ago period as demand was strong. However, this gain was more than offset by the decrease in traditional TDM-based integrated solutions as part of the customer demand shift to Broadband-enabled solutions.
Legacy/TDM Services. Voice and data services we consider to be legacy are primarily deployed using TDM, circuit switched voice technologies. Legacy voice and other services include basic business lines, switched trunks, local usage, commercial traditional switched long distance, carrier reciprocal access, IVR, voice conferencing, calling card and revenue from transaction-based pass-through taxes.
For the three months ended June 30, 2009, revenue from our Legacy/TDM services category decreased compared to the three months ended June 30, 2008 due primarily to declines in our legacy voice products, including retail long distance usage. Our Legacy/TDM services comprise approximately one-third of our installed customer base and generate a considerable percentage of our revenue. We believe certain Legacy/TDM services continue to be an important part of our overall service mix; however, sales and marketing efforts are focused on promoting our Core Broadband services.

	Six Months Ended June 30,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Core services
Broadband	$384,727	50.4%	$317,231	43.5%	$67,496	21.3%
Integrated/Voice	147,289	19.3%	167,965	23.1%	(20,676)	-12.3%

Total core services	532,016	69.7%	485,196	66.6%	46,820	9.6%

Legacy/TDM services	231,432	30.3%	243,323	33.4%	(11,891)	-4.9%

Total revenue	$763,448	100.0%	$728,519	100.0%	$34,929	4.8%

Core Services. During the six months ended June 30, 2009, revenue from our Broadband services increased 21.3% compared to the year-ago period primarily due to increased revenue from our IP VPN, IP Flex, Dedicated Private Line, and DIA services. IP VPN revenue for the six months ended June 30, 2009 increased $14.5 million compared to the year-ago period primarily due to continued strong response to marketing efforts. Revenue from our IP Flex service for the six months ended June 30, 2009 increased $12.1 million, or 27.1%, compared to the year-ago period primarily due to our continued focus to move customers from TDM-based solutions. Also contributing significantly to the growth in our Core Broadband services was the $10.2 million, or 7.4%, increase in Dedicated Private Line revenues for the six months ended June 30, 2009 compared to the year-ago period as a result of our investments in our long-haul network. Revenue from our Core Broadband services also increased as a result of a $10.8 million, or 14.2%, increase in DIA revenue and a $7.5 million, or 55.5%, increase in wholesale VoIP origination and termination services during the six months ended June 30, 2009 over the year-ago period.
The growth in the Broadband category of our Core Services was partially offset by a net reduction in Integrated/Voice revenue for the six months ended June 30, 2009 compared to the year-ago period. Integrate/Voice revenue decreased due principally to the decrease in traditional TDM-based integrated solutions as part of the demand shift from XOptions to Broadband-enabled solutions. This decline was partially offset by a $6.1 million, or 14.0%, increase in CLDT revenue for the six months ended June 30, 2009 compared to the year-ago period due to strong demand.
During the remainder of 2009, we expect Core services revenue as a percentage of total revenue to increase compared to 2008 as we continue to orient our marketing focus to respond to the ongoing demand for these products and services.
Legacy/TDM Services. For the six months ended June 30, 2009, revenue from our Legacy/TDM services category decreased compared to the six months ended June 30, 2008 due primarily to the $18.3 million, or 11.6%, decline in our legacy voice products.
During the remainder of 2009, we expect our Legacy/TDM services revenue to decrease compared to 2008 as we continue to orient our marketing focus to our Core Services.

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
The following table summarizes our cost of service by component (dollars in thousands):

	Three Months Ended June 30,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Telecommunications services	$165,990	43.0%	$153,762	41.8%	$12,228	8.0%
Network operations	49,766	12.9%	47,438	12.9%	2,328	4.9%
Pass-through taxes	13,809	3.6%	12,072	3.3%	1,737	14.4%

Total cost of services	$229,565	59.5%	$213,272	58.0%	$16,293	7.6%

The COS increase for the three months ended June 30, 2009 compared to the same period in 2008 was mainly due to the increase in telecommunications services costs in both dollars and as a percentage of total revenue. The primary factors that contributed to the period over period increase were $12.0 million related to growth in sales of our Broadband service lines and the $10.7 million incremental increase in wholesale long distance usage costs. These increases were partially offset by $9.9 million of incremental cost savings achieved through planned network optimization projects completed as of June 30, 2009. Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include rehoming circuits to the nearest network POP, hubbing circuits onto the same transport facility, moving network facilities to lower cost providers, disconnection of capacity from third party providers which is no longer required and other similar actions which vary in type, size and duration.

	Six Months Ended June 30,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Telecommunications services	$324,229	42.5%	$318,453	43.7%	$5,777	1.8%
Network operations	99,804	13.1%	95,428	13.1%	4,375	4.6%
Pass-through taxes	25,536	3.3%	27,734	3.8%	(2,198)	-7.9%

Total cost of services	$449,569	58.9%	$441,615	60.6%	$7,954	1.8%

The telecommunications services increase for the six months ended June 30, 2009 compared to the same period in 2008 was due primarily to $23.4 million of growth in sales of our Broadband service lines and the $6.3 million incremental increase in wholesale long distance usage costs. These increases were partially offset by $19.0 million of incremental cost savings achieved through planned network optimization projects completed as of June 30, 2009. Additionally, we recognized a $4.4 million cost benefit during 2009 due to net changes in dispute balances and other accrued liabilities.
The decrease in pass-through taxes for the six months ended June 30, 2009 compared to the year-ago period principally resulted from a $4.1 million error correction recorded in 2008 pertaining to the period from 2003 through 2006. We determined certain payments for taxes due to various state and local jurisdictions had been incorrectly recorded and concluded the correction was not material to any of the affected years and corrected the liability during the first quarter of 2008.
In 2009, we expect growth in revenue and communications traffic volume will contribute to increases in our COS, compared to 2008. Overall, excluding the effects of future net dispute settlements, if any, we anticipate our COS as a percentage of revenue for the remainder of 2009 will remain relatively consistent with the same period in 2008.
Selling, General and Administrative
Selling, general and administrative expense (“SG&A”) includes expenses related to payroll, commissions, sales and marketing, information systems, general corporate office functions and collection risks. SG&A decreased during the three months ended June 30, 2009 compared to the same period in 2008 primarily due to a $9.9 million decrease in payroll related expenses due to headcount reductions and changes in employee benefit programs.
For the six months ended June 30, 2009 compared to the same period in 2008, SG&A decreased primarily due to a $10.7 million decrease in payroll and related expenses due to headcount reductions and changes in employee benefit programs. This decrease was partially offset by the $4.5 million increase in legal related expenses due to favorable developments in ongoing litigation during 2008 which were not repeated during 2009.
SG&A as a percentage of revenue decreased to 32.6% for the six months ended June 30, 2009 from 35.1% for the year-ago period. This improvement was principally driven by our continued execution on our initiatives to increase revenue growth, while improving our internal cost structure. We plan on continuing to invest in the resources and infrastructure necessary to help grow and support our business units during 2009 while continuing to realize cost savings. Our goal during 2009 is to decrease SG&A as a percentage of revenue through implementation of company-wide expense reduction measures in response to the current economy.
Impairment of LMDS Licenses
As a result of the impairment evaluation performed for our LMDS licenses resulting from the integration of our Nextlink operations into our existing product offerings, it was determined that the fair value of our LMDS licenses was less than its carrying value. Consequently, the carrying value of our LMDS licenses was reduced by $8.3 million in the quarter ended June 30, 2009.
Interest Income
The $2.8 million and $5.8 million, respectively, increases in interest income for the three and six months ended June 30, 2009 compared to the same periods of the prior year were due primarily to the interest earned on the debt securities purchased in 2008.

Investment Gain, Net
We recognized net investment gains of $8.3 million and $18.0 million for the three and six months ended June 30, 2009, respectively. Net investment gains for the three months ended June 30, 2009 principally resulted from realized gains from the sale of available-for-sale securities. For the six months ended June 30, 2009, net investment gains principally resulted from $11.7 million of realized gains from the sale of available-for-sale marketable securities and the receipt of a $5.8 million distributions related to a legal matter regarding our holding of certain debt securities.
Our net investment gains for the six months ended June 30, 2008 principally resulted from a $4.4 million gain from the conversion of a non-publicly traded investment recorded as a non-current asset to a publicly-traded available-for-sale security.
Interest Expense, Net
Interest expense, net decreased from $9.5 million for the three months ended June 30, 2008 to $0.5 million for the current year period. Interest expense, net declined $17.0 million to $1.3 million for the six months ended June 30, 2009 compared to the same period during 2008. These declines in interest expense occurred because we retired all of our long-term debt in July 2008 with the issuance of preferred stock and therefore incurred no related interest expense during 2009. Total interest expense was offset by capitalized interest of $0.4 million and $0.6 million, respectively, for the three months ended June 30, 2009 and 2008 and $0.9 million and $1.3 million, respectively, for the six months ended June 30, 2009 and 2008.
Capital Expenditures

Six Months Ended June 30,		% of Revenue
(dollars in thousands)
2009	$91,720	12.0%
2008	$118,524	16.3%
Capital expenditures decreased for the six months ended June 30, 2009 compared to the year-ago period due to timing of expenditures. We plan to spend between $120.0 million and $140.0 million on additional capital expenditures during the remainder of 2009 for continued investment in our networks and Ethernet and Broadband services, expansion into new markets and continuation of our transformation initiatives.
Liquidity and Capital Resources
Our primary capital needs are to finance the cost of operations, to acquire capital assets in support of our operations and to fund the redemption of our Class A preferred stock. We believe that cash on hand and operating cash flow will be sufficient to finance our operational cash needs. We are exploring various alternatives to obtain additional capital to fund the redemption of the Class A preferred stock and to meet other strategic needs. We believe that these alternatives should not include an issuance of high yield debt because such an issuance would be deleterious to XOH for the following reasons: 1) the high cost of such debt will negatively affect our ability to compete in the current highly competitive telecommunications environment and 2) the unduly burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in the current highly competitive telecommunications environment.
Redemption of Class A Convertible Preferred Stock
The terms of our Class A preferred stock provide that on January 15, 2010, we redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Holding, an affiliate of our Chairman, agreed to extend the date on which we would be required to redeem the shares of Class A preferred stock held by ACF Holding from January 15, 2010 to a date no later than April 15, 2010. ACF Holding is the record holder of 3,096,549 shares of Class

A preferred stock (the “ACF Holding Shares”) which represent 77.4% of the outstanding shares of the Class A preferred stock as of June 30, 2009 (83.8% after giving effect to the July 9, 2009 repurchase of 304,314 shares of Class A preferred shares as discussed in the following paragraph). The extension will not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares.
On July 9, 2009, we repurchased 304,314 shares of our Class A preferred stock from entities unaffiliated with XOH at an aggregate purchase price of approximately $18.4 million, which reduced the amount of Class A preferred stock we are required to redeem by January 15, 2010.
Cash Flow
As of June 30, 2009, our balance of cash and cash equivalents was $281.9 million, an increase of $25.1 million from December 31, 2008. The primary reason for this increase was the $50.9 million proceeds from sale of marketable securities and $61.4 million of operating cash flow, partially offset by $91.7 million of capital expenditures. We invested all of our cash provided by operations in strategic, growth-related capital expenditure investments to grow revenue through enhancing our next generation broadband network. As part of plans to grow our business, during the first half of 2009 we continued the investments in our long-haul fiber optic network, customer driven collocation sites and Ethernet and Broadband services. We expect our growth-related investment in network and services will continue to outpace our cash inflows from operations during the remainder of 2009.
The following table summarizes the components of our cash flows for the six months ended June 30 (in thousands):

	2009	2008	Change
Cash provided by operating activities	$61,434	$2,438	$58,996
Cash used in investing activities	$(34,332)	$(116,818)	$(82,486)
Cash (used in) provided by financing activities	$(1,964)	$71,889	$(73,853)
Operating Activities. The increase in cash provided by operating activities for the six months ended June 30, 2009 compared to the same period in 2008 was related primarily to the $63.0 million decrease in net loss.
Investing Activities. For the six months ended June 30, 2009, cash used in investing activities decreased due primarily to $50.9 million of proceeds received from the sale of debt securities and $5.8 million of proceeds related to a legal matter regarding our holding of certain debt securities. In addition, capital expenditures declined $26.8 million compared to the same period in 2008 due to the timing of expenditures. We plan to spend between $120.0 million and $140.0 million on additional capital expenditures during 2009 for continued investment in our networks and Ethernet and Broadband services, expansion into new markets and continuation of our transformation initiative. Without these expenditures, we believe it would be difficult to continue to effectively compete against the ever increasing pressures from the ILECs as well as wireless and cable providers.
Financing Activities. Cash provided by financing activities for the six months ended June 30, 2008 was predominantly due to $75.0 million of proceeds from a promissory note with an affiliate of our Chairman.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements.
In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require these disclosures in summarized interim periods. We adopted the provisions of FSP 107-1 as of June 30, 2009. The adoption of FSP 107-1 did not affect the amount of any of our financial statement line items.
In April 2009, the FASB issued FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Additionally, FSP 115-2 requires all disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, on a quarterly basis. We adopted the provisions of FSP 115-2 as of June 30, 2009. The adoption of FSP 115-2 did not affect the amount of any of our financial statement line items.
Regulatory
For additional information regarding the regulatory matters affecting our business, see the “Regulatory” subheading in Item 1, Business of our 2008 Annual Report. Other than as discussed below, during the three months ended June 30, 2009, there was no new material activity related to regulatory matters.
LMDS Licenses
Our wholly-owned subsidiary, Nextlink Wireless, Inc., holds 91 licenses in the LMDS wireless spectrum (28-31 GHz range) and ten 39 GHz licenses. These licenses cover 75 basic trading areas (“BTA”), which are typically cities or metropolitan areas located throughout the United

States. For every license, the license holder must make both a license renewal filing and a demonstration of “substantial service” at the FCC.
LMDS License Renewal Filings. The license terms of our wireless licenses are generally ten years and are renewable for additional ten year terms. The renewal dates for our 39 GHz licenses are in 2010. Ninety of our 91 LMDS licenses were up for renewal in 2008. Of the 13 renewal requests pending with the FCC as of December 31, 2008, nine of our LMDS licenses were renewed on May 20, 2009, followed by FCC action on June 30, 2009 to approve the final four pending LMDS license renewals. As of June 30, 2009, the FCC had granted renewal of all 90 of our LMDS licenses that were up for renewal in 2008.
LMDS Substantial Service Filings. In order to secure renewal of its LMDS licenses, we must generally be in compliance with all relevant FCC rules and demonstrate that we are providing “substantial service” in our licensed areas. As of December 31, 2008, the FCC had approved our successful demonstration of substantial service in 30 of our LMDS licensed markets, with 13 demonstrations pending approval. On May 20, 2009, the FCC approved the substantial service showings for nine of our LMDS markets, followed by FCC action on June 26, 2009, approving substantial service showings for the final four LMDS licenses. As of June 30, 2009, the FCC had approved substantial service showings for 43 LMDS licensed markets. The remaining 48 LMDS substantial service demonstrations have been granted an extension until June 1, 2012 by the FCC.
Additional Federal Regulations
Verizon and Qwest Petitions for Forbearance from Unbundling Requirements. On September 6, 2006 and on April 27, 2007, pursuant to section 10 of the Communications Act of 1934, as amended (the “Communications Act”), the regulated, wholly owned subsidiaries of Verizon Communications, Inc. (collectively “Verizon”) and Qwest Corporation (“Qwest”), respectively, filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations. Verizon sought relief in six markets: Boston, New York, Pittsburgh, Philadelphia, Providence, RI and Virginia Beach, VA. Qwest’s request included relief in four markets: Denver, Minneapolis, Phoenix and Seattle. On December 4, 2007, the FCC, in a unanimous decision, found that the current evidence of competition does not satisfy the section 10 forbearance standard with respect to any of Verizon’s requests. Accordingly, the Commission denied the requested relief in all six MSAs. On January 14, 2008, Verizon filed an appeal in the U.S. Court of Appeals for the DC Circuit (“DC Circuit”). On July 25, 2008, in a unanimous decision, the FCC adopted a Memorandum Opinion and Order denying Qwest’s four petitions in their entirety. On July 29, 2008, Qwest filed an appeal of the FCC’s decision with the U.S. Court of Appeals for the DC Circuit. We intervened in the appeals of the FCC’s decisions in the Verizon and Qwest Forbearance cases in support of the FCC. On June 19, 2009, the DC Circuit ruled on Verizon’s appeal, remanding to the FCC a very limited question regarding how the FCC reached its rejection of the forbearance petitions — but not overturning the actual decision. While the Qwest appeal is still pending in the DC Circuit, on July 17, 2009, the FCC asked the DC Circuit to remand the pending Qwest appeal back to the FCC so that the issues in the Qwest forbearance case can be decided simultaneously with the remand of the Verizon forbearance case. In addition, on March 24, 2009, Qwest re-filed its petition for forbearance for the Phoenix market, citing greater intermodal competition since July 25, 2008 when the FCC rejected Qwest’s first petition for forbearance for the Phoenix market. The FCC has asked interested parties to file comments and reply comments on the Qwest re-filed Phoenix petition by August 28, 2009 and September 28, 2009, respectively. It is not possible to predict the outcome of, or potential effect upon, our operations of the pending Qwest appeal or Qwest’s re-filed forbearance petition for the Phoenix market.
Additional State and Local Regulation
XOH Complaints Against Verizon. On April 18, 2008, XOCS filed formal complaints against Verizon New England, Inc. and Verizon Pennsylvania Inc., before the Massachusetts’ Department of Telecommunications and Cable (“MA Department”) and the Pennsylvania Public Utilities Commission, respectively. On July 11, 2008, XO Virginia, LLC (“XOVA”), along with several other competitive carriers, filed a formal complaint against Verizon Virginia Inc. before the Virginia State Corporation Commission. On July 24, 2008, XOCS filed a formal complaint against Verizon New York Inc. before the New York Public Service Commission. In the complaints, XOCS and XOVA claimed that Verizon was erroneously, and in violation of its tariff, assessing switched access dedicated tandem trunk port charges on local interconnection trunks used to jointly provide switched access services to third party interexchange carriers. Verizon has filed answers in the Massachusetts, Pennsylvania and Virginia complaint proceedings denying XOCS’ claims and setting forth an affirmative defense. Verizon’s answer has not yet been scheduled in the New York complaint proceeding. In Virginia, the coalition of competitive carriers, including XOCS, filed a reply on September 30, 2008. On April 9, 2009, the MA Department ordered Verizon to discontinue the imposition of the disputed charges on XOCS and to reimburse XOCS for any and all dedicated tandem trunk port charges previously paid by XOCS to Verizon. Evidentiary hearings were held on March 4, 2009 in the Pennsylvania proceeding and on May 12, 2009 in the Virginia proceeding. The likely outcomes of the pending proceedings are not known at this time.
Qwest Complaints Against XOH. On June 24, 2008, Qwest Communications Corporation (“QCC”) filed a formal complaint against XOCS and numerous other CLECs before the Public Utilities Commission of the State of Colorado. On December 12, 2008 QCC amended this complaint to include additional parties to the complaint. On August 1, 2008, QCC filed a formal complaint against XOCS and numerous other CLECs before the Public Utilities Commission for the State of California. On July 2, 2009, QCC filed a formal complaint against XOCS and numerous other CLECs before the Public Service Commission for the State of New York. In the complaints, QCC claimed that XOCS and the other CLECs violated state statutes and regulations and, in certain cases the CLEC’s respective tariffs, subjecting QCC to unjust and unreasonable rate discrimination in connection with the provision of intrastate access services. On August 1, 2008 and September 22, 2008, XOCS filed its answers to the Colorado and California complaints, respectively, denying QCC’s claims and setting forth affirmative defenses. The New York Public Service Commission has not set a date for XOCS and the other CLECs to file an answer to QCC’s complaint. The likely outcomes of these proceedings are not known at this time.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES’ poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. On January 7, 2009 the Court denied NES’ motion to dismiss. In July of 2009, XOCS renewed settlement discussions with NES. On August 6, 2009, the parties reached agreement in principle for a settlement which is subject to negotiation of final details and documentation.
R2 Derivative Litigation
On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York (New York County) naming individual members of our Board of Directors and certain entities controlled by our Chairman, as defendants and naming XOH as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009 the Defendants filed a Motion to Dismiss the Complaint. The effect of this case on XOH, if any, is not known at this time.
Hillenmeyer Derivative Litigation
On July 21, 2009, an XOH shareholder, Don Hillenmeyer, filed under seal in the Delaware Court of Chancery a Complaint titled “Verified Derivative and Class Action Complaint.” On August 6, 2009, XOH filed a redacted version of the Complaint in the Chancery Court. The Complaint names as defendants individual members of our Board of Directors and ACF Holding, an entity controlled by Carl C. Icahn, the Chairman of our Board of Directors, and names XOH as the nominal defendant. The Complaint challenges both XOH’s 2008 sale of preferred stock to affiliates of Mr. Icahn and ACF Holding’s recent proposal to acquire all of the outstanding XOH common shares which it does not already own, and alleges various breaches of fiduciary duties.
Item 1A. Risk Factors
A description of the risks associated with our business and operations is set forth in Part I, Item 1A, Risk Factors of our 2008 Annual Report. There have been no material changes in our risks from such description.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders.
The XO Holdings, Inc. annual meeting of stockholders was held on June 16, 2009 in New York City. The stockholders elected the following individuals to the Board of Directors for the succeeding year and until their successors are duly qualified and elected:

	Votes For	Votes Withheld
Carl C. Icahn	716,495,459	46,207,945
Carl J. Grivner	727,916,700	34,786,704
Adam Dell	725,939,187	36,764,217
Vincent J. Intrieri	725,949,662	36,753,742
David S. Schechter	719,235,073	43,468,331
Keith Meister	719,137,822	43,565,582
Robert Knauss	723,738,843	38,964,561
Fredrik Gradin	719,138,420	43,564,984
Item 5. Other Information
None.
Item 6. Exhibits

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (incorporated by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.3	Bylaws of XO Holdings, Inc. (incorporated herein by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

4.1	Series A Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).

4.2	Series B Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).

4.3	Series C Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).

4.4	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 7% Class B Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).

4.5	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 9.50% Class C Perpetual Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to exhibit 4.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).

10.1	XO Holdings, Inc. 2009 Executive Bonus Plan (incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Holdings, Inc. for the quarter ended March 31, 2009)

10.2	Employment Agreement, dated as of January 5, 2009, by and between XO Holdings, Inc. and Daniel J. Wagner (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on January 20, 2009)

10.3	Redacted version of Master Professional Services Agreement, executed April 21, 2009 and effective as of March 30, 2009, by and between XO Communications Services, Inc. on behalf of itself, its operating affiliates and subsidiaries and Thomas Cady (filed herewith). CONFIDENTIAL PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER A CONFIDENTIAL TREATMENT REQUEST, PURSUANT TO RULE 406 OF THE SECURITIES ACT OF 1933, AS AMENDED, AND RULE 24b-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE REDACTED TERMS HAVE BEEN MARKED IN THIS EXHIBIT AT THE APPROPRIATE PLACE WITH THREE ASTERISKS [***].

14.1	XO Business Ethics Policy (incorporated by reference to exhibit 14.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 17, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act as amended (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	XO HOLDINGS, INC.
By: /s/ Laura W. Thomas

Laura W. Thomas
Senior Vice President and Chief Financial Officer (Principal Financial Officer)