Form 10-Q
period 2009-09-30
XO HOLDINGS INC
filed 2009-11-09
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of November 6, 2009 was 182,075,035.

XO HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
XO Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$263,276	$256,747
Marketable securities	84,728	117,148
Accounts receivable, net of allowance for doubtful accounts of $7,726 and $9,727, respectively	169,590	152,622
Prepaid expenses and other current assets	49,145	41,200

Total current assets	566,739	567,717
Property and equipment, net	741,597	724,404
Intangible assets, net	45,233	53,515
Other assets	54,831	30,348

Total Assets	$1,408,400	$1,375,984

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$96,024	$93,547
Accrued liabilities	203,632	221,356

Total current liabilities	299,656	314,903
Deferred revenue, less current portion	67,382	29,715
Other liabilities	43,892	55,215

Total Liabilities	410,930	399,833
Class A convertible preferred stock	251,216	259,948
Class B convertible preferred stock	604,363	573,795
Class C perpetual preferred stock	217,983	200,877

Commitments and contingencies

Stockholders’ Deficit
Preferred stock: par value $0.01 per share, 200,000 shares authorized; 3,696 and 4,000 shares of Class A convertible preferred stock issued and outstanding at September 30, 2009 and December 31, 2008, respectively; 555 shares of Class B convertible preferred stock issued and outstanding; 225 shares of Class C perpetual preferred stock issued and outstanding	—	—
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000 shares authorized; 182,075 shares issued and outstanding	884,465	941,270
Accumulated other comprehensive income (loss)	25,768	(4,844)
Accumulated deficit	(986,325)	(994,895)

Total Stockholders’ Deficit	(76,092)	(58,469)

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$1,408,400	$1,375,984

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$382,000	$373,925	$1,145,448	$1,102,444

Costs and expenses
Cost of service (exclusive of depreciation and amortization)	217,712	210,925	667,281	652,540
Selling, general and administrative	120,331	119,964	369,418	375,531
Depreciation and amortization	43,288	47,847	129,593	140,515
Impairment of LMDS licenses	—	—	8,282	—
Loss (gain) on disposal of assets	912	796	4,989	(37)

Total costs and expenses	382,243	379,532	1,179,563	1,168,549

Loss from operations	(243)	(5,607)	(34,115)	(66,105)

Interest income	3,246	1,851	10,707	3,528
Investment gain (loss), net	16,271	(15,408)	34,291	(11,302)
Interest expense, net	310	(3,871)	(951)	(22,135)
Other income	—	3	—	255

Net income (loss) before income taxes	19,584	(23,032)	9,932	(95,759)
Income tax expense	(552)	(299)	(1,362)	(983)

Net income (loss)	19,032	(23,331)	8,570	(96,742)
Preferred stock accretion	(19,942)	(15,021)	(59,325)	(22,478)

Net loss allocable to common shareholders	$(910)	$(38,352)	$(50,755)	$(119,220)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.00)	$(0.21)	$(0.28)	$(0.65)

Weighted average shares, basic and diluted	182,075	182,075	182,075	182,075

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$8,570	$(96,742)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	129,593	140,515
Accrued interest converted to long term debt	—	20,829
Provision for doubtful accounts	9,759	7,963
Stock-based compensation	549	1,185
(Gain) loss from investments	(34,291)	11,302
Impairment of LMDS licenses	8,282	—
Loss (gain) on disposal of assets	4,989	(37)
Changes in assets and liabilities
Accounts receivable	(26,728)	(11,070)
Other assets	(32,428)	(14,118)
Accounts payable	(705)	8,895
Accrued liabilities	12,079	(15,107)

Net cash provided by operating activities	79,669	53,615

INVESTING ACTIVITIES:
Capital expenditures	(148,899)	(174,998)
Payments for marketable securities purchases	—	(42,775)
Proceeds from fixed asset sales	307	2,516
Proceeds from the sale of available-for-sale marketable securities	97,323	132

Net cash used in investing activities	(51,269)	(215,125)

FINANCING ACTIVITIES:
Proceeds from preferred stock issuance	—	329,242
Proceeds from issuance of related party note	—	75,000
Payments on long-term debt	—	(22,285)
Repurchase of preferred stock	(18,411)	—
Financing costs	—	(4,523)
Payments on capital leases	(3,461)	(4,923)

Net cash (used in) provided by financing activities	(21,872)	372,511

Net increase in cash and cash equivalents	6,529	211,001
Cash and cash equivalents, beginning of period	256,747	108,075

Cash and cash equivalents, end of period	$263,276	$319,076

SUPPLEMENTAL DATA:
Cash paid for interest	$1,121	$918
Cash paid for income taxes	$1,044	$900
Non-cash debt extinguishment through issuance of preferred stock	$—	$450,758
Increase in additional paid in capital related to extinguishment of debt through issuance of preferred stock	$—	$30,491
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
c. Transaction-Based Taxes and Other Surcharges
The Company records certain transaction-based taxes and other surcharges on a gross basis. For the three months ended September 30, 2009 and 2008, revenue and expenses included taxes and surcharges of $3.2 million and $3.8 million, respectively. For the nine months ended September 30, 2009 and 2008, revenue and expenses included taxes and surcharges of $10.2 million and $11.2 million, respectively.
d. New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance, which replaces the previous authoritative hierarchy aspect of GAAP. The guidance creates a two-level GAAP hierarchy — authoritative and non-authoritative — and establishes the guidance as the sole source of authoritative GAAP guidance for non-governmental entities, except for rules and releases by the SEC. After July 1, 2009, all non-grandfathered, non-SEC accounting guidance not included in the authoritative guidance is superseded and is deemed non-authoritative. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the guidance on September 30, 2009, which had no impact on our financial position, results of operations or cash flows.
In September 2009, the FASB ratified an amendment to accounting rules addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements which could impact the timing of revenue recognition. The amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Companies may elect, but are not required, to apply retrospectively to all prior periods. The Company is currently evaluating the impact this amendment will have on its financial position, results of operations or cash flows.
e. Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation.
2. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes the Company’s net income (loss), as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$19,032	$(23,331)	$8,570	$(96,742)
Other comprehensive income:
Net unrealized gain (loss) on investments	5,913	—	48,649	(2,500)
Investment loss reclassified into earnings	(12,500)	2,255	(18,037)	2,500

Comprehensive income (loss)	$12,445	$(21,076)	$39,182	$(96,742)

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
In the fourth quarter of 2008, the Company determined that during each period between 2004 and the third quarter of 2008, it had incorrectly calculated the net present value for its underutilized operating leases. As a result, the Company’s underutilized operating lease liability was understated by $9.3 million as of September 30, 2008. Net loss was understated by an immaterial amount for the three months ended September 30, 2008 and understated by $0.8 million for the nine months ended September 30, 2008. The Company recorded an immaterial prior period adjustment in December 2008 resulting in the revised amounts below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Prior	Adjusted	Prior	Adjusted
Underutilized operating lease liability	$14,892	$24,264	$14,892	$24,264
Selling, general and administrative	$119,921	$119,964	$374,692	$375,531
Net loss	$(23,287)	$(23,331)	$(95,903)	$(96,742)
Accumulated deficit-beginning	$(983,696)	$(993,025)	$(911,080)	$(919,611)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.21)	$(0.21)	$(0.65)	$(0.65)
4. FAIR VALUE MEASUREMENTS
The carrying amounts reported in our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair values of our marketable securities at September 30, 2009 have been calculated based upon available market information and are as follows (in thousands):

Quoted Prices in
Active Markets
(Level 1)
Available-for-sale marketable securities
Equity securities	$2,540
Corporate debt securities	82,188

Total marketable securities	$84,728

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009, (in thousands):

	Significant	Total Impairment
	Unobservable	Losses for the Nine
	Inputs	Months Ended
	(Level 3)	September 30, 2009
LMDS licenses	$27,500	$(8,282)
As a result of integrating the Company’s Nextlink segment into its existing product offerings, the Company performed an impairment evaluation of its LMDS licenses as of June 30, 2009. The Company determined that the fair value of the LMDS licenses were less than their carrying value. Accordingly, LMDS licenses with a carrying amount of $35.8 million were written down to their fair value of $27.5 million, resulting in an impairment charge of $8.3 million. The fair value of the licenses was determined using a discounted cash flow model. Cash flow projections and assumptions are based on a combination of the Company’s historical performance and trends, the Company’s business plans and management’s estimate of future performance. Other assumptions include the discount rate, costs to build and operate the network and the Company’s projected growth rate.
The Company’s principal concentration of credit risk is accounts receivable. As of September 30, 2009, there was one customer with which we entered into an indefeasible right to use fiber, which accounted for more than ten percent of the Company’s total trade receivables. Subsequent to September 30, 2009, this customer’s receivable balance was substantially collected. Although the Company’s accounts receivable are geographically dispersed and include numerous customers in many different industries, the receivables from other telecommunications service providers represented 41.7% of our consolidated receivables as of September 30, 2009. XOH generally does not require collateral to secure its receivable balances.
5. MARKETABLE SECURITIES
The Company’s marketable securities consist of equity securities and corporate debt securities classified as available-for-sale, which are stated at estimated fair value. Unrealized gains and losses are computed on the basis of average cost and are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized.

A summary of available-for-sale investments is as follows (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2009
Equity securities	$195	$2,345	$—	$2,540
Corporate debt securities	58,765	23,423	—	82,188

Total	$58,960	$25,768	$—	$84,728

December 31, 2008
Equity securities	$10,632	$—	$—	$10,632
Corporate debt securities	111,360	1,835	(6,679)	106,516

Total	$121,992	$1,835	$(6,679)	$117,148

At September 30, 2009, the corporate debt securities have contractual maturities of six years.
Proceeds from sales of marketable securities totaled $40.1 million and $97.3 million for the three and nine months ended September 30, 2009, respectively. The gross realized gains related to sales of marketable securities were $16.3 million and $28.0 million for the three and nine months ended September 30, 2009, respectively. There were no gross realized losses related to sales of marketable securities for the three or nine months ended September 30, 2009. Proceeds from sales of marketable securities totaled $0.1 million for the nine months ended September 30, 2008. There were insignificant gross realized gains related to sales of marketable securities for the nine months ended September 30, 2008.
There was no impairment of marketable securities recorded for the three or nine months ended September 30, 2009. Impairments of marketable securities for other-than-temporary declines in fair market value were $15.4 million and $15.6 million for the three and nine months ended September 30, 2008, respectively.
There were no marketable securities with unrealized losses as of September 30, 2009. A summary of marketable securities with unrealized losses as of December 31, 2008, aggregated by the length of time that investments have been in a continuous unrealized loss position is as follows (in thousands):

	Less than Twelve Months
		Gross
	Estimated Fair Value	Unrealized Losses
Corporate debt securities	$65,786	$(6,679)
The Company recognized net investment gains of $16.3 million and $34.3 million for the three and nine months ended September 30, 2009, respectively. Net investment gains for the three months ended September 30, 2009 principally resulted from realized gains from the sale of available-for-sale securities. For the nine months ended September 30, 2009, net investment gains principally resulted from $28.0 million of realized gains from the sale of available-for-sale marketable securities and the receipt of a $5.8 million distribution related to a legal matter regarding the Company’s holding of certain debt securities.
The Company’s net investment loss for the nine months ended September 30, 2008 principally resulted from a $15.4 million loss on impairment of marketable securities for an other-than-temporary decline in fair market value, partially offset by a $4.4 million gain from the conversion of a non-publicly traded investment recorded as a non-current asset to a publicly-traded available-for-sale security.
6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Telecommunications networks and acquired bandwith	$1,329,194	$1,211,894
Furniture, fixtures, equipment and other	397,910	371,561

	1,727,104	1,583,455
Less: accumulated depreciation	(1,065,859)	(931,607)

	661,245	651,848
Construction-in-progress, parts and equipment	80,352	72,556

Property and equipment, net	$741,597	$724,404

Depreciation and amortization expense was $43.3 million and $47.8 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, depreciation and amortization expense was $129.6 million and $140.5 million, respectively. Assets classified as construction-in-progress, parts and equipment are not being depreciated as they have not yet been placed in service. During the three months ended September 30, 2009 and 2008, the Company capitalized interest on construction costs of $0.4 million and $0.1 million, respectively. During the nine months ended September 30, 2009 and 2008, the Company capitalized interest on construction costs of $1.3 million and $1.5 million, respectively.
7. PREFERRED STOCK
On July 9, 2009, the Company repurchased and retired 304,314 shares of Class A preferred stock from entities unaffiliated with the Company at an aggregate purchase price of approximately $18.4 million, which reduced the number of outstanding shares of Class A preferred stock to 3,695,686.
8. EARNINGS (LOSS) PER SHARE
Net income (loss) per common share, basic is computed by dividing net income (loss) allocable to common shareholders by the weighted average common shares outstanding during the period. Net income (loss) per common share, diluted is calculated by dividing net income (loss) allocable to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options, warrants and preferred stock. In periods where the assumed common share equivalents for stock options, warrants and preferred stock are anti-dilutive, they are excluded from the calculation of diluted weighted average shares.

The table below details the anti-dilutive items that were excluded in the computation of net loss per common share, diluted for period ended September 30, (in millions):

	2009	2008
Stock options	7.7	9.1
Warrants	23.7	23.7
Class A preferred stock [1]	57.5	54.2
Class B convertible preferred stock [1]	391.6	373.2

[1]	Shares issued during the period and shares reacquired during the period have been weighted for the portion of the period they were outstanding.
9. INCOME TAXES
The provision for income taxes for the three and nine months ended September 30, 2009 of $0.6 million and $1.4 million, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, are for current taxes. Of the $1.4 million provision for income taxes recorded in the nine months ended September 30, 2009, $0.5 million relates to provision for foreign income taxes. The Company has a full valuation against its net deferred tax assets. The current provision for income taxes consists primarily of state taxes computed based on modified gross receipts or gross margin but designated as income tax by the FASB due to the various components of the calculation, Foreign Income Tax and interest on certain state income tax positions.
Open Tax Years
The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including California, New Jersey, Texas, and Virginia remain open for the tax years 2005 through 2008.
10. RELATED PARTY TRANSACTIONS
Various entities controlled by the Chairman hold the following interests in the Company:

	At September 30, 2009 [1]	At December 31, 2008 [2]
Outstanding Common Stock Series A, B and C Warrants Class A Preferred Stock [3] Class B Convertible Preferred Stock Class C Perpetual Preferred Stock	Greater than 50% Greater than 40% Greater than 80% 100% 100%	Greater than 50% Greater than 40% Greater than 70% 100% 100%

[1]	As reported in the October 1, 2009 Form 4 for the Chairman and other parties to such joint filing, and the October 1, 2009 Amendment No. 20 to Schedule 13D filed by the Chairman and other parties to such joint filing.

[2]	As reported in the January 5, 2009 Form 4 for the Chairman and other parties to such joint filing, and the January 5, 2009 Amendment No. 15 to Schedule 13D filed by the Chairman and other parties to such joint filing.

[3]	The terms of our Class A preferred stock provide that on January 15, 2010, we redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Holding agreed to extend the date on which we would be required to redeem the shares of Class A preferred stock held by ACF Holding from January 15, 2010 to a date no later than April 15, 2010. ACF Holding is the record holder of 3,096,549 shares of Class A preferred stock (the “ACF Holding Shares”) which represented 77.4% of the 4,000,000 outstanding shares of Class A preferred stock, prior to the repurchase and retirement of non ACF Holding Shares on July 9, 2009 (83.8% of the 3,695,686 outstanding shares of the Class A preferred stock following the repurchase and retirement transaction). The extension will not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares.

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
11. SEGMENT INFORMATION
As previously reported in the Company’s 2008 Annual Report, the Company operated its business in two reportable segments through two primary operating subsidiaries. XO Communications, LLC operated the Company’s wireline business under the trade name “XO Communications” (“XOC”) and Nextlink Wireless, Inc. (“Nextlink”) operated the Company’s fixed-wireless business. XOC and Nextlink were managed separately; each segment required different resources, expertise and marketing strategies. In April 2009, the Company decided to integrate Nextlink’s operations into XOC’s existing product offerings, discontinuing Nextlink as a separate operating segment. As a result of this change, the Company’s chief operating decision maker no longer reviews the results of Nextlink’s operations to evaluate performance and allocate resources. Thus, Nextlink ceased to be considered a reportable segment resulting in XOC being the only operating segment for the Company as of June 30, 2009. XOC continues to use the Nextlink LMDS spectrum assets to support existing fixed wireless customers, customer growth and network cost reduction opportunities.
12. COMMITMENTS AND CONTINGENCIES
The Company is involved in lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business. The Company accrues its best estimates of required provisions for any such matters when the loss is probable and the amount of loss can be reasonably estimated. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, management believes that the Company has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.
Metro Nashville
The Metropolitan Government of Nashville and Davidson County, Tennessee (“Metro”) filed a complaint against XO Tennessee, Inc. (“XOT”), now XO Communications Services Inc., successor in interest to XOT, on March 1, 2002, before the Tennessee State Chancery Court for Davidson County, Tennessee. Metro sought declaratory judgment that, under Metro’s franchise ordinance and the franchise agreement executed by XOT’s predecessor, US Signal, on October 18, 1994, XOT (a) owed franchise fees in the amount of five percent of gross revenues from 1997 to current, and (b) was contractually obligated to allow Metro access and use of four dark fibers on XOT’s network. On February 28, 2003, XOT answered the complaint contending that the franchise fee and “dark fiber” compensation provisions violated Tennessee and federal law. XOT also filed a counterclaim seeking to recover all sums paid to Metro under the invalid ordinance and to recover the value of the free fiber that Metro has been using and continues to use without payment. In an amended complaint, Metro added an alternative basis for relief, namely legal or equitable relief up to its costs allocated to XOT for maintaining, managing, and owning the rights-of-way. Based on a study conducted by Metro (received by the Company in November 2006) and the length of the relevant period of this case, to date, Metro’s costs, as calculated by Metro for the relevant period and allocated by Metro to XOT, would likely exceed $20.0 million. On August 9, 2007, XOT filed a motion for judgment on the pleadings. On February 25, 2008, the court denied XOT’s motion. On March 26, 2008, XOT filed a request with the court seeking permission to file an interlocutory appeal of the court’s denial. On July 16, 2009, the court granted XOT’s Motion for Interlocutory Appeal. However, on October 27, 2009 the appellate court denied XOT’s petition for interlocutory appeal. The parties will coordinate the resumption of litigation with the trial court. The effect of this case is not expected to be material to the Company’s financial position, results of operations, or cash flows.
Nashville Electric Service
On June 5, 2008, the Nashville Electric Service, part of Metro, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a pole attachment agreement previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in the Company’s fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either four percent of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber to NES (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid NES under the “gross revenue”

provisions. The pole attachment agreement expired in January of 2005, and NES has refused to negotiate the terms for a new pole attachment agreement, and has attempted to treat the expired agreement as extending from month-to-month, although no such extension provisions exist in the agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment, and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court (the US District Court, Middle District of Tennessee). On June 30, 2008, NES filed a motion to remand the case back to state court, but that motion was denied by the Court. On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. On January 7, 2009 the Court denied NES’ motion to dismiss. In July of 2009, the parties renewed settlement discussions. On August 6, 2009, the parties reached agreement in principle for a settlement which is subject to negotiation of final details and documentation. The effect of this case is not expected to be material to the Company’s financial position, results of operations, or cash flows.
Choice Tel
On August 30, 2007, the Company notified Choice Tel, a business channel agent for the Company, of the Company’s decision to terminate the agent agreement because of Choice Tel’s apparent failure to sell the Company’s services. Choice Tel challenged that termination and, on November 22, 2007, filed an arbitration claim, believing it was due at least $2.4 million in residual commissions. The arbitration hearing was conducted on March 11, 2009. On May 27, 2009, the Arbitrator found in favor of Choice Tel on the issue of liability for breach of contract. The arbitration hearing on damages has not been scheduled, and the arbitrator is considering whether to award damages based on written submissions. The effect of this case is not expected to be material to the Company’s financial position, results of operations, or cash flows.
City of Memphis Franchise Fees
XOH has a Right of Way (“ROW”) franchise agreement with the City of Memphis (the “City”) for XOH fiber. The ROW franchise agreement, among other provisions, states that, as payment for the ROW, XOH was to pay a percent of its gross receipts and provide dark fiber to the City. On July 12, 2004, the Tennessee Court of Appeals, in BellSouth vs. City of Memphis found that the City’s franchise fee structure violated state law and determined that any fee imposed by a city acting pursuant to its police powers “must bear a reasonable relation to the cost to the city” in providing use of the rights-of-way. XOH has refused to pay the City’s gross receipts based franchise fees based on this court ruling. Further, XOH claims that the City owes XOH for the use of the dark fiber XOH provided to the City because this also amounted to an improper “payment” imposed upon XOH by the City under its ROW franchise agreement that was violative of state law. The City claims that XOH owes the City some amount for the use of the City’s rights-of-way. No litigation has been filed to date by either the City or XOH. An estimated loss, if any, associated with this case is not known at this time.

R2 Derivative Litigation
On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York (New York County) naming individual members of the Company’s Board of Directors and certain entities controlled by Carl C. Icahn, the Chairman of the Company’s Board of Directors, as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009 the Defendants filed a Motion to Dismiss the Complaint, which is pending. The effect of this case on the Company, if any, is not known at this time.
Hillenmeyer Derivative Litigation
On July 21, 2009, an XOH shareholder, Don Hillenmeyer, filed under seal in the Delaware Court of Chancery a Complaint titled “Verified Derivative and Class Action Complaint.” On August 6, 2009, XOH filed a redacted version of the Complaint in the Chancery Court. The Complaint names as defendants individual members of our Board of Directors and ACF Industries Holding Corp. (“ACF Holding”), an entity controlled by Carl C. Icahn, the Chairman of the Company’s Board of Directors, and names XOH as the nominal defendant. The Complaint challenges, among other things, ACF Holding’s recent proposal to acquire all of the outstanding XOH common shares which it does not already own, and alleges various breaches of fiduciary duties. The parties have entered into a Stipulation and Order Extending Time to Answer. The effect of this case on the Company, if any, is not known at this time.
13. SUBSEQUENT EVENTS
On July 9, 2009, the Company received a letter from ACF Holding, an entity wholly owned by the Chairman that owns the majority of the Company’s common shares, pursuant to which ACF Holding made a non-binding proposal to acquire all of the Company’s outstanding common shares which it does not own, for consideration in the form of cash of $0.55 net per share.
As reported in the Company’s 8-K filing, on September 28, 2009 the special committee of the Board of Directors of XO Holdings, Inc. announced that it has “unanimously concluded that the proposal of ACF Industries Holding Corp., an affiliate of Carl C. Icahn and holder of a majority of the shares of XO Holdings’ common stock, to purchase all of the shares of XO Holdings’ common stock not currently held by ACF at a price of $0.55 per share substantially undervalues the company, and, therefore, the special committee does not support the proposal.” The special committee communicated to Mr. Icahn that it would consider a proposal that recognizes the full value of the company and reflects the significant benefits that would accrue to ACF as a result of full ownership. On October 23, 2009, ACF sent a letter to the special committee pursuant to which ACF made a non-binding proposal to increase its previously outstanding offer to acquire all of the outstanding shares which it does not own, to an aggregate of $0.80 net per share in cash. The offer made on October 23, 2009 expired on October 26, 2009 at 6:00 pm (EST). The Chairman and other related parties filed Amendment no. 22 to Schedule 13D on November 9, 2009. Such amendment stated: “In the period following October 26, 2009, the stated termination date of ACF Holding’s $0.80 per share offer, representatives of ACF Holding continued to discuss the matter with members of the Special Committee and its advisors...Representatives of ACF Holding pointed out that the CLEC industry faced difficult times ahead and that ACF Holding believed that its offer of $0.80 per share was fair, especially in light of the fact that it required a majority of the minority stockholders to vote for it in order to become effective. Representatives of ACF Holding also pointed out that ACF Holding had raised its proposed merger price from $0.55 to $0.80 per share without receiving a counteroffer. They also stated that the initial offer was made when the market price for the Shares was under $0.30 per share. In light of all of the above facts, ACF Holding is now terminating its offer.”
The Company has evaluated subsequent events through the filing of this Form 10-Q with the SEC on November 9, 2009.

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
Cautionary Language Concerning Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “can,” “may,” “could” or other comparable words. Our forward-looking statements are based on currently available operational, financial and competitive information and management’s current expectations, estimates and projections. These forward-looking statements include:
•	expectations regarding revenue, expenses, capital expenditures and financial position in future periods;

•	our ability to broaden our customer reach and expand our market share;

•	pursuit of growth opportunities; and

•	the potential need to obtain future financing to fund our business plan and repay our scheduled obligations.
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

Executive Summary
We are a leading nationwide facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to large enterprises, medium and small business, government customers, telecommunications carriers and service providers, and Internet content providers. We believe our nationwide high-capacity network, advanced IP and converged communications services, broadband wireless capabilities, and a responsive, customer-focused orientation, among other things, differentiate us from our competitors. We offer customers a broad range of managed voice, data and IP services in more than 75 metropolitan markets across the United States.
In 2008 we retired all of our long-term debt through the sale of preferred stock to entities affiliated with our Chairman. During 2009, we have used and plan to continue using the remaining proceeds from such sale to fund our business and growth initiatives, provide ongoing working capital for our business and pursue additional opportunities which create value for our shareholders. We continue to see opportunities to invest our capital and invested $148.9 million in fixed assets for long-term growth during the nine months ended September 30, 2009.
During the first nine months of 2009, we continued to see the results from a number of initiatives previously implemented including the lighting of our long-haul fiber network, development of the carrier/wholesale channel, and expansion of our portfolio of services to business and enterprise customers. Our prior capital expenditure investments significantly contributed to $64.7 million of revenue growth for our core services. While our total revenue increased 3.9% for the nine months ended September 30, 2009 compared to the year-ago period, we were able to limit the corresponding increase in cost of service to 2.3% due primarily to planned network optimization projects. Additionally, improvements to our internal cost structure have driven the reduction in our selling, general and administrative expenses as a percentage of revenue to 32.3% for the nine months ended September 30, 2009 from 34.1% for the year-ago period.
As a result of discontinuing Nextlink as a separate operating segment and integrating its operations into our existing product offerings, we performed an impairment evaluation of our LMDS licenses as of June 30, 2009. We determined that the carrying value of these assets exceeded their fair value and recorded an impairment charge of $8.3 million during the second quarter of 2009.
In 2008, XOC commenced an enterprise-wide transformation initiative intended to enhance shareholder value through focusing on improving service delivery, accelerating revenue growth, and reducing operating costs. These initiatives are partially being realized in 2009, with further realization expected in 2010 and beyond. In conjunction with this transformation initiative, we intend to continue to invest in new network infrastructure, develop new service offerings and continue expanding our customer base in high-growth markets.
For the three and nine months ended September 30, 2009 we recognized net income of $19.0 million and $8.6 million, respectively. These results were primarily derived from investment gains from the sale of marketable securities of $16.3 million and $34.3 million in the three and nine months ended September 30, 2009, respectively.

We continue to monitor the impact of macro-economic conditions on our business. Potential negative aspects include a general slowdown in the demand for telecommunications services, delayed IT and other projects that have telecommunications needs, elongated sales cycles on the part of our customers, higher involuntary churn, and delayed payments from customers.
On July 9, 2009, we received a letter from ACF Holding, an entity wholly owned by the Chairman that owns the majority of the Company’s common shares, pursuant to which ACF Holding made a non-binding proposal to acquire all of the Company’s outstanding common shares which it does not own, for consideration in the form of cash of $0.55 net per share.
As reported in our recent 8-K filing, on September 28, 2009 the special committee of the Board of Directors of XO Holdings, Inc. announced that it has “unanimously concluded that the proposal of ACF Industries Holding Corp., an affiliate of Carl C. Icahn and holder of a majority of the shares of XO Holdings’ common stock, to purchase all of the shares of XO Holdings’ common stock not currently held by ACF at a price of $0.55 per share substantially undervalues the company, and, therefore, the special committee does not support the proposal.” The special committee communicated to Mr. Icahn that it would consider a proposal that recognizes the full value of the company and reflects the significant benefits that would accrue to ACF as a result of full ownership. On October 23, 2009, ACF sent a letter to the special committee pursuant to which ACF made a non-binding proposal to increase its previously outstanding offer to acquire all of the outstanding shares which it does not own, to an aggregate of $0.80 net per share in cash. The offer made on October 23, 2009 expired on October 26, 2009 at 6:00 pm (EST). The Chairman and other related parties filed Amendment no. 22 to Schedule 13D on November 9, 2009. Such amendment stated: “In the period following October 26, 2009, the stated termination date of ACF Holding’s $0.80 per share offer, representatives of ACF Holding continued to discuss the matter with members of the Special Committee and its advisors...Representatives of ACF Holding pointed out that the CLEC industry faced difficult times ahead and that ACF Holding believed that its offer of $0.80 per share was fair, especially in light of the fact that it required a majority of the minority stockholders to vote for it in order to become effective. Representatives of ACF Holding also pointed out that ACF Holding had raised its proposed merger price from $0.55 to $0.80 per share without receiving a counteroffer. They also stated that the initial offer was made when the market price for the Shares was under $0.30 per share. In light of all of the above facts, ACF Holding is now terminating its offer.”
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
During the three months ended September 30, 2009, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.

Results of Operations
The following table contains certain data from our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Revenue	$382,000	100.0%	$373,925	100.0%	$8,075	2.2%

Costs and expenses:
Cost of service*	217,712	57.1%	210,925	56.4%	6,787	3.2%
Selling, general and administrative	120,331	31.5%	119,964	32.1%	367	0.3%
Depreciation and amortization	43,288	11.3%	47,847	12.8%	(4,559)	-9.5%
Loss on disposal of assets	912	0.2%	796	0.2%	116	14.6%

Total costs and expenses	382,243	100.1%	379,532	101.5%	2,711	0.7%

Loss from operations	$(243)	-0.1%	$(5,607)	-1.5%	$(5,364)	-95.7%

	Nine Months Ended September 30,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Revenue	$1,145,448	100.0%	$1,102,444	100.0%	$43,004	3.9%

Costs and expenses:
Cost of service*	667,281	58.3%	652,540	59.2%	14,741	2.3%
Selling, general and administrative	369,418	32.3%	375,531	34.1%	(6,113)	-1.6%
Depreciation and amortization	129,593	11.3%	140,515	12.7%	(10,922)	-7.8%
Impairment of LMDS licenses	8,282	0.7%	—	—	8,282	nm
Loss (gain) on disposal of assets	4,989	0.4%	(37)	nm	5,026	nm

Total costs and expenses	1,179,563	103.0%	1,168,549	106.0%	11,014	0.9%

Loss from operations	$(34,115)	-3.0%	$(66,105)	-6.0%	$(31,990)	-48.4%

*	— exclusive of depreciation and amortization

nm	— not meaningful
Revenue
Total revenue for the three and nine months ended September 30, 2009 increased 2.2% and 3.9%, respectively as compared to the same periods in 2008, due to growth in our core service offerings relating to Broadband services, formerly reported as Data and IP services, partially as a result of the investments in next-generation Broadband services combined with sales and marketing efforts targeting these high-growth strategic services. This growth was partially offset by decreases in Integrated/Voice and our older Legacy/TDM services which are predominately deployed using TDM, circuit-switched voice technologies. Based on continued investments which leverage next-generation Broadband technologies, we expect revenue from Legacy/TDM services, as a percentage of our total revenue, will continue to decline during 2009 as our sales continue to be focused on next-generation Broadband solutions. Results for 2009 have been and likely will continue to be sensitive to influences in a challenging macro-economic environment and changes in the regulatory climate.
Revenue was earned from services provided in the following categories (dollars in thousands):

	Three Months Ended September 30,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Core services
Broadband	$199,949	52.3%	$173,398	46.4%	$26,551	15.3%
Integrated/Voice	69,151	18.1%	77,799	20.8%	(8,648)	-11.1%

Total core services	269,100	70.4%	251,197	67.2%	17,903	7.1%

Legacy/TDM services	112,900	29.6%	122,728	32.8%	(9,828)	-8.0%

Total revenue	$382,000	100.0%	$373,925	100.0%	$8,075	2.2%

Core Services. For the three months ended September 30, 2009 compared to the three months ended September 30, 2008, we experienced continued growth in market demand for telecommunications services utilizing next generation Broadband technologies and transport services as evidenced by the 15.3% increase in revenue from our Broadband services. This increase principally resulted from revenue growth in IP VPN, IP Flex, Dedicated Private Line, and DIA services. IP VPN revenue for the three months ended September 30, 2009 increased $7.7 million compared to the year-ago period primarily due to continued strong response to marketing efforts in 2008 following the product launch in late 2007. IP VPN offers value compared to traditional private line solutions for secure local access and demand continues to grow as a result. IP Flex is our flagship integrated data and voice solution. Revenue from our IP Flex service for the three months ended September 30, 2009 increased $4.8 million, or 18.6%, compared to the year-ago period primarily due to our continued focus to move customers from TDM-based solutions.
Also contributing significantly to the growth in our Core Broadband services was the $4.2 million, or 6.0%, increase in Dedicated Private Line revenues for the three months ended September 30, 2009 compared to the year ago period as a result of our investments in our long-haul network. Revenue from our Broadband services also increased as a result of a $2.4 million, or 5.8%, increase in DIA revenue and a $5.1 million, or 69.5%, increase in wholesale VoIP origination and termination services during the three months ended September 30, 2009 over the year-ago period. VoIP termination revenue benefitted significantly from efforts to optimize pricing relative to network capacity.
The growth in the Broadband category of our Core Services was partially offset by a net reduction in Integrated/Voice revenue. This category contains more mature bundled data and voice offerings introduced in 2000 such as XOptions and Integrated Access, as well as traditional carrier long distance termination (“CLDT”). Revenue from CLDT increased $1.8 million, or 9.0%, compared to the year-ago period. Like VoIP termination, CLDT was also impacted by market conditions and our ability to operate within these market conditions. The gain for CLDT however was more than offset by the decrease in traditional TDM-based integrated solutions as part of the customer demand shift to Broadband-enabled solutions.
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
For the three months ended September 30, 2009, revenue from our Legacy/TDM services category decreased compared to the three months ended September 30, 2008 due primarily to declines in our legacy voice products, including retail long distance usage. Our Legacy/TDM services comprise approximately one-third of our installed customer base and generate a considerable percentage of our revenue. We believe certain Legacy/TDM services continue to be an important part of our overall service mix; however, sales and marketing efforts are focused on promoting our Core Broadband services.

	Nine Months Ended September 30,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Core services
Broadband	$584,677	51.0%	$490,629	44.5%	$94,048	19.2%
Integrated/Voice	216,440	18.9%	245,764	22.3%	(29,324)	-11.9%

Total core services	801,117	69.9%	736,393	66.8%	64,724	8.8%

Legacy/TDM services	344,331	30.1%	366,051	33.2%	(21,720)	-5.9%

Total revenue	$1,145,448	100.0%	$1,102,444	100.0%	$43,004	3.9%

Core Services. During the nine months ended September 30, 2009, revenue from our Broadband services increased 19.2% compared to the year-ago period primarily due to increased revenue from our IP VPN, IP Flex, Dedicated Private Line, and DIA services. IP VPN revenue for the nine months ended September 30, 2009 increased $22.2 million compared to the year-ago period primarily due to continued strong response to marketing efforts. Revenue from our IP Flex service for the nine months ended September 30, 2009 increased $16.9 million, or 24.0%, compared to the year-ago period primarily due to our continued focus to move customers from TDM-based solutions. Also contributing significantly to the growth in our Core Broadband services was the $14.4 million, or 6.9%, increase in Dedicated Private Line revenues for the nine months ended September 30, 2009 compared to the year-ago period as a result of our investments in our long-haul network. Revenue from our Core Broadband services also increased as a result of a $13.2 million, or 11.2%, increase in DIA revenue and a $12.6 million, or 62.9%, increase in wholesale VoIP origination and termination services during the nine months ended September 30, 2009 compared to the year-ago period.
The growth in the Broadband category of our Core Services was partially offset by a net reduction in Integrated/Voice revenue for the nine months ended September 30, 2009 compared to the year-ago period. Integrated/Voice revenue decreased due principally to the decrease in traditional TDM-based integrated solutions as part of the demand shift from XOptions to Broadband-enabled solutions. This decline was partially offset by a $7.9 million, or 12.5%, increase in CLDT revenue for the nine months ended September 30, 2009 compared to the year-ago period due to strong demand.
During the remainder of 2009, we expect Core Services revenue as a percentage of total revenue to increase compared to 2008 as we continue to orient our marketing focus to respond to the ongoing demand for these products and services.
Legacy/TDM Services. For the nine months ended September 30, 2009, revenue from our Legacy/TDM services category decreased compared to the nine months ended September 30, 2008 due primarily to the $28.8 million, or 12.2%, decline in our legacy voice products.
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
The following table summarizes our cost of service by component (dollars in thousands):

	Three Months Ended September 30,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Telecommunications services	$154,499	40.5%	$150,021	40.1%	$4,478	3.0%
Network operations	50,035	13.1%	47,617	12.7%	2,418	5.1%
Pass-through taxes	13,178	3.4%	13,287	3.6%	(109)	-0.8%

Total cost of services	$217,712	57.0%	$210,925	56.4%	$6,787	3.2%

The COS increase for the three months ended September 30, 2009 compared to the same period in 2008 was mainly due to the increase in telecommunications services costs and network operation costs. The primary telecommunications services costs that contributed to the period over period increase were $11.3 million related to growth in sales of our Broadband service lines and the $4.7 million incremental increase in wholesale long distance usage costs. These increases were partially offset by $10.5 million of incremental cost savings achieved through planned network optimization projects completed as of September 30, 2009.

Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include re-homing circuits to the nearest network POP, hubbing circuits onto the same transport facility, moving network facilities to lower cost providers, disconnection of capacity from third party providers which is no longer required and other similar actions which vary in type, size and duration.
Network operations costs for the three months ended September 30, 2009 compared to the same period in 2008 increased by $2.4 million, primarily due to a $1.5 million increase in technical sites software and related costs and $0.8 million due to increases in building access rights of way.

	Nine Months Ended September 30,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Telecommunications services	$478,729	41.8%	$468,474	42.5%	$10,255	2.2%
Network operations	149,838	13.1%	143,045	13.0%	6,793	4.7%
Pass-through taxes	38,714	3.4%	41,021	3.7%	(2,307)	-5.6%

Total cost of services	$667,281	58.3%	$652,540	59.2%	$14,741	2.3%

The telecommunications services increase for the nine months ended September 30, 2009 compared to the same period in 2008 was due primarily to $36.4 million of growth in sales of our Broadband service lines and the $20.8 million incremental increase in wholesale long distance usage costs. These increases were partially offset by a $12.3 million decline in the cost of terminating wholesale long distance usage as a result of traffic terminating to lower cost locations and $29.6 million of incremental cost savings achieved through planned network optimization projects completed as of September 30, 2009. Additionally, we realized $5.1 million cost reductions during 2009 due to net favorable vendor dispute settlements.
The network operations costs increased by $6.8 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase was attributed to a $3.4 million increase in technical sites software and related costs and $2.4 million increase in building access rights of way.
The decrease in pass-through taxes for the nine months ended September 30, 2009 compared to the year-ago period principally resulted from a $4.1 million error correction recorded in 2008 pertaining to the period from 2003 through 2006. We determined certain payments for taxes due to various state and local jurisdictions had been incorrectly recorded and concluded the correction was not material to any of the affected years and corrected the liability during the first quarter of 2008.
Excluding the effects of future net dispute settlements, if any, we anticipate our COS as a percentage of revenue for the remainder of 2009 will remain relatively consistent with the same period in 2008.
Selling, General and Administrative
Selling, general and administrative expense (“SG&A”) includes expenses related to payroll, commissions, sales and marketing, information systems, general corporate office functions and collection risks. SG&A increased by $0.3 million during the three months ended September 30, 2009 compared to the same period in 2008 primarily due to a $1.6 million increase in professional services relating to the costs associated with the ACF proposal to acquire all the outstanding XOH common shares which it does not already own and the result of not having the $0.5 million litigation reserve release which occurred in 2008, partially offset by a $1.6 million reduction in the level of property taxes and other business taxes expenditures.
For the nine months ended September 30, 2009 compared to the same period in 2008, SG&A decreased by $6.1 million, primarily due to $10.8 million decrease in payroll and related expenses due to headcount reductions and changes in employee benefit programs. This decrease was partially offset by the $4.5 million increase in legal related expenses due to favorable developments in ongoing litigation during 2008 which were not repeated during 2009.
SG&A as a percentage of revenue decreased to 32.2% for the nine months ended September 30, 2009 from 34.1% for the year-ago period. This improvement was principally driven by our continued execution on our initiatives to increase revenue growth, while improving our internal cost structure. We plan on continuing to invest in the resources and infrastructure necessary to help grow and support our business units during 2009 while continuing to realize cost savings. Our goal during 2009 is to decrease SG&A as a percentage of revenue through implementation of company-wide expense reduction measures.
Impairment of LMDS Licenses
As a result of the impairment evaluation performed for our LMDS licenses resulting from the integration of our Nextlink operations into our existing product offerings, it was determined that the fair value of our LMDS licenses was less than its carrying value. Consequently, the carrying value of our LMDS licenses was reduced by $8.3 million during the nine months ended September 30, 2009.
Interest Income
The increases in the interest income for the three and nine months ended September 30, 2009 was $1.4 million and $7.2 million, respectively, compared to the same periods of the prior year. These increases were primarily due to the interest earned on debt securities purchased in 2008.
Investment Gain, net
We recognized net investment gains of $16.3 million and $34.3 million for the three and nine months ended September 30, 2009, respectively. Net investment gains for the three months ended September 30, 2009 principally resulted from realized gains from the sale of available-for-sale securities. For the nine months ended September 30, 2009, net investment gains principally resulted from $28.0 million of realized gains from the sale of available-for-sale marketable securities and the receipt of a $5.8 million distribution related to a legal matter regarding our holding of certain debt securities.
Our net investment loss for the nine months ended September 30, 2008 principally resulted from a $15.4 million loss on impairment of marketable securities for an other-than-temporary decline in fair market value, partially offset by a $4.4 million gain from the conversion of a non-publicly traded investment recorded as a non-current asset to a publicly-traded available-for-sale security.
Interest Expense, net
Interest expense decreased from $3.9 million for the three months ended September 30, 2008 to $(0.3) million for the current year period, primarily due to the elimination of long term debt in July 2008. The $(0.3) million for the current quarter was the result of the reversal of a reserve. Interest expense declined from $22.1 million to $1.0 million for the nine months ended September 30, 2009 compared to the same period during 2008. These declines in interest expense occurred because we retired all of our long-term debt in July 2008 with the issuance of preferred stock and therefore incurred no related interest expense during 2009. Total interest expense was offset by capitalized interest of $0.4 million and $0.1 million, for the three months ended September 30, 2009 and 2008, respectively, and $1.3 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Capital Expenditures

Nine Months Ended September 30,		% of Revenue
(dollars in thousands)
2009	$148,899	13.0%
2008	$174,998	15.9%
Capital expenditures decreased for the nine months ended September 30, 2009 compared to the year-ago period due to timing of expenditures. We plan to spend between $50 million and $70 million on additional capital expenditures during the remainder of 2009 for continued investment in our networks and Ethernet and Broadband services, expansion into new markets and continuation of our transformation initiatives.
Liquidity and Capital Resources
Our primary capital needs are to finance the cost of operations, to acquire capital assets in support of our operations, to fund the redemption of our Class A preferred stock and to take advantage of opportunities to enhance our competitive position. We believe that to remain competitive with much larger telecom and cable companies, we will require significant and additional capital expenditures to enhance and operate our fiber network. We believe that cash on hand and operating cash flow will be sufficient to finance our operational cash needs. However, in order to maintain our competitive position, we intend to raise additional capital and continue to explore various alternatives to obtain additional capital. We continue to believe that these alternatives should not include an issuance of high yield debt because such an issuance would be deleterious to XOH for the following reasons: 1) the high cost of such debt will negatively affect our ability to compete in the current highly competitive telecommunications environment and 2) the unduly burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such environment. We believe that certain opportunities exist today in the highly competitive CLEC industry that may not recur such as, but not limited to, the acquisition of other CLECs. For all the above reasons, we intend to seek to raise appropriate levels of capital in the near future.
Redemption of Class A convertible preferred stock
The terms of our Class A preferred stock provide that on January 15, 2010, we redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On July 9, 2009, we repurchased and retired 304,314 shares of our Class A preferred stock from entities unaffiliated with XOH at an aggregate purchase price of approximately $18.4 million, which reduced the number of shares of Class A preferred stock outstanding to 3,695,686.
On February 5, 2009, ACF Holding, an affiliate of our Chairman, agreed to extend the date on which we would be required to redeem the shares of Class A preferred stock held by ACF Holding from January 15, 2010 to a date no later than April 15, 2010. ACF Holding is the record holder of 3,096,549 shares of Class A preferred stock (the “ACF Holding Shares”) which represented 77.4% of the 4,000,000 outstanding shares of Class A preferred stock, prior to the repurchase and retirement of non ACF Holding Shares on July 9, 2009, as detailed above, and 83.8% of the 3,695,686 outstanding shares of the Class A preferred stock following the repurchase and retirement transaction. The extension will not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares.

Cash Flow
As of September 30, 2009, our balance of cash and cash equivalents was $263.3 million, an increase of $6.5 million from December 31, 2008. The primary reason for this increase was the $79.7 million of operating cash flow and the $97.3 million proceeds from the sales of marketable securities, partially offset by $148.9 million of capital expenditures and the $18.4 million repurchase of Class A preferred stock. We invested all of our cash provided by operations in strategic, growth-related capital expenditure investments to grow revenue through enhancing our next generation broadband network. As part of plans to grow our business, during 2009 we continued the investments in our long-haul fiber optic network, customer driven collocation sites and Ethernet and Broadband services. We expect our growth-related investment in network and services will continue to outpace our cash inflows from operations during the remainder of 2009.
The following table summarizes the components of our cash flows for the nine months ended September 30 (in thousands):

	2009	2008	Change
Cash provided by operating activities	$79,669	$53,615	$26,054
Cash used in investing activities	$(51,269)	$(215,125)	$163,856
Cash (used in) provided by financing activities	$(21,872)	$372,511	$(394,383)
Operating Activities. Cash flows from operating activities increased $26.1 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase principally resulted from $34.3 million in gains from the sale of marketable securities in the nine months ended September 30, 2009 compared to the $11.3 million non-cash impairment loss on marketable securities in the year-ago period. Our operating cash flow improvement resulting from investment gains was offset partially by a $16.4 million increase in net cash outflow for working capital for the nine months ended September 30, 2009 compared to the year-ago period.
Investing Activities. For the nine months ended September 30, 2009, cash used in investing activities decreased by $163.9 million, due primarily to $97.3 million of proceeds received from the sale of marketable securities including $5.8 million of proceeds related to a legal matter regarding our holding of certain debt securities. Also benefiting cash used in investing activities was a $26.1 million decrease in capital expenditures compared to the same period in 2008 due to the timing of expenditures. Additionally, we did not purchase any marketable securities during the nine months ended September 30, 2009, whereas, we purchased $42.8 million of marketable securities during the year-ago period. We plan to spend between $50 million and $70 million on additional capital expenditures during 2009 for continued investment in our networks and Ethernet and Broadband services, expansion into new markets and continuation of our transformation initiative. Without these expenditures, we believe it would be difficult to continue to effectively compete against the ever increasing pressures from the ILECs as well as wireless and cable providers.
Financing Activities. Cash used by financing activities for the nine months ended September 30, 2009 was predominantly due to $18.4 million related to the repurchase of Class A preferred stock from entities unaffiliated with our company.

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued authoritative guidance, which replaces the previous authoritative hierarchy aspect of GAAP. The guidance creates a two-level GAAP hierarchy — authoritative and non-authoritative — and establishes the guidance as the sole source of authoritative GAAP guidance for non-governmental entities, except for rules and releases by the SEC. After July 1, 2009, all non-grandfathered, non-SEC accounting guidance not included in the authoritative guidance is superseded and is deemed non-authoritative. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the guidance on September 30, 2009, which had no impact on our financial position, results of operations or cash flows.
In September 2009, the FASB ratified an amendment to accounting rules addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements which could impact the timing of revenue recognition. The amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Companies may elect, but are not required, to apply retrospectively to all prior periods. We are currently evaluating the impact this amendment will have on our financial position, results of operations or cash flows.
Regulatory
For additional information regarding the regulatory matters affecting our business, see the “Regulatory” subheading in Item 1, Business of our 2008 Annual Report. Other than as discussed below, during the three months ended September 30, 2009, there was no new material activity related to regulatory matters.
LMDS Licenses. Our wholly-owned subsidiary, Nextlink Wireless, Inc., holds 91 licenses in the LMDS wireless spectrum (28-31 GHz range) and ten 39 GHz licenses. These licenses cover 75 basic trading areas (“BTA”), which are typically cities or metropolitan areas located throughout the United States. For every license, the license holder must make both a license renewal filing and a demonstration of “substantial service” at the FCC.
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
Additional Federal Regulations
Verizon and Qwest Petitions for Forbearance from Unbundling Requirements. On September 6, 2006 and on April 27, 2007, pursuant to section 10 of the Communications Act of 1934, as amended (the “Communications Act”), the regulated, wholly owned subsidiaries of Verizon Communications, Inc. (collectively “Verizon”) and Qwest Corporation (“Qwest”), respectively, filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations. Verizon sought relief in six markets: Boston, New York, Pittsburgh, Philadelphia, Providence, RI and Virginia Beach, VA. Qwest’s request included relief in four markets: Denver, Minneapolis, Phoenix and Seattle. On December 4, 2007, the FCC, in a unanimous decision, found that the current evidence of competition does not satisfy the section 10 forbearance standard with respect to any of Verizon’s requests. Accordingly, the Commission denied the requested relief in all six MSAs. On January 14, 2008, Verizon filed an appeal in the U.S. Court of Appeals for the DC Circuit (“DC Circuit”). On July 25, 2008, in a unanimous decision, the FCC adopted a Memorandum Opinion and Order denying Qwest’s four petitions in their entirety. On July 29, 2008, Qwest filed an appeal of the FCC’s decision with the U.S. Court of Appeals for the DC Circuit. We intervened in the appeals of the FCC’s decisions in the Verizon and Qwest Forbearance cases in support of the FCC. On June 19, 2009, the DC Circuit ruled on Verizon’s appeal, remanding to the FCC a very limited question regarding how the FCC reached its rejection of the forbearance petitions — but not overturning the actual decision. While the Qwest appeal is still pending in the DC Circuit, on July 17, 2009, the FCC asked the DC Circuit to remand the pending Qwest appeal back to the FCC so that the issues in the Qwest forbearance case can be decided simultaneously with the remand of the Verizon forbearance case. In addition, on March 24, 2009, Qwest re-filed its petition for forbearance for the Phoenix market, citing greater intermodal competition since July 25, 2008 when the FCC rejected Qwest’s first petition for forbearance for the Phoenix market. The FCC asked interested parties to file comments and reply comments on both the Verizon and Qwest remand docket as well as the Qwest re-filed Phoenix petition by September 21, 2009 and October 21, 2009, respectively. It is not possible to predict the outcome of, or potential effect upon, our operations of the pending Verizon and Qwest remand docket or Qwest’s re-filed forbearance petition for the Phoenix market.
Additional State and Local Regulation
XOH Complaints Against Verizon. On April 18, 2008, XOCS filed formal complaints against Verizon New England, Inc. and Verizon Pennsylvania Inc., before the Massachusetts Department of Telecommunications and Cable (“MA Department”) and the Pennsylvania Public Utilities Commission, respectively. On July 11, 2008, XO Virginia, LLC (“XOVA”), along with several other competitive carriers, filed a formal complaint against Verizon Virginia Inc. before the Virginia State Corporation Commission (“VA SCC”). On July 24, 2008, XOCS filed a formal complaint against Verizon New York Inc. before the New York Public Service Commission (“NY PSC”). In the complaints, XOCS and XOVA claimed that Verizon was erroneously, and in violation of its tariffs, assessing switched access dedicated tandem trunk port charges on local interconnection trunks used to jointly provide switched access services to third party interexchange carriers. On April 9, 2009, the MA Department ordered Verizon to discontinue the imposition of the disputed charges on XOCS and to reimburse XOCS for any and all dedicated tandem trunk port charges previously paid by XOCS to Verizon. On July 16, 2009, the NY PSC granted the complaint of XOCS and ordered Verizon, within 90 days, to refund the dedicated tandem trunk port charges. On July 29, 2009, in the complaint case pending before the VA SCC, the Senior Hearing Examiner issued his Report, finding that the dedicated tandem trunk port charges did not apply to XO VA and the other competitive carriers, that Verizon should be enjoined from imposing these charges, and that Verizon should be ordered to refund all of the charges previously collected, and recommending that the VA SCC issue an Order adopting such findings. In Pennsylvania, evidentiary hearings have been held, and briefs have been submitted. The Commissions in Virginia and Pennsylvania have not issued final decisions; thus, the outcomes of these proceedings are not known at this time.
Qwest Complaints against XOH. On June 24, 2008, Qwest Communications Corporation (“QCC”) filed a formal complaint against XOCS and numerous other CLECs before the Public Utilities Commission of the State of Colorado. On December 12, 2008 QCC amended this complaint to include additional parties to the complaint. On August 1, 2008, QCC filed a formal complaint against XOCS and numerous other CLECs before the Public Utilities Commission for the State of California. On July 2, 2009, QCC filed a formal complaint against XOCS and numerous other CLECs before the Public Service Commission for the State of New York. In the complaints, QCC claimed that XOCS and the other CLECs violated state statutes and regulations and, in certain cases the CLEC’s respective tariffs, subjecting QCC to unjust and unreasonable rate discrimination in connection with the provision of intrastate access services. On August 1, 2008, September 22, 2008, and August 27, 2009, XOCS filed its answers to the Colorado, California and New York complaints, respectively, denying QCC’s claims and setting forth affirmative defenses. The likely outcomes of these proceedings are not known at this time.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are no longer subject to interest rate risk on long-term debt due to the retirement in 2008 of all of our long-term debt and accrued interest.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934 as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required financial disclosures.

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
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Nashville Electric Service
On June 5, 2008, the Nashville Electric Service, part of Metro, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a pole attachment agreement previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in our fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either 4% of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber to NES (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid NES under the “gross revenue” provisions. The pole attachment agreement expired in January of 2005, and NES has refused to negotiate the terms for a new pole attachment agreement, and has attempted to treat the expired agreement as extending from month-to-month, although no such extension provisions exist in the agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment, and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court (the US District Court, Middle District of Tennessee). On June 30, 2008, NES filed a motion to remand the case back to state court but that motion was denied by the Court. On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES’ poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. On January 7, 2009 the Court denied NES’ motion to dismiss. In July of 2009, the parties renewed settlement discussions. On August 6, 2009, the parties reached an agreement in principle for a settlement which is subject to negotiation of final details and documentation.
R2 Derivative Litigation
On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York (New York County) naming individual members of our Board of Directors and certain entities controlled by our Chairman as defendants and naming XOH as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009 the Defendants filed a Motion to Dismiss the Complaint, which is still pending. The effect of this case on XOH, if any, is not known at this time.
Hillenmeyer Derivative Litigation
On July 21, 2009, an XOH shareholder, Don Hillenmeyer, filed under seal in the Delaware Court of Chancery a Complaint titled “Verified Derivative and Class Action Complaint.” On August 6, 2009, XOH filed a redacted version of the Complaint in the Chancery Court. The Complaint names as defendants individual members of our Board of Directors and ACF Industries Holding Corp. (“ACF Holding”), an entity controlled by Carl C. Icahn, the Chairman of our Board of Directors, and names XOH as the nominal defendant. The Complaint challenges, among other things, ACF Holding’s recent proposal to acquire all of the outstanding XOH common shares which it does not already own, and alleges various breaches of fiduciary duties. The parties have entered into a Stipulation and Order Extending Time to Answer. The effect of this case on the Company, if any, is not known at this time.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (incorporated by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

3.3	Bylaws of XO Holdings, Inc. (incorporated herein by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)

4.1	Series A Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).

4.2	Series B Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).

4.3	Series C Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).

4.4	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 7% Class B Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).

4.5	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 9.50% Class C Perpetual Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to exhibit 4.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).

10.1	XO Holdings, Inc. 2009 Executive Bonus Plan (incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Holdings, Inc. for the quarter ended March 31, 2009)

10.2	Employment Agreement, dated as of January 5, 2009, by and between XO Holdings, Inc. and Daniel J. Wagner (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on January 20, 2009)

10.3	Redacted version of Master Professional Services Agreement, executed April 31, 2009 and effective as of March 30, 2009, by and between XO Communications Services, Inc. on behalf of itself, its operating affiliates and subsidiaries and Thomas Cady. CONFIDENTIAL PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER A CONFIDENTIAL TREATMENT REQUEST, PURSUANT TO RULE 406 OF THE SECURITIES ACT OF 1933, AS AMENDED, AND RULE 24b-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE REDACTED TERMS HAVE BEEN MARKED IN THIS EXHIBIT AT THE APPROPRIATE PLACE WITH THREE ASTERISKS [***]. (incorporated by reference to exhibit 10.3 filed with the Quarterly Report on Form 10-Q of XO Holdings, Inc. for the quarter ended June 30, 2009)

14.1	XO Business Ethics Policy (incorporated by reference to exhibit 14.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 17, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act as amended (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2009	XO HOLDINGS, INC.
	By:	/s/ Laura W. Thomas
Laura W. Thomas
Senior Vice President and Chief Financial Officer (Principal Financial Officer)