Form 10-K
period 2009-12-31
XO HOLDINGS INC
filed 2010-03-31
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of common stock held by non-affiliates of the registrant was $26.7 million based upon the closing sale price of the common stock as reported on the Over-the-Counter Bulletin Board as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity associated with our majority shareholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 9, 2010 was 182,075,165.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s proxy statement relating to its 2010 Annual Meeting of Stockholders.

XO Holdings, Inc.

Caution Regarding Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “can,” “may,” “could” or other comparable words. Our forward-looking statements are based on currently available operational, financial and competitive information and management’s current expectations, estimates and projections. These forward-looking statements include:

•	expectations regarding revenue, expenses, capital expenditures and financial position in future periods;

•	our ability to broaden our customer reach and expand our market share;

•	pursuit of growth opportunities;

•	the potential need to obtain future financing; and

•	our ability to fund our business plan and repay our scheduled obligations.

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

XO Holdings, Inc., a Delaware corporation, was incorporated in December 2005 and has its principal executive offices at 13865 Sunrise Valley Drive, Herndon, Virginia 20171. XO Holdings, Inc. is a holding company for its direct and indirect operating subsidiaries, including XO Communications, LLC (XO Holdings, Inc., together with its subsidiaries, “XO Holdings,” “XOH,” or the “Company”). The Company maintains an internet website at www.xo.com. Any information included in XOH’s website is not incorporated by reference into this Annual Report. We use the terms “we”, “our” and “us” to refer to XOH in this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements for our annual stockholders meeting, and amendments to those reports are available free of charge via a link on the investor relations section of our website to the Securities and Exchange Commission. In addition, we have posted on our website our Code of Ethics applicable to our principal executive officer, principal financial officer, controller, treasurer and other persons performing similar functions.

Overview

We are a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services using both advanced IP and traditional Time Division Multiplexing (“TDM”) technologies to the telecommunications provider, business and government markets. We serve the broad telecommunications needs of our customers through an extensive telecommunications network that we operate. As one of the nation’s largest competitive communications companies, we are uniquely positioned as a leading local and national alternative to the Incumbent Local Exchange Carrier (“ILEC”) for businesses and large enterprises. We operate in a market that continues to change rapidly as a result of technological advancements and industry consolidation. The majority of market share is maintained by the legacy ILECs. However, competitive service providers, like us, have succeeded in gaining market share from the ILECs by offering comparable services at competitive prices.

We earned revenues in excess of $1.5 billion for 2009 with continued revenue growth and improvement in operating losses over the each of the past 3 years. We expect to further grow our share within the retail and wholesale business-to-business telecommunications market by using our network assets to offer Broadband services primarily to business and carrier customers. We have invested over $400 million during the past two years in order to enhance and expand our extensive network and improve efficiencies.

Strategy

We continue to execute our strategic business plan by focusing on several key elements:

Focus on Business and Carrier Customers.  XOH provides a broad portfolio of reliable, scalable and high-speed telecommunications services tailored for enterprise, business, carrier and content delivery customers. XOH offers traditional and next-generation solutions tailored to these customers. We continue to invest in rolling out new product offerings to meet the emerging needs of these customers.

Focus on Broadband Services.  XOH has built a state-of-the-art network designed to carry data and IP traffic. This recognizes the on-going shift from traditional telephony services to new, IP-based services. During 2009, we realized almost half of our revenue from the sale of data and IP-related services, and expect to see a continued shift in our revenue mix to these services in 2010. We continue to place significant focus on developing new IP-based services. For our carrier customers, in 2008 we rolled out several new products, including Ethernet Hub and Carrier MPLS-enabled Internet Protocol Virtual Private Network (“MPLS IP-VPN”). For our business customers, we rolled out enhancements to several of our service offerings including MPLS IP-VPN, ethernet, and integrated VoIP, including our award-winning unified communications package, “XO Anywhere.” During 2009, XOH launched, “Ethernet Everywhere”, a service availability guarantee ensuring its carrier customers can obtain ethernet service anywhere within our coverage area. In addition, XO’s Business Services launched its XO Enterprise SIP offering. This new product gives multi-location businesses the flexibility and scalability to transform their distributed voice network architecture into a more centralized and cost-effective VoIP solution.

Utilize Our Network Assets.  XOH’s network is interoperable with both traditional and IP services. This allows customers to access XOH’s network with greater flexibility and enables us to offer solutions with significant appeal to business, carrier and wholesale customers. XOH’s national network includes over 950 central office collocations in over 80 major metropolitan markets across the United States. XOH’s network footprint includes an 18,000 route mile nationwide inter-city fiber optics network, over one million fiber miles, and approximately 3,000 on-network buildings. We continually update the capacity and capabilities of the network and expect to continue to do so in 2010.

Provide Quality Services to our Customers.  We support our nationwide network with an integrated array of systems and support personnel to ensure that our customers receive the highest quality of service. We employ a software-based single interface to all network fault management requirements and for advanced, highly accurate provisioning. XOH’s professional staff monitors the network 24/7, with subject-matter experts available to resolve issues quickly and accurately. XOH offers online tools that provide customers secure, self-service portals for the creation, maintenance, tracking and reporting of a number of services; XOH rolled out new online tools in 2008 and 2009 and plans to develop further capabilities in 2010 in order to enhance the customer’s experience and overall satisfaction. We continue to invest in operational areas including provisioning, care efficiency and billing accuracy as a way to further improve our customers’ experiences with our services.

Transformation.  In 2008, XOH commenced an enterprise-wide transformation initiative intended to enhance shareholder value through focusing on improving service delivery, accelerating revenue growth, and reducing our operating costs. We expect to continue this initiative over the next several years, with benefits partially being realized in 2009 and with further realization expected in 2010 and beyond. In conjunction with this transformation initiative, we intend to continue to invest in new network infrastructure, develop new service offerings and expect to continue expanding our large business and enterprise customer base.

Service Offerings
We use our nationwide IP network, extensive local metropolitan networks and broadband wireless facilities to offer a broad portfolio of services. The revenue from these services is aggregated into two categories: Core and Legacy/TDM. XOH’s Core Services include products using next generation IP technologies and transport services and include the following categories:

Broadband Services.  These services include IP Flex, Dedicated Internet Access (“DIA”), Carrier VoIP origination and termination, ethernet, and other IP-based solutions, as well as data services including Dedicated Private Line, Telco Collocation and Multi-Transport Networking (“MTNS”). Also included in this category is our MPLS IP-VPN service that allows our multi-location customers to securely connect their sites to achieve more bandwidth for the dollar, faster application deployment, lower network operating costs, and more access options. MPLS IP-VPN service is a fully managed converged voice and data network service with advanced features for application traffic prioritization by class of service for router management and for applications performance management. In addition, it offers universal site-to-site connectivity, a broader selection of access options and no rigid limits on bandwidth. Customers can select class of service options to prioritize their network traffic.

XOH provides private line dedicated transport services (“private line”) point-to-point connectivity. Our Dedicated Private Line service provides special access and point-to-point circuits to high volume customers, for their use as both primary and back-up circuits. In addition, fiber optic technology that enables signals to be transmitted at different wavelengths on a single fiber allows XOH to lease one or more dedicated wavelengths with connections of up to 9.6 Gbps, a transmission rate known as OC-192. This service supports a variety of transmission protocols, including ATM, Frame Relay, and Synchronous Optical Network. In addition, XOH’s facilities-based network allows us to offer data and telecommunications equipment collocation in many of our facilities across the United States. This capability allows customers to locate their equipment in secure, controlled access cabinets or cages at

XOH facilities. By placing their equipment in an XOH collocation, customers enjoy easy connection to the XOH network and other carrier networks, 24/7 monitoring, backup power, and other services that help customers increase bandwidth, reduce costs, avoid capital expenditures, and improve redundancy and business continuity capabilities.

XOH offers numerous solutions for DIA, from traditional 1.5 Mbps T1 services to mid-band ethernet internet access up to 10 Mbps to high speed optical internet access at speeds up to 10 Gbps. A suite of ethernet transport services, including Gigabit Ethernet (“GigE”), as well as inter-city ethernet services at 10 Mbps, 100 Mbps, 1 Gbps, and 10 Gbps between markets is available on both our fiber network and through fixed wireless capabilities. These services are designed to provide high-speed, high-capacity connections between customers’ Local Area Networks within and between metropolitan areas and reduce costs for customers as they eliminate the need for ongoing configuration, management and acquisition of equipment. XOH offers a broad portfolio of converged and VoIP services including integrated bundles, Session Initiation Protocol (“SIP”) service, and VoIP origination and termination solutions. Converged solutions allow voice and data traffic to transverse the same circuit, treating voice services as another IP application. XO SIP Service provides a native IP connection to the newest generation of IP-based PBXs. IP Flex provides a VoIP solution for customers who want to keep their existing phone equipment. XOH has one of the largest deployments of soft-switches to support both circuit switched voice traffic and packet-based VoIP traffic, carrying nearly 20 billion minutes of VoIP traffic in 2009.

Integrated/Voice Services.  XOH provides a portfolio of integrated and voice services for business and carrier customers. This portfolio includes traditional local and long distance services, such as PRI and our wholesale carrier long distance, Carrier Long Distance Termination (“CLDT”), as well as integrated voice and data services such as XOptions and Integrated Access. Carriers rely on XOH’s service to originate and terminate large volumes of minutes on behalf of their customers.

Fixed Wireless Services.  XOH provides a high-speed fixed wireless alternative to local copper and fiber connections. XOH currently offers wireless backhaul, network extensions, network redundancy and diversity services using broadband radio signals transmitted between points of presence located within line-of-sight (“LOS”). These services provide critical telecommunications links within customer networks without requiring them to construct their own facilities or purchase capacity from the regional ILECs. Fixed wireless services also provide carriers and end-user customers with network diversity and redundancy to permit them to deploy communications services that are less vulnerable to natural disasters or other disruptions than traditional, terrestrial-only telecommunications networks.

Managed Services.  XOH managed services provide network, equipment and professional services as an integrated solution for customers through our XO One managed IP-enabled PBX (“iPBX”) offerings. The offer includes iPBX installed and managed at our customers’ premises that allows customers with single or multiple locations to outsource the deployment and management of their premise-based IP systems. This solution provides businesses with the benefits and features of IP Telephony while helping to lower their total cost of network ownership by eliminating the expenses of purchasing, maintaining and managing their own voice and data equipment. XOH also offers network-based Interactive Voice Response, (“IVR”) services that provide custom-designed voice response systems that reduce costs and improve serviceability by routing calls, capturing information, locating, retrieving and communicating data and more.

XOH’s Legacy/TDM services are predominantly deployed using TDM and circuit switched voice technologies. These services include the following categories:

Voice Services.  XOH’s traditional voice services are a proven alternative to the ILECs. XOH has negotiated and entered into interconnection agreements with applicable ILECs and certain independent carriers, and implemented permanent local number portability, which allows new customers to retain their existing telephone numbers when they choose XOH as their service provider. XOH offers a variety of traditional voice applications and services including standard dial tone (with 911 access, touch tone dialing, directory assistance, and operator-assisted calling), retail local and long distance (including international, toll-free, operator-assisted, and calling card) services, basic business lines, switched trunks, local voice features such as messaging, voice and web conferencing, and carrier reciprocal access.

Hosting and Hosted Applications.  XOH offers a range of web hosting, messaging, collaboration and Software-As-A-Service (“SaaS”) applications to help customers manage their online business and provide online business tools to our customers. These services include website hosting, business email, managed server and professional website services related to these products. XOH provides its hosted services on a patented Clustered Technology architecture, a platform that delivers greater reliability, speed and performance than traditional shared platforms. XOH’s unique technology provides virtually inexhaustible dynamic resources and multiple tiers of system and application security.

Business Units

XOH operates through three customer-centric business units: XO Business Services (“Business Services”), XO Carrier Services (“Carrier Services”) and XO Concentric (“Concentric”). Business Services markets our telecommunications solutions to government agencies and business customers, ranging in size from growing businesses to Fortune 500 companies. Business Services provides managed IP, data and end-to-end communications solutions. Carrier Services markets wholesale solutions to carriers and other telecommunications providers. Concentric is primarily marketed to small business customers. This business unit structure helps XOH focus on specific customer groups, grow revenue within each customer group, and it highlights XOH’s unique competitive advantages in serving business and carrier customers as the telecommunications industry consolidates and data and telecommunications services converge.

Business Services

Business Services provides business customers and government agencies with managed IP, data and end-to-end voice communications solutions. Business Services is focused on obtaining and retaining customers through an outstanding customer experience and profitably growing revenue through an expanding IP-based service portfolio. Business Services builds on our strong position within the small-to-medium sized business market as a platform for greater emphasis on mid-market businesses. Business Services also leverages XOH’s nationwide network to increase our penetration in the larger enterprise market.

The United States market for wireline business telecommunications services consists of over 14 million businesses with average monthly telecommunications spending of approximately $6.0 billion. XOH’s network footprint reaches approximately 40% of that available market.

To reach our markets, Business Services employs a direct sales and support organization. In addition, Business Services has agreements with over 250 third-party national, regional and local agents and agency firms, who represent a broad range of voice, data, consulting, and equipment services that they provide to end users. These business partners extend the reach of the Business Services sales organization geographically as well as addressing specific customer segments.

Business customers in the United States telecommunications market span a wide range of sizes and needs, from small and medium sized businesses to large multi-location enterprises. Business Services is aligning its service offerings, sales and channel strategies and customer support models to better meet the needs of these broad customer groups:

Small-to-Medium Business (“SMB”).  The SMB group consists of single-site or multiple-site customers. These customers may require multiple service packages or some level of customized solutions.

Mid-Market Business.  Business Services is ideally positioned to serve the needs of mid-market businesses. These growing companies are frequently underserved by large telecommunications providers. XOH has a range of IP based services, from bundles that are suited to branch locations, to customized solutions that meet the needs of company headquarters locations or multi-site networks. A majority of Business Services’ resources are concentrated on serving the needs of customers within this market.

Enterprise.  Enterprises are large commercial entities with complex communications needs. These customers require high bandwidth, secure private networks, multi-location services and unique solutions. Business Services is allocating additional resources in this segment focusing on key growth verticals that can take advantage of our national footprint and scalable IP-based service portfolio.

Government.  Government entities from local school districts to state offices and federal agencies frequently require telecommunications solutions that are similar to mid-market and enterprise businesses. Yet, government customers have unique needs and purchasing processes necessary to meet the requirements of serving the public.

Historically, Business Services has served a portion of all these groups, with an especially strong presence in the SMB market. During 2008, Business Services began shifting its focus to mid-market business enterprises. As a result, during 2008 a significant shift in expenditures, personnel and customer base occurred. Business Services’ concentration of resources and focus on mid-market businesses resulted in a substantial expansion in the number of mid-market customers served. Throughout 2009, Business Services continued to invest in network infrastructure, products and services, and resources to accelerate revenue growth with an even greater focus on penetrating the enterprise customer market.

Carrier Services
Carrier Services delivers a broad range of IP, data and wholesale voice services to ILECs, Competitive Local Exchange Carriers (“CLEC“s), Internet Service Providers (“ISPs”), interexchange carriers, non-facility based resellers, building local exchange carriers, wireless service providers, and VoIP service providers. This business unit leverages wholesale versions of the services described above as well as some unique services that are targeted to wholesale customers, specifically, ethernet and TDM Aggregation and VoIP Origination and Termination services. Ethernet and TDM Aggregation services collect end-user 1.5 Mbps to 100 Mbps from discrete end user or enterprise locations distributed across a wide geographic region at a metropolitan or regional level and delivers it to Carrier Services’ customers over a larger speed connection. This allows customers without a Point-of-Presence (“POP”) in a particular city or region where they have end-users, to use the XOH backbone to aggregate and backhaul their end user traffic to their POP. Traffic is transported securely via MPLS and allows customers to manage their own IP address space. Wholesale long distance termination services provide solutions to terminate inter- and intra-state long distance calls with only one interconnection. VoIP Origination and VoIP Termination services allow incoming calls through XOH’s IP network. VoIP Termination provides long distance connectivity to terminate IP-originated calls to the Public Switched Telephone Network (“PSTN”). These services are used by some of the nation’s leading retail VoIP service providers. Carrier Services also offers customers high-capacity, inter-city private line and inter-city ethernet services. Taking advantage of consolidation within the industry and increased customer demands for bandwidth, Carrier Services also targets international carriers and cable companies.

Carrier Services continues to expand infrastructure to high-traffic aggregation points across the United States in two specific areas including: 1) submarine cable landing stations; and 2) the US — Mexico border crossing, enabling connectivity to Mexico and Central and South America. The expansion of infrastructure in these two areas in addition to continued investment in long-haul Dense Wave Division Multi-plexing (“DWDM”) will enable more opportunity for high capacity bandwidth and IP services among US domestic as well as global carriers. Further, in order to capture a greater share of the metro IP and wavelength services market, Carrier Services is now providing mid-band ethernet services to customers and has deployed next-generation ethernet services enabling expanded IP-VPN and other IP-based services. The combined investments in high speed wavelength in metro IP and ethernet technologies and customer service and support, differentiates Carrier Services from competitors for future wholesale IP business growth.

Concentric
Concentric services the needs of small business customers. These customers are typically defined as single location businesses, less than 20 employees, with non-complex telecommunications requirements.

The small-business segment that Concentric serves is a highly competitive market. ILECs such as ATT and Verizon, cable companies, and other CLECs offer aggressive pricing, innovative products and services, and an ever increasing toolkit of self-directed capabilities. To improve retention and growth of our customer base, XOH proactively contacts customers to promote bundled product packages and to educate and inform customers on new services and capabilities. Our active churn management programs help predict propensity to churn, enabling Concentric to take swift action to minimize attrition.

XOH offers Concentric customers cost-effective, scalable, and secure telecommunications solutions for their voice, data, internet, and web hosting needs. In 2009, we continued to grow our portfolio of services. For example, we introduced an online, managed backup solution providing 24/7 data protection for business data. This solution reduces downtime, increases productivity and enables businesses to quickly and easily deploy data protection for the entire organization, servers, desktops, laptops and applications. We will continue to expand such hosted IT solutions to enable businesses to rely on our carrier-strength network and service and allow them to focus on their core competencies.

In 2010, Concentric will focus on retention of this valuable customer segment, seek opportunities to increase productivity and efficiency, and continue to develop capabilities for customers to self-manage their communications infrastructure.

Network

Our wireline network consists of assets, substantially all of which we own or control through indefeasible exclusive rights or other leasing or contractual arrangements, located across the United States making us a national facilities-based carrier. XOH’s network comprises a series of fiber optic networks located in the central business districts of numerous metropolitan areas and an inter-city fiber optic network capable of carrying high volumes of data, voice, video and internet traffic. By integrating these networks with advanced telecommunications technologies, such as wave division multiplexing transmission and advanced packet switching equipment, XOH is able to offer its customers a comprehensive array of telecommunications services primarily or entirely over a network that it owns or controls, from the initiation of the data or voice transmission to the point of termination. This integrated network provides multi-location businesses with a single-source telecommunications solution within a metropolitan area or across the country.

Metropolitan Fiber Networks and Local Facilities.  Our metropolitan fiber networks consist of more than 900,000 fiber miles contained in fiber optic cables serving the central business districts of numerous metropolitan areas. The number of “fiber miles” is equal to the number of route miles multiplied by the number of fibers along that path. We operate 41 metropolitan fiber networks in 24 states and Washington, D.C., including 27 of the 30 largest metropolitan areas in the United States. In the aggregate, our metropolitan area networks consist of more than 9,000 route miles of fiber optic cable connecting over 950 unique ILEC end-office collocations in 41 United States cities.

The core of each of our metropolitan fiber networks is one or more rings of fiber optic cable in a city’s central business district that connect to our central office locations from which we can provision services to our customers. These central offices contain the switches, routers and other electronics that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services. A critical element of our metropolitan fiber network is the number of collocations where we have located our aggregation and transmission equipment. We are able to provision services at a lower cost per unit when we operate a collocation within a relatively short distance of our customers. We operate collocations in over 950 central offices as part of our network. Virtually all of our collocations are concentrated in the business districts in which our target customers are located. We operate one of the most extensive collocation footprints in the United States. We believe that our extensive collocations provide us with substantial market opportunities to both sell services to our targeted business customers and to serve as points of termination for traffic originated by other carriers.

We strive to build and own these metropolitan fiber networks or obtain indefeasible rights of use (“IRU”) fiber so that we can control the design and technology used to best meet our customers’ needs. Our IRUs allow us to use a specified amount of fiber on those cables for terms ranging from 10 to 30 years. We built our high capacity metropolitan fiber networks using a backbone density ranging between 72 and 432 strands of fiber per cable. Fiber optic cables have the bandwidth to carry tens of thousands of times the amount of traffic as traditionally-configured copper wire. Our high-count fiber cables allow us to augment the scale of our broadband and voice services without incurring significant additional construction costs.

The following table details the 41 metropolitan fiber networks in the 85 markets we serve:

	Metro Fiber			Metro Fiber
	Network			Network
State	Location	Service Market	State	Location	Service Market

AZ	Phoenix	Phoenix	MN	Minneapolis	Greater Minneapolis/St. Paul
CA	Los Angeles	Los Angeles	MO	St Louis	St Louis
CA	Orange County	Anaheim	NC	Charlotte	Charlotte
		Costa Mesa	NC	Raleigh	Raleigh
		Fullerton	NJ	New Jersey	Bergen/Passaic
		Garden Grove			Middlesex-Somerset-Hunterdon
		Huntington Beach			Newark
		Inglewood			Jersey City
		Irving			Monmouth-Ocean
		Long Beach			Trenton
		Orange	NV	Las Vegas	Las Vegas
		Santa Ana	NY	New York	Manhattan
CA	Sacramento	Sacramento			Nassau-Suffolk
CA	San Diego	San Diego	NY	Rochester	Rochester
CA	San Francisco	San Francisco	OH	Cleveland/	Cleveland-Lorain-Elyria
		Oakland		Akron	Akron
		Fremont			Canton-Massillon
		Milpitas	OH	Columbus	Columbus
		Mountain View	OR	Portland	Portland-Vancouver, OR-WA
		Palo Alto	PA / DE	Central PA	Allentown-Bethlehem-Easton
		Santa Clara			Harrisburg-Lebanon-Carlisle
		Sunnyvale			Lancaster
CA	San Jose	San Jose			Reading
CO	Denver	Denver			Scranton-Wilkes-Barre-Hazleton
		Boulder-Longmont			York
DC/VA	Washington	Washington, DC-MD-			Wilmington-Newark, DE-MD
	D.C./ Northern	VA-WV
VA
FL	Ft Lauderdale	Ft Lauderdale			Dover
FL	Miami	Miami	PA	Philadelphia	Philadelphia, PA-NJ
		West Palm Beach-Boca	PA	Pittsburgh	Pittsburgh
Raton
FL	Orlando	Orlando	TN	Memphis	Memphis, TN-AR-MS
		Tampa-St.	TN	Nashville	Nashville
FL	Tampa	Petersburg-Clearwater	TX	Austin	Austin-San Marco
GA	Atlanta	Atlanta Marietta	TX	Dallas/Ft Worth	Dallas Fort Worth-Arlington
IL	Chicago	Chicago	TX	Houston	Houston
MA	Boston	Boston, MA-NH	TX	San Antonio	San Antonio
		Brockton	UT	Salt Lake City	Salt Lake City-Ogden
		Lawrence, MA-NH			Orem/Provo
		Lowell, MA-NH	WA	Seattle	Seattle-Bellevue-Everett
		Worcester, MA-CT	WA	Spokane/Idaho	Spokane
MD	Baltimore	Baltimore			Lewiston
MI	Detroit	Detroit			Clarkston Coeur d’Alene

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

Inter-city Network.  We have designed and built an advanced and reliable inter-city fiber optic transmission network using XOH fiber and long-haul dense wave division multiplexing transmission equipment. There are at least two physically diverse fiber paths connecting most of our markets to their adjacent markets. This allows us to reroute traffic around inter-city fiber cuts to ensure end-to-end connectivity to our customers. Metropolitan fiber rings are diversely routed to the XOH POP. This ensures that we can reroute customer traffic around network impairments.

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

We have lit 2 of our 18 fiber optic strands with 400G-capable transmission equipment and have lit an additional 2 fiber optic strands on segments of our network that required additional capacity with the 800G technology. During the fourth quarter of 2008, we began to deploy 1.6 Tbps capable systems on select inter-city routes, and we continued to deploy 1.6 Tbps capable systems on additional inter-city routes in 2009. We believe that lighting our inter-city fiber network is strategically beneficial to us. Using our own inter-city fiber optic network and associated transmission and switching equipment provides a lower cost basis for running our network and a higher level of service for our customers.

IP Network.  Our IP network consists of a 10 Gbps ethernet-based high-capacity backbone that runs along the same routes as our inter-city fiber optic and transmission network. This Nx10G IP/MPLS backbone connects to ten IP core nodes in the US, three IP core nodes in Europe and one IP core node in Hong Kong, as well as 70 IP POPs located in 38 US markets and provides connectivity to one XOH-operated hosting data center. The European and Asian core nodes connect to XO’s North American backbone via 3rd party leased facilities. These IP backbone nodes and POPs provide inter-city IP transport between the XOH metropolitan fiber networks and the connectivity to other ISPs which is commonly referred to as peering. Peering with other ISPs is done in each of our fourteen IP core nodes. The IP POPs house customer termination and aggregating routers, as well as VoIP media gateways for XOH’s softswitch platform.

Our IP/MPLS network architecture, constructed with our own 10 Gbps wavelengths, provides the highest level of restoration available to IP networks today. Redundant routes and capacity are identified and reserved so that in the event of a failure, the network will automatically restore traffic in the shortest time possible without the need for manual intervention. In 2008, we deployed additional high-speed Provider Edge (PE) routers in our backbone nodes and IP POPs to provide a scalable platform for 1 Gigabit Ethernet (GE) and 10GE ports for high-speed transit customers, as well as added additional 10GE-capable peering routers to support substantially greater traffic exchange with other internet backbones. In 2009, we began a program to upgrade the pairs of PE routers in our metro IP POPs that aggregate traffic from smaller customer-aggregating routers, as well as provide cost-effective customer terminations at 1GE and 10GE. The modern ethernet-based PE routers have the potential to support 40Gbps and 100Gbps trunks and customer terminations in the future.

Wireless Network.  We hold 91 licenses in the LMDS wireless spectrum (28-31 GHz range) and ten 39 GHz licenses. These licenses cover 75 basic trading areas (“BTA”), which are typically cities or metropolitan areas located throughout the United States. For every license, the license holder must make both a license renewal filing and a demonstration of “substantial service” at the Federal Communications Commission (“FCC”). Our licenses are renewable for additional ten year terms. The renewal dates for 90 of our LMDS licenses are in 2018, one LMDS license has a renewal date in 2016 and our 39 GHz licenses will be up for renewal in 2010.

In order to secure renewal of our LMDS licenses, we must generally be in compliance with all relevant FCC rules and demonstrate that we are providing “substantial service” in our licensed areas. As of December 31, 2009, substantial service showings for 43 of our LMDS licensed markets have been approved by the FCC. The remaining 48 LMDS substantial service demonstrations have been granted an extension until June 1, 2012 by the FCC. While management expects that we will be able to secure FCC approval of any substantial service filings in relation to the 48 licenses for which we received an extension, there is no assurance that we will receive such FCC approval.

Our wireless services are provisioned through exclusively licensed LMDS fixed wireless spectrum or common carrier spectrum. The properties of XOH’s LMDS spectrum allow it to deliver voice and data connectivity to customers at rates of up to 1 Gbps, providing them access to high bandwidth applications. In addition, unlike the spectrum deployed by many other fixed wireless providers, XOH’s LMDS spectrum allows point-to-multipoint applications, making its services useful in the deployment of aggregation networks. However, unlike lower frequency transmissions, the signals transmitted through XOH’s LMDS spectrum generally will not penetrate trees, walls, glass or other path-obstructing materials. We typically address these Line-Of-Sight (LOS) challenges by installing intermediate sites to overcome transmission obstacles. This solution is generally sufficient for services to telecommunications carriers, who sell directly to end-users. However, these LOS challenges, along with the complexities of installation, billing, and caring for end-user customers limit XOH’s plan to market wireless services directly to retail end-users.

Competition

The telecommunications industry is an intensely competitive environment with numerous competitors including ILECs, CLECs, ISPs, VoIP carriers, cable-based communications providers and fixed wireless carriers. The attributes that we believe differentiate us from our competition are the integration of our nationwide high-capacity fiber and wireless networks, advanced IP and converged communications services, and a responsive, customer-focused orientation. We compete in the markets for wireline and fixed wireless telecommunications services within the United States. These markets are rapidly changing due to the emergence of new technologies and service offerings, industry consolidation, and an evolving regulatory environment.

CLECs and other competitive network providers such as XOH have provided telecommunications services for many years; nevertheless, the market for telecommunications services remains dominated by the ILECs, each of which owns the majority of the local exchange network in its respective operating region of the United States and extensive national and often international networks and operations. The ILECs are our primary competitors for voice, data and internet services provided to business customers. We compete on the basis of a superior value proposition composed of our ability to provide nationwide service, innovative offerings, a competitive price and our commitment to customer service. While we believe that we have competitive advantages over the ILECs, each ILEC has significantly more resources available to expand its penetration into the business marketplace.

In addition to competing with ILECs, we also compete with many CLECs, some of which are regionally focused. We believe that our national reach, breadth of services, and competitive pricing makes us competitive with CLECs. Recent industry consolidation has eliminated a number of these, resulting in larger competitors that may have greater economies of scale and more extensive service footprints and are likely to result in the combined companies becoming even more formidable competitors.

In addition, new competitors such as VoIP providers and cable companies have entered the market to compete with traditional, facilities-based telecommunications services providers. Several companies provide integrated telecommunications services exclusively by means of IP. Many hosted VoIP providers also aggressively compete for business customers; to date, most of these providers operate on a local or regional basis. Cable companies, such as Cox Communications, Comcast and Time Warner have begun aggressively marketing their voice and broadband data connection services into the business telecommunications market. Several regional fiber-based network providers have initiated operations by buying up and integrating smaller local and regional fiber networks.

As a result of increasing competitive forces, including technological advances, service providers have reduced the prices charged for telecommunication services in recent years. We expect to continue experiencing downward price pressure with respect to our service offerings. Our ability to reduce prices in response to competitive pressures may be limited by our reliance on some of our principal competitors to provide key network elements that we need to provide network services, our ability to successfully deploy technologies that improve our network operating efficiencies, and our ability to continue to drive other cost structure improvements.

Regulatory environments at both the state and federal levels have considerable influence on our industry. We continually monitor regulatory developments and remain active in our participation in regulatory issues. See “Description of Business — Regulatory” and “Risk Factors” for further discussion of the regulatory environment and its impact on us.

Several new technologies are being adopted by telecommunications carriers that could cause significant changes and opportunities in the competitive landscape for telecommunications services. Such technologies include (but are not limited to):

•	IP Communications — IP technology enables delivery of voice and data telecommunications services over a single IP network which is less costly to operate than the existing PSTN.

•	Mobile Wireless Technologies — New high bandwidth applications, commonly referred to as 3G broadband wireless networks, allow the delivery of voice and data (including video) via wireless connection. We believe 3G wireless networks together with the development of next generation, or 4G, wireless networks, will accelerate the adoption of wireless data services by both consumers and enterprises.

We are continuing to experience revenue growth from customers using our IP-based network infrastructure. This revenue growth is partially offset by the continued and expected decline in our traditional legacy services. We have deployed our own suite of IP data and VoIP solutions and anticipate adding new services with more IP-enabled features to target larger customers. Within IP, we are seeing ethernet becoming the accepted standard for high-speed connections. The continued rapid growth of the internet, including the acceptance of video being delivered over the internet, has led to various customers requiring faster connections.

We believe the continued market growth for mobile wireless telecommunications services, including the rapid adoption of data and internet enabled mobile devices, and increased demand for high-speed broadband services will require wireless telecommunications carriers and our business customers to need significantly greater bandwidth. Upgrades to our IP-based network infrastructure in recent years and anticipated continued enhancements will position us well to meet this demand.

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

Federal Regulation.  XOH has authority from the FCC for the installation, acquisition and operation of its wireline network facilities to provide facilities-based interstate and international telecommunications services. In addition, XOH is authorized by the FCC to operate its 28 to 31 GHz LMDS and 39 GHz broadband wireless facilities. Because we are not dominant in any of our markets, unlike ILECs, our telecommunications services are not subject to price cap or rate of return regulation. Thus, our pricing policies for interstate and international end user telecommunications services are only subject to the federal requirements that charges for such services be just, reasonable, and non-discriminatory. The FCC allows us to file interstate tariffs for our interstate access services (rates charged by us to other carriers for access to our network). As for interstate and international long distance telecommunications services, the FCC requires us to make the terms, conditions and rates of the detariffed services available to the public on our web site.

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

FCC Regulation of Wireless Services.  XOH is the licensee of authorizations issued by the FCC in LMDS and 39 GHz services. As an FCC licensee, XOH is subject to regulatory oversight, including limits on the amount of foreign investment in certain FCC licenses, the transfer and assignment of FCC licenses, and regulations governing the construction, technical aspects and the nature of services that can be provided by operators of wireless communications systems. The FCC regulates the use of the electromagnetic spectrum, and has exclusive jurisdiction over licensing and technical rules governing the operation of wireless services.

The majority of our FCC licenses are in the LMDS spectrum range, which is one of the several FCC-licensed services that permit licensees and/or their customers to transmit high capacity wireless broadband traffic on a LOS basis. Generally, only LOS operations may be offered today because of where in the spectrum LMDS frequencies are situated. Other FCC-licensed services with high-capacity broadband wireless LOS capabilities include the 24 GHz band and the 39 GHz band. For discussion of the FCC’s approval of our demonstrations of substantial service in licensed areas and LMDS license extensions granted see “Description of Business — Licenses.”

Additional Federal Regulations

The following discussion summarizes some additional specific areas of federal regulation that directly affect our business.

Verizon and Qwest Petitions for Forbearance from Unbundling Requirements.  On September 6, 2006 and on April 27, 2007, pursuant to section 10 of the Communications Act of 1934, as amended (the “Communications Act”), the regulated, wholly owned subsidiaries of Verizon Communications, Inc. (collectively “Verizon”) and Qwest Corporation (“Qwest”), respectively, filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations. Verizon sought relief in six markets: Boston, New York, Pittsburgh, Philadelphia, Providence, RI and Virginia Beach, VA. Qwest’s request included relief in four markets: Denver, Minneapolis, Phoenix and Seattle. On December 4, 2007, the FCC, in a unanimous decision, found that the current evidence of competition does not satisfy the section 10 forbearance standard with respect to any of Verizon’s requests. Accordingly, the Commission denied the requested relief in all six MSAs. On January 14, 2008, Verizon filed an appeal in the United States Court of Appeals for the DC Circuit (“DC Circuit”). On July 25, 2008, in a unanimous decision, the FCC adopted a Memorandum Opinion and Order denying Qwest’s four petitions in their entirety. On July 29, 2008, Qwest filed an appeal of the FCC’s decision with the United States Court of Appeals for the DC Circuit. We intervened in the appeals of the FCC’s decisions in the Verizon and Qwest Forbearance cases in support of the FCC. On June 19, 2009, the DC Circuit ruled on Verizon’s appeal, remanding to the FCC a very limited question regarding how the FCC reached its rejection of the forbearance petitions — but not overturning the actual decision. While the Qwest appeal is still pending in the DC Circuit, on July 17, 2009, the FCC asked the DC Circuit to remand the pending Qwest appeal back to the FCC so that the issues in the Qwest forbearance case can be decided simultaneously with the remand of the Verizon forbearance case. In addition, on March 24, 2009, Qwest re-filed its petition for forbearance for the Phoenix market, citing greater intermodal competition since July 25, 2008 when the FCC rejected Qwest’s first petition for forbearance for the Phoenix market. The FCC asked interested parties to file comments and reply on both the Verizon and Qwest remand docket as well as the Qwest re-filed Phoenix petition by September 21, 2009 and October 21, 2009, respectively. It is not possible to predict the outcome of, or potential effect upon, our operations of the pending Verizon and Qwest remand docket or Qwest’s re-filed forbearance petition for the Phoenix market.

VoIP.  Like a growing number of carriers, we use IP technology for the transmission of a portion of our network traffic. The regulatory status and treatment of IP-enabled services is unresolved. The FCC has held that Vonage’s VoIP services and similar offerings by other providers are subject to the FCC’s interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. On June 27, 2006, the FCC released an order holding that providers of “interconnected VoIP services” must contribute to the Federal Universal Service Fund (“USF”), finding that such providers are “providers of interstate telecommunications” under 47 U.S.C. 254(d) and also asserting its ancillary jurisdiction over such providers under Title I of the Communications Act. The FCC, however, explicitly left open the question of whether interconnected VoIP providers provide “telecommunications services” or enhanced “information services.” Generally, telecommunications service providers, including traditional local and long distance telecommunications companies, are regulated under the Communications Act; information service providers are generally unregulated. On June 1, 2007, the United States Court of Appeals for the DC Circuit upheld the FCC’s order requiring VoIP providers to pay into the USF. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of this proceeding or its effect on our operations.

Intercarrier Compensation Reform and Treatment of VoIP Services.  On July 8, 2008, the United States Court of Appeals for the D.C. Circuit directed the FCC to either justify its intercarrier compensation rules for traffic bound for ISPs or such rules will be vacated on November 6, 2008. Several interested parties filed various proposals on how the FCC might justify its intercarrier compensation rules for ISP- bound traffic as well as how the FCC may reform the entire intercarrier compensation and universal service fund regimes. We actively participated at the FCC in response to those proposals. On November 5, 2008, the FCC released an Order responding to the United States Court of Appeals for the DC Circuit specifically keeping the current ISP-bound traffic rules in effect, including a $0.0007 cap on traffic above a 3:1 ratio. Also on November 5, 2008, the FCC released a Further Notice of Proposed Rulemaking requesting comment on three alternative proposals for reform of the intercarrier compensation and universal service rules. The three proposals include a proposed draft order circulated by the FCC Chairman, a narrower draft addressing only USF reform issues, and a revised version of the Chairman’s proposal that includes suggestions made by rural and wireless carriers as well as consumer groups. The FCC has taken no action on the three proposals to date. On March 17, 2010, the FCC released its National Broadband Plan which outlines a roadmap for the delivery of broadband to all Americans. The Plan does not have the effect of law but is a blueprint for how the FCC may address various issues. With respect to possible reform to intercarrier compensation, the FCC specifically recommended that during the 2012-2016 timeframe, intrastate terminating switched access rate levels should be moved down to interstate terminating switched access rate levels over a period of two to four years. In the 2017-2020 timeframe, the FCC should continue reducing intercarrier compensation rates by phasing out the per-minute rates for the origination and termination of telecommunications traffic. The FCC would have to take action through an open rulemaking or begin a new rulemaking in order to turn these recommendations into regulations. For this reason, we cannot predict what, if any, actions the FCC will take, when it may act or the effect this will have on our future financial results.

Universal Service Administrative Corporation.  The Universal Service Administrative Corporation is in the process of auditing the Company’s compliance with universal service contribution reporting obligations in connection with services provided during 2007. The Company believes that it complied with applicable FCC rules in all material respects; however an adverse audit determination could result in significant retroactive assessment of USF contribution liability and associated interest, penalties, fines or forfeitures.

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

Wireless Services Affected by State Regulations.  While we anticipate that the dedicated wireless communications links that XOH currently provides and expects to provide will be used by our customers as part of their interstate mobile wireless communications networks, we market point-to-point wireless services designed to carry a customer’s telecommunications traffic from a customer’s facility to the facilities of a telecommunications carrier or to another of the customer’s offices, primarily within one state. To the extent necessary, XOH has applied for and anticipates that it will receive and maintain Certificates of Public Convenience and Necessity, file tariffs and reports, and fulfill other administrative and financial obligations, such as state universal service fund obligations, as appropriate relative to its services. XOH has received certificates from 28 state commissions.

Additional State and Local Regulation
XOCS Complaints Against Verizon.  On April 18, 2008, XO Communications Services, Inc. (“XOCS”) an indirect subsidiary of XOH, filed a formal complaint against Verizon Pennsylvania Inc. before the Pennsylvania Public Utilities Commission. On December 14, 2009, XOCS filed a formal complaint against Verizon New Jersey before the New Jersey Board of Public Utilities (the “BPU”) and sought consolidation of the XOCS complaint proceeding with an on-going proceeding involving a similar complaint that One Communications filed against Verizon New Jersey in May, 2009. In the Pennsylvania and New Jersey complaints, XOCS claimed that Verizon was erroneously, and in violation of its tariffs, assessing switched access dedicated tandem trunk port charges on local interconnection trunks used to jointly provide switched access services to third party interexchange carriers. In Pennsylvania, evidentiary hearings have been held, and briefs have been submitted. The Pennsylvania Commission has not issued a final decision in this matter. However, in an almost identical complaint filed by One Communications (“One”) and CTC Communications (’CTC”) against Verizon regarding dedicated tandem trunk port charges on local interconnection trunks, the Pennsylvania PUC on January 28, 2010 adopted the administrative law judge’s initial decision, which orders Verizon to discontinue the imposition of the disputed charges on One and CTC and orders Verizon to reimburse One and CTC for all dedicated tandem trunk port charges on local interconnection trunks previously paid by these entities. In

New Jersey, XOCS’ motion for consolidation is still pending. In New Jersey, XOCS’ motion for consolidation is still pending. If granted, hearings in this matter would be held in July 2010. No schedule has been set for the XOCS complaint proceeding should the BPU deny XOCS’ motion for consolidation. The outcomes of the XOCS complaint proceedings are not known at this time.

Qwest Complaints Against XO.  On June 24, 2008, Qwest Communications Corporation (“QCC”) filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Utilities Commission of the State of Colorado. On August 1, 2008, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Utilities Commission for the State of California. On July 2, 2009, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Service Commission for the State of New York. On December 11, 2009, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Service Commission of the State of Florida. In the complaints, QCC claimed that XOCS and the other telecommunications providers violated state statutes and regulations and, in certain cases the provider’s respective tariffs, subjecting QCC to unjust and unreasonable rate discrimination in connection with the provision of intrastate access services. On August 1, 2008, September 22, 2008, August 27, 2009 and January 29, 2010, XOCS filed its answers to the Colorado, California, New York and Florida complaints, respectively, denying QCC’s claims and setting forth affirmative defenses. The likely outcomes of these proceedings are not known at this time.

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

Dense Wave Division Multi-plexing, or DWDM .  A means of increasing the capacity of fiber-optic data transmission systems through the multiplexing of multiple wavelengths of light.

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

OC — 192.  A data communications circuit capable of transmitting data at approximately 9.9 Gbps.

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

Private Line Dedicated Transport Services, or Private Line.  A private, dedicated telecommunications link between different customer locations.

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

Employees

As of February 28, 2010, we had 4,021 employees, including 1,725 in Business Services, 338 in Carrier Services, 73 in Concentric, 1,244 in Network Services, 344 in Information Technology, 158 in Finance and 139 in Corporate. None of our employees are represented by a labor union and we have experienced no labor-related work stoppages.

ITEM 1A.	RISK FACTORS

Risks Related to Liquidity, Financial Resources, and Capitalization

We have incurred a net loss from operations in the past and may not generate funds from operations or financing activities sufficient to meet all of our operating or capital cash requirements and, if we are unable to meet our needs for additional funding in the future, we may be required to limit, scale back or cease our operations.

For each period since inception, we have incurred net losses from operations. For 2009, 2008 and 2007 our net losses from operations were $47.2 million, $84.8 million and $110.1 million, respectively. Our negative free cash flow (cash flow from operations less our capital expenditures) was $50.4 million, $145.3 million and $75.6 million for 2009, 2008 and 2007, respectively.

If we are unable to raise additional capital, we may not generate sufficient funds from operations to execute our long-term, strategic business plan. Consequently, we may be required to delay or reduce the scope of our capital expenditure activities, eliminate certain expenditures on long-term initiatives and/or implement cash preservation measures. In such a capital restricted situation, we may be forced to sell assets or securities or borrow funds on an untimely or unfavorable basis.

We may seek additional financing to fund the redemption of shares of our Class A preferred stock, to acquire capital assets in support of our operations, to capitalize on opportunities which may arise to enhance our competitive position, or for general corporate purposes.

Based on our current level of operations, we believe that cash flow from operations as well as cash on hand and marketable securities will enable us to meet our working capital, capital expenditure, Class A preferred stock redemption and other obligations for at least the next 12 months. However, our ability to fund our capital needs depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. We may seek additional financing to operate and grow our business, including, without limitation, the possibility of a rights offering. There can be no assurance that such financing will be available on terms acceptable to us or at all. If available financing is limited or we are forced to fund our operations at a higher cost, we may need to curtail our business activities or increase our cost of financing, both of which could have an adverse effect on our operating results and financial condition.

The original terms of our 6% Class A Convertible Preferred Stock (“Class A Preferred Stock”) required that by January 15, 2010, we redeem in cash and in a manner provided for therein all of the shares of Class A Preferred Stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Industries Holding Corp. (“ACF Holding”), an affiliate of Mr. Carl Icahn, the Chairman of our Board of Directors and our majority stockholder (the “Chairman”), agreed to extend the date on which we would be required to redeem the shares of Class A Preferred Stock held by ACF Holding (the “ACF Holding Shares”) from January 15, 2010 to a date no later than April 15, 2010. The extension did not affect the redemption date of any of the shares of Class A Preferred Stock other than the ACF Holding Shares. On July 9, 2009, we redeemed 304,314 shares of Class A preferred stock from entities unaffiliated with us at an aggregate purchase price of approximately $18.4 million, which reduced the number of outstanding shares of Class A preferred stock to 3,695,686. On January 15, 2010, we redeemed all 599,137 shares of Class A preferred stock held by entities unaffiliated with the Chairman at an aggregate purchase price of approximately $41.4 million. As of March 31, 2010 ACF Holding is the holder of 100% of the remaining 3,096,549 shares of Class A preferred stock. We are required to redeem any outstanding ACF Holding Shares for cash at an aggregate liquidation preference of up to $217.4 million at a date no later than April 15, 2010. Any future reductions in our cash balance following the redemption of the Class A Preferred Stock and recent market volatility in the corporate debt markets may adversely impact our ability to raise additional capital on financially favorable terms.

The continuing effects of recent economic conditions could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including the recent recession in the United States and the ongoing financial crisis affecting the banking system and financial markets, could negatively affect our business. Although it is difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of, and customer demand for, some of our products and services and could cause customers to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. Additionally, our business is dependent on third-party suppliers for hardware, software and services integral to our business. If these suppliers encounter financial difficulties, their ability to supply hardware, software and services to us may be curtailed. If we are unable to quickly identify suitable alternatives, we may incur significant additional costs or may not be able to provide certain products or services to customers. For these reasons, among others, if the current economic conditions persist or worsen, this could adversely affect our operating results and financial condition.

Risks Related to our Operations

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

We depend on various third parties, including ILECs, CLECs, and regional fiber providers, to provide us with high-quality, reliable service for portions of our wireline network through long-term leases or IRU agreements. Furthermore, our network is made up of hardware and software provided by various third parties, including Cisco, Juniper, Nortel, Sonus, and Broadsoft. We are continually adding new hardware and software into our network as we expand or replace older equipment. In addition, we receive periodic hardware and software updates from our vendors. To operate effectively, all the various network elements must operate smoothly. Although we test new equipment before we add it to our network, there can be no assurance testing will identify all potential problems. To the extent that problems arise from third party hardware or software including interoperability with other network elements, the performance of our network may diminish.

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

Certain aspects of our service delivery, billing services and other support functions are outsourced to third party providers. As part of our transformation plan, we continue to consider and review outsourcing additional processes. If any of these third-party providers were to experience significant interruptions in their business operations or terminate their agreements with us, our own processing could be materially and adversely affected for an indefinite period of time. There can be no assurance that we would be able to locate alternative providers of such services or that we could do so at economical rates.

The failure of one or more of our operations support centers could impair our ability to retain customers, provision their services, or result in increased capital expenditures.

In the event of a substantial failure of one or more of our operations support centers, our disaster recovery framework is not fully redundant and may not permit the timely recovery of our complete systems operations and/or performance of critical aspects of our services for an extended period. We may incur and/or suffer the costs, delays and customer complaints associated with system failures and may not be able to efficiently and accurately provision new orders for services on a timely basis to begin to generate revenue related to those services.

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

We rely on a combination of patents, copyrights, and other proprietary technology that we license from third parties. We have been issued several United States and foreign trademarks and may consider filing for additional trademarks in the future. We have also been issued one United States patent, with a second United States application pending, and may consider filing for additional patents in the future. However, we cannot assure that any additional patents or trademarks will be issued or that our issued patent or trademarks will be upheld in all cases. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our trademarks or technology or that our competitors or licensors will not independently develop technologies that are substantially equivalent to or superior to ours. In addition, the legal systems in many other countries do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary interests and business information or our present license arrangements, our business, financial condition and results of operations could be adversely affected. Furthermore, the dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In the future, we may be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others.

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

Our spectrum licenses in the Local Multipoint Distribution System (“LMDS”) and 39 GHz bands are granted for ten-year terms. The renewal dates for our ten 39 GHz licenses are in 2010. As of June 30, 2009, the FCC had granted renewal of all 90 of our 28 GHz licenses that were up for renewal in 2008.

In order to secure renewal of our LMDS licenses, we must generally be in compliance with all relevant FCC rules and demonstrate that we are providing “substantial service” in our licensed areas. During 2008, the FCC granted our extension request to demonstrate substantial service until June 1, 2012 for the 48 LMDS licenses for which we sought an extension. As of June 30, 2009, substantial service showings for our remaining 43 LMDS licensed markets have been approved by the FCC. Failure to demonstrate substantial service in any licensed market could have an adverse effect on our operations and financial results. While management expects that we will be able to secure FCC approval for renewal of our 39 GHz licenses in 2010 as well as approval of any substantial service filings in relation to the 48 licenses for which we received an extension until 2012 to demonstrate substantial service, there is no assurance that we will receive such FCC approvals.

Risks Related to Competition and our Industry

The telecommunications industry is highly competitive, and has experienced the consolidation of many existing competitors and the introduction of significant new competitors. If we are not able to successfully compete against existing and new competitors, our financial condition could be materially and adversely affected.

The communications industry is highly competitive. We compete with AT&T, Verizon, Qwest Communications, Level 3 Communications, other ILECs and CLECs, cable operators and a host of other competitors in the provision of network services. Many of these competitors generate greater revenue, and possess significantly greater assets and financial resources than us, especially in light of mergers between AT&T and SBC, Verizon and MCI, and AT&T and Bell South. The significant financial resources of our larger competitors enable greater capability in deploying new technologies, new product offerings and enhanced service levels. In addition, we expect increased competition from the entry of non-traditional telecommunications companies, such as cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users, into our metropolitan markets. If we are not able to successfully compete against our larger competitors and the new entrants into the telecommunications market, our financial condition and results of operations could be materially and adversely affected.

We face intense price competition in the market for network services which could result in adverse effects on our revenues, future cash flows, growth and profitability.

We compete with AT&T, Verizon, Qwest Communications, Level 3 Communications, other ILECs and CLECs, cable operators and a host of other competitors in the provision of network services. Many of these competitors have high-capacity, IP-based fiber-optic networks capable of supporting large amounts of data, IP and voice traffic. Some of these competitors claim certain cost structure advantages that, among other factors, may allow them to offer services at a price below that which we can offer profitably.

As a result of increasing competitive forces, including technological advances, service providers have reduced the prices charged for network services in recent years. Additionally, in light of the mergers between AT&T and SBC, between Verizon and MCI, and between AT&T and Bell South, we face significant price and service competition with respect to our network services from these incumbents, which are the largest incumbent carriers in the United States, as well as from many other large telecommunications service providers that are the dominant competitors in all of our service areas. We expect to continue experiencing downward pricing pressure with respect to our network service offerings. Our ability to reduce prices in response to competitive pressures may be limited by our reliance on some of our principal competitors to provide key network elements that we need to provide network services, our ability to successfully deploy technologies that improve our network operating efficiencies, and our ability to continue to drive other cost structure improvements. If we are unable to competitively price our services to meet marketplace demand, we could experience adverse effects on revenues, future cash flows, growth and profitability.

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

We have substantial business relationships with several large telecommunications carriers for whom we provide wireless, local and long distance transport services. However, as of December 31, 2009, we did not have any individual customers who generated more than ten percent of our total revenue. The highly competitive environment and the industry consolidation in the long distance and wireless markets has challenged the financial condition and growth prospects of some of our carrier customers, and has caused such carrier customers to optimize the telecommunications capacity that they use among competing telecommunications services providers’ networks, including ours. Replacing this revenue may be difficult because individual enterprise and small to medium business customers tend to place smaller service orders than our larger carrier customers. In addition, pricing pressure on services that we sell to our carrier customers may challenge our ability to grow revenue from carrier customers. As a result, if our larger carrier customers terminate the services they receive from us, our revenues and results of operations could be materially and adversely affected.

Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices, which could impair our results.

New technologies, such as VoIP, and regulatory changes are blurring the distinctions between traditional and emerging telecommunications markets. Additionally, some of our biggest competitors have been freed from certain regulatory requirements that required such competitors to make certain elements of their networks available to CLECs on just, reasonable, and non-discriminatory rates, terms and conditions. Furthermore, the increasing importance of data services has focused the attention of most telecommunications companies on this growing sector. This increased competition could impair our prospects, put downward pressure on prices and adversely affect our operating results.

We are subject to comprehensive and continually evolving regulation, which could increase our costs and adversely affect our ability to implement our business plan.

XOH and some of our services and facilities are regulated by the FCC, states, local zoning authorities, and other governmental entities in a regulatory environment that is becoming more challenging for CLECs. These regulators routinely conduct rulemaking proceedings and issue interpretations of existing rules. These regulatory proceedings could impose additional obligations on us, give rights to competitors, increase our costs, and otherwise adversely affect our ability to implement our business plan. Attempts to limit the basic competitive framework of the Telecom Act could be detrimental to the successful implementation of our business plan.

Risks Related to our Common Stock

An entity owned and controlled by our Chairman is our majority stockholder.

As disclosed in amendments to its Schedule 13D filed with the SEC by the Chairman and certain affiliated entities, the Chairman beneficially owns approximately 89% of the aggregate vote of shares of XO Holdings. As a result, the Chairman has the power to elect all of our directors. Under applicable law and our certificate of incorporation and by-laws, certain actions can be taken with the approval of holders of a majority of our voting stock, including mergers, sale of substantially all of our assets and amendments to our certificate of incorporation and by-laws.

Future sales or issuances of our common stock could adversely affect our stock price and/or our ability to raise capital.

Future sales or issuances of substantial amounts of our common stock, or the perception that such sales or issuances could occur, could adversely affect the prevailing market price of the common stock and our ability to raise capital. As of December 31, 2009, there were 182,075,035 shares of our common stock outstanding, with additional common shares potentially issuable based on the exercise of warrants, stock options or preferred stock.

There are options outstanding to purchase 7.4 million shares of our common stock that have been reserved for issuance under the XO Communications, Inc. 2002 Stock Incentive Plan as of December 31, 2009. Unless surrendered or canceled earlier under the terms of the 2002 Stock Incentive Plan, those options will begin to expire in 2013. In addition, the 2002 Stock Incentive Plan authorizes future grants of options to purchase our common stock, or awards of our restricted common stock, with respect to 8.2 million additional shares of our common stock.

Pursuant to the terms of the Class A preferred stock, the number of shares of common stock into which the Class A preferred stock is convertible increases quarterly. On February 5, 2009, ACF Industries Holding Corp. (“ACF Holding”), an affiliate of Mr. Carl Icahn, the Chairman of our Board of Directors and our majority stockholder (the “Chairman”), agreed to extend the date on which we would be required to redeem the shares of Class A Preferred Stock held by ACF Holding (the “ACF Holding Shares”) from January 15, 2010 to a date no later than April 15, 2010. The extension did not affect the redemption date of any of the shares of Class A Preferred Stock other than the ACF Holding Shares. On July 9, 2009, the Company redeemed 304,314 shares of Class A preferred stock from entities unaffiliated with the Company at an aggregate purchase price of approximately $18.4 million, which reduced the number of outstanding shares of Class A preferred stock to 3,695,686. On January 15, 2010, the Company redeemed all 599,137 shares of Class A preferred stock held by entities unaffiliated with the Chairman at an aggregate purchase price of approximately $41.4 million. As of March 31, 2010 ACF Holding is the holder of 100% of the remaining 3,096,549 shares of Class A preferred stock. The Company is required to redeem any outstanding ACF Holding Shares for cash at an aggregate liquidation preference of up to $217.4 million at a date no later than April 15, 2010. ACF Holding has the right to require us to register for resale the Class A preferred stock and the shares of common stock into which it is convertible under the Securities Act, and to include such preferred stock and/or common stock in certain registration statements filed by us from time to time. As of December 31, 2009, approximately half of the Class A preferred stock shares have been registered.

On July 25, 2008, 555,000 shares of our 7% Class B convertible preferred stock were issued to affiliates of our Chairman for an aggregate purchase price of $555.0 million. These shares are convertible at the option of the holder into shares of our common stock. As of December 31, 2009, the Class B convertible preferred stock was convertible into 408,863,667 shares of our common stock. However, pursuant to the terms of the Class B convertible preferred stock, the number of shares of common stock into which the Class B convertible preferred stock is convertible increases quarterly unless we elect to pay cash dividends in lieu of such accretion for any quarterly period. All of the Class B preferred stock is held by various affiliates of the Chairman. The holders of the Class B convertible preferred stock have the right to require us to register for resale the Class B convertible preferred stock and the shares of common stock into which it is convertible under the Securities Act, and to include such preferred stock and/or common stock in certain registration statements filed by us from time to time. As of December 31, 2009, none of the Class B convertible preferred stock shares have been registered.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Currently our common stock is quoted on the Over-the-Counter Bulletin Board and on the Pink Sheets and the trading volume developed to date is limited by the fact that many major institutional investment funds and mutual funds, as well as many individual investors, follow a policy of not investing in Over-the-Counter Bulletin Board and/or Pink Sheets stocks and, moreover, certain major brokerage firms restrict their brokers from recommending such stocks because they are considered speculative, volatile and thinly traded. The Over-the-Counter Bulletin Board and Pink Sheets market is an inter-dealer market and is much less regulated than the major stock exchanges, and trading in our common stock is potentially subject to abuses, volatilities and shorting.

In addition, there has been a limited public market for our common stock, and an active trading market for our common stock may not develop. As a result, this could reduce our stockholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could reduce the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

Nashville Electric Service

On June 5, 2008, the Nashville Electric Service, part of Metropolitan Government of Nashville, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a fiber optics license agreement, commonly referred to as a “pole attachment” agreement, previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in our fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either 4% of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid to NES under the “gross revenue” provisions. The pole attachment expired in January of 2005, and NES has refused to renegotiate the terms of the pole attachment agreement, and has attempted to treat the agreement as extending from month-to-month, although no such provisions exist in the pole attachment agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment, and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court (the US District Court, Middle District of Tennessee). On June 30, 2008, NES filed a motion to remand the case back to state court but that motion was denied by the Court. On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES’ poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. On January 7, 2009, the Court denied NES’ motion to dismiss. In July of 2009, the parties renewed settlement discussions. On January 27, 2010, the parties signed a settlement agreement. Among other things, the agreement provides that the case will remain administratively stayed until April 27, 2010 at which time, assuming that the conditions of the settlement agreement have been met, the case will be dismissed with prejudice.

R2 Derivative Litigation

On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York (New York County) naming individual members of the Company’s Board of Directors and certain entities controlled by Carl C. Icahn, the Chairman of the Company’s Board of Directors and majority shareholder, as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009 the Defendants filed a Motion to Dismiss the Complaint, which was denied on December 10, 2009. Discovery in this case is ongoing. The effect of this case on the Company, if any, is not known at this time.

Hillenmeyer Derivative Litigation

On July 21, 2009, an XOH shareholder, Don Hillenmeyer, filed under seal in the Delaware Court of Chancery a Complaint titled “Verified Derivative and Class Action Complaint.” On August 6, 2009, XOH filed a redacted version of the Complaint in the Chancery Court. The Complaint names as defendants individual members of the Company’s Board of Directors and ACF Industries Holding Corp. (“ACF Holding”), an entity controlled by Carl C. Icahn, the Chairman of our Board of Directors and majority shareholder, and names XOH as the nominal defendant. The Complaint challenges, among other things, ACF Holding’s recent proposal to acquire all of the outstanding XOH common shares which it does not already own, and alleges various breaches of fiduciary duties. The parties have entered into a Stipulation and Order Extending Time to Answer and agreed to stay proceeding with the case until Plaintiff filed an Amended Complaint. On December 15, 2009, based on plaintiff’s motion, the court entered an order dismissing that portion of the suit that sought to enjoin ACF Industries Holding Corp.’s July 9, 2009 proposal to acquire all of the shares of XO common stock that ACF and its affiliates did not already own. On January 7, 2010 the Defendants filed a motion to stay or dismiss the remaining portion of the suit in favor of the NY litigation (R-2 v Icahn et al). On January 26, 2010, Plaintiff filed an Amended Complaint. On February 18, 2010, Defendants filed a supporting brief for its motion to dismiss. On March 26, 2010, plaintiff filed its answering brief to defendants’ motion to dismiss or stay. The effect of this case on the Company, if any, is not known at this time.

ITEM 4.	RESERVED

NA.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2009		2008
Quarter	High	Low	High	Low

First	$0.21	$0.14	$2.45	$1.06
Second	$0.48	$0.15	$1.30	$0.41
Third	$0.73	$0.27	$0.75	$0.32
Fourth	$0.81	$0.46	$0.40	$0.12

Holders

As of March 11, 2010, there were 145 stockholders of record of XOH’s common stock.

Dividends

We have never paid any cash dividend and do not intend to pay any cash dividend in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information regarding XOH’s equity compensation plans as of December 31, 2009:

Number of Securities
Remaining Available for
	Number of Shares to		Future Issuance Under Equity
	be Issued upon	Weighted Average	Compensation Plans (Excluding
	Exercise of	Exercise Price of	Shares Reflected in Column
Plan Category	Outstanding Options	Outstanding Options	(a))

Equity compensation plans approved by stockholders[1]	7,441,639	$5.03	8,175,813
Equity compensation plans not approved by stockholders	—	—	—

Total	7,441,639	$5.03	8,175,813

[1]	Includes options issued pursuant to two separate components of the 2002 Stock Incentive Plan: the 2003 Employee Retention and Incentive Plan and the 2003 Annual Bonus Plan.

For information regarding compensation plans under which equity securities are authorized for issuance, see Note 14 of our consolidated financial statements in Item 8 of this Annual Report.

Stock Performance Graph

The graph compares the cumulative total return of our common stock for the five year period from 2004 through 2009 with the Nasdaq Telecommunications Index and the Nasdaq Composite Index for US Companies. The graph assumes that the value of the investment was $100 on December 31, 2004 and that all dividends and other distributions were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among XO Holdings Inc, The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

	12/04	12/05	12/06	12/07	12/08	12/09

XO Holdings Inc	100.00	59.87	141.45	68.09	5.43	19.41
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Telecommunications	100.00	91.66	119.67	132.55	77.09	107.17

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations and cash flow data set forth below for 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 are derived from XOH’s audited consolidated financial statements which are included in Item 8 of this Annual Report. The statement of operations and cash flows data for 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 are derived from audited consolidated financial statements of XOH not included in this Annual Report.

Our loss from operations, net income (loss), net loss allocable to common shareholders and net loss allocable to common shareholders per common share for 2009, 2008, 2007, 2006 and 2005 were materially affected by certain items which affect the comparability of the information presented with other years’ results. See explanations below.

Selected annual financial data for XOH is summarized in the following table (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007	2006	2005

Statement of Operations Data:
Revenue	$1,521,288	$1,477,610	$1,428,665	$1,416,843	$1,437,897
Loss from operations	(47,232)	(84,813)	(110,137)	(113,697)	(128,962)
Net income (loss)[a]	21,835	(75,281)	(117,355)	(131,890)	(149,073)
Net loss allocable to common shareholders[a]	(57,807)	(117,075)	(131,624)	(145,376)	(161,776)
Net loss allocable to common shareholders per common share, basic and diluted[b]	(0.32)	(0.64)	(0.72)	(0.80)	(0.89)
Balance Sheet Data:
Cash, cash equivalents and marketable securities[c,d,e,f]	364,479	373,895	108,960	170,983	183,988
Total assets	1,409,758	1,375,984	1,090,126	1,131,221	1,202,725
Long-term obligations[e,f]	—	—	377,213	336,650	301,113
Class A convertible preferred stock[d]	255,011	259,948	244,811	230,542	217,056
Class B convertible preferred stock[e]	614,912	573,795	—	—	—
Class C perpetual preferred stock[e]	223,958	200,877	—	—	—
Total stockholders’ (deficit ) equity	(107,653)	(58,469)	33,813	164,015	306,821
Statement of Cash Flow Data:
Net cash provided by operating activities	148,541	71,614	139,534	97,657	108,980
Net cash used in investing activities[c]	(16,827)	(293,596)	(193,062)	(103,455)	(56,223)
Net cash provided by (used in) financing activities[e,f]	(25,302)	370,654	(6,960)	(2,477)	(109,908)

[a]	2009 included $53.3 million gain from the sale of marketable securities and a $5.8 million gain related to the settlement agreement associated with our holding of Global Crossing debt securities. 2008 included $35.9 million of investment gain from the settlement of litigation related to our holding of Allegiance debt securities, partially offset by a $20.9 million non-cash impairment of marketable securities. 2007 included $21.5 million of investment income from settlements of legal matters related to our holding of Global Crossing debt securities.

[b]	2009 included $0.29 per share from the $53.3 million gain of the sale of marketable securities. 2008 included $0.20 per share from the settlement of litigation related to our holding of Allegiance debt securities, partially offset by a $0.11 per share non-cash impairment of marketable securities. 2007 included $0.12 per share from settlements of legal matters related to our holding of Global Crossing debt securities.

[c]	2009 included investment gains of $53.3 million related to the sale of marketable securities and $5.8 million related to the settlement agreement associated with the Company’s holding of Global Crossing debt securities. 2008 included $137.2 million of payments for marketable securities purchases, partially offset by $57.4 million received from the settlement of litigation related to our holding of Allegiance debt securities. 2007 and 2006 included $21.5 million and $12.7 million, respectively, of investment income from settlements of legal matters related to our holding of Global Crossing debt securities.

[d]	2009 included the Company’s redemption and retirement of 304,314 shares of Class A preferred stock at an aggregate purchase price of approximately $18.4 million.

[e]	2008 included proceeds of $75.0 million from the issuance of a promissory note to a related party. Subsequently, in 2008 0.8 million shares of Class B convertible preferred stock and Class C perpetual preferred stock were issued to affiliates of the Chairman resulting in repayment of all our promissory note and credit facility and net cash provided by financing activities of $307.0 million.

[f]	2005 includes a voluntary payment of $100.0 million on our long-term obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. This discussion should be read in conjunction with our audited consolidated financial statements and notes appearing in Item 8 of this Annual Report.

Executive Summary

We are a leading nationwide facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to large enterprises, medium and small business, government customers, telecommunications carriers and service providers, and internet content providers. The items we believe differentiate us from the competition include our nationwide high-capacity network, advanced IP and converged communications services, broadband wireless capabilities, and a responsive, customer-focused orientation. We offer customers a broad range of managed voice, data and IP services in more than 80 metropolitan markets across the United States.

During 2009, we continued to see the results from a number of initiatives previously implemented including the lighting of our long-haul fiber network, development of the carrier/wholesale channel, and expansion of our portfolio of services to business and enterprise customers. Our prior capital expenditure investments significantly contributed to $82.1 million of revenue growth for our core services. While our total revenue increased 3.0% for the year ended December 31, 2009 compared to the year-ago period, we were able to limit the corresponding increase in cost of service to 1.0% due primarily to planned network optimization projects. Additionally, improvements to our internal cost structure have driven the reduction in our selling, general and administrative expenses as a percentage of revenue to 32.2% for the year ended December 31, 2009 compared to 33.7% and 35.6% for the years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2009 we recognized net income of $21.8 million. These results were primarily derived from investment gains from the sale of marketable securities of $53.3 million during 2009 and the year over year improvement in operating losses of $37.6 million. While we expect continued improvements in operating losses, we do not anticipate significant investment gains in 2010.

On July 9, 2009, we redeemed 304,314 shares of our Class A preferred stock from entities unaffiliated with our Chairman at an aggregate purchase price of approximately $18.4 million. On January 15, 2010, we redeemed all remaining 599,137 shares of Class A preferred stock held by entities unaffiliated with our Chairman at an aggregate purchase price of approximately $41.4 million. As of March 31, 2010, ACF Holding is the record holder of 100% of the remaining 3,096,549 shares of Class A preferred stock. We are required to redeem any outstanding ACF Holding Shares for cash at an aggregate liquidation preference of up to $217.4 million at a date no later than April 15, 2010.

On July 9, 2009, we received a letter from ACF Holding, an entity wholly owned by the Chairman that owns the majority of the Company’s common shares, pursuant to which ACF Holding made a non-binding proposal to acquire all of the Company’s outstanding common shares which it does not own, for consideration in the form of cash of $0.55 net per share.

As reported in our 8-K filing, on September 28, 2009 the special committee of the Board of Directors of XO Holdings, Inc. announced that it has “unanimously concluded that the proposal of ACF Industries Holding Corp., an affiliate of Carl C. Icahn and holder of a majority of the shares of XO Holdings’ common stock, to purchase all of the shares of XO Holdings’ common stock not currently held by ACF Holding at a price of $0.55 per share substantially undervalues the company, and, therefore, the special committee does not support the proposal.” The special committee communicated to Mr. Icahn that it would consider a proposal that recognizes the full value of the company and reflects the significant benefits that would accrue to ACF Holding as a result of full ownership.

On October 23, 2009, ACF Holding sent a letter to the special committee pursuant to which ACF Holding made a non-binding proposal to increase its previously outstanding offer to acquire all of the outstanding shares which it does not own, to an aggregate of $0.80 net per share in cash. The offer made on October 23, 2009 expired on October 26, 2009 at 6:00 pm (EST). The Chairman and other related parties filed Amendment no. 22 to Schedule 13D on November 9, 2009. Such amendment stated: “In the period following October 26, 2009, the stated termination date of ACF Holding’s $0.80 per share offer, representatives of ACF Holding continued to discuss the matter with members of the Special Committee and its advisors...Representatives of ACF Holding pointed out that the CLEC industry faced difficult times ahead and that ACF Holding believed that its offer of $0.80 per share was fair, especially in light of the fact that it required a majority of the minority stockholders to vote for it in order to become effective. Representatives of ACF Holding also pointed out that ACF Holding had raised its proposed merger price from $0.55 to $0.80 per share without receiving a counteroffer. They also stated that the initial offer was made when the market price for the Shares was under $0.30 per share. In light of all of the above facts, ACF Holding is now terminating its offer.”

We believe that to remain competitive with much larger telecom and cable companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We believe that cash on hand and operating cash flow will be sufficient to finance our operational needs for at least the next 12 months. However, in order to maintain our competitive position, we intend to raise additional capital and continue to explore various alternatives to obtain additional capital. We continue to believe that these alternatives should not include an issuance of high yield debt because such an issuance would be deleterious to XOH for the following reasons: 1) the high cost of such debt will negatively affect our ability to compete in the current highly competitive telecommunications environment; and 2) the burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such environment. We believe that certain opportunities exist today in the highly competitive telecommunications industry that may not recur such as, but not limited to, the acquisition of other CLECs. For all the above reasons, we intend to seek to raise appropriate levels of capital in the near future.

In 2008, we commenced an enterprise-wide transformation initiative intended to enhance shareholder value through focusing on improving service delivery, accelerating revenue growth, and reducing operating costs. These initiatives are being partially realized in 2009, with further realization expected in 2010 and beyond. In conjunction with this transformation initiative, we intend to continue to invest in new network infrastructure, develop new service offerings and continue expanding our customer base in high-growth markets.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We continually evaluate the estimates we use to prepare the consolidated financial statements and update those estimates as necessary. In general our estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.

The following list is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 2 or our consolidated financial statements in Item 8 of this Annual Report.

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

Receivable Reserves

Sales Credit Reserves

During each reporting period we must make estimates for potential future sales credits to be issued related to billing errors, service interruptions and customer disputes. We utilize both specific identification and general reserve methods for determining the sales credit reserves. A specific reserve requirement review is performed on customer accounts with larger balances. We also estimate a general sales credit reserve related to unknown billing errors and disputes based on a rolling six months of historical sales credit activity. We assess the adequacy of our sales credit reserve on a monthly basis using several factors, including the likelihood of billing being disputed by customers and historical sales credit trends.

Historically management’s estimates used in the sales credit reserve calculation have not led to significant write-offs in excess of reserves recorded. Although we believe that our accounting policy is designed to properly assess our sales credit reserves, changes to the estimates in our reserve calculation could result in a material impact on our Consolidated Statement of Operations.

Allowance for Doubtful Accounts

During each reporting period we must make estimates for potential losses resulting from uncollectible trade accounts receivable. The determination of our allowance for doubtful accounts requires significant estimation and assumptions. The corresponding provision for doubtful accounts is recorded as a Selling, General and Administrative expense. We utilize both specific and general allowance methods for determining the allowance for doubtful accounts.

A specific reserve requirement review is performed on customer accounts with larger balances. An additional reserve requirement review is performed on accounts not subject to specific review using several factors, including the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of our customers. We can and have experienced significant month-to-month changes in reserve level requirements. If circumstances relating to financial viability of significant customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer relevant, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known. Any material change in the financial status of any one or group of customers could have a material adverse effect on our results of operations, financial position or cash flows.

Cost of Service

Cost of Service — Telecommunications Services include expenses for customer loop, interconnect access and transport services paid to third-party telecommunications providers. We accrue for the expected cost of services obtained from third-party telecommunications providers during the period the services are rendered.

It is common for invoices received from the third-party telecommunications providers to include items which result in disputes due to billing discrepancies. We perform monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of the bills, comparing billing rates used with contractual billing rates, evaluating the trends of invoiced amounts by vendors and reviewing the types of charges being processed. If we believe we have been billed inaccurately, we accrue costs for disputed invoices based on the last 24 months of historical trends for resolutions of similarly disputed items. If we ultimately settle a disputed amount which is different than the accrual, we recognize the difference in the period in which the settlement is finalized as an adjustment to cost of service. We believe that our accounting policy is designed to properly assess dispute accruals for third-party telecommunications costs, however, changes to the estimates used in our calculation could result in a material impact on our Consolidated Statement of Operations.

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss can be reasonably estimated. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimatable due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information regarding all of our legal proceedings and loss contingencies, see Note 19 of our consolidated financial statements in Item 8 of this Annual Report.

Property and Equipment

We annually evaluate the estimated useful lives used to depreciate our assets. When performing this assessment we consider (i) our historical usage and future planned use of the assets, (ii) the views of experts within and outside of XOH, (iii) the impact of technological advances and (iv) trends in the industry on the value and useful lives of our network assets. Such criteria includes the valuation of similar assets within the industry and information gathered from manufacturers and other market participants. While we believe our current estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may cause additional changes to future depreciation expense. As a result of an evaluation, we changed the estimated useful life of certain network equipment which resulted in an increase of $4.2 million and $13.3 million to depreciation expense during 2009 and 2007, respectively. No significant revisions were made as a result of evaluations made in 2008.

Impairment of Long-lived Assets

We assess the possible impairment of equipment and other assets held for use whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. The assessment includes comparing estimated future undiscounted cash flows with the carrying values of the assets. This analysis requires management to make subjective assessments of factors including future cash flows, holding periods of assets and capitalization rates. In the event that there are changes in the planned use of these assets or our expected future undiscounted cash flows are reduced significantly, the assessment of our ability to recover the carrying value of these assets in the future could change. There were no impairments of our long-lived assets held for use recorded during 2009, 2008 or 2007.

Goodwill and Indefinite Lived-Intangible Assets

We assess the possible impairment of goodwill and indefinite-lived intangible assets on an annual basis or when impairment indicators exist. Both goodwill and indefinite-lived intangible assets are tested using a discounted cash flow model. Cash flow projections and assumptions are based on a combination of our historical performance and trends, our business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include our estimated weighted average cost of capital and long-term rate of growth for our business.

Goodwill is tested by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the carrying value of the reporting unit exceeds fair value, the second step of the goodwill impairment test is performed to measure the impairment loss, if any. Our indefinite-lived intangible assets are tested in a manner similar to our goodwill. We estimate the fair value of our indefinite-lived intangible assets using a discounted cash flow model. If the carrying value exceeds its fair value, the carrying value of the asset is reduced to its fair value, resulting in an impairment charge. Any impairment loss determined by our analysis would be recorded as a reduction in the carrying value of the related goodwill or indefinite-lived intangible asset and charged to results of operations.

As a result of integrating our Nextlink segment into our existing service offerings, we performed an impairment evaluation of our LMDS licenses as of May 31, 2009. Based on this evaluation, we determined that the fair value of the LMDS licenses was less than the carrying value. Accordingly, LMDS licenses with a carrying amount of $35.8 million were written down to their fair value of $27.5 million, resulting in an impairment charge of $8.3 million.

We performed another impairment evaluation on goodwill and indefinite-lived intangible assets at October 1, 2009 and concluded that no additional impairment charge was required. There were no impairments of goodwill or indefinite-lived assets as of December 31, 2008 or 2007. Although we believe our accounting policies are designed to properly analyze our goodwill and indefinite-lived intangible assets for impairment, if actual results are not consistent with our assumptions and estimates, we may be required to record additional impairment charges in future periods.

Results of Operations

The following tables contain certain data from our Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

		% of		% of
		Consolidated		Consolidated	Change
	2009	Revenue	2008	Revenue	Dollars	Percent

Revenue	$1,521,288	100.0%	$1,477,610	100.0%	$43,678	3.0%
Cost and expenses
Cost of service*	879,979	57.8	871,445	58.9	8,534	1.0%
Selling, general and administrative	489,427	32.2	497,616	33.7	(8,189)	(1.6)%
Depreciation and amortization	180,144	11.8	189,228	12.8	(9,084)	(4.8)%
Impairment of LMDS licenses	8,282	0.5	—	0.0	8,282	NM
Loss on disposal of assets	10,688	0.7	4,134	0.3	6,554	158.5%

Total cost and expenses	1,568,520	103.0	1,562,423	105.7	6,097	0.4%

Loss from operations	(47,232)	(3.1)	(84,813)	(5.7)	37,581	(44.3)%
Interest income	11,844	0.8	7,398	0.5	4,446	60.1%
Investment gain, net	59,986	3.9	19,187	1.3	40,799	212.6%
Interest expense, net	(1,568)	(0.1)	(21,322)	(1.5)	19,754	(92.6)%
Other income	—	NM	257	NM	(257)	(100.0)%

Net income (loss) before income taxes	23,030	1.5	(79,293)	(5.4)	102,323	(129.0)%
Income tax benefit (expense)	(1,195)	(0.1)	4,012	0.3	(5,207)	(129.8)%

Net income (loss)	21,835	1.4	(75,281)	(5.1)	97,116	(129.0)%
Preferred stock accretion	(79,642)	(5.2)	(41,794)	(2.8)	(37,848)	90.6%

Net loss allocable to common shareholders	$(57,807)	(3.8)%	$(117,075)	(7.9)%	$59,268	(50.6)%

		% of		% of
		Consolidated		Consolidated	Change
	2008	Revenue	2007	Revenue	Dollars	Percent

Revenue	$1,477,610	100.0%	$1,428,665	100.0%	$48,945	3.4%
Cost and expenses
Cost of service*	871,445	58.9	815,012	57.0	56,433	6.9%
Selling, general and administrative	497,616	33.7	508,901	35.6	(11,285)	(2.2)%
Depreciation and amortization	189,228	12.8	206,953	14.5	(17,725)	(8.6)%
Loss on disposal of assets	4,134	0.3	7,936	0.6	(3,802)	(47.9)%

Total cost and expenses	1,562,423	105.7	1,538,802	107.7	23,621	1.5%

Loss from operations	(84,813)	(5.7)	(110,137)	(7.7)	25,324	(23.0)%
Interest income	7,398	0.5	8,182	0.6	(784)	(9.6)%
Investment gain, net	19,187	1.3	20,863	1.4	(1,676)	(8.0)%
Interest expense, net	(21,322)	(1.5)	(37,681)	(2.6)	16,359	(43.4)%
Other income	257	NM	2,205	0.2	(1,948)	(88.3)%

Net loss before income taxes	(79,293)	(5.4)	(116,568)	(8.1)	37,275	(32.0)%
Income tax benefit (expense)	4,012	0.3	(787)	(0.1)	4,799	(609.8)%

Net loss	(75,281)	(5.1)	(117,355)	(8.2)	42,074	(35.9)%
Preferred stock accretion	(41,794)	(2.8)	(14,269)	(1.0)	(27,525)	192.9%

Net loss allocable to common shareholders	$(117,075)	(7.9)%	$(131,624)	(9.2)%	$14,549	(11.1)%

*	Exclusive of depreciation and amortization expense

NM	— not meaningful

Revenue — 2009 Compared to 2008

Total revenue for 2009 increased 3% compared to the prior year. We experienced strong growth in our core service offerings relating to Broadband Services. For 2010, we anticipate continued revenue growth. Based on continued investments which leverage next-generation IP-based technologies, we expect revenue from Legacy/TDM services, as a percentage of our total revenue, will continue to decline during 2010 as our sales continue to be focused on next-generation IP-based solutions. The projections for 2010 will be sensitive to influences in a challenging macro-economic environment and regulatory climate changes.

Revenue was earned from services provided in the following categories for the years ended December 31 (dollars in thousands):

		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent

Core services
Broadband	$798,349	52.5%	$670,616	45.4%	$127,733	19.0%
Integrated/Voice	271,818	17.9%	317,423	21.5%	(45,605)	(14.4)%

Total core services	1,070,167	70.3%	988,039	66.9%	82,128	8.3%
Legacy/TDM services	451,121	29.7%	489,571	33.1%	(38,450)	(7.9)%

Total revenue	$1,521,288	100.0%	$1,477,610	100.0%	$43,678	3.0%

Core Services.  For the year, Core Services increased $82.1 million, or 8.3%, as compared to 2008 reported results. Within Core Service, Broadband Services grew $127.7 million, or 19.0% as compared to 2008 reported results. Broadband Services contains strategically important products which are deployed largely using IP-enabled technologies as well as other strategic data transmission and internet services.

Contributing to the growth in Broadband Services were the IP-based products and services which increased $73.6 million, or 49.5%. As one of the relatively mature and more established products of the IP suite, IP Flex increased $21.6 million, or 22.2%, year-over-year, and it continues to show solid sequential growth. IP VPN in its second full year increased $29.4 million, or 158.8%, as compared to 2008. We expect that the IP-based services will continue to be central to revenue growth in 2010 and beyond.

Also important to Broadband Services growth are the data and internet products which grew $24.7 million, or 7.5%, and $29.5 million, or 15.2%, respectively. Dedicated Private Line, the largest component of Data Services, increased $19.2 million, or 6.9%. Investments in our long haul network continue to support the growth of Dedicated Private Line. Ethernet increased $12.6 million, or 36.7%, year-over-year supported by continued strong demand for Ethernet-Over-Copper (EoC) which utilizes existing telephony infrastructure to deliver high-speed IP connectivity at a competitive value. Low cost access utilizing EoC also supported growth in Dedicated Internet Access (DIA) of $16.9 million, or 10.6%.

Offsetting some of the growth in Broadband, Integrated/Voice Services reduced $45.6 million, or 14.4%, as compared to 2008 reported results. These products include traditional Carrier Long Distance Termination (CLDT) and older integrated offerings which are not IP-enabled. Customers continue to migrate away from these products to IP-enabled offerings which offer more flexibility and better value.

Legacy/TDM Services.  In 2009 revenue from Legacy/TDM Services decreased $38.5 million, or 7.9%, as compared to 2008. Though XO continues to offer and service these products and services, they are largely based upon traditional dial modality (TDM) which is not a significant focus of marketing efforts.

Revenue — 2008 Compared to 2007

Total revenue for 2008 increased slightly compared to the prior year. Revenue was earned from services provided in the following categories for the years ended December 31 (dollars in thousands):

		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent

Core services
Broadband	$670,616	45.4%	$530,257	37.1%	$140,359	26.5%
Integrated/Voice	317,423	21.5%	337,324	23.6%	(19,901)	(5.9)%

Total core services	988,039	66.9%	867,581	60.7%	120,458	13.9%
Legacy/TDM services	489,571	33.1%	561,084	39.3%	(71,513)	(12.7)%

Total revenue	$1,477,610	100.0%	$1,428,665	100.0%	$48,945	3.4%

Core Services.  We experienced a continued growth in market demand for telecommunications services using next generation IP technologies and transport services. For 2008, revenue from our Core Broadband Services increased 26.5% compared to the prior year primarily due to growth in our Dedicated Private Line and IP Flex services. During 2008, our Dedicated Private Line revenues increased $35.8 million, or 14.7%, over the prior year as a result of our investments in our long-haul network. A significant portion of Dedicated Private Line sales were driven by our wholesale Carrier sales force offering wavelength solutions. The growth in IP solutions was led by a year over year $29.8 million, or 44.3%, revenue increase in IP Flex, our flagship integrated data and voice solution which is largely sold by our commercial Business Services unit. Also contributing significantly to the growth in our Broadband revenue was our DIA, IP VPN, and Telco Collocation solutions. DIA revenue increased $24.5 million, or 18.2%, for 2008 compared to 2007 as DIA continues to be a centerpiece of our overall Core Broadband marketing in response to continued strong demand. IP VPN revenue increased $16.9 million to $18.6 million for 2008 due to strong response to marketing efforts in 2008 following the product launch in late 2007. Telco Collocation revenue increased $14.6 million, or 58.9%, for 2008 compared to 2007 in tandem with growth in Dedicated Private Line, DIA, and ethernet networking. Secured qualified collocation space remains at a premium in a number of key markets, and we have been able to capitalize on the growth of key Broadband products to drive growth in Telco Collocation.

The growth in the Broadband category of our Core Services was slightly offset by a net reduction in Integrated/Voice revenue. This category contains more mature bundled data and voice offerings introduced in 2000 such as XOptions and Integrated Access, as well as traditional CLDT. The primary driver of the decrease in Core Integrated/Voice revenue for 2008 compared to the prior year was the customer demand shift to IP-enabled solutions such as IP Flex. This decline was partially offset by a $21.3 million increase in CLDT revenue for 2008 compared to 2007, caused primarily by increased volume.

Legacy/TDM Services.  For 2008, revenue from services in our Legacy/TDM category decreased compared to 2007 due to a continuing shift in marketing and customer demand away from TDM products to next generation solutions.

COS — 2009 Compared to 2008

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

The following table summarizes our COS by component for the years ended December 31 (dollars in thousands):

		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent

Telecommunications services	$627,379	41.2%	$622,646	42.1%	$4,733	0.8%
Network operations	197,652	13.0%	192,379	13.0%	5,273	2.7%
Pass-through taxes	54,948	3.6%	56,420	3.8%	(1,472)	(2.6)%

Total cost of services	$879,979	57.8%	$871,445	58.9%	$8,534	1.0%

The primary factors that contributed to the year over year increase in the costs related to providing Telecommunications services were the net growth of our products (including the increased sales of our Broadband services), resulting in a $50.7 million increase in related costs, and the increased volume of wholesale long distance usage resulting in a $17.4 million increase in related costs. These increases were partially offset by a $19.5 million decrease in the cost of terminating the wholesale long distance usage due to traffic terminating to lower cost locations. Additional offsets include $40.9 million of incremental cost savings achieved through planned network optimization projects completed in 2009 and $5.0 million of decreased costs due to improved results from our dispute resolution efforts. Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include rehoming circuits to the nearest network POP, hubbing circuits onto the same transport facility, moving network facilities to lower cost providers, disconnection of capacity from third party providers which is no longer needed and other similar actions which vary in type, size and duration.

Network operations costs increased from 2008 to 2009 principally due to a $3.2 million increase in building access rights of way and a $2.4 million increase in network related costs including circuit maintenance and leased fiber costs.

The decrease in pass-through taxes from 2008 to 2009 principally resulted from a $4.1 million error correction recorded in 2008 pertaining to the period from 2003 through 2006. We determined certain payments for taxes due to various state and local jurisdictions had been incorrectly recorded and concluded the correction was not material to any of the affected years and corrected the liability during the first quarter of 2008.

In 2010, we expect growth in revenue and volume will contribute to increases in our COS, compared to 2009. Although we continue to undertake initiatives and actions to reduce the cost of providing service to our customers, we expect the cost savings from network optimization projects to decline in 2010, compared to 2009. Overall, excluding the effects of future dispute settlements, if any, we expect our cost of service as a percentage of revenue for 2010 will remain relatively consistent with 2009.

COS — 2008 Compared to 2007

The following table summarizes our cost of service by component for the years ended December 31 (dollars in thousands):

		% of		% of	Change
	2008	Revenue	2007	Revenue	Dollars	Percent

Telecommunications services	$622,646	42.1%	$584,690	40.9%	$37,956	6.5%
Network operations	192,379	13.0%	180,836	12.7%	11,543	6.4%
Pass-through taxes	56,420	3.8%	49,486	3.5%	6,934	14.0%

Total cost of services	$871,445	58.9%	$815,012	57.0%	$56,433	6.9%

The cost of service increase for 2008 compared to 2007 was substantially due to the increase in Telecommunications services costs in both dollars and as a percentage of total revenue. The primary factors that contributed to the year over year increase in the costs related to providing Telecommunications services were increased growth in sales of our Broadband services, resulting in a $34.6 million increase in related costs, and the increased volume of wholesale long distance usage resulting in a $47.4 million increase in related costs. Additionally, 2008 did not include the beneficial change related to the FCC’s TRRO that decreased 2007 cost of service by $22.1 million. These increases were partially offset by a $11.3 million decrease in the cost of terminating the wholesale long distance usage due to traffic terminating to lower cost locations. Additional offsets include $40.2 million of incremental cost savings achieved through planned network optimization projects completed in 2008 and $16.4 million of decreased costs due to improved results from our dispute resolution. Telecommunications services costs as a percentage of revenue increased from 2007 to 2008 due to the $22.1 million revision to the 2007 TRRO estimate previously mentioned. Excluding the impact of this one-time benefit in 2007, Telecommunications services costs as a percentage of revenue would have decreased from 42.5% in 2007 to 42.1% in 2008.

Selling, General and Administrative — 2009 Compared to 2008

Selling, general and administrative expense (“SG&A”) includes expenses related to payroll, commissions, sales and marketing, information systems, general corporate office functions and collection risks. SG&A decreased in 2009 as payroll and related expenses were $7.4 million lower than in 2008 as a result of headcount reductions and changes in employee benefit programs. Sales and marketing cost reductions of $4.5 million further decreased SG&A in 2009. In addition, office related expenses decreased by approximately $5.9 million year over year, mostly due to increased sublease income and changes in our estimated liability related to expected technical site decommissioning costs. Offsetting these 2009 decreases in SG&A expense, legal expenses in 2008 were reduced by $9.8 million due to favorable developments in ongoing litigation.

SG&A as a percentage of revenue decreased to 32.2% for 2009 from 33.7% for 2008. This improvement was principally driven by our continued execution on our initiatives to increase revenue growth, while improving our internal cost structure. We plan on continuing to invest in the resources and infrastructure necessary to help grow and support our business units during 2010 while continuing to realize cost savings. Our goal during 2010 is to further decrease SG&A as a percentage of revenue through implementation of our transformation initiative.

Selling, General and Administrative — 2008 Compared to 2007

The decrease in SG&A for 2008 compared to 2007 was due to (i) an $11.0 million reduction in legal expenses, resulting partially from the settlement of the ATLT litigation, (ii) a $7.7 million decline in use and property taxes, (iii) a $4.8 million increase in the level of capitalized costs on fixed asset projects, (iv) a $4.2 million reduction in the level and costs of contractor and professional services, (v) a $2.7 million reduction in our directors’ and officers’ insurance costs, and (vi) a $2.4 million reduction in bad debt expense due to improvements in our collections efforts, offset partially by a $20.7 million increase in payroll and commissions expenses and a $4.2 million increase in sales and marketing costs.

Depreciation and Amortization

Depreciation and amortization did not include amortization expense for 2009 and 2008 because our definite lived intangible assets became fully amortized during 2007. For 2007 depreciation and amortization included amortization expense of $10.0 million.

Depreciation expense for 2009 and 2007 included adjustments related to changes in depreciable lives of certain fixed assets. These changes resulted in adjustments of $4.2 million and $13.3 million in 2009 and 2007, respectively. No adjustments related to changes in depreciable lives were recorded during 2008. Excluding these changes in estimate, depreciation expense for 2009, 2008 and 2007 was $175.9 million, $189.2 million and $183.7 million, respectively. The year over year changes in depreciation expense were primarily due to the retirement of assets, for which depreciation expense was accelerated, such that the assets were fully depreciated at the time of their retirement. Additional expense relating to the retirement of these assets was approximately $0.8 million, $15.4 million and $6.2 million for 2009, 2008 and 2007, respectively.

We expect depreciation expense to increase slightly in 2010 as we continue to increase our fixed assets in order to continue to grow our revenue and enhance our networks.

Impairment of LMDS Licenses

As a result of our integration of the Nextlink segment into our existing product offerings, we performed an impairment evaluation of our LMDS licenses as of May 31, 2009. We determined that the fair value of the LMDS licenses were less than their carrying value. Accordingly, LMDS licenses with a carrying amount of $35.8 million were written down to their fair value of $27.5 million, resulting in an impairment charge of $8.3 million during 2009. We performed another impairment evaluation during October 2009. Based on the results of this evaluation, no additional impairment changes were recorded in 2009. There were no impairments of long-lived assets recognized during 2008 or 2007.

Investment Gain, Net

The net investment gain for 2009 was comprised of a $41.2 million gain from the sale of debt securities, a $12.1 million gain from the sale of equity securities, a $5.8 million gain related to the settlement agreement associated with the Company’s holding of Global Crossing debt securities and a $0.9 million gain from the settlement of claims with ATLT related to the Company’s holdings of Allegiance debt securities.

The net investment gain for 2008 was due to a $35.9 million gain from the settlement with the ATLT and a $4.4 million gain from the conversion of a non-current asset to an available-for-sale security, partially offset by a $20.9 million impairment charge for other-than-temporary declines in market value for marketable securities. Investment gain, net for 2007 primarily resulted from $21.5 million received from the settlement related to our holdings of Global Crossing debt securities.

The marketable securities balance at December 31, 2009 was $1.3 million. Therefore, investment gains comparable to those recognized in 2009 and 2008 are not anticipated for 2010.

Interest Expense, Net

Net interest expense was $1.6 million, $21.3 million and $37.7 million, for 2009, 2008 and 2007 respectively. The decrease in net interest expense over these periods is primarily due to the retirement of all outstanding debt in July 2008. We retired our long term debt with the issuance of preferred stock and therefore incurred no related interest expense subsequent to the retirement in 2008. Net interest expense for 2009 primarily relates to imputed interest under our capital lease agreements and interest on various accruals, partially offset by capitalized interest.

Interest costs related to internally constructed assets, including our telecommunications networks, are capitalized. Total interest expense was offset by capitalized interest of $1.7 million, $2.4 million and $4.5 million, respectively for 2009, 2008 and 2007.

Capital Expenditures

	Capital Expenditures
(dollars in thousands)	Dollars	% of Revenue

2009	$198,974	13.1%
2008	$216,958	14.7%
2007	$215,182	15.1%

During 2009, we continued to invest in our operations through enhancement and expansion of our network and service capabilities. The reduction in capital expenditures from 2008 to 2009 primarily relates to improved capital efficiency on new customer installations, the integration and rationalization of Nextlink, as well as, our consolidation of switch facilities in 2008 which resulted in capital expenditures not repeated in 2009. Capital expenditures remained flat between 2008 and 2007 as we continued to invest in network enhancements at a similar pace as in 2007. We plan to spend between $210.0 million and $240.0 million on capital expenditures during 2010 for continued investment in our networks, ethernet and IP-based services, expansion into new markets and continuation of our transformation initiative.

Segment Financial Results

As previously reported in our 2008 Annual Report, we operated our business in two reportable segments through two primary operating subsidiaries. XO Communications, LLC operated our wireline business under the trade name “XO Communications” (“XOC”) and Nextlink Wireless, Inc. (“Nextlink”) operated our fixed-wireless business. XOC and Nextlink were managed separately; each segment required different resources, expertise and marketing strategies. In April 2009, we decided to integrate Nextlink’s operations into XOC’s existing product offerings, discontinuing Nextlink as a separate operating segment. As a result of this change, our chief operating decision maker no longer reviews the results of Nextlink’s operations to evaluate performance and allocate resources. Thus, Nextlink ceased to be considered a reportable segment resulting in XOC being our only operating segment as of June 30, 2009. XOC continues to use the Nextlink LMDS spectrum assets to support existing fixed wireless customers, customer growth and network cost reduction opportunities.

Liquidity and Capital Resources

Our primary capital needs are to finance the cost of operations, to acquire capital assets in support of our operations, to fund the redemption of our Class A preferred stock and to take advantage of opportunities to enhance our competitive position. We believe that to remain competitive with much larger telecom and cable companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We believe that cash on hand and operating cash flow will be sufficient to finance our operational cash needs for at least the next twelve months. However, in order to maintain our competitive position, we intend to raise additional capital and continue to explore various alternatives to obtain additional capital. We continue to believe that these alternatives should not include an issuance of high yield debt because such an issuance would be deleterious to XOH for the following reasons: 1) the high cost of such debt will negatively affect our ability to compete in the current highly competitive telecommunications environment; and 2) the burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such environment. We believe that certain opportunities exist today in the highly competitive telecommunications industry that may not recur such as, but not limited to, the acquisition of other CLECs. For all the above reasons, we intend to seek to raise appropriate levels of capital in the near future.

Redemption of Our 6% Class A Convertible Preferred Stock

The terms of our Class A preferred stock provided that on January 15, 2010, we redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Holding, an affiliate of our Chairman, agreed to extend the date on which we would be required to redeem the shares of Class A preferred stock held by ACF Holding (the “ACF Holding Shares”) from January 15, 2010 to a date no later than April 15, 2010. The extension did not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares.

On July 9, 2009, we redeemed 304,314 shares of our Class A preferred stock from entities unaffiliated with our Chairman at an aggregate purchase price of approximately $18.4 million. On January 15, 2010, we redeemed all 599,137 shares of Class A preferred stock held by entities unaffiliated with our Chairman at an aggregate purchase price of approximately $41.4 million. As of March 31, 2010, ACF Holding is the record holder of 100% of the remaining 3,096,549 shares of Class A preferred stock. We are required to redeem any outstanding ACF Holding Shares for cash at an aggregate liquidation preference of up to $217.4 million at a date no later than April 15, 2010.

Debt Retirement through Issuance of Preferred Stock

During 2008, all of our long-term debt and accrued interest was retired in connection with the issuance and sale of shares from a new series of 7% Class B convertible preferred stock and a new series of 9.5% Class C perpetual preferred stock. On July 25, 2008, we entered into a Stock Purchase Agreement with Arnos Corp.,

Barberry Corp., High River Limited Partnership and ACF Industries Holding Corp., entities affiliated with our Chairman (together, the “Purchasers”), pursuant to which the Purchasers bought 555,000 shares of our Class B convertible preferred stock for $555.0 million and 225,000 shares of our Class C perpetual preferred stock for $225.0 million. The terms of the Stock Purchase Agreement were negotiated on behalf of XOH by a special committee of the Board of Directors that was established on September 28, 2007 to assist us in evaluating financing and other strategic alternatives. See Note 11 to our consolidated financial statements in Item 8 of this Annual Report for additional details regarding the issuance of the Class B convertible preferred stock and Class C perpetual preferred stock.

A portion of the purchase price for our Class B convertible preferred stock was paid through the $450.8 million retirement of all of the Purchasers’ right, title and interest in our senior indebtedness. This amount represents all indebtedness held by the Purchasers and their affiliates of $372.5 million in principal and accrued interest under the Credit Facility and $78.3 million in principal and accrued interest for the Promissory Note. The remainder of the purchase price for the Class B convertible preferred stock and all of the Class C perpetual preferred stock was paid in cash. We used $22.3 million of the proceeds from the sale of the Class B convertible and Class C perpetual preferred stock to retire in full the remainder of our indebtedness (including accrued interest) under our Credit Facility, none of which was owed to the Chairman or any affiliates thereof.

Cash Flow

As of December 31, 2009, our balance of cash and cash equivalents was $363.2 million, an increase of $106.4 million from December 31, 2008. The primary reason for this increase was proceeds received from the sale of available-for-sale investments. We continued to focus on enhancing our next generation IP-based network and customer driven success-based capital to grow revenue. Cash outflow for strategic, growth-related investments during 2009 exceeded cash inflow from operations during the same period. We expect our growth-related investment in network and services will continue to outpace our cash inflows from operations during 2010.

The following table summarizes the components of our cash flows for the years ended December 31 (in thousands):

	2009	2008	2007

Cash provided by operating activities	$148,541	$71,614	$139,534
Cash used in investing activities	$(16,827)	$(293,596)	$(193,062)
Cash (used in) provided by financing activities	$(25,302)	$370,654	$(6,960)

Operating Activities.  Cash provided by operating activities increased $76.9 million from 2008 to 2009. This increase principally resulted from a $37.6 million year over year decrease in loss from operations and a $34.4 million improvement in working capital cash flow from 2008 to 2009.

Cash provided by operating activities decreased $67.9 million from 2007 to 2008 primarily due to changes in accounts receivable, other assets and accrued liabilities. The increase in cash used for accounts receivable mainly resulted from increased revenue as well as the impact of significant collections in 2007 of customer receivables previously reserved. This cash flow benefit was not realized in 2008 as a similar collections effort was not deemed necessary in 2008. The increase in cash used for other assets mainly resulted from the timing of our payroll funding as of December 31, 2008. Specifically, we shifted cash into other assets as of December 31, 2008 as we funded our payroll account; however, our liability was not settled until January 2009. The increase in cash used for operating activities from accrued liabilities principally resulted from timing of payments.

Investing Activities.  The $276.8 million decrease in cash used in investing activities primarily resulted from proceeds of $180.9 million received from the sale of available-for-sale investments which were purchased in 2008 for $137.2 million. The marketable securities balance at December 31, 2009 was $1.3 million. Therefore, investment gains comparable to those recognized in 2009 and 2008 are not anticipated for 2010. Also improving cash used in investing activities was an $18.0 million year over year reduction in capital expenditures. These decreases in cash used in investing activities were partially offset by the $56.6 million decrease in investment recoveries. We continued to focus on investment in our technology infrastructure, operations, and other areas of our business to lay the foundation for our long term strategic plan, which seeks to improve operational efficiency, accelerate revenue growth and significantly shift our revenue mix.

For 2008, cash used in investing activities increased primarily due to the purchase of $137.2 million of marketable securities, offset partially by the $35.9 million increase in investment recoveries. In 2008, we received $57.4 million from the settlement related to Allegiance debt securities, while in 2007 we received $21.5 million from a settlement related to Global Crossing debt securities. Investment in capital expenditures remained relatively consistent from the prior year at $217.0 million for 2008.

We expect that our capital expenditures for 2010 will be between $210 million and $240 million. Without these expenditures, we believe it would be difficult to continue to effectively compete against the ever increasing pressures from the ILECs as well as wireless and cable providers.

Financing Activities.  The primary use of cash for financing activities in 2009 was for the redemption of a portion of our Class A preferred stock for $18.4 million. In addition payments on our capital leases were $6.9 million during 2009.

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

Capital Requirements.  Our capital requirements in 2010 include investments necessary to support revenue growth and infrastructure to continue to provide our customers with the highest levels of service, quality and performance. Our 2010 operating plan includes capital expenditure amounts for continued investment in, and enhancement of, our (i) metro and long-haul fiber optic network, (ii) new markets, (iii) ethernet and IP-based services and (iv) to support our transformation initiative.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009 (in millions):

		Less			More than
	Total	than 1 year	1-3 Years	3-5 Years	5 years

Capital lease obligations	$22.4	$5 .8	$4 .7	$3 .0	$8 .9
Operating lease obligations	297.6	64.0	106.4	78.8	48.4
Purchase obligations[1]	355.8	81.5	120.1	68.7	85.5
Redemption of Class A preferred stock	258.8	258.8	—	—	—

Total contractual obligations	$934.6	$410.1	$231.2	$150.5	$142.8

[1]	Includes various contractual obligations with other telecommunications service providers associated with maintenance costs, software licenses and use fees to enable us to provide high quality telecommunications services to our customers under the most cost efficient rates.

Off-Balance Sheet Arrangements

We are not currently engaged in the use of off-balance sheet derivative financial instruments to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 Revenue Recognition (Topic 605) — Multiple Deliverable Revenue Arrangements. The amendment addresses how revenue should be allocated to separate elements of a multiple deliverable revenue arrangement which could impact the timing of revenue recognition. The amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Companies may elect, but are not required, to apply retrospectively to all prior periods. We are currently evaluating the impact this amendment will have on our financial position, results of operations and cash flows.

In January 2010, the FASB issued ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During 2008, all of our long-term debt and accrued interest was retired. Therefore we are no longer subject to interest rate risk on long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
XO Holdings, Inc.

We have audited the accompanying consolidated balance sheet of XO Holdings, Inc. as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). We also have audited XO Holdings Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). XO Holdings, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on XO Holdings Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XO Holdings Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

In our opinion, XO Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

McLean, Virginia
March 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
XO Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of XO Holdings, Inc., and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule of valuation and qualifying accounts for the two-year period ended December 31, 2008. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XO Holdings, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the two-year period ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia
March 16, 2009

XO Holdings, Inc.

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$363,159	$256,747
Marketable securities	1,320	117,148
Accounts receivable, net of allowance for doubtful accounts of $11,052 and $9,727 respectively	153,745	152,622
Prepaid expenses and other current assets	29,248	41,200

Total current assets	547,472	567,717
Property and equipment, net	749,930	724,404
Intangible assets, net	45,233	53,515
Other assets	67,123	30,348

Total Assets	$1,409,758	$1,375,984

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$77,344	$93,547
Accrued liabilities	220,455	221,356

Total current liabilities	297,799	314,903
Deferred revenue, less current portion	82,400	29,715
Other liabilities	43,331	55,215

Total Liabilities	423,530	399,833
Class A convertible preferred stock	255,011	259,948
Class B convertible preferred stock	614,912	573,795
Class C perpetual preferred stock	223,958	200,877
Commitments and contingencies
Stockholders’ Deficit
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000 shares authorized; 182,075 shares issued and outstanding	864,282	941,270
Accumulated other comprehensive income (loss)	1,125	(4,844)
Accumulated deficit	(973,060)	(994,895)

Total Stockholders ’ Deficit	(107,653)	(58,469)

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$1,409,758	$1,375,984

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

Revenue	$1,521,288	$1,477,610	$1,428,665
Costs and expenses
Cost of service (exclusive of depreciation and amortization)	879,979	871,445	815,012
Selling, general and administrative	489,427	497,616	508,901
Depreciation and amortization	180,144	189,228	206,953
Impairment of LMDS licenses	8,282	—	—
Loss on disposal of assets	10,688	4,134	7,936

Total costs and expenses	1,568,520	1,562,423	1,538,802

Loss from operations	(47,232)	(84,813)	(110,137)
Interest income	11,844	7,398	8,182
Investment gain, net	59,986	19,187	20,863
Interest expense, net	(1,568)	(21,322)	(37,681)
Other income	—	257	2,205

Net income (loss) before income taxes	23,030	(79,293)	(116,568)
Income tax benefit (expense)	(1,195)	4,012	(787)

Net income (loss)	21,835	(75,281)	(117,355)
Preferred stock accretion	(79,642)	(41,794)	(14,269)

Net loss allocable to common shareholders	$(57,807)	$(117,075)	$(131,624)

Net loss allocable to common shareholders per common share, basic and diluted	$(0.32)	$(0.64)	$(0.72)

Weighted average shares, basic and diluted	182,075	182,075	182,048

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except for share data)

	Common Stock and			Accumulated Other
	Additional Paid-In-Capital		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total

Balance at January 1, 2007	182,001,285	$965,394	$(802,259)	$880	$164,015
Stock-based compensation and issuance of common stock through employee benefit plans	73,750	2,302	—	—	2,302
Preferred stock accretion	—	(14,269)	—	—	(14,269)
Comprehensive loss:
Net loss	—	—	(117,355)	—	(117,355)
Net unrealized holding losses on available-for-sale securities	—	—	—	(880)	(880)

Total comprehensive loss	—	—	(117,355)	(880)	(118,235)

Balance at December 31, 2007	182,075,035	953,427	(919,614)	—	33,813
Stock-based compensation	—	1,445	—	—	1,445
Issuance of preferred stock under stock purchase agreement	—	28,192	—	—	28,192
Preferred stock accretion	—	(41,794)	—	—	(41,794)
Comprehensive loss:
Net loss	—	—	(75,281)	—	(75,281)
Net unrealized holding losses on available-for-sale securities	—	—	—	(4,844)	(4,844)

Total comprehensive loss	—	—	(75,281)	(4,844)	(80,125)

Balance at December 31, 2008	182,075,035	941,270	(994,895)	(4,844)	(58,469)
Stock-based compensation	—	683	—	—	683
Redemption of preferred stock	—	1,971	—	—	1,971
Preferred stock accretion	—	(79,642)	—	—	(79,642)
Comprehensive income:
Net income	—	—	21,835	—	21,835
Net unrealized holding gain on available-for-sale securities	—	—	—	5,969	5,969

Total comprehensive income	—	—	21,835	5,969	27,804

Balance at December 31, 2009	182,075,035	$864,282	$(973,060)	$1,125	$(107,653)

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2009	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$21,835	$(75,281)	$(117,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	180,144	189,228	206,953
Accrued interest converted to long term debt	—	18,627	40,563
Provision for doubtful accounts	12,891	13,271	18,166
Stock-based compensation	683	1,445	1,933
(Gain) loss from investments	(59,986)	(35,928)	(21,518)
Impairment loss on marketable securities	—	16,519	655
Impairment of LMDS licenses	8,282	—	—
Changes in reserves and liability estimates	—	—	(26,299)
Loss on disposal of assets	10,688	4,134	7,936
Changes in assets and liabilities
Accounts receivable	(14,014)	(34,188)	(3,593)
Other assets	(24,823)	(23,914)	(3,330)
Accounts payable	(33,950)	3,676	(3,997)
Accrued liabilities	46,791	(5,975)	39,420

Net cash provided by operating activities	148,541	71,614	139,534

INVESTING ACTIVITIES:
Capital expenditures	(198,974)	(216,958)	(215,182)
Proceeds from fixed asset sales	363	2,969	602
Purchase of available-for-sale investments	—	(137,178)	—
Proceeds from the sale of available-for-sale investments	180,930	132	—
Proceeds from the recovery of investments	854	57,439	21,518

Net cash used in investing activities	(16,827)	(293,596)	(193,062)

FINANCING ACTIVITIES:
Proceeds from preferred stock issuance	—	329,242	—
Proceeds from issuance of related party note	—	75,000	—
Payments on long-term debt	—	(22,285)	—
Redemption of preferred stock	(18,411)	—	—
Financing costs	—	(4,741)	—
Payments on capital leases	(6,891)	(6,562)	(7,328)
Proceeds from employee stock option exercises	—	—	368

Net cash (used in) provided by financing activities	(25,302)	370,654	(6,960)

Net increase (decrease) in cash and cash equivalents	106,412	148,672	(60,488)
Cash and cash equivalents, beginning of period	256,747	108,075	168,563

Cash and cash equivalents, end of period	$363,159	$256,747	$108,075

SUPPLEMENTAL DATA:
Cash paid for interest	$1,784	$1,466	$1,290
Cash paid for income taxes	$1,109	$951	$4
Accrued capital expenditures and capital leases	$45,521	$27,773	$44,391
Non-cash debt extinguishment through issuance of preferred stock	$—	$450,758	$—
Increase in additional paid in capital related to the issuance of preferred stock	$—	$28,192	$—

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

XO Holdings, Inc. together with its consolidated subsidiaries (“XOH” or the “Company”) is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. The Company uses its nationwide IP network, extensive local metropolitan networks and broadband wireless facilities to offer a broad portfolio of services. Core services include products using next generation IP technologies and transport services and include Broadband services and Integrated/Voice services. Legacy/TDM services are primarily deployed using TDM and circuit switched voice technologies such as voice services and managed IP, data and end-to-end communications solutions.

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

f. Goodwill and Indefinite Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis or when impairment indicators exist. For indefinite lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value exceeds its fair value, the carrying value of the asset is reduced to its fair value, resulting in an impairment charge. Goodwill is tested by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the carrying value of the reporting unit exceeds fair value, the second step of the goodwill impairment test is performed to measure the impairment loss, if any. As a result of integrating the Company’s Nextlink segment into its existing service offerings, the Company performed an impairment evaluation of its LMDS licenses as of May 31, 2009. The Company determined that the fair value of the LMDS licenses was less than the carrying value. Accordingly, LMDS licenses with a carrying amount of $35.8 million were written down to their fair value of $27.5 million, resulting in an impairment charge of $8.3 million. See Note 4, Fair Value Measurements, for further discussion. The Company performed another impairment evaluation on goodwill and indefinite-lived intangible assets at October 1, 2009 and concluded that no additional impairment charge was required. There were no impairments of goodwill and indefinite-lived assets as of December 31, 2008 or 2007.

g. Long-lived Assets
Long-lived assets include property and equipment and definite-lived intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment indicators exist for a long-lived asset, the undiscounted future cash flows expected to result from the use and eventual disposal of the assets are compared to the carrying value of the asset. This analysis requires management to make subjective assessments of factors including future cash flows, holding periods of assets and capitalization rates. If management’s best estimate of future undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recorded to reduce the asset to its fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending on the nature of the asset. There were no impairments of long-lived assets as of December 31, 2009, 2008 or 2007.

h. Fair Value
The carrying amounts for the Company’s financial instruments classified as current assets and liabilities, including accounts receivable and accounts payable, approximate their fair value due to their short maturities. As of December 31, 2009, the Company held marketable securities that are required to be measured at fair value on a recurring basis. Fair value measurements are classified and disclosed in one of three categories: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

i. Asset Retirement Obligations
The Company provides an accrual for estimated costs to remove telecommunications and data center equipment from various leased technical facilities upon termination of the respective lease terms and return facilities to pre-lease condition. These estimated obligations are calculated based on the expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate and adjusted for inflation. Changes in expected future cash flows are discounted at the appropriate credit-adjusted risk-free rate and adjusted for inflation.

j. Redeemable Preferred Stock
The Company accretes changes in the recorded value of each class of its preferred stock as they occur and adjusts the carrying value of the security. The accretion is included in net loss allocable to common shareholders in the Company’s Consolidated Statements of Operations and Stockholders’ Equity.

k. Income Taxes
The Company accounts for income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) codification topic ASC 740, Income Taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when it is more likely than not that the deferred tax asset balance will not be realized.

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

Installation Revenue
The Company defers revenue related to installation services and certain other non-recurring charges related to the on-going service and amortizes the revenue on a straight-line basis over the average contracted customer relationship (generally 36 months).

Network Capacity Leases
Up front cash collected from lease of unlit network capacity under indefeasible rights of use is recognized ratably over the contract term.

Sales Credit Reserves
The Company evaluates whether receivables are reasonably assured of collection using both a specific identification and a general reserve method. A specific reserve requirement review is performed on customer accounts with larger balances. The Company also estimates a general sales credit reserve related to unknown billing errors and disputes based on a rolling six months of historical sales credit activity. The adequacy of the sales credit reserves are assessed on a monthly basis using several factors, including the likelihood of billing being disputed by customers and historical sales credit trends.

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

n. Concentrations
The Company’s principal concentration of credit risk is accounts receivable. Accounts receivable are geographically dispersed and include numerous customers in many different industries. As of December 31, 2009, there was one customer with which we entered into a circuit agreement, which accounted for more than ten percent of the Company’s total trade receivables. As of December 31 2008, there were no individual customers who accounted for more than ten percent of the Company’s total trade receivables. Although the Company’s accounts receivable are geographically dispersed and include numerous customers in many different industries, the receivables from other telecommunications service providers represented 39.5% of the Company’s consolidated receivables as of December 31, 2009. The Company generally does not require collateral to secure its receivable balances.

o. Allowances for Doubtful Accounts
The Company determines its allowances for doubtful accounts using both specific and general allowance methods. A specific reserve requirement review is performed on customer accounts with larger balances. An additional reserve requirement review is performed on accounts not subject to specific review using several factors, including the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the creditworthiness of our customers. Company is not able to predict with certainty the changes in the financial stability of its customers. Allowances for doubtful accounts are recorded as a selling, general and administrative expense.

p. Stock-Based Compensation
The Company recognizes stock-based compensation cost associated with share-based payments as expense on a straight-line basis over the requisite service period of a stock option grant. The Company measures compensation expense related to employee stock options based on the fair value of those awards at the grant date using the Black-Scholes-Merton option pricing model. Additionally, the Company estimates forfeitures over the requisite service period. When recognizing compensation expense, these estimates are adjusted to the extent to which actual forfeitures differ, or are expected to materially differ, from such estimates.

q. Leases
The Company leases facilities for its administrative and sales offices, central switching offices, network nodes and warehouse space. Leases are evaluated and classified as operating or capital leases for financial reporting purposes. For operating leases that contain rent escalations and rent holidays, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between rent paid and straight-line rent as deferred rent on its Consolidated Balance Sheets. Tenant improvement allowances received from the lessor are recorded as a reduction to rent expense on a straight-line basis over the term of the lease.

r. Transaction Based Taxes and Other Surcharges
The Company collects various taxes from its customers including Universal Service Fund charges and sales, use, excise, property, utility and franchise taxes, which are remitted to governmental authorities. In transactions where the Company performs as an agent for governmental authorities, taxes collected are reported on a net basis. In transactions where the Company is the primary obligor, taxes and surcharges collected are reported in revenue and cost of service on a gross basis. The amount of taxes collected from customers included in revenue and expenses totaled $13.3 million, $16.0 million and $17.2 million during 2009, 2008 and 2007, respectively.

s. Advertising
Advertising costs are expensed as incurred and reported as selling, general and administrative expense on the Company’s Consolidated Statements of Operations. Advertising expense was $0.4 million, $1.8 million and $0.8 million for 2009, 2008 and 2007, respectively.

t. New Accounting Pronouncements
In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 Revenue Recognition (Topic) 605) — Multiple Deliverable Revenue Arrangements. The amendment addresses how revenue should be allocated to separate elements of a multiple deliverable revenue arrangement which could impact the timing of revenue recognition. The amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Companies may elect, but are not required, to apply retrospectively to all prior periods. The Company is currently evaluating the impact this amendment will have on its financial position, results of operations and cash flows.

In January 2010, the FASB issued ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

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

In the fourth quarter of 2008, the Company determined that during each period between 2004 and the third quarter of 2008, it had incorrectly calculated the net present value for its Underutilized operating leases. As a result, net loss was understated by $1.7 million for 2007. The Company’s Underutilized operating lease liability was understated by $8.5 million as of December 31, 2007. The Company concluded that the impact of these adjustments was not material to prior years’ results of operations under the rollover approach. However, under the iron curtain method, the cumulative underutilized lease adjustments were material to the Company’s 2008 consolidated financial statements. Therefore, the Company recorded the following immaterial corrections in its previously issued financial statements (in thousands, except per share data):

	2007
	Prior	Adjusted

Underutilized operating lease liability	$20,422	$28,953
SG&A	$507,200	$508,901
Net loss	$(115,654)	$(117,355)
Accumulated deficit-beginning	$(795,426)	$(802,259)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.71)	$(0.72)

4.	FAIR VALUE MEASUREMENTS

The carrying amounts reported in the Company’s Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair values of the Company’s marketable securities at December 31, 2009 have been calculated based upon available market information and are as follows (in thousands):

Quoted Prices in
Active Markets
(Level 1)

Available-for-sale marketable equity securities	$1,320

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2009, (in thousands):

		Total Impairment
	Significant	Losses for the
	Unobservable	Year Ended
	Inputs	December 31,
	(Level 3)	2009

LMDS licenses	$27,500	$(8,282)

As a result of integrating the Company’s Nextlink segment into its existing product offerings, the Company performed an impairment evaluation of its LMDS licenses as of May 31, 2009. The Company determined that the fair value of the LMDS licenses were less than their carrying value. Accordingly, LMDS licenses with a carrying amount of $35.8 million were written down to their fair value of $27.5 million, resulting in an impairment charge of $8.3 million. The fair value of the licenses was determined using a discounted cash flow model. Cash flow projections and assumptions are based on a combination of the Company’s historical performance and trends, the Company’s business plans and management’s estimate of future performance. Other assumptions include the discount rate, costs to build and operate the network and the Company’s projected growth rate.

5.	MARKETABLE SECURITIES

A summary of available-for-sale investments is as follows (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2009
Equity securities	$195	$1,125	$—	$1,320

Total	$195	$1,125	$—	$1,320

December 31, 2008
Equity securities	$10,632	$—	$—	$10,632
Corporate debt securities	111,360	1,835	(6,679)	106,516

Total	$121,992	$1,835	$(6,679)	$117,148

The Company’s marketable securities at December 31, 2009 consist of equity securities. Marketable securities at December 31, 2008 consisted of both debt and equity securities. All marketable securities are classified as available-for-sale and are stated at estimated fair value. Unrealized gains and losses are computed on the basis of average cost and are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Proceeds from the sales of marketable securities totaled $175.1 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively. There were no proceeds from the sale of marketable securities for the year ended December 31, 2007. The gross realized gains related to sales of marketable securities were $53.3 million for the year ended December 31, 2009. No gains were realized related to the sale of marketable securities for the years ended December 31, 2008 and 2007. There were no material gross realized losses related to the sales of marketable securities for the years ended December 31, 2009, 2008 and 2007.

The Company did not identify any impairment to marketable securities during 2009, however, impairment of marketable securities for other-than-temporary declines in fair market value for 2008 and 2007 was $20.9 million and $0.7 million, respectively. The impairment loss during 2008 was due to an $18.9 million loss on equity securities and a $2.0 million loss on corporate debt securities. There were no marketable securities with unrealized losses as of December 31, 2009. At December 31, 2009 there were $1.1 million in unrealized holding gains related to equity securities. All debt securities were sold during 2009. At December 31, 2008 there were $1.8 million in unrealized holding gains and $6.7 million in unrealized losses related to corporate debt securities. These unrealized gains and losses were recorded on the Consolidated Balance Sheets as a separate component of stockholders’ equity.

The Company recognized net investment gains of $60.0 million, $19.2 million and $20.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 investment gain is comprised of a $41.2 million gain from the sale of debt securities, a $12.1 million gain from the sale of equity securities, a $5.8 million gain related to the settlement agreement associated with the Company’s holding of Global Crossing debt securities and a $0.9 million gain from the settlement with ATLT of claims related to the Company’s holdings of Allegiance debt securities. The 2008 net investment gains primarily related to a $35.9 million gain from the settlement with ATLT and a $4.4 million gain from the conversion of a non-publicly traded investment to a publicly traded available-for-sale investment, partially offset by $20.9 million of impairments from other-than-temporary declines in market value of marketable securities. The 2007 net investment gain included $21.5 million related to the settlement agreement associated with the Company’s holding of Global Crossing debt securities, partially offset by a $0.6 million impairment from an other-than-temporary decline in market value.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, (in thousands):

	2009	2008

Telecommunications networks and acquired bandwith	$1,376,254	$1,211,894
Furniture, fixtures, equipment and other	410,063	371,561

	1,786,317	1,583,455
Less: accumulated depreciation	(1,112,171)	(931,607)

	674,146	651,848
Construction-in-progress, parts and equipment	75,784	72,556

Property and equipment, net	$749,930	$724,404

Telecommunications networks and bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the delivery of telecommunications services. Depreciation expense for 2009, 2008 and 2007 was $180.1 million, $189.2 million and $197.0 million, respectively. Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service. For 2009, 2008 and 2007, certain assets included in parts and equipment were disposed of, resulting in losses of $9.8 million, $5.6 million and $7.6 million, respectively. Interest costs for the construction of certain long-lived assets are capitalized. During 2009, 2008 and 2007, the Company capitalized interest on construction costs of $1.7 million, $2.4 million and $4.5 million, respectively.

The useful lives of the Company’s fixed assets are determined based on historical usage with consideration given to technological changes and trends in the industry, which could impact the network architecture and asset utilization. Accordingly, in making this assessment, the Company considers (i) its planned use of the assets, (ii) the views of experts within and outside of the Company, (iii) sources regarding the impact of technological advances and (iv) trends in the industry on the value and useful lives of its network assets. The Company annually evaluates the estimated useful lives used to depreciate its assets. Revisions to the depreciable lives associated with certain fixed asset categories resulted in an increase to depreciation expense of $4.2 million and $13.3 million during 2009 and 2007, respectively. No significant revisions were made as a result of evaluations made in 2008.

7.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, (in thousands):

	2009	2008

Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673

	$127,560	$127,560
Less accumulated amortization	(127,560)	(127,560)

	—	—
Broadband wireless licenses — indefinite life asset	27,500	35,782
XO trade name — indefinite life asset	16,662	16,662
Goodwill — indefinite life asset	1,071	1,071

	$45,233	$53,515

The Company’s definite lived intangible assets were fully amortized as of June 30, 2007. Amortization expense related to definite lived intangible assets was $10.0 million for 2007.

Broadband wireless licenses are indefinite lived assets and therefore no related periodic amortization was recorded in any period presented in the Consolidated Statements of Operations. As discussed in Note 4, the Company performed an impairment evaluation of its LMDS licenses as of May 31, 2009. The evaluation resulted in an impairment charge of $8.3 million. See Note 4, Fair Value Measurements, for further discussion.

8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following current liabilities as of December 31, (in thousands):

	2009	2008

Accrued compensation	$46,284	$60,082
Deferred revenue	46,382	44,744
Accrued operating taxes	40,136	43,469
Accrued operating expenses	65,531	52,784
Other accrued liabilities	22,122	20,277

	$220,455	$221,356

9.	UNDERUTILIZED OPERATING LEASES

As of December 31, 2009, the Company had accruals recorded for the expected remaining future net cash outflows associated with the unused or vacated space in a number of leased properties. In addition, the accruals include the remaining impact related to the fair value determination of leases which existed at the time of the Company’s emergence from bankruptcy on January 16, 2003. As of December 31, 2009, the remaining liability was $18.8 million, of which $12.1 million represents a non-current liability reported in other long-term liabilities in the Company’s Consolidated Balance Sheets. The long-term liability is expected to be paid over the remaining lease terms, which expire periodically through 2019. As further discussed in Note 3, the Company corrected an immaterial error related to this liability in 2008.

The following table illustrates the activity in underutilized operating lease accruals (in thousands):

Balance as of January 1, 2008	$28,953
Usage, net	(7,275)
Accretion	2,499
Estimate revisions	(566)

Balance as of December 31, 2008	$23,611
Usage, net	(6,366)
Accretion	2,759
Estimate revisions	(1,221)

Balance as of December 31, 2009	$18,783

10.	ASSET RETIREMENT OBLIGATIONS

The Company has various agreements in which it leases conduit space and pole attachment rights for its fiber from governmental entities, public utilities, and other telecommunications service providers. Additionally, the Company has its telecommunications and data center equipment in various leased technical facilities. In many cases, the Company has contractual obligations to remove this equipment at the end of the lease. Accordingly, the Company has recorded a liability and an asset for the present value of the estimated future capital expenditures associated with the related asset retirement obligations (“ARO”). As of December 31, 2009, $5.2 million of the liability was classified as non-current and reported in the Company’s Consolidated Balance Sheet as Other long-term liabilities. The leases with AROs expire periodically through 2033.

The following table summarizes the activity in the ARO liability (in thousands):

Balance as of January 1, 2008	$5,607
Additions	1,231
Estimate revisions	851
Accretion	503

Balance as of December 31, 2008	8,192
Additions	18
Estimate revisions	(3,498)
Accretion	458

Balance as of December 31, 2009	$5,170

11.	LONG-TERM DEBT TO RELATED PARTIES

During 2008, all of the Company’s long-term debt and accrued interest was retired in connection with the issuance and sale of shares from a new series of 7% Class B convertible preferred stock. The Class B convertible preferred stock was acquired by Arnos Corp., Barberry Corp., High River Limited Partnership and ACF Industries Holding Corp. (together, the “Purchasers”). The Purchasers are affiliates of the Chairman of the Company’s Board of Directors and the Company’s majority stockholder (the “Chairman”). For additional details regarding the issuance of the Class B convertible preferred stock, see Note 12.

A portion of the purchase price for the Company’s Class B convertible preferred stock was paid to the Company for the retirement of the Company’s senior indebtedness, held by the Purchasers, in the principal amount (together with accrued interest) of $450.8 million. This amount represents all indebtedness held by the Purchasers and their affiliates of $372.5 million under the Company’s Credit Facility and $78.3 million for the Promissory Note. The remainder of the purchase price for the Class B convertible preferred stock was paid in cash. The Company used $22.3 million of the proceeds from the sale of the Class B convertible preferred stock and the 9.5% Class C perpetual preferred stock to retire in full the remainder of the Company’s indebtedness (together with accrued interest) under its Credit Facility, none of which was owed to the Chairman or affiliates of the Chairman.

12.	REDEEMABLE PREFERRED STOCK

Issuance of Class A Convertible Preferred Stock
On August 6, 2004, the Company completed a private placement of 4.0 million shares of its 6% Class A convertible preferred stock (the “Preferred Stock Offering”) for net proceeds of $199.4 million. Affiliates of the Chairman purchased 95% of the preferred shares sold in the Preferred Stock Offering, and an affiliate of Amalgamated Gadget, L.P., holder of approximately 8% of the Company’s outstanding common stock, purchased the remaining 5%.

The Preferred Stock Offering was reviewed and approved by a special committee of the Company’s Board of Directors consisting of three independent directors. The special committee selected its own counsel and financial advisor. The financial advisor advised the special committee that, subject to specified qualifications, assumptions and limitations, the material terms of the Class A convertible preferred stock (“Class A preferred stock”) were fair to the Company, from a financial point of view, at the time of issuance.

The Class A preferred stock ranks senior to the Company’s common stock and junior to the Class B convertible preferred stock and Class C perpetual preferred stock. Holders of the Class A preferred stock are not entitled to receive annual dividends; however, both the conversion ratio and the voting power of each share of Class A preferred stock will be automatically increased as the liquidation preference increases at the rate of 1.5% each quarter through the maturity date. The terms of the Class A preferred stock provide that the Company redeem for cash the then outstanding shares of Class A preferred stock on the maturity date at 100% of their aggregate liquidation preference, including compounded accretion through that date, unless earlier redeemed or converted into common stock. The shares of Class A preferred stock are convertible into common stock based on a share price of $4.62, a premium of approximately 20.0% above the trading price of the common stock on the closing date of the Preferred Stock Offering. The Company may also, at its sole option, redeem the Class A preferred stock at any time after August 5, 2007 if the average market price of the Company’s common stock for the 20 days prior to such redemption is equal to or greater than 250% of the conversion price of the Class A preferred stock. Each holder of the Class A preferred stock is entitled to one vote for each share of common stock issuable upon the conversion of the shares of Class A preferred stock as of the record date for such stockholders vote. Holders of Class A preferred stock shall vote together with the holders of common stock as a single class. The holders of Class A preferred stock also have anti-dilution protection in the event that the Company issues shares of common stock at a price below the then-prevailing market price of the Company’s common stock.

On April 28, 2006, affiliates of the Chairman sold in a private sale to “qualified institutional buyers” an aggregate of 1,725,000 Class A preferred shares. On August 13, 2008, affiliates of the Chairman purchased 521,549 Class A preferred shares. On February 5, 2009, ACF Holding, an affiliate of the Chairman, agreed to extend the date on which the Company would be required to redeem the shares of its Class A preferred stock held by ACF Holding (the “ACF Holding Shares”) from January 15, 2010 to a date no later than April 15, 2010. Other than continued accretion of the liquidation preference until the ACF Holding Shares are redeemed by the Company, the extension creates no additional financial obligations on the part of the Company. The extension did not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares. On July 9, 2009, the Company redeemed and retired 304,314 shares of Class A preferred stock from entities unaffiliated with the Company at an aggregate purchase price of approximately $18.4 million, which reduced the number of outstanding shares of Class A preferred stock to 3,695,686. ACF Holding is the record holder of 3,096,549 shares of Class A preferred stock which represented 83.8% of the 3,695,686 outstanding shares of the Class A preferred stock at December 31, 2009. On January 15, 2010, the Company redeemed and retired all 599,137 shares of Class A preferred stock held by entities unaffiliated with the Chairman at an aggregate purchase price of approximately $41.4 million. As of March 31, 2010 ACF Holding is the holder of 100% of the remaining 3,096,549 shares of Class A preferred stock. The Company is required to redeem any outstanding ACF Holding Shares for cash at an aggregate liquidation preference of up to $217.4 million at a date no later than April 15, 2010.

Issuance of Class B Convertible Preferred Stock and Class C Perpetual Preferred Stock
On July 25, 2008, the Company issued $780.0 million of preferred shares through two new series of preferred stock to affiliates of the Chairman in order to retire all outstanding debt, fund growth initiatives and provide ongoing working capital for its business and pursue additional opportunities which create value for the shareholders. Pursuant to a Stock Purchase Agreement entered into between the Company and the Purchasers, on July 25, 2008 (the “Issue Date”), the Purchasers bought 555,000 shares of the Company’s Class B convertible preferred stock and 225,000 shares of the Company’s Class C perpetual preferred stock. Both the Class B convertible preferred stock and the Class C perpetual preferred stock were issued with an initial liquidation preference of $1,000 per share.

The Stock Purchase Agreement contains a provision in which the Purchasers agree that neither they, nor any of their affiliates, will, directly or indirectly, consummate any transaction (including the conversion of the Class B convertible preferred stock or the Class A preferred stock into common stock, the exercise of warrants or options to purchase common stock of the Company, or a merger pursuant to Section 253 of the Delaware General Corporation Law (“Delaware Law”)), if as a result of such transaction, the Purchasers or their affiliates would own at least 90% of the outstanding shares of each class of the Company’s capital stock, of which class there are outstanding shares, that absent the provisions of Section 253 of Delaware Law, would be entitled to vote on a merger of the Company with or into such Purchaser or affiliate under Delaware Law, except solely as a result of (i) a tender offer for all of the outstanding shares of common stock by the Purchasers or their affiliates wherein a majority of the outstanding shares of common stock not held by such Purchasers or their affiliates are tendered or (ii) a merger or acquisition transaction by the Purchasers or their affiliates that has been approved by a special committee of the Company’s board of directors comprising disinterested directors in respect of such merger or acquisition wherein the Purchasers or their affiliates acquire all of the Company’s outstanding common stock.

The terms of the Stock Purchase Agreement were negotiated on behalf of the Company by a special committee comprised of disinterested directors of the Company’s board of directors that was established on September 28, 2007, to assist the Company in evaluating financing and other strategic alternatives.

Terms of Class B Convertible Preferred Stock
The Class B convertible preferred stock, with respect to rights to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Company, will rank on a parity with the Class C perpetual preferred stock and senior to the common stock, the Class A preferred stock and each other class of the Company’s capital stock outstanding or thereafter established by the Company the terms of which do not expressly provide that it ranks senior to, or on a parity with, the Class B convertible preferred stock. Dividends on the Class B convertible preferred stock will accrete on a quarterly basis at a rate of 1.75% of the liquidation preference, which is initially $1,000 per share (the “Dividend Payment”), thus increasing the liquidation preference of the shares, unless paid in cash at the option of the Board of Directors of the Company.

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

As of December 31, 2009, the Class B convertible preferred stock was convertible into 408,863,667 shares of common stock with a liquidation and redemption value of $613.3 million, consisting of the face value and accreted dividends.

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

Each issued and outstanding share of Class C perpetual preferred stock will be entitled to the number of votes equal to the quotient obtained by dividing the liquidation preference by the conversion price for the Class B convertible preferred stock, each as in effect on such date (as adjusted from time to time and without regard to whether any shares of the Class B convertible preferred stock remain outstanding), with respect to any and all matters presented to the stockholders of the Company for their action or consideration and as otherwise required by Delaware Law. Except as provided by law, holders of shares of Class C perpetual preferred stock will vote as a single class together with the holders of common stock and all other shares of the Company which are granted rights to vote.

As of December 31, 2009, the redemption value of the Class C perpetual preferred stock was $257.6 million, consisting of the face value and accreted dividends.

Initial Recognition
The Company has classified the Class B convertible preferred stock and Class C perpetual preferred stock outside of permanent equity, as they are redeemable upon an event that is not solely within the control of the Company. As such, the Class B convertible preferred stock and Class C perpetual preferred stock were initially measured at their fair value less issuance costs. The Company is charging the accretion of the Preferred Stock dividends to Net loss allocable to common shareholders, and increasing the values recorded of the Class B convertible preferred stock and Class C perpetual preferred stock by the amount of such dividend accretions.

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

13.	STOCKHOLDERS’ EQUITY

Warrants
As of December 31, 2009, the Company had warrants outstanding which allowed the holders to purchase up to an additional 23.7 million shares of the Company’s common stock. The warrants consisted of:

•	Series A warrants to purchase 9.5 million shares of the Company’s common stock at an exercise price of $6.25 per share;

•	Series B warrants to purchase 7.1 million shares of the Company’s common stock at an exercise price of $7.50 per share; and

•	Series C warrants to purchase 7.1 million shares of the Company’s common stock at an exercise price of $10.00 per share.

The warrants were valued at issuance at $44.9 million using the Black-Scholes-Merton pricing model. As of January 16, 2010, substantially all of the warrants expired unexercised.

Universal Shelf Registration Statement
On January 18, 2008, the Company’s Universal Shelf Registration Statement on Form S-3 (SEC File No. 333-147643) became effective. The Registration Statement registers up to $900 million of the Company’s common stock, preferred stock, rights to purchase common stock, depositary receipts, warrants, debt securities, guarantees of debt securities or units that the Company or its subsidiaries may offer from time to time. As of March 31, 2010, the Company is not eligible to conduct primary offerings of its securities under its S-3 Registration Statement because the aggregate market value of its voting and non-voting common equity held by non-affiliates of the Company is less than $75 million. While the Company’s equity held by non affiliates remains under $75 million, only non convertible debt with an investment grade rating may be offered under this S-3. The Registration Statement identifies certain of XOH’s direct or indirect wholly owned subsidiaries as potential guarantors of the debt securities that may be issued pursuant to the Registration Statement. The Company’s financial statements do not include separate financial statements for any of these subsidiaries because the subsidiaries do not have any independent assets or operations, any such guarantees are full and unconditional and joint and several, and XOH’s only subsidiaries that are not named in the Registration Statement are considered to be minor.

Earnings (Loss) Per Share
Net income (loss) per common share, basic is computed by dividing net income (loss) allocable to common shareholders by the weighted average common shares outstanding during the period. Net income (loss) per common share, diluted is calculated by dividing net income (loss) allocable to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options, warrants and preferred stock. In periods where the assumed common stock equivalents for stock options, warrants, and preferred stock are anti-dilutive, they are excluded from the calculation of diluted weighted average shares.

The table below details the anti-dilutive items that were excluded in the computation of net loss per common share, diluted for the years ended December 31, (in millions):

	2009	2008	2007

Stock options	7.4	9.0	9.6
Warrants	23.7	23.7	23.7
Class A preferred stock	55.2	56.3	53.0
Class B convertible preferred stock	408.9	381.5	—

14.	SHARE-BASED COMPENSATION

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

In June 2003, the Compensation Committee of XO Inc.’s Board of Directors approved the adoption of the 2003 Employee Retention and Incentive Plan (the “Retention Plan”) which is a component of the 2002 Plan. The Retention Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees based on the attainment of certain performance goals. As of December 31, 2009, the Company had outstanding fully vested options to purchase an aggregate of 49,276 shares of Company common stock pursuant to the Retention Plan. The exercise price for all options issued and outstanding under the Retention Plan is $5.84 per share. No further grants under the Retention Plan are permitted.

In June 2003, XO Inc. adopted the 2003 Annual Bonus Plan (the “Bonus Plan”), which is also a component of the 2002 Plan. The Bonus Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees who were ineligible to participate in the Retention Plan. The payment of bonuses and the issuance of options under the Bonus Plan were contingent upon the same performance targets contained in the Retention Plan. As of December 31, 2009, there were outstanding options to purchase 19,057 shares of Company common stock under the Bonus Plan. The exercise price for all options issued and outstanding under the Bonus Plan is $6.53 per share. No further grants under the Bonus Plan are permitted.

Stock Options
A summary of stock option activity as of December 31, 2009, and changes during the year then ended is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining
	Shares	Exercise Price	Contractual Term

Outstanding at December 31, 2008	9,022,674	$5.05	5.4 years
Granted	—	—
Forfeited	(573,250)	5.14
Expired	(1,007,785)	5.14

Outstanding at December 31, 2009	7,441,639	$5.03	4.1 years

Exercisable at December 31, 2009	6,983,889	$5.03	3.7 years
Expected to vest at December 31, 2009	1,119,421	$5.02	4.5 years
Available for future issuance at December 31, 2009	8,175,813

The aggregate intrinsic value is calculated as the difference between the exercise price and market value of the underlying common stock. As of December 31, 2009, the aggregate intrinsic value of options outstanding was zero, as the exercise price exceeded the market value on that date. The total intrinsic value of options exercised during 2008 and 2007 was insignificant. There were no options exercised during 2009. The range of exercise prices for stock options outstanding as of December 31, 2009, 2008 and 2007 was between $4.80 and $7.05 per share for each respective period.

The weighted average grant-date fair value of options granted during 2008 and 2007 was $0.42 and $2.76, respectively. There were no options granted in 2009. The cash received and the related income tax benefits from the exercise of share options for 2008 and 2007 were not significant for each respective year. Stock compensation expense related to stock option awards was $0.7 million, $1.4 million and $1.9 million for 2009, 2008 and 2007, respectively.

Fair Value Determination
There were no option grants during 2009. The Black-Scholes-Merton model uses the assumptions noted in the table below to compute a fair value of each option grant.

	2008	2007

Weighted average grant date price per share of Company stock	$1.32	$4.55
Weighted average exercise price	$5.00	$5.00
Range of expected volatility	61.98-69.74%	60.00-63.09%
Range of risk free interest rate	2.57-3.30%	4.42-5.06%
Dividend yield	—	—
Expected term (in years)	6.25	6.25

The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price since emergence from Chapter 11 Bankruptcy in January 2003. The Company is still in the process of gathering enough historical data to prepare an estimate of the expected term of its option grants. Therefore, the expected term was calculated based upon the simplified method for estimating expected terms. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a United States Treasury note with a term equal to the expected term of the underlying grants. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future.

Unrecognized Compensation
As of December 31, 2009, there was approximately $0.4 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized in 2010.

15.	EMPLOYEE SAVINGS AND RETIREMENT PLAN

At December 31, 2009, the Company has a defined contribution plan, generally covering all full time employees in the United States. The Company provides a match to all eligible employees based on certain plan provisions and the discretion of the Board of Directors. The Company matches 50 percent of employee contributions up to five percent of the participant’s compensation. Company contributions, net of forfeitures, were $6.3 million, $6.0 million and $4.7 million during 2009, 2008 and 2007, respectively.

16.	INCOME TAXES

The Company maintained a valuation allowance against its deferred tax assets of $1,137 million and $1,149 million as of December 31, 2009 and 2008, respectively, to reduce its deferred tax assets to the amounts likely to be realized. The decrease in the valuation allowance of $12.7 million from December 31, 2008 to December 31, 2009 was due to a decrease in deferred tax assets resulting from a $55.4 million increase to net operating loss offset by a $70.6 million decrease in property and equipment and a $2.5 million increase in the provisions not currently deductible asset.

Components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Provisions not currently deductible	$71,793	$69,266
Property, equipment and other long-term assets (net)	334,281	404,853
Net operating loss and capital loss carry forwards	731,228	675,836

Total deferred tax assets	1,137,302	1,149,955
Valuation allowance	(1,137,302)	(1,149,955)

Net deferred tax assets	—	—

Deferred tax liabilities:
Other identifiable intangibles	(6,498)	(6,498)

Total deferred tax liabilities	(6,498)	(6,498)

Net deferred tax liability	$(6,498)	$(6,498)

As of December 31, 2009, for federal income tax purposes, the Company had net operating loss carryforwards of $3.6 billion, of which $1.1 billion related to the acquisition of a business. The acquired net operating loss carryforwards expire between 2019 and 2023. The remaining net operating loss carryforwards expire between 2022 and 2029. Utilization of the Company’s net operating loss carryforwards is limited under the ownership change rules of the U.S. Internal Revenue Code. Due to these limitations, the Company reduced its deferred tax assets related to net operating loss carryforwards. Accordingly, net operating losses for financial statement purposes have been reduced below the amount available for federal income tax purposes.

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

Income tax (benefit) expense is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current income tax (benefit) expense:
State	$1,191	$(4,013)	$1,116
Foreign	4	1	4

Total current income tax (benefit) expense	1,195	(4,012)	1,120

Deferred income tax benefit
State	—	—	(333)

Total deferred income tax benefit	—	—	(333)

Total income tax (benefit) expense	$1,195	$(4,012)	$787

Reconciliation of the U.S. federal and state tax rate to the Company’s effective income tax rate:

	2009	2008	2007

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	12.0	4.0	4.0
Reduction of state deferred tax assets	—	—	(31.7)
Other	2.4	(0.6)	0.5

Subtotal	49.4	38.4	7.8
Valuation allowance for deferred tax assets	(44.4)	(33.3)	(8.5)

Effective income tax rate	5.0%	5.1%	(0.7%)

Current income tax expense for the year ended December 31, 2009 primarily consists of the Texas Gross Margin Tax, Michigan Gross Receipts Tax and interest on certain state income tax positions.

Reconciliation of Unrecognized Tax Benefits (in thousands)

Gross unrecognized tax benefits at January 1, 2009	$423,298
Gross amount of increases and decreases from tax positions — prior period	—
Decreases resulting from expiration of statutes of limitation	—

Gross unrecognized tax benefits at December 31, 2009	$423,298

As of December 31, 2009, $1.2 million of the Company’s unrecognized tax benefits would, if recognized, affect the effective tax rate and entirely relates to state income taxes. The remainder of the unrecognized tax benefits, if recognized, would result in an increase in the Company’s valuation allowance.

Interest and Penalties
The table below sets forth accrued interest (in thousands):

Accrued interest as of January 1, 2009	$315
Increase to accrued interest	66

Accrued interest as of December 31, 2009	$381

There were no accrued income tax penalties reported in the Company’s Consolidated Balance Sheets as of December 31, 2009 or December 31, 2008. No income tax penalties were recorded in the Company’s Statements of operations for 2009, 2008 or 2007.

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

Open Tax Years
The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including California, New Jersey, Texas, and Virginia remain open for the tax years 2006 through 2009. The IRS audit of the Company’s 2003 and short tax year ended January 16, 2004 federal income tax returns were completed in 2008.

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

The Company does not anticipate that Starfire will, for its 2009 taxable year, utilize the Company’s current year net operating loss or its net operating loss carryforwards and, accordingly, the Company has not reflected a reimbursement for the utilization of such net operating losses or net operating loss carryforwards.

Reconsolidation
Effective January 17, 2009, XO Holdings, Inc. and subsidiaries rejoined the affiliated group which files a consolidated federal income tax return with Starfire and, if any, combined groups which file state income tax returns.

17.	RELATED PARTY TRANSACTIONS

On July 25, 2008, as a result of the issuance and sale of two new series of preferred stock and the related retirement of all of the Company’s long-term debt, which were transactions the Company conducted with affiliates of the Chairman, there was an increase in the related party holdings in the preferred stock of the Company. See Note 11 and Note 12 for additional details regarding the issuance of the preferred stock and the related retirement of debt. In connection with the July 25, 2008 issuance and sale of the two new series of preferred stock, the Company entered into a Tax Allocation Agreement, dated July 25, 2008. See Note 16 for additional details. On August 28, 2008, Starfire executed an undertaking, dated August 28, 2008 (the “Undertaking”), for the benefit of XO Holding, Inc., and its subsidiaries, effective from July 25, 2008 (the “Effective Date”). Starfire is an affiliate of the Chairman. The Undertaking was negotiated on behalf of the Company by a special committee of the Board of Directors, comprised of independent members and its legal advisers. Pursuant to the Undertaking, Starfire agrees that from the Effective Date and through the Termination Date (as defined in the Undertaking), at its sole cost and expense, it will indemnify and defend and hold harmless, the Company and its subsidiaries, from certain liabilities that may be imposed on the Company or its subsidiaries or assets, as set forth in the Undertaking.

Various entities controlled by the Chairman hold the following interests in the Company:

	At December 31, 2009[1]	At December 31, 2008[2]

Outstanding Common Stock	Greater than 50%	Greater than 50%
Series A, B and C Warrants[3]	Greater than 40%	Greater than 40%
Class A Convertible Preferred Stock[4]	Greater than 80%	Greater than 70%
Class B Convertible Preferred Stock	100%	100%
Class C Perpetual Preferred Stock	100%	100%

[1]	As reported in the January 4, 2010 Form 4 for the Chairman and other parties to such joint filing, and the January 4, 2010, Amendment No. 23 to Schedule 13D filed by the Chairman and other parties to such joint filing.

[2]	As reported in the January 5, 2009 Form 4 for the Chairman, and the January 5, 2009 Amendment No. 15 to Schedule 13D filed by the Chairman and other parties to such joint filing.

[3]	The terms of the Company’s Series A, B and C Warrants provided that all such unexercised warrants expired on January 15, 2010.

[4]	The original terms of the Company’s Class A preferred stock required that by January 15, 2010, the Company would redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Holding agreed to extend the date on which the Company would be required to redeem the shares of Class A preferred stock held by ACF Holding (the “ACF Holding Shares”) from January 15, 2010 to a date no later than April 15, 2010. The extension did not affect the redemption date of any of the shares of Class A Preferred Stock other than the ACF Holding Shares. Accordingly, on January 15, 2010, the Company redeemed all 599,137 shares of Class A preferred stock held by entities unaffiliated with the Chairman at an aggregate purchase price of approximately $41.4 million. As of March 31, 2010 ACF Holding is the holder of 100% of the remaining 3,096,549 shares of Class A preferred stock. The Company is required to redeem any outstanding ACF Holding Shares for cash at an aggregate liquidation preference of up to $217.4 million at a date no later than April 15, 2010.

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

The Company provides certain telecommunications services to companies affiliated with the Chairman. The total revenue recognized on such services for 2009, 2008 and 2007 was $1.7 million, $1.7 million and $2.1 million, respectively. Amounts receivable in respect to such services from affiliates related to the Chairman as of December 31, 2009 and 2008 were not significant.

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

18.	SEGMENT INFORMATION

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

The following tables provide summarized historical financial information of the Company’s previously presented reportable segments for the years ended December 31, 2008 and 2007 as reported in the Company’s 2008 Form 10-K (in thousands):

	2008
			Intercompany
	XOC	Nextlink	Elimination	Consolidated

Revenue from external customers	$1,476,061	$1,549	$—	$1,477,610
Inter-segment revenue	550	1,807	(2,357)	—

Total revenue	$1,476,611	$3,356	$(2,357)	$1,477,610
Depreciation and amortization	$188,086	$1,142	$—	$189,228
Loss from operations	$(69,438)	$(15,375)	$—	$(84,813)
Interest income				7,398
Other income				257
Investment gain, net				19,187
Interest expense, net				(21,322)
Income tax benefit				4,012

Net loss				$(75,281)

	2007
			Intercompany
	XOC	Nextlink	Elimination	Consolidated

Revenue from external customers	$1,428,050	$615	$—	$1,428,665
Inter-segment revenue	274	905	(1,179)	—

Total revenue	$1,428,324	$1,520	$(1,179)	$1,428,665
Depreciation and amortization	$206,452	$501	$—	$206,953
Loss from operations	$(96,945)	$(13,192)	$—	$(110,137)
Interest income				8,182
Other income				2,205
Investment gain, net				20,863
Interest expense, net				(37,681)
Income tax expense				(787)

Net loss				$(117,355)

Major Customers.  For 2008 and 2007 Nextlink’s top three customers accounted for 73.7% and 79.1%, respectively, of Nextlink’s revenue. The largest customer and reseller for each year was XOC, an affiliate.

Capital expenditures for the Company’s reportable segments previously presented on the 2008 Form 10-K for the years ended December 31, 2008 and 2007 are illustrated below (in thousands):

	XOC	Nextlink	Consolidated

2008	$207,922	$9,036	$216,958
2007	$210,156	$5,026	$215,182

Total assets for the Company’s reportable segments previously presented on the 2008 Form 10-K for 2008 are illustrated below (in thousands):

	XOC	Nextlink	Consolidated

December 31, 2008	$1,322,891	$53,093	$1,375,984

19.	COMMITMENTS AND CONTINGENCIES

Leases
The majority of the Company’s operating leases are for real property, which includes administrative and sales offices, central switching offices, network nodes, data centers, collocation facilities and warehouse space. These obligations expire at various dates through 2019. Most of these leases contain renewal options at inception, some of which have been exercised. Most of the leases include rent escalation clauses, which are recognized on a straight-line basis over the lease term. No leases contain purchase options or restrictions of the Company’s activities concerning dividends, additional debt, or further leasing. Total gross rent expense for 2009, 2008 and 2007 was $66.0 million, $59.8 million and $61.0 million, respectively. The gross rent expense does not include sublease income, which totaled $7.4 million, $5.7 million and $5.2 million for 2009, 2008 and 2007, respectively. Rent expense is classified as a component of Selling, general and administrative on the Company’s Consolidated Statements of Operations.

Future minimum lease commitments under operating leases that had initial non-cancelable lease terms in excess of one year as of December 31, 2009 are as follows (in thousands):

2010	$64,011
2011	55,656
2012	50,730
2013	44,421
2014	34,379
Thereafter	48,357

Total minimum contractual payments	$297,554

Total minimum sublease rental income to be received in the future under non-cancelable subleases as of December 31, 2009 is $9.3 million. The total minimum lease payments disclosed in the table above have not been reduced for these minimum sublease rentals.

Certain non-cancelable leases are classified as capital leases and the leased assets are included within the telecommunications networks component of property and equipment. Details of the capitalized lease assets are as follows as of December 31, (in thousands):

	2009	2008

Network assets	$17,239	$16,552
Accumulated depreciation	(8,182)	(6,580)

Net capitalized lease assets	$9,057	$9,972

At December 31, 2009, estimated future minimum lease payments under capital lease obligations are as follows (in thousands):

2010	$5,783
2011	3,102
2012	1,571
2013	1,571
2014	1,439
Thereafter	8,955

Total minimum capital lease payments	22,421
Less: imputed interest	(6,183)
Less: current portion of capital lease payments	(4,650)

Long-term portion of capital lease payments	$11,588

Other Commitments
The Company also has various non-cancelable long-term contractual obligations with other telecommunications service providers associated with maintenance costs, software licenses and use fees. These contracts contain certain minimum purchase commitments and have terms of three to seven years.

At December 31, 2009, estimated future minimum payments under other obligations are as follows (in thousands):

2010	$81,498
2011	62,287
2012	57,770
2013	55,488
2014	13,163
Thereafter	85,629

Total minimum lease payments	$355,835

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

Legal Proceedings
The Company is involved in lawsuits, claims, investigations and proceedings consisting of commercial, securities, tort and employment matters, which arise in the ordinary course of business. The Company accrues its best estimates of required provisions for any such matters when the loss is probable and the amount of loss can be reasonably estimated. The Company reviews these provisions at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, management believes that the Company has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies. Legal costs related to litigation in these matters are expensed as incurred.

Metro Nashville
The Metropolitan Government of Nashville and Davidson County, Tennessee (“Metro”) filed a complaint against XO Tennessee, Inc. (“XOT”), now XO Communications Services Inc., successor in interest to XOT, on March 1, 2002, before the Tennessee State Chancery Court for Davidson County, Tennessee. Metro sought declaratory judgment that, under Metro’s franchise ordinance and the franchise agreement executed by XOT’s predecessor, US Signal, on October 18, 1994, XOT (a) owed franchise fees in the amount of five percent of gross revenues from 1997 to current, and (b) was contractually obligated to allow Metro access and use of four dark fibers on XOT’s network. On February 28, 2003, XOT answered the complaint contending that the franchise fee and “dark fiber” compensation provisions violated Tennessee and federal law. XOT also filed a counterclaim seeking to recover all sums paid to Metro under the invalid ordinance and to recover the value of the free fiber that Metro has been using and continues to use without payment. In an amended complaint, Metro added an alternative basis for relief, namely legal or equitable relief up to its costs allocated to XOT for maintaining, managing, and owning the rights-of-way. Based on a study conducted by Metro (received by the Company in November 2006) and the length of the relevant period of this case, to date, Metro’s costs, as calculated by Metro for the relevant period and allocated by Metro to XOT, would likely exceed $20.0 million. On August 9, 2007, XOT filed a motion for judgment on the pleadings. On February 25, 2008, the court denied XOT’s motion. On March 26, 2008, XOT filed a request with the court seeking permission to file an interlocutory appeal of the court’s denial. On July 16, 2009, the court granted XOT’s Motion for Interlocutory Appeal. However, on October 27, 2009, the appellate court denied XOT’s petition for interlocutory appeal. The parties will coordinate the resumption of litigation with the trial court and are exploring settlement opportunities. The effect of this case is not expected to be material to the Company’s financial position, results of operations, or cash flows.

Nashville Electric Service
On June 5, 2008, the Nashville Electric Service, part of Metro, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a pole attachment agreement previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in the Company’s fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either four percent of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber to NES (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid NES under the “gross revenue” provisions. The pole attachment agreement expired in January of 2005, and NES has refused to negotiate the terms for a new pole attachment agreement, and has attempted to treat the expired agreement as extending from month-to-month, although no such extension provisions exist in the agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment, and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court (the US District Court, Middle District of Tennessee). On June 30, 2008, NES filed a motion to remand the case back to state court, but that motion was denied by the Court. On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. On January 7, 2009, the Court denied NES’ motion to dismiss. In July of 2009, the parties renewed settlement discussions. On January 27, 2010, the parties signed a settlement agreement. Among other things, the agreement provides that the case will remain administratively stayed until April 27, 2010 at which time, assuming that the conditions of the settlement agreement have been met, the case will be dismissed with prejudice. The effect of this case is not expected to be material to the Company’s financial position, results of operations, or cash flows.

Choice Tel
On August 30, 2007, the Company notified Choice Tel, a business channel agent for the Company, of the Company’s decision to terminate the agent agreement because of Choice Tel’s apparent failure to sell the Company’s services. Choice Tel challenged that termination and, on November 22, 2007, filed an arbitration claim, believing it was due at least $2.4 million in residual commissions. The arbitration hearing was conducted on March 11, 2009. On May 27, 2009, the Arbitrator found in favor of Choice Tel on the issue of liability for breach of contract. On February 10, 2010, the parties reached a final settlement agreement, the effect of which did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

R2 Derivative Litigation
On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York (New York County) naming individual members of the Company’s Board of Directors and certain entities controlled by Carl C. Icahn, the Chairman of the Company’s Board of Directors and majority shareholder, as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009, the Defendants filed a Motion to Dismiss the Complaint, which was denied on December 10, 2009. Discovery in this case is ongoing. The effect of this case on the Company, if any, is not known at this time.

Hillenmeyer Derivative Litigation
On July 21, 2009, an XOH shareholder, Don Hillenmeyer, filed under seal in the Delaware Court of Chancery a Complaint titled “Verified Derivative and Class Action Complaint.” On August 6, 2009, XOH filed a redacted version of the Complaint in the Chancery Court. The Complaint names as defendants individual members of the Company’s Board of Directors and ACF Industries Holding Corp. (“ACF Holding”), an entity controlled by Carl C. Icahn, the Chairman of our Board of Directors and majority shareholder, and names XOH as the nominal defendant. The Complaint challenges, among other things, ACF Holding’s recent proposal to acquire all of the outstanding XOH common shares which it does not already own, and alleges various breaches of fiduciary duties. The parties have entered into a Stipulation and Order Extending Time to Answer and agreed to stay proceeding with the case until Plaintiff filed an Amended Complaint. On December 15, 2009, based on plaintiff’s motion, the court entered an order dismissing that portion of the suit that sought to enjoin ACF Industries Holding Corp.’s July 9, 2009 proposal to acquire all of the shares of XO common stock that ACF and its affiliates did not already own. On January 7, 2010 the Defendants filed a motion to stay or dismiss the remaining portion of the suit in favor of the NY litigation (R-2 v Icahn et al). On January 26, 2010, Plaintiff filed an Amended Complaint. On February 18, 2010, Defendants filed a supporting brief for its motion to dismiss. On March 26, 2010, plaintiff filed its answering brief to defendants’ motion to dismiss or stay. The effect of this case on the Company, if any, is not known at this time.

Other Contingencies
The Universal Service Administrative Corporation is in the process of auditing the Company’s compliance with universal service contribution reporting obligations in connection with services provided during 2007. The Company believes that it complied with applicable FCC rules in all material respects; however, an adverse audit determination could result in significant retroactive assessment of universal service fund contribution liability and associated interest, penalties, fines or forfeitures. An estimated loss, if any, associated with this ongoing audit is not known at this time.

20.	UNAUDITED SELECTED QUARTERLY DATA

The following tables illustrate selected quarterly financial data for 2009 and 2008 (in thousands except per share amounts). Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. Income (loss) per common share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per common share for the four quarters of each year may not equal the loss per common share for the twelve month periods.

	Quarters Ended 2009
	March 31	June 30	September 30[a]	December 31[b]

Revenue	$377,825	$385,624	$382,000	$375,839
Cost of service *	$220,004	$229,565	$217,712	$212,698
Loss from operations	$(17,054)	$(16,817)	$(243)	$(13,118)
Net (loss) income	$(4,468)	$(5,994)	$19,032	$13,265
Net (loss) income allocable to common shareholders	$(23,976)	$(25,868)	$(910)	$(7,053)
Net (loss) income allocable to common shareholders per common share, basic and diluted	$(0.13)	$(0.14)	$—	$(0.04)

	Quarters Ended 2008
	March 31	June 30	September 30[c]	December 31[d]

Revenue	$361,149	$367,370	$373,925	$375,166
Cost of service *	$228,345	$213,273	$210,926	$218,901
Loss from operations	$(40,569)	$(19,933)	$(5,607)	$(18,704)
Net (loss) income	$(44,412)	$(29,001)	$(23,330)	$21,462
Net (loss) income allocable to common shareholders	$(48,113)	$(32,757)	$(38,351)	$2,146
Net (loss) income allocable to common shareholders per common share, basic and diluted	$(0.26)	$(0.18)	$(0.21)	$0.01

*	Cost of service is presented exclusive of depreciation and amortization in all periods.

[a]	September 2009 quarterly Net (loss) income and Net (loss) income allocable to common shareholders increased $16.3 million, or $0.09 per share, related to net investment gains.

[b]	December 2009 quarterly Net (loss) income and Net (loss) income allocable to common shareholders increased $25.7 million, or $0.14 per share, related to net investment gains.

[c]	September 2008 quarterly Net (loss) income and Net (loss) income allocable to common shareholders increased $15.4 million, or $0.08 per share, for impairment of marketable securities for other-than-temporary declines in market value.

[d]	December 2008 quarterly Loss from operations decreased $4.0 million, or $0.02 per share, and Net (loss) income and Net (loss) income allocable to common shareholders improved by $39.9 million, or $0.22 per share, due to the beneficial settlement of litigation with the ATLT.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report On Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and our principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

As of December 31, 2009, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2009 was effective.

Our internal controls over financial reporting include policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and board and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page 46.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days after December 31, 2009. The information required by this Item will appear under the headings “Proposal: Election of Directors”, “Board of Directors and Committees” and “Management” in our proxy statement.

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

(a) Financial Statements

Financial statements and financial statement schedules required to be filed for the registrant under Item 15 are set forth starting on page 48.

(b) Exhibits

Exhibits incorporated herein by reference are indicated in parentheses.

2.1	Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K/A of XO Communications, Inc. filed on November 26, 2002).
2.2	Plan Supplement, dated October 23, 2003, to the Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (incorporated by reference to exhibit 2.2 filed with the Current Report on Form 8-K/A of XO Communications, Inc. filed on November 26, 2002).
2.3	Order Confirming Third Amended Plan of Reorganization, dated November 15, 2002 (incorporated by reference to exhibit 99.1 filed with the Current Report on Form 8-K/A of XO Communications, Inc. filed on November 26, 2002).
2.4	Asset Purchase Agreement, dated as of February 18, 2004, by and among XO Communications, Inc., Allegiance Telecom, Inc., and Allegiance Telecom Company Worldwide (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on February 24, 2004).
2.5	Agreement and Plan of Merger, dated as of February 28, 2006 by and among XO Communications, Inc., XO Holdings, Inc. and XO Communications, LLC (incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 6, 2006).
3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 6, 2006).
3.2	Bylaws of XO Holdings, Inc. (incorporated by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 6, 2006).
4.1	Series A Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).
4.2	Series B Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).
4.3	Series C Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).
4.4	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2005 (incorporated by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 6, 2006).
4.5	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 7% Class B Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).
4.6	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 9.50% Class C Perpetual Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to exhibit 4.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).

10.1	XO Communications, Inc. 2002 Stock Incentive Plan (Amended and Restated as of June 19, 2003) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders).(1)
10.2	Registration Rights Agreement, dated as of January 16, 2003, between XO Communications, Inc. and High River Limited Partnership and Meadow Walk Limited Partnership (incorporated by reference to exhibit 10.4 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).
10.3	Registration Rights Agreement, dated as of August 6, 2004, by and among XO Communications, Inc., Tramore LLC, Cardiff Holdings, LLC and Amalgamated Gadget, L.P. (incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarterly period ended June 30, 2004).
10.4	Registration Rights Agreement, dated as of June 23, 2004, by and among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide, the Allegiance Telecom Liquidating Trust, and XO Communications, Inc. (incorporated by reference to exhibit 10.5 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2004).
10.5	Amendment No. 1 to Registration Rights Agreement made and enacted by the Company as of April 28, 2006 (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K filed on May 2, 2006).
10.6	Employment Term Sheet, dated as of April 30, 2003, between XO Communications, Inc. and Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended March 31, 2003).(1)
10.7	Change in Control Agreement by and between XO Communications, Inc. and Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (incorporated by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended March 31, 2003).(1)
10.8	Employment Agreement, effective as of September 25, 2000, by and between Wayne M. Rehberger and XO Communications, Inc. (incorporated by reference to exhibit 10.10 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2003).(1)
10.9	Change in Control Severance Plan for Certain Covered Executives (Director and Above) of XO Communications, Inc., dated as of June 2, 2005. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on June 8, 2005).(1)
10.10	Indemnification Agreement by and between Adam Dell and XO Communications, Inc., dated as of November 2, 2004 (incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended September 30, 2004).
10.11	Indemnification Agreement by and between Robert Knauss and XO Communications, Inc., dated as of November 2, 2004 (incorporated by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended September 30, 2004).
10.12	Indemnification Agreement by and between Fredrik Gradin and XO Communications, Inc., dated as of November 2, 2004 (incorporated by reference to exhibit 10.3 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended September 30, 2004).
10.13	Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and XO Intercity Holdings No. 2, LLC (f/k/a INTERNEXT LLC) (incorporated by reference to exhibit 10.8 filed with the Quarterly Report on Form 10-Q of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. for the quarter ended September 30, 1998).
10.14	Master Agreement, dated August 8, 2002, between Level 3 Communications, Inc. and XO Communications, Inc. (incorporated by reference to exhibit 10.4.2 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002).
10.15	Stockholder Agreement, dated as of November 4, 2005, by and between XO Communications, Inc. and Cardiff Holdings LLC (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on November 9, 2005).
10.16	Guaranty, dated as of November 4, 2005, by and between Thornwood Associates Limited Partnership and XO Communications, Inc. (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on November 9, 2005).

10.17	Assignment and Assumption Agreement, dated as of February 28, 2006, by and among XO Communications, Inc. and XO Holdings, Inc. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on March 06, 2006).
10.18	Lease Agreement dated February 28, 2007, between the Company and Presidents Park II, LLC (incorporated by reference to exhibit 10.27 filed with the Annual Report on Form 10-K for the year ended December 31, 2006).(2)
10.19	Stipulation and Agreement of Compromise, Settlement and Release, approved by the Delaware Court of Chancery on March 31, 2008, among XO Holdings, Inc. and certain minority stockholders (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 10-Q for the quarter ended March 31, 2008).
10.20	Stock Purchase Agreement dated as of July 25, 2008 by and between XO Holdings, Inc., Arnos Corp., Barberry Corp., High River Limited Partnership and ACF Industries Holding Corp. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc.).
10.21	Registration Rights Agreement dated as of July 25, 2008 by and between XO Holdings, Inc., Arnos Corp., Barberry Corp., High River Limited Partnership and ACF Industries Holding Corp. (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).
10.22	Tax Allocation Agreement dated as of July 25, 2008 by and between XO Holdings, Inc. and Starfire Holding Corporation (incorporated by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).
10.23	Undertaking dated August 28, 2008 by Starfire Holding Corporation for the benefit of XO Holdings, Inc. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on August 29, 2008).
10.24	XO Holdings, Inc. 2008 Annual Executive Bonus Plan (incorporated by reference to exhibit 10.8 filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).(1)
10.25	Settlement Agreement and Mutual Release In re Allegiance Telecom, Inc. et al., Debtors, dated October 21, 2008 (incorporated by reference to exhibit 10.9 filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.26	XO Holdings, Inc. 2009 Executive Bonus Plan (incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Holdings, Inc. for the quarter ended March 31, 2009).(1)
10.27	Employment Agreement, dated as of January 5, 2009, by and between XO Holdings, Inc. and Daniel J. Wagner (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on January 20, 2009).(1)
10.28	Redacted version of Master Professional Services Agreement, executed April 31, 2009 and effective as of March 30, 2009, by and between XO Communications Services, Inc. on behalf of itself, its operating affiliates and subsidiaries and Thomas Cady (incorporated by reference to exhibit 10.3 filed with the Quarterly Report on Form 10-Q of XO Holdings, Inc. for the quarter ended June 30, 2009).(2)
14.1	XO Business Ethics (incorporated by reference to exhibit 14.1 filed with the Current Report on Form 8-K/A filed on May 2, 2006).
21.1	Subsidiaries of XO Holdings, Inc. (filed herewith).
23.1	Consent of Grant Thornton LLP (filed herewith).
23.2	Consent of KPMG LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(2)	Portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to the Registrants application requesting confidential treatment under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO HOLDINGS, INC.

March 31, 2010	/s/ Carl J. Grivner Carl J. Grivner President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 31, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Carl J. Grivner Carl J. Grivner	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Laura W. Thomas Laura W. Thomas	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Keith Meister Keith Meister	Director

/s/ Vincent J. Intrieri Vincent J. Intrieri	Director

/s/ Robert L. Knauss Robert L. Knauss	Director

/s/ David Schechter David Schechter	Director

XO Holdings, Inc.

Schedule II
Valuation and Qualifying Accounts
For The Years Ended December 31, 2009, 2008 and 2007
(in thousands)

		Additions
		Charged to	Charged to
	Beginning	Costs and	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance

Allowance for doubtful accounts
2007	$16,754	$18,166	$—	$(24,804)	$10,116
2008	$10,116	$13,271	$—	$(13,660)	$9,727
2009	$9,727	$12,891	$—	$(11,566)	$11,052

All other valuation accounts are omitted because the required information is shown in the Notes to our consolidated financial statements.