Form 10-Q
period 2010-03-31
XO HOLDINGS INC
filed 2010-05-17
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of common stock outstanding as of May 12, 2010 was 182,075,165.

XO HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XO Holdings, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$309,837	$363,159
Marketable securities	1,400	1,320
Accounts receivable, net of allowance for doubtful accounts of $10,657 and $11,052, respectively	133,311	153,745
Prepaid expenses and other current assets	33,017	29,248
Total current assets	477,565	547,472
Property and equipment, net	766,013	749,930
Intangible assets, net	45,233	45,233
Other assets	64,255	67,123
Total Assets	$1,353,066	$1,409,758
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$75,139	$77,344
Accrued liabilities	225,111	220,455
Total current liabilities	300,250	297,799
Deferred revenue, less current portion	82,125	82,400
Other liabilities	42,296	43,331
Total Liabilities	424,671	423,530
Class A convertible preferred stock	216,874	255,011
Class B convertible preferred stock	625,644	614,912
Class C perpetual preferred stock	230,075	223,958
Commitments and contingencies
Stockholders’ Deficit
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000 shares authorized; 182,075 shares issued and outstanding	844,262	864,282
Accumulated other comprehensive income	1,205	1,125
Accumulated deficit	(989,665)	(973,060)
Total Stockholders’ Deficit	(144,198)	(107,653)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$1,353,066	$1,409,758

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$369,549	$377,825
Costs and expenses
Cost of service (exclusive of depreciation and amortization)	208,475	220,004
Selling, general and administrative	130,634	129,964
Depreciation and amortization	44,867	43,396
Loss on disposal of assets	1,908	1,515
Total costs and expenses	385,884	394,879
Loss from operations	(16,335)	(17,054)
Interest income (expense), net	25	3,121
Investment gain, net	—	9,757
Net loss before income taxes	(16,310)	(4,176)
Income tax expense	(295)	(292)
Net loss	(16,605)	(4,468)
Preferred stock accretion	(20,155)	(19,508)
Net loss allocable to common shareholders	$(36,760)	$(23,976)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.20)	$(0.13)
Weighted average shares, basic and diluted	182,075	182,075

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(16,605)	$(4,468)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	44,867	43,396
Provision for doubtful accounts	4,115	3,278
Stock-based compensation	138	253
Gain from investments	—	(9,757)
Loss on disposal of assets	1,908	1,515
Changes in assets and liabilities
Accounts receivable	16,319	3,615
Other assets	(901)	(8,092)
Accounts payable	(913)	967
Accrued liabilities	4,567	1,946
Net cash provided by operating activities	53,495	32,653
INVESTING ACTIVITIES:
Capital expenditures	(64,188)	(40,314)
Proceeds from fixed asset sales	37	45
Proceeds from the sale of available-for-sale marketable securities	—	34,781
Net cash used in investing activities	(64,151)	(5,488)
FINANCING ACTIVITIES:
Redemption of preferred stock	(41,445)	—
Payments on capital leases	(1,221)	(274)
Net cash used in financing activities	(42,666)	(274)
Net increase (decrease) in cash and cash equivalents	(53,322)	26,891
Cash and cash equivalents, beginning of period	363,159	256,747
Cash and cash equivalents, end of period	$309,837	$283,638
SUPPLEMENTAL DATA:
Cash paid for interest	$364	$393
Cash paid for income taxes	$48	$58

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

b. Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual consolidated financial statements prepared according to U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, although the Company believes the disclosures are adequate to prevent the information presented from being misleading. As a result, the accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Operating results for any interim period are not necessarily indicative of results that may be expected for any subsequent interim period or for the year ended December 31, 2010.

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

c. Transaction Based Taxes and Other Surcharges

The Company records certain transaction based taxes and other surcharges on a gross basis. For the three months ended March 31, 2010 and 2009, revenue and expenses included taxes and surcharges of $3.1 million and $3.6 million, respectively.

d. Accounts Receivable

The Company’s principal concentration of credit risk is accounts receivable. Although the Company’s accounts receivable are geographically dispersed and include numerous customers in many different industries, the receivables from other telecommunications service providers represented 29% of our consolidated receivables as of March 31, 2010. XOH generally does not require collateral to secure its receivable balances.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

e. New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic) 605 — Multiple Deliverable Revenue Arrangements. The amendment addresses how revenue should be allocated to separate elements of a multiple deliverable revenue arrangement which could impact the timing of revenue recognition. The amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

e. Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(16,605)	$(4,468)
Other comprehensive income:
Net unrealized gain on investments	80	14,382
Comprehensive income (loss)	$(16,525)	$9,914

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of equity securities that are classified as available-for-sale and are stated at estimated fair value based upon available market information. The estimated fair values of our marketable securities are as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)
	At March 31, 2010	At December 31, 2009
Available-for-sale marketable equity securities	$1,400	$1,320

Unrealized gains and losses are computed on the basis of average cost and are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ deficit until realized. No marketable securities were sold during the quarter ended March 31, 2010.

Proceeds from the sales of marketable securities totaled $29.0 million for the three months ended March 31, 2009. The gross realized gains related to sales of marketable securities were $3.9 million for the three months ended March 31, 2009.

There were $1.2 million and $1.1 million in unrealized holding gains related to equity securities at March 31, 2010 and December 31, 2009, respectively. These unrealized gains were recorded on the Consolidated Balance Sheets as a separate component of stockholders’ deficit. The Company recognized net investment gains of $9.8 million for the three months ended March 31, 2009. The net investment gain for the three months ended March 31, 2009 resulted from $5.8 million of cash received from a distribution related to a legal matter regarding the Company’s holding of certain debt securities and $3.9 million from realized gains on the sale of debt securities.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Telecommunications networks and acquired bandwith	$1,414,774	$1,376,254
Furniture, fixtures, equipment and other	422,561	410,063
	1,837,335	1,786,317
Less: accumulated depreciation	(1,154,764)	(1,112,171)
	682,571	674,146
Construction-in-progress, parts and equipment	83,442	75,784
Property and equipment, net	$766,013	$749,930

Depreciation and amortization expense was $44.9 million and $43.4 million for the three months ended March 31, 2010 and 2009, respectively. Assets classified as construction-in-progress, parts and equipment are not being depreciated as they have not yet been placed in service. During the three months ended March 31, 2010 and 2009, the Company capitalized interest on construction costs of $0.3 million and $0.4 million, respectively.

5. REDEEMABLE PREFERRED STOCK

As of March 31, 2010, there were 200,000,000 authorized shares of redeemable preferred stock. The table below shows shares of preferred stock issued and outstanding:

	March 31, 2010	December 31, 2009
Class A convertible preferred stock	3,096,549	3,695,686
Class B convertible preferred stock	555,000	555,000
Class C perpetual preferred stock	225,000	225,000

On January 15, 2010, the Company redeemed and retired all 599,137 shares of Class A preferred stock held by entities unaffiliated with the Chairman for cash at a redemption price equal to 100% of the aggregate liquidation preference of $41.4 million as of such date. As of March 31, 2010, ACF Industries Holding Corp. (“ACF Holding”) was the holder of 100% of the remaining 3,096,549 shares of Class A preferred stock. In accordance with an agreement entered into between the Company and ACF Holding in 2009 extending until April 15, 2010 the date by which the Company would be required to redeem the shares of Class A preferred stock held by ACF Holding, on April 15, 2010, the Company redeemed and retired the outstanding shares of Class A preferred stock held by ACF Holding for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.4 million as of such date.

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

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. EARNINGS (LOSS) PER SHARE  – (continued)

The table below details the anti-dilutive items that were excluded in the computation of net loss per common share, diluted (in millions):

	Three Months Ended March 31,
	2010	2009
Stock options	7.4	8.8
Warrants	—	23.7
Class A preferred stock	46.6	57.1
Class B convertible preferred stock	412.4	388.1

7. INCOME TAXES

The provision for income taxes for the three months ended March 31, 2010 and 2009 of $0.3 million and $0.3 million, respectively, is for current taxes. The Company has a full valuation against its net deferred tax assets. The current provision for income taxes consists primarily of state taxes computed based on modified gross receipts or gross margin but designated as income tax by the FASB due to the various components of the calculation and interest on certain state income tax positions.

Open Tax Years

The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including California, New Jersey, Texas, and Virginia remain open for the tax years 2005 through 2009.

8. RELATED PARTY TRANSACTIONS

Various entities controlled by the Chairman of the Company’s Board of Directors and the Company’s majority stockholder (the “Chairman”) hold the following interests in the Company:

	At March 31, 2010	At December 31, 2009(1)
Outstanding Common Stock	Greater than 50%	Greater than 50%
Series A, B and C Warrants(2)	NA	Greater than 40%
Class A Convertible Preferred Stock(3)	100%	Greater than 80%
Class B Convertible Preferred Stock	100%	100%
Class C Perpetual Preferred Stock	100%	100%

(1)	As reported in the January 4, 2010 Form 4 for the Chairman and other parties to such joint filing, and the January 4, 2010, Amendment No. 23 to Schedule 13D filed by the Chairman and other parties to such joint filing.
(2)	The terms of the Company’s Series A, B and C Warrants provided that all such unexercised warrants expired on January 15, 2010.
(3)	The original terms of the Company’s Class A preferred stock required that by January 15, 2010, the Company would redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On January 15, 2010, the Company redeemed and retired all 599,137 shares of Class A preferred stock held by entities unaffiliated with the Chairman for cash at a redemption price equal to 100% of the aggregate liquidation preference of $41.4 million as of such date. As of March 31, 2010, ACF Holding was the holder of 100% of the remaining 3,096,549 shares of Class A preferred stock. In accordance with an agreement entered into between the Company and ACF Holding in 2009 extending until April 15, 2010 the date by which the Company would be required to redeem the shares of Class A preferred stock held

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. RELATED PARTY TRANSACTIONS  – (continued)

by ACF Holding, on April 15, 2010, the Company redeemed and retired the outstanding shares of Class A preferred stock held by ACF Holding for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.4 million as of such date.

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

Metro Nashville

The Metropolitan Government of Nashville and Davidson County, Tennessee (“Metro”) filed a complaint against XO Tennessee, Inc. (“XOT”), now XO Communications Services Inc., successor in interest to XOT, on March 1, 2002, before the Tennessee State Chancery Court for Davidson County, Tennessee. Metro sought declaratory judgment that, under Metro’s franchise ordinance and the franchise agreement executed by XOT’s predecessor, US Signal, on October 18, 1994, XOT (a) owed franchise fees in the amount of five percent of gross revenues from 1997 to current, and (b) was contractually obligated to allow Metro access and use of four dark fibers on XOT’s network. On February 28, 2003, XOT answered the complaint contending that the franchise fee and “dark fiber” compensation provisions violated Tennessee and federal law. XOT also filed a counterclaim seeking to recover all sums paid to Metro under the invalid ordinance and to recover the value of the free fiber that Metro has been using and continues to use without payment. In an amended complaint, Metro added an alternative basis for relief, namely legal or equitable relief up to its costs allocated to XOT for maintaining, managing, and owning the rights-of-way. Based on a study conducted by Metro (received by the Company in November 2006) and the length of the relevant period of this case, to date, Metro’s costs, as calculated by Metro for the relevant period and allocated by Metro to XOT, would likely exceed

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES  – (continued)

$20.0 million. On August 9, 2007, XOT filed a motion for judgment on the pleadings. On February 25, 2008, the court denied XOT’s motion. On March 26, 2008, XOT filed a request with the court seeking permission to file an interlocutory appeal of the court’s denial. On July 16, 2009, the court granted XOT’s Motion for Interlocutory Appeal. However, on October 27, 2009, the appellate court denied XOT’s petition for interlocutory appeal. The parties will coordinate the resumption of litigation with the trial court and are exploring settlement opportunities. However, on April 16, 2010, Metro filed a Motion for Judgment on the Pleadings. The effect of this case is not expected to be material to the Company’s financial position, results of operations, or cash flows.

Nashville Electric Service

On June 5, 2008, the Nashville Electric Service, part of Metro, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a fiber optics license agreement, commonly referred to as a “pole attachment” agreement previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in the Company’s fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either four percent of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid NES under the “gross revenue” provisions. The pole attachment expired in January of 2005, and NES has refused to renegotiate the terms for a new pole attachment agreement, and has attempted to treat the expired agreement as extending from month-to-month, although no such provisions exist in the pole attachment agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment, and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court (the US District Court, Middle District of Tennessee). On June 30, 2008, NES filed a motion to remand the case back to state court but that motion was denied by the Court. On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES’ poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. On January 7, 2009, the Court denied NES’ motion to dismiss. In July of 2009, the parties renewed settlement discussions. On January 27, 2010, the parties signed a settlement agreement. On May 7, 2010, the parties filed a joint motion to dismiss the case with prejudice.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES  – (continued)

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

R2 Derivative Litigation

On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York (New York County) naming individual members of the Company’s Board of Directors and certain entities controlled by Carl C. Icahn, the Chairman of the Company’s Board of Directors and majority shareholder, as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009, the Defendants filed a Motion to Dismiss the Complaint, which was denied on December 10, 2009. On April 23, 2010, the defendants filed an answer to the amended complaint. Discovery in this case is ongoing. The effect of this case on the Company, if any, is not known at this time.

Hillenmeyer Derivative Litigation

On July 21, 2009, an XOH shareholder, Don Hillenmeyer, filed under seal in the Delaware Court of Chancery a Complaint titled “Verified Derivative and Class Action Complaint.” On August 6, 2009, XOH filed a redacted version of the Complaint in the Chancery Court. The Complaint names as defendants individual members of the Company’s Board of Directors and ACF Holding, an entity controlled by Carl C. Icahn, the Chairman of our Board of Directors and majority shareholder, and names XOH as the nominal defendant. The Complaint challenges, among other things, ACF Holding’s then-recent proposal to acquire all of the outstanding XOH common shares which it does not already own, and alleges various breaches of fiduciary duties. The parties have entered into a Stipulation and Order Extending Time to Answer and agreed to stay proceeding with the case until Plaintiff filed an Amended Complaint. On December 15, 2009, based on plaintiff’s motion, the court entered an order dismissing that portion of the suit that sought to enjoin ACF Industries Holding Corp.’s July 9, 2009 proposal to acquire all of the shares of XO common stock that ACF and its affiliates did not already own. On January 7, 2010 the Defendants filed a motion to stay or dismiss the remaining portion of the suit in favor of the NY litigation (R-2 v. Icahn et al). On January 26, 2010, Plaintiff filed an Amended Complaint. On February 18, 2010, Defendants filed a supporting brief for its motion to dismiss. On March 26, 2010, plaintiff filed its answering brief to defendants’ motion to dismiss or stay. Defendants reply brief was filed on April 13, 2010. The effect of this case on the Company, if any, is not known at this time.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES  – (continued)

Other Contingencies

The Universal Service Administrative Company is in the process of auditing the Company’s compliance with universal service contribution reporting obligations in connection with services provided during 2007. The Company believes that it complied with applicable Federal Communications Commission rules in all material respects; however, an adverse audit determination could result in significant retroactive assessment of universal service fund contribution liability and associated interest, penalties, fines or forfeitures. An estimated loss, if any, associated with this ongoing audit is not known at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company uses the terms “we,” “us,” and “our,” to describe XOH and its subsidiaries within this Quarterly Report on Form 10-Q. This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. This discussion should be read in conjunction with our 2009 Annual Report and our condensed consolidated financial statements, including the notes thereto, appearing in Part 1, Item 1 of this Quarterly Report.

Cautionary Language Concerning Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “can,” “may,” “could” or other comparable words. Our forward-looking statements are based on currently available operational, financial and competitive information and management’s current expectations, estimates and projections. These forward-looking statements include:

•	expectations regarding revenue, expenses, capital expenditures and financial position in future periods;
•	our ability to broaden our customer reach and expand our market share;
•	pursuit of growth opportunities;
•	the potential need to obtain future financing; and
•	our ability to fund our business plan and pay our financial obligations.

Readers are cautioned that these forward-looking statements are only predictions and are subject to a number of both known and unknown risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results in future periods may differ materially from the future results, performance, and/or achievements expressed or implied in this document. These risks include any failure by us to:

•	generate funds from operations sufficient to meet our cash requirements and execute our business strategy;
•	prevail in our legal and regulatory proceedings;
•	increase the volume of traffic on our network;
•	realize benefits from our enterprise-wide transformation initiative; and
•	achieve and maintain market penetration and revenue levels given the highly competitive nature of the telecommunications industry.

For a detailed discussion of risk factors affecting our business and operations, see Item 1A, Risk Factors in our 2009 Annual Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

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

Total revenue for the first quarter of 2010 was $369.5 million, a decrease of $8.3 million, or 2%, compared to the same period last year. This decrease primarily resulted from targeted wholesale long-distance services price increases implemented to improve margins on selected routes.

On July 9, 2009, we purchased and retired 304,314 shares of our Class A preferred stock from entities unaffiliated with our Chairman at an aggregate purchase price of $18.4 million. On January 15, 2010, we redeemed and retired all remaining 599,137 shares of Class A preferred stock held by entities unaffiliated with our Chairman for cash at a redemption price equal to 100% of the aggregate liquidation preference of $41.4 million as of such date. As of March 31, 2010, ACF Holding was the holder of 100% of the remaining 3,096,549 shares of Class A preferred stock. In accordance with an agreement entered into between the Company and ACF Holding in 2009 extending until April 15, 2010 the date by which the Company would be required to redeem the shares of Class A preferred stock held by ACF Holding, on April 15, 2010, we redeemed and retired the outstanding shares of Class A preferred stock held by ACF Holding for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.4 million as of such date.

We believe that to remain competitive with much larger telecom and cable companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We believe that cash on hand and operating cash flow will be sufficient to finance our operational needs for at least the next 12 months. However, in order to maintain our competitive position, we intend to raise additional capital and continue to explore various alternatives to obtain additional capital. We continue to believe that these alternatives should not include an issuance of high yield debt because such an issuance would be deleterious to XOH for the following reasons: 1) the high cost of such debt would negatively affect our ability to compete in the current highly competitive telecommunications environment; and 2) the burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such environment. We believe that certain opportunities exist today in the highly competitive telecommunications industry that may not recur such as, but not limited to, the acquisition of other telecommunications service providers. For all the above reasons, we intend to seek to raise appropriate levels of capital in the near future.

In 2008, we commenced an enterprise-wide transformation initiative intended to enhance shareholder value through focusing on improving service delivery, accelerating revenue growth, and reducing operating costs. We expect continued realization of these initiatives throughout 2010 and beyond. In conjunction with this transformation initiative, we intend to continue to invest in new network infrastructure, develop new service offerings and continue expanding our customer base in high-growth markets.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, cost of service, allowance for uncollectible accounts, assessment of loss contingencies and property and equipment. For more information on critical accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2009 Annual Report. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

During the three months ended March 31, 2010, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.

Results of Operations

The following table contains certain data from our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
		% of Consolidated Revenue		% of Consolidated Revenue	Change
	2010		2009		Dollars	Percent
Revenue	$369,549	100%	$377,825	100%	$(8,276)	-2%
Costs and expenses:
Cost of service*	208,475	56%	220,004	59%	(11,529)	-5%
Selling, general and administrative	130,634	35%	129,964	35%	670	1%
Depreciation and amortization	44,867	12%	43,396	11%	1,471	3%
Loss on disposal of assets	1,908	1%	1,515	0%	393	26%
Total costs and expenses	385,884	104%	394,879	105%	(8,995)	-2%
Loss from operations	$(16,335)	-4%	$(17,054)	-5%	$(719)	-4%

*	exclusive of depreciation and amortization

Revenue

Total revenue for the three months ended March 31, 2010 decreased 2% compared to the three months ended March 31, 2009. For 2010, we still anticipate that our full year revenue will increase relative to 2009. Based on continued investments which leverage next-generation IP-based technologies, we expect revenue from Legacy/TDM services, as a percentage of our total revenue, will continue to decline throughout 2010 as our sales and marketing efforts continue to focus on next-generation IP-based solutions. The projections for 2010 will be sensitive to influences in a challenging macro-economic environment and regulatory climate changes.

Revenue was earned from services provided in the following categories (dollars in thousands):

	Three Months Ended March 31,
		% of Revenue		% of Revenue	Change
	2010		2009		Dollars	Percent
Broadband	$209,784	57%	$189,455	50%	$20,329	11%
Integrated/Voice	55,926	15%	73,747	20%	(17,821)	-24%
Legacy/TDM services	103,839	28%	114,623	30%	(10,784)	-9%
Total revenue	$369,549	100%	$377,825	100%	$(8,276)	-2%

Broadband.  During the three months ended March 31, 2010, we experienced continued growth in market demand for telecommunications services utilizing next generation Broadband technologies as evidenced by the 11% increase in revenue from our Broadband services compared to the year-ago period. This increase principally resulted from improvements in the IP VPN, IP Flex, Ethernet, and Dedicated Internet Access services, which increased $18.9 million, or 21%, compared to the year-ago period. The increases in IP VPN and Ethernet were driven by strong demand for secure, low-cost IP access and the increase in IP Flex was due to our continued focus to move customers from TDM-based solutions. Offsetting the improvements in Broadband revenue was a $3.5 million decline in wholesale Carrier VoIP termination due to targeted price increases implemented to improve margins on selected routes.

Integrated/Voice.  Integrated/Voice revenue decreased by $17.8 million, or 24%, during the three months ended March 31, 2010, compared to the year-ago period. This category contains more mature bundled data and voice offerings as well as traditional Carrier Long Distance Termination (CLDT). In addition to the continuing demand shift from older integrated voice and data offerings to Broadband-enabled solutions, CLDT decreased by $4.6 million compared to the year-ago period. The decline in CLDT was also due to targeted price increases implemented to improve margins on selected routes.

Legacy/TDM Services.  For the three months ended March 31, 2010, revenue from our Legacy/TDM services category decreased compared to the three months ended March 31, 2009 due primarily to declines in our legacy voice products including retail long distance usage. Our Legacy/TDM services comprise approximately one-third of our installed customer base and generate a considerable percentage of our revenue. We believe certain Legacy/TDM services are an important part of our overall service mix; however, we expect revenue from Legacy/TDM services to decline as a percentage of our total revenue during 2010 as our sales and marketing efforts continue to primarily focus on next-generation Broadband solutions.

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

The following table summarizes our cost of service by component (dollars in thousands):

	Three Months Ended March 31,
		% of Revenue		% of Revenue	Change
	2010		2009		Dollars	Percent
Telecommunications services	$144,992	39%	$158,888	43%	$(13,896)	-9%
Network operations	49,481	13%	49,389	13%	92	0%
Pass-through taxes	14,002	4%	11,727	3%	2,275	19%
Total cost of services	$208,475	56%	$220,004	59%	$(11,529)	-5%

The COS decrease for the three months ended March 31, 2010 compared to the same period in 2009 was mainly due to the decrease in telecommunications services costs in both dollars and as a percentage of total revenue. The primary factors that contributed to the period over period decrease were $11.1 million of incremental cost savings achieved through planned network optimization projects completed as of March 31, 2010, a $9.0 million incremental decrease in the volume of wholesale long distance usage costs, and a $5.8 million decline in the cost of terminating wholesale long distance usage as a result of traffic terminating to lower cost locations. These decreases were partially offset by an $8.2 million growth in sales of our IP and data service lines. Additionally, we recognized a $4.1 million less cost benefit from net changes in dispute balances and other accrued liabilities, relative to the year-ago period. Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include rehoming circuits to the nearest network POP, hubbing circuits onto the same transport facility, moving network facilities to lower cost providers, disconnection of capacity from third party providers which is no longer required and other similar actions which vary in type, size and duration.

Pass-through taxes increased by 19% for the three months ended March 31, 2010, compared to the year-ago period due to an increase in pass-through tax rates.

While we continue to undertake initiatives and actions to reduce the cost of providing service to our customers, we expect the cost savings from network optimization projects to decline in 2010 compared to 2009. Overall, excluding the effects of future dispute settlements, if any, we expect our cost of service as a percentage of revenue for 2010 will remain relatively consistent with 2009.

Selling, General and Administrative

Selling, general and administrative expense (“SG&A”) increased by $0.7 million during the three months ended March 31, 2010 compared to the year-ago period. This increase was primarily due to changes in employee benefit programs. We plan on continuing to invest in the resources and infrastructure necessary to help grow and support our business units during 2010 while continuing to realize cost savings. Our goal during 2010 is to decrease SG&A as a percentage of revenue through implementation of company-wide expense reduction measures.

Interest Income (Expense), net

Interest income, net for the three months ended March 31, 2009 primarily relates to interest earned on debt securities of approximately $3.9 million and capitalized interest of $0.4 million. These amounts were partially offset by imputed interest under our capital lease agreements and interest on various accruals. As of December 31, 2009, all debt securities were sold; therefore no interest was earned related to these securities during the three months ended March 31, 2010.

Investment Gain, Net

Investment gain, net for the three months ended March 31, 2009 was related primarily to $5.8 million of cash received from a distribution related to a legal matter regarding our holding of certain debt securities. In addition, we recorded investment gain of $3.9 million from the sale of available-for-sale debt securities.

Capital Expenditures

Three Months Ended March 31,	Dollars	% of Revenue
	(in thousands)
2010	$64,188	17%
2009	$40,314	11%

Capital expenditures increased for the three months ended March 31, 2010 compared to the year-ago period due to our continued investments made to enhance and expand our current fiber network. We plan to spend between $135.0 million and $165.0 million on additional capital expenditures during the remainder of 2010 for continued investment in our networks and Ethernet and Broadband services, expansion into new markets and continuation of our transformation initiative.

Liquidity and Capital Resources

Our primary capital needs are to finance the cost of operations, to acquire capital assets in support of our operations and to take advantage of opportunities to enhance our competitive position. We believe that to remain competitive with much larger telecommunications service providers, we will require significant additional capital expenditures to enhance and operate our fiber network. We believe that cash on hand and operating cash flow will be sufficient to finance our operational cash needs for at least the next twelve months. However, in order to maintain our competitive position, we intend to raise additional capital and continue to explore various alternatives to obtain additional capital. We continue to believe that these alternatives should not include an issuance of high yield debt because such an issuance would be deleterious to XOH for the following reasons: 1) the high cost of such debt would negatively affect our ability to compete in the current highly competitive telecommunications environment; and 2) the burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such an environment. We believe that certain opportunities exist today in the highly competitive telecommunications industry that may not recur such as, but not limited to, the acquisition of other telecommunications service providers. For all the above reasons, we intend to seek to raise appropriate levels of capital in the near future.

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

On July 9, 2009, we purchased and retired 304,314 shares of our Class A preferred stock from entities unaffiliated with our Chairman at an aggregate purchase price of approximately $18.4 million. On January 15, 2010, we redeemed and retired all 599,137 shares of Class A preferred stock held by entities unaffiliated with our Chairman for cash at a redemption price equal to 100% of the aggregate liquidation preference of $41.4 million as of such date. As of March 31, 2010, ACF Holding was the holder of 100% of the remaining 3,096,549 shares of Class A preferred stock. In accordance with the agreement with ACF Holding extending the redemption date for the ACF Holding Shares, on April 15, 2010, we redeemed and retired the ACF Holding Shares for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.4 million as of such date.

Cash Flow

As of March 31, 2010, our balance of cash and cash equivalents was $309.8 million, a decrease of $53.3 million from December 31, 2009. The primary reason for this decrease was redemption of 599,137 shares of Class A preferred stock on January 15, 2010 for an aggregate redemption price of $41.4 million. We invested all of our cash provided by operations in strategic, growth-related capital expenditure investments to grow revenue through enhancing our next generation broadband network. As part of plans to grow our business, during the first quarter of 2010 we continued the investments in our long-haul fiber optic network, customer driven collocation sites and Ethernet and Broadband services. We expect our growth-related capital expenditures will continue to outpace our cash inflows from operations during 2010.

The following table summarizes the components of our cash flows for the three months ended March 31 (in thousands):

	2010	2009
Cash provided by operating activities	$53,495	$32,653
Cash used in investing activities	$(64,151)	$(5,488)
Cash used in financing activities	$(42,666)	$(274)

Operating Activities.  The increase in cash provided by operating activities for the three months ended March 31, 2010 compared to the same period in 2009 was related primarily to the $20.6 million improvement in working capital cash flow.

Investing Activities.  The $58.7 million increase in cash used in investing activities was primarily due to the $34.8 million period-over-period decline in proceeds from the sale of available-for-sale marketable securities. The marketable securities balance at March 31, 2010 was $1.4 million. Therefore, investment gains comparable to those recognized in 2009 are not anticipated for 2010. Also contributing to the increase in cash used in investing activities was a $23.9 million increase in capital expenditures. We plan to spend between $135.0 million and $165.0 million on additional capital expenditures during 2010 for continued investment in our networks and Ethernet and Broadband services, expansion into new markets and continuation of our transformation initiative. Without these expenditures, we believe it would be difficult to continue to effectively compete against the ever increasing pressures from the other telecommunications service providers.

Financing Activities.  The primary use of cash for financing activities for the three months ended March 31, 2010 was the purchase and retirement of a portion of our Class A preferred stock for $41.4 million. In addition, payments on our capital leases were $1.2 million for the three months ended March 31, 2010.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) — Multiple Deliverable Revenue Arrangements. The amendment addresses how revenue should be allocated to separate elements of a multiple deliverable revenue arrangement which could impact the timing of revenue recognition. The amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

Regulatory

For additional information regarding the regulatory matters affecting our business, see “Regulatory” subheading in Item 1, Business of our 2009 Annual Report. Other than as discussed below, during the three months ended March 31, 2010, there was no new material activity related to regulatory matters.

Additional Federal Regulations

Verizon and Qwest Petitions for Forbearance from Unbundling Requirements.  On September 6, 2006 and on April 27, 2007, pursuant to section 10 of the Communications Act of 1934, as amended (the “Communications Act”), the regulated, wholly owned subsidiaries of Verizon Communications, Inc. (collectively “Verizon”) and Qwest Corporation (“Qwest”), respectively, filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations. Verizon sought relief in six markets: Boston; New York; Pittsburgh; Philadelphia; Providence; RI and Virginia Beach, VA. Qwest’s request included relief in four markets: Denver; Minneapolis; Phoenix and Seattle. On December 4, 2007, the Federal Communications Commission (“FCC”), in a unanimous decision, found that the current evidence of competition does not satisfy the section 10 forbearance standard with respect to any of Verizon’s requests. Accordingly, the Commission denied the requested relief in all six MSAs. On January 14, 2008, Verizon filed an appeal in the United States Court of Appeals for the DC Circuit (“DC Circuit”). On July 25, 2008, in a unanimous decision, the FCC adopted a Memorandum Opinion and Order denying Qwest’s four petitions in their entirety. On July 29, 2008, Qwest filed an appeal of the FCC’s decision with the United States Court of Appeals for the DC Circuit. We intervened in the appeals of the FCC’s decisions in the Verizon and Qwest Forbearance cases in support of the FCC. On June 19, 2009, the DC Circuit ruled on Verizon’s appeal, remanding to the FCC a very limited question regarding how the FCC reached its rejection of the forbearance petitions — but not overturning the actual decision. While the Qwest appeal is still pending in the DC Circuit, on July 17, 2009, the FCC asked the DC Circuit to remand the pending Qwest appeal back to the FCC so that the issues in the Qwest forbearance case can be decided simultaneously with the remand of the Verizon forbearance case. In addition, on March 24, 2009, Qwest re-filed its petition for forbearance for the Phoenix market, citing greater intermodal competition since July 25, 2008 when the FCC rejected Qwest’s first petition for forbearance for the Phoenix market. The FCC asked interested parties to file comments and reply on both the Verizon and Qwest remand docket as well as the Qwest re-filed Phoenix petition by September 21, 2009 and October 21, 2009, respectively. On April 15, 2010, the FCC released a Public Notice in the Qwest re-filed Phoenix docket asking parties to comment on a market share based test to analyze whether forbearance should be granted. It is not possible to predict the outcome of, or potential effect upon, our operations of the pending Verizon and Qwest remand docket or Qwest’s re-filed forbearance petition for the Phoenix market.

Additional State and Local Regulation

XOCS Complaints Against Verizon.  On April 18, 2008, XO Communications Services, Inc. (“XOCS”) an indirect subsidiary of XOH, filed a formal complaint against Verizon Pennsylvania Inc. before the Pennsylvania Public Utilities Commission. In the Pennsylvania complaint, XOCS claimed that Verizon was erroneously, and in violation of its tariffs, assessing switched access dedicated tandem trunk port charges on local interconnection trunks used to jointly provide switched access services to third party interexchange carriers. In Pennsylvania, evidentiary hearings have been held, and briefs have been submitted. The Pennsylvania Commission has not issued a final decision in this matter. However, in an almost identical complaint filed by One Communications (“One”) and CTC Communications (“CTC”) against Verizon regarding dedicated tandem trunk port charges on local interconnection trunks, the Pennsylvania PUC on January 28, 2010 adopted the administrative law judge’s initial decision, which orders Verizon to discontinue the imposition of the disputed charges on One and CTC and orders Verizon to reimburse One and CTC for all dedicated tandem trunk port charges on local interconnection trunks previously paid by these entities. On December 14, 2009, XOCS filed a formal complaint against Verizon New Jersey before the New Jersey Board of Public Utilities (the “BPU”). On April, 29, 2010, XOCS filed a notice of voluntary withdrawal to dismiss XOCS’ complaint against Verizon New Jersey. The outcome of the XOCS complaint proceeding in Pennsylvania is not known at this time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risks during the three months ended March 31, 2010. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required financial disclosures.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nashville Electric Service

On June 5, 2008, the Nashville Electric Service, part of Metropolitan Government of Nashville, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a fiber optics license agreement, commonly referred to as a “pole attachment” agreement, previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in our fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either four percent of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid to NES under the “gross revenue” provisions. The pole attachment expired in January of 2005, and NES has refused to renegotiate the terms of the pole attachment agreement, and has attempted to treat the agreement as extending from month-to-month, although no such provisions exist in the pole attachment agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment, and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court (the US District Court, Middle District of Tennessee). On June 30, 2008, NES filed a motion to remand the case back to state court but that motion was denied by the Court. On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES’ poles and conduit, in violation of the Communications Act, the US and Tennessee Constitutions (unconstitutional taking), and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. On January 7, 2009, the Court denied NES’ motion to dismiss. In July of 2009, the parties renewed settlement discussions. On January 27, 2010, the parties signed a settlement agreement. On May 7, 2010, the parties filed a joint motion to dismiss the case with prejudice.

R2 Derivative Litigation

On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York (New York County) naming individual members of the Company’s Board of Directors and certain entities controlled by Carl C. Icahn, the Chairman of the Company’s Board of Directors and majority shareholder, as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009 the Defendants filed a Motion to Dismiss the Complaint, which was denied on December 10, 2009. On April 23, 2010, defendants filed an answer to the complaint. Discovery in this case is ongoing. The effect of this case on the Company, if any, is not known at this time.

Hillenmeyer Derivative Litigation

On July 21, 2009, an XOH shareholder, Don Hillenmeyer, filed under seal in the Delaware Court of Chancery a Complaint titled “Verified Derivative and Class Action Complaint.” On August 6, 2009, XOH filed a redacted version of the Complaint in the Chancery Court. The Complaint names as defendants individual members of the Company’s Board of Directors and ACF Industries Holding Corp. (“ACF Holding”), an entity controlled by Carl C. Icahn, the Chairman of our Board of Directors and majority shareholder, and names XOH as the nominal defendant. The Complaint challenges, among other things, ACF Holding’s then-recent proposal to acquire all of the outstanding XOH common shares which it does not already own, and alleges various breaches of fiduciary duties. The parties have entered into a Stipulation and Order Extending Time to Answer and agreed to stay proceeding with the case until Plaintiff filed an Amended Complaint. On December 15, 2009, based on plaintiff’s motion, the court entered an order dismissing that portion of the suit that sought to enjoin ACF Holding’s July 9, 2009 proposal to acquire all of the shares of XO common stock that ACF Holding and its affiliates did not already own. On January 7, 2010 the Defendants filed a motion to stay or dismiss the remaining portion of the suit in favor of the NY litigation (R-2 v. Icahn et al). On January 26, 2010, Plaintiff filed an Amended Complaint. On February 18, 2010, Defendants filed a supporting brief for its motion to dismiss. On March 26, 2010, plaintiff filed its answering brief to defendants’ motion to dismiss or stay. Defendants reply brief was filed on April 13, 2010. The effect of this case on the Company, if any, is not known at this time.

Item 1A. Risk Factors

A description of the risks associated with our business and operations is set forth in Part I, Item 1A Risk Factors of our 2009 Annual Report. There have been no material changes in our risks from such description.

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

Date: May 17, 2010	XO HOLDINGS, INC.
By: /s/ Laura W. Thomas Laura W. Thomas Senior Vice President and Chief Financial Officer (Principal Financial Officer)