Form 10-Q
period 2010-06-30
XO HOLDINGS INC
filed 2010-08-16
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15-(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of August 3, 2010 was 182,075,165.

XO HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XO Holdings, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$66,640	$363,159
Marketable securities	1,300	1,320
Accounts receivable, net of allowance for doubtful accounts of $7,944 and $11,052, respectively	138,497	153,745
Prepaid expenses and other current assets	33,046	29,248
Total current assets	239,483	547,472
Property and equipment, net	780,853	749,930
Intangible assets, net	45,233	45,233
Other assets	63,409	67,123
Total Assets	$1,128,978	$1,409,758
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$81,189	$77,344
Accrued liabilities	215,491	220,455
Total current liabilities	296,680	297,799
Deferred revenue, less current portion	80,645	82,400
Other liabilities	41,871	43,331
Total Liabilities	419,196	423,530
Class A convertible preferred stock	—	255,011
Class B convertible preferred stock	636,565	614,912
Class C perpetual preferred stock	236,338	223,958
Commitments and contingencies
Stockholders’ Deficit
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000 shares authorized; 182,075 shares issued and outstanding	826,629	864,282
Accumulated other comprehensive income	1,105	1,125
Accumulated deficit	(990,855)	(973,060)
Total Stockholders’ Deficit	(163,121)	(107,653)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$1,128,978	$1,409,758

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$383,646	$385,624	$753,196	$763,448
Costs and expenses
Cost of service (exclusive of depreciation and amortization)	218,867	229,565	427,342	449,569
Selling, general and administrative	124,416	119,122	255,049	249,085
Depreciation and amortization	45,304	42,910	90,172	86,306
Impairment of LMDS licenses	—	8,282	—	8,282
Loss on disposal of assets	1,213	2,562	3,121	4,077
Total costs and expenses	389,800	402,441	775,684	797,319
Loss from operations	(6,154)	(16,817)	(22,488)	(33,871)
Interest income (expense), net	(103)	3,079	(80)	6,200
Investment gain, net	5,374	8,262	5,374	18,020
Net loss before income taxes	(883)	(5,476)	(17,194)	(9,651)
Income tax expense	(306)	(518)	(601)	(810)
Net loss	(1,189)	(5,994)	(17,795)	(10,461)
Preferred stock accretion	(17,725)	(19,874)	(37,880)	(39,383)
Net loss allocable to common shareholders	$(18,914)	$(25,868)	$(55,675)	$(49,844)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.10)	$(0.14)	$(0.31)	$(0.27)
Weighted average shares, basic and diluted	182,075	182,075	182,075	182,075

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(17,795)	$(10,461)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	90,172	86,306
Provision for doubtful accounts	5,479	8,449
Stock-based compensation	230	421
Gain from investments	(5,374)	(18,020)
Impairment of LMDS licenses	—	8,282
Loss on disposal of assets	3,121	4,077
Changes in assets and liabilities
Accounts receivable	9,770	5,052
Other assets	(84)	(11,636)
Accounts payable	1,276	(1,069)
Accrued liabilities	(5,807)	(9,967)
Net cash provided by operating activities	80,988	61,434
INVESTING ACTIVITIES:
Capital expenditures	(121,764)	(91,720)
Proceeds from fixed asset sales	117	150
Proceeds from the sale of available-for-sale marketable securities	5,374	57,238
Net cash used in investing activities	(116,273)	(34,332)
FINANCING ACTIVITIES:
Redemption of preferred stock	(258,861)	—
Payments on capital leases	(2,373)	(1,964)
Net cash used in financing activities	(261,234)	(1,964)
Net increase (decrease) in cash and cash equivalents	(296,519)	25,138
Cash and cash equivalents, beginning of period	363,159	256,747
Cash and cash equivalents, end of period	$66,640	$281,885
SUPPLEMENTAL DATA:
Cash paid for interest	$662	$695
Cash paid for income taxes	$1,013	$993

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

c. Transaction-Based Taxes and Other Surcharges

The Company records certain transaction-based taxes and other surcharges on a gross basis. For the three months ended June 30, 2010 and 2009, revenue and expenses included taxes and surcharges of $3.2 million and $3.4 million, respectively. For the six months ended June 30, 2010 and 2009, revenue and expenses included taxes and surcharges of $6.3 million and $6.9 million, respectively.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

d. Accounts Receivable

The Company’s principal concentration of credit risk is accounts receivable. Although the Company’s accounts receivable are geographically dispersed and include numerous customers in many different industries, the receivables from other telecommunications service providers represented 30% of our consolidated receivables as of June 30, 2010. XOH generally does not require collateral to secure its receivable balances.

2. COMPREHENSIVE LOSS

Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(1,189)	$(5,994)	$(17,795)	$(10,461)
Other comprehensive income:
Net unrealized gain (loss) on investments	(100)	22,817	(20)	37,199
Comprehensive income (loss)	$(1,289)	$16,823	$(17,815)	$26,738

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of equity securities that are classified as available-for-sale and are stated at estimated fair value based upon available market information. The estimated fair values of our marketable securities are as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)
	At June 30, 2010	At December 31, 2009
Available-for-sale marketable equity securities	$1,300	$1,320

Unrealized gains and losses are computed on the basis of average cost and are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ deficit until realized. There were $1.1 million in unrealized holding gains related to equity securities at both June 30, 2010 and December 31, 2009. These unrealized gains were recorded on the Consolidated Balance Sheets as a separate component of stockholders’ deficit.

No marketable securities were sold during the three or six months ended June 30, 2010. For the three and six months ended June 30, 2009, proceeds from sales of marketable securities totaled $22.0 million and $51.4 million, respectively. The amount of gains reclassified out of accumulated other comprehensive income into earnings for the three and six months ended June 30, 2009 were $4.6 million and $5.5 million, respectively.

The Company recognized net investment gains of $5.4 million for both the three and six months ended June 30, 2010. This gain resulted from the $5.4 million distribution related to a legal matter regarding the Company’s holding of certain debt securities. The Company recognized net investment gains of $8.3 million and $18.0 million for the three and six months ended June 30, 2009, respectively. The net investment gain for the three months ended June 30, 2009 primarily resulted from $7.8 million of realized gains from the sale of available-for-sale securities. For the six months ended June 30, 2009, net investment gains principally resulted

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. MARKETABLE SECURITIES  – (continued)

from $11.7 million of realized gains from the sale of available-for-sale marketable securities and the receipt of a $5.8 million distribution related to a legal matter regarding the Company’s holding of certain debt securities.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Telecommunications networks and acquired bandwith	$1,443,832	$1,376,254
Furniture, fixtures, equipment and other	434,198	410,063
	1,878,030	1,786,317
Less: accumulated depreciation	(1,199,921)	(1,112,171)
	678,109	674,146
Construction-in-progress, parts and equipment	102,744	75,784
Property and equipment, net	$780,853	$749,930

Depreciation and amortization expense was $45.3 million and $42.9 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, depreciation and amortization expense was $90.2 million and $86.3 million, respectively. Assets classified as construction-in-progress, parts and equipment are not being depreciated as they have not yet been placed in service. During the three months ended June 30, 2010 and 2009, the Company capitalized interest on construction costs of $0.3 million and $0.4 million, respectively. During the six months ended June 30, 2010 and 2009, the Company capitalized interest on construction costs of $0.6 million and $0.9 million, respectively.

5. REDEEMABLE PREFERRED STOCK

As of June 30, 2010, there were 200,000,000 authorized shares of redeemable preferred stock. The table below shows shares of preferred stock issued and outstanding:

	June 30, 2010	December 31, 2009
Class A convertible preferred stock	—	3,695,686
Class B convertible preferred stock	555,000	555,000
Class C perpetual preferred stock	225,000	225,000

The terms of the Company’s Class A preferred stock provided that on January 15, 2010, the Company would redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Holding Corp. (“ACF Holding”), an affiliate of the Company’s Chairman and majority shareholder, agreed to extend the date on which the Company would be required to redeem the shares of Class A preferred stock held by ACF Holding (the “ACF Holding Shares”) from January 15, 2010 to a date no later than April 15, 2010. The extension did not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares.

On July 9, 2009, the Company purchased and retired 304,314 shares of Class A preferred stock from entities unaffiliated with the Chairman at an aggregate purchase price of approximately $18.4 million. On January 15, 2010, the Company redeemed and retired all 599,137 shares of Class A preferred stock held by entities unaffiliated with the Chairman for cash at a redemption price equal to 100% of the aggregate liquidation preference of $41.4 million as of such date. On April 15, 2010, the Company redeemed and retired the remaining 3,096,549 ACF Holding Shares for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.5 million as of such date. As of June 30, 2010, there were no shares of Class A preferred stock outstanding.

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

The table below details the anti-dilutive items that were excluded in the computation of net loss per common share, diluted for the three and six months ended June 30, (in millions):

	2010	2009
Stock options	7.2	8.2
Warrants	—	23.7
Class A convertible preferred stock	—	58.0
Class B convertible preferred stock	423.3	394.9

7. INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 2010 of $0.3 million and $0.6 million, respectively, and $0.5 million and $0.8 million, respectively, for the three and six months ended June 30, 2009, are for current taxes. The Company has a full valuation against its operating loss and net deferred tax assets. The current provision for income taxes consists primarily of state taxes computed based on modified gross receipts or gross margin but designated as income tax by the Financial Accounting Standards Board due to the various components of the calculation and interest on certain state income tax positions.

Open Tax Years

The statutes of limitation for the Company’s U.S. federal income tax return and the Commonwealth of Virginia state income tax return remain open for tax years 2006 through 2009 and certain other state income tax returns where the Company has a large presence, including California, New Jersey, and Texas, remain open for the tax years 2005 through 2009.

8. RELATED PARTY TRANSACTIONS

Various entities controlled by the Chairman of the Company’s Board of Directors and the Company’s majority stockholder (the “Chairman”) hold the following interests in the Company:

	At June 30, 2010(1)	At December 31, 2009(2)
Outstanding Common Stock	Greater than 50%	Greater than 50%
Series A, B and C Warrants(3)	NA	Greater than 40%
Class A convertible preferred stock(4)	—	Greater than 80%
Class B convertible preferred stock	100%	100%
Class C perpetual preferred stock	100%	100%

(1)	As reported in the July 1, 2010 Form 4 for the Chairman and other parties to such joint filing, and the July 1, 2010 Amendment No. 25 to Schedule 13D filed by the Chairman and other parties to such joint filing.
(2)	As reported in the January 4, 2010 Form 4 for the Chairman and other parties to such joint filing, and the January 4, 2010, Amendment No. 23 to Schedule 13D filed by the Chairman and other parties to such joint filing.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. RELATED PARTY TRANSACTIONS  – (continued)

(3)	The terms of the Company’s Series A, B and C Warrants provided that all such unexercised warrants expired on January 15, 2010.
(4)	The original terms of the Company’s Class A preferred stock required that by January 15, 2010, the Company would redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Holding Corp. (“ACF Holding”), an affiliate of the Chairman, agreed to extend the date on which the Company would be required to redeem the shares of Class A preferred stock held by ACF Holding (the “ACF Holding Shares”) from January 15, 2010 to a date no later than April 15, 2010. The extension did not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares. Accordingly, on January 15, 2010, the Company redeemed all 599,137 shares of Class A preferred stock held by entities unaffiliated with the Chairman at an aggregate purchase price of approximately $41.4 million. On April 15, 2010, the Company redeemed the outstanding shares of Class A preferred stock held by ACF Holding for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.5 million as of such date. As of June 30, 2010, there were no shares of Class A preferred stock outstanding.

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

Metro Nashville

The Metropolitan Government of Nashville and Davidson County, Tennessee (“Metro”) filed a complaint against XO Tennessee, Inc. (“XOT”), now XO Communications Services Inc., successor in interest to XOT, on March 1, 2002, before the Tennessee State Chancery Court for Davidson County, Tennessee. Metro sought

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES  – (continued)

declaratory judgment that, under Metro’s franchise ordinance and the franchise agreement executed by XOT’s predecessor, US Signal, on October 18, 1994, XOT (a) owed franchise fees in the amount of five percent of gross revenues from 1997 to current, and (b) was contractually obligated to allow Metro access and use of four dark fibers on XOT’s network. On February 28, 2003, XOT answered the complaint contending that the franchise fee and “dark fiber” compensation provisions violated Tennessee and federal law. XOT also filed a counterclaim seeking to recover all sums paid to Metro under the invalid ordinance and to recover the value of the free fiber that Metro has been using and continues to use without payment. In an amended complaint, Metro added an alternative basis for relief, namely legal or equitable relief up to its costs allocated to XOT for maintaining, managing, and owning the rights-of-way. Based on a study conducted by Metro (received by the Company in November 2006) and the length of the relevant period of this case, to date, Metro’s costs, as calculated by Metro for the relevant period and allocated by Metro to XOT, would likely exceed $20.0 million. On August 9, 2007, XOT filed a motion for judgment on the pleadings. On February 25, 2008, the court denied XOT’s motion. On March 26, 2008, XOT filed a request with the court seeking permission to file an interlocutory appeal of the court’s denial. On July 16, 2009, the court granted XOT’s Motion for Interlocutory Appeal. However, on October 27, 2009, the appellate court denied XOT’s petition for interlocutory appeal. The parties will coordinate the resumption of litigation with the trial court and are exploring settlement opportunities. On July 30, 2010, the court denied Metro’s April 2010 motion for judgment on the pleadings. The effect of this case is not expected to be material to the Company’s financial position, results of operations, or cash flows.

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

R2 Derivative Litigation

On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York (New York County) naming individual members of the Company’s Board of Directors and certain entities controlled by Carl C. Icahn, the Chairman of the Company’s Board of Directors and majority shareholder, as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009, the Defendants filed a Motion to Dismiss the Complaint, which was denied on December 10, 2009. On April 23, 2010, the defendants filed an answer to the amended complaint. On May 10, 2010, the defendants filed a summary judgment motion. Discovery in this case is ongoing. The effect of this case on the Company, if any, is not known at this time.

Hillenmeyer Derivative Litigation

On July 21, 2009, an XOH shareholder, Don Hillenmeyer, filed under seal in the Delaware Court of Chancery a Complaint titled “Verified Derivative and Class Action Complaint.” On August 6, 2009, XOH filed a

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES  – (continued)

redacted version of the Complaint in the Chancery Court. The Complaint names as defendants individual members of the Company’s Board of Directors and ACF Holding, an entity controlled by Carl C. Icahn, the Chairman of our Board of Directors and majority shareholder, and names XOH as the nominal defendant. The Complaint challenges, among other things, ACF Holding’s then-recent proposal to acquire all of the outstanding XOH common shares which it does not already own, and alleges various breaches of fiduciary duties. The parties have entered into a Stipulation and Order Extending Time to Answer and agreed to stay proceeding with the case until Plaintiff filed an Amended Complaint. On December 15, 2009, based on plaintiff’s motion, the court entered an order dismissing that portion of the suit that sought to enjoin ACF Industries Holding Corp.’s July 9, 2009 proposal to acquire all of the shares of XO common stock that ACF and its affiliates did not already own. On January 7, 2010 the Defendants filed a motion to stay or dismiss the remaining portion of the suit in favor of the NY litigation (R-2 v. Icahn et al). On January 26, 2010, Plaintiff filed an Amended Complaint. On February 18, 2010, Defendants filed a supporting brief for its motion to dismiss. On March 26, 2010, plaintiff filed its answering brief to defendants’ motion to dismiss or stay. Defendants reply brief was filed on April 13, 2010. On May 28, 2010, the court dismissed the case without prejudice.

Zheng Derivative Class Action Litigation

On or about June 3, 2010, Youlu Zheng filed a class action complaint in the Supreme Court of the State of New York, County of New York alleging that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The plaintiffs request that the court rescind the July 2008 financing transaction, award compensatory damages to the class of plaintiffs, award the plaintiff expenses, costs and attorneys’ fees, and impose a constructive trust in favor of the plaintiff and the class upon benefits improperly received by the defendants. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

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

Executive Summary

We are a leading nationwide facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to large enterprises, medium and small business, government customers, telecommunications carriers and service providers, and internet content providers. The items we believe differentiate us from the competition include our nationwide high-capacity network, advanced IP and converged communications services, broadband wireless capabilities, and a responsive, customer-focused orientation. We offer customers a broad range of managed voice, data and IP services in more than 80 metropolitan markets across the United States. While we, like other wireline telecommunications services providers, continue to face short term challenges, we continue to remain bullish on the long term potential for the Company.

Total revenue for the six months ended June 30, 2010 was $753.2 million, a decrease of $10.3 million, or 1%, compared to the same period last year. This decrease primarily resulted from targeted wholesale long-distance services price increases implemented to improve margins on selected routes.

On July 9, 2009, we purchased and retired 304,314 shares of our Class A preferred stock from entities unaffiliated with our Chairman at an aggregate purchase price of $18.4 million. On January 15, 2010, we redeemed and retired all remaining 599,137 shares of Class A preferred stock held by entities unaffiliated with our Chairman for cash at a redemption price equal to 100% of the aggregate liquidation preference of $41.4 million as of such date. As of March 31, 2010, ACF Holding, an affiliate of our Chairman, was the holder of 100% of the remaining 3,096,549 shares of Class A preferred stock. On April 15, 2010, we redeemed and retired the outstanding shares of Class A preferred stock held by ACF Holding for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.5 million as of such date. As of June 30, 2010, there were no shares of Class A preferred stock outstanding.

In 2008, after an extensive review of our business and operations with the assistance of outside advisers, we commenced an enterprise-wide “transformation plan” intended to enhance shareholder value through focusing on improving service delivery, accelerating Broadband revenue growth, and reducing our operating costs. In conjunction with this implementation, we have invested in new network infrastructure and have sought to develop new service offerings and to expand our customer base in high-growth markets. While this “transformation plan” has required, and will continue to require, significant capital expenditures, we continue to believe that it is the optimal, and perhaps the only, way for us to remain competitive in the long term with much larger telecommunications and cable companies. In this regard, we will continue to require significant capital expenditures to enhance, maintain and operate our fiber network. We also believe in the current economic environment and the highly competitive telecommunications industry, certain opportunities may exist today that may not recur such as, but not limited to, the acquisition of other telecommunications services providers. For all the above reasons, we intend to seek to raise appropriate levels of capital in the near future.

We continue to explore various alternatives to obtain additional capital. While we intend to explore every alternative, including high yield debt, we continue to believe, based on past experience, that an issuance of high yield debt would be deleterious to XOH for the following reasons: 1) the high cost of such debt would negatively affect our ability to compete in the current highly competitive telecommunications environment; and 2) the burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such environment.

Based on our current level of operations, we believe that cash flow from operations as well as cash on hand will enable us to meet our working capital and other obligations for at least the next 12 months. However, we believe that additional capital is necessary to continue to implement our “transformation plan” and also give us the resources to take advantage of opportunities which may arise for strategic growth. Our ability to fund our capital needs depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. Heretofore, we have not generated sufficient free cash flows to allow us to continue to fully fund our “transformation plan” or to pursue other strategic opportunities.

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

During the three months ended June 30, 2010, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.

Results of Operations

The following table contains certain data from our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2010	% of Consolidated Revenue	2009	% of Consolidated Revenue	Change
					Dollars	Percent
Revenue	$383,646	100%	$385,624	100%	$(1,978)	-1%
Costs and expenses:
Cost of service*	218,867	57%	229,565	60%	(10,698)	-5%
Selling, general and administrative	124,416	32%	119,122	30%	5,294	4%
Depreciation and amortization	45,304	13%	42,910	11%	2,394	6%
Impairment of LMDS licenses	—	0%	8,282	2%	(8,282)	-100%
Loss on disposal of assets	1,213	0%	2,562	1%	(1,349)	-53%
Total costs and expenses	389,800	102%	402,441	104%	(12,641)	-3%
Loss from operations	$(6,154)	-2%	$(16,817)	-4%	$(10,663)	-63%

	Six Months Ended June 30,
	2010	% of Consolidated Revenue	2009	% of Consolidated Revenue	Change
					Dollars	Percent
Revenue	$753,196	100%	$763,448	100%	$(10,252)	-1%
Costs and expenses:
Cost of service*	427,342	57%	449,569	59%	(22,227)	-5%
Selling, general and administrative	255,049	34%	249,085	32%	5,964	2%
Depreciation and amortization	90,172	12%	86,306	11%	3,866	4%
Impairment of LMDS licenses	—	0%	8,282	1%	(8,282)	-100%
Loss on disposal of assets	3,121	0%	4,077	1%	(956)	-23%
Total costs and expenses	775,684	103%	797,319	104%	(21,635)	-3%
Loss from operations	$(22,488)	-3%	$(33,871)	-4%	$(11,383)	-34%

*	exclusive of depreciation and amortization

Revenue

Total revenue decreased by 1% for both the three and six months ended June 30, 2010. For 2010, we anticipate that our full year revenue will remain consistent relative to 2009. Based on continued investments which leverage next-generation IP-based technologies, we expect revenue from Legacy/TDM services, as a percentage of our total revenue, will continue to decline throughout 2010 as our sales and marketing efforts continue to focus on next-generation IP-based solutions. The projections for 2010 will be sensitive to influences in a challenging macro-economic environment and regulatory climate changes.

Revenue was earned from services provided in the following categories (dollars in thousands):

	Three Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Change
					Dollars	Percent
Broadband	$219,963	57%	$195,361	51%	$24,602	13%
Integrated/Voice	56,800	15%	74,533	19%	(17,733)	-24%
Legacy/TDM services	106,883	28%	115,730	30%	(8,847)	-8%
Total revenue	$383,646	100%	$385,624	100%	$(1,978)	-1%

Broadband.  During the three months ended June 30, 2010, we experienced continued growth in market demand for telecommunications services utilizing next generation Broadband technologies as evidenced by the 13% increase in revenue from our Broadband services compared to the year-ago period. This increase principally resulted from improvements in the IP VPN, IP Flex, Ethernet, Dedicated Private Line, and Dedicated Internet Access services, which collectively increased $24.4 million, or 15%, compared to the year-ago period. Growth in private line is attributable to continued benefit from previous augments to XO’s long haul transport network. The increases in IP VPN and Ethernet were driven by strong demand for secure, low-cost IP access. The increase in IP Flex was due to continued market demand shift away from TDM-based solutions. Offsetting the improvements in Broadband revenue was a $2.5 million decline in wholesale Carrier VoIP origination and termination due to targeted price increases implemented to improve margins on selected routes.

Integrated/Voice.  Integrated/Voice revenue decreased by $17.7 million, or 24%, during the three months ended June 30, 2010, compared to the year-ago period. This category contains more mature bundled data and voice offerings as well as traditional Carrier Long Distance Termination (CLDT). In addition to the continuing demand shift from older integrated voice and data offerings to Broadband-enabled solutions, CLDT decreased by $4.2 million compared to the year-ago period. The decline in CLDT was also due to targeted price increases implemented to improve margins on selected routes.

Legacy/TDM Services.  For the three months ended June 30, 2010, revenue from our Legacy/TDM services category decreased compared to the three months ended June 30, 2009 due primarily to declines in our legacy voice products including retail long distance usage. Our Legacy/TDM services comprise approximately one-third of our installed customer base and generate a considerable percentage of our revenue.

	Six Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Change
					Dollars	Percent
Broadband	$429,748	57%	$384,727	51%	$45,021	12%
Integrated/Voice	112,726	15%	147,289	19%	(34,563)	-23%
Legacy/TDM services	210,722	28%	231,432	30%	(20,710)	-9%
Total revenue	$753,196	100%	$763,448	100%	$(10,252)	-1%

Broadband.  During the six months ended June 30, 2010, revenue from our Broadband services increased 12% compared to the year-ago period primarily due to increased revenue from our IP VPN, IP Flex, Dedicated Private Line, Ethernet, and DIA services. Revenue from these services increased by $45.2 million compared to the year-ago period. Growth in private line is attributable to continued benefit from previous augments to XO’s long haul transport network. The increases in IP VPN and Ethernet were driven by strong demand for secure, low-cost IP access. The increase in IP Flex was due to continued market demand shift away from TDM-based solutions. Offsetting the improvements in Broadband revenue was a $5.9 million decline in wholesale Carrier VoIP origination and termination due to targeted price increases implemented to improve margins on selected routes.

Integrated/Voice.  Integrated/Voice revenue decreased by $34.6 million, or 23%, during the six months ended June 30, 2010, compared to the year-ago period. Integrate/Voice revenue decreased due principally to the decrease in traditional TDM-based integrated solutions as part of the demand shift from XOptions to Broadband-enabled solutions. Also adding to the decline was an $8.7 million, or 18%, decrease in CLDT revenue for the six months ended June 30, 2010 compared to the year-ago period due to targeted price increases implemented to improve margins on selected routes.

Legacy/TDM Services.  For the six months ended June 30, 2010, revenue from our Legacy/TDM services category decreased compared to the six months ended June 30, 2009 due primarily to the $20.7 million, or 9%, decline in our legacy voice products. We believe certain Legacy/TDM services are an important part of our overall service mix; however, we expect revenue from Legacy/TDM services to decline as a percentage of our total revenue during 2010 as our sales and marketing efforts continue to primarily focus on next-generation Broadband solutions.

Cost of Service

Our cost of service (“COS”) includes telecommunications services costs, network operations costs and pass-through taxes. Telecommunication services costs include expenses directly associated with providing services to customers, such as the cost of connecting customers to our network via leased facilities, leasing components of network facilities and interconnect access and transport services paid to third-party service providers. Network operations includes costs related to network repairs and maintenance, costs to maintain rights-of-way and building access facilities, and certain functional costs related to engineering, network, system delivery, field operations and service delivery. Pass-through taxes are taxes we are assessed related to selling our services which we pass through to our customers. COS excludes depreciation and amortization expense.

The following table summarizes our COS by component (dollars in thousands):

	Three Months Ended June 30,				Change
	2010	% of Revenue	2009	% of Revenue	Dollars	Percent
Telecommunications services	$157,137	41%	$165,990	43%	$(8,853)	-5%
Network operations	48,599	13%	49,766	13%	(1,167)	-2%
Pass-through taxes	13,131	3%	13,809	4%	(678)	-5%
Total cost of services	$218,867	57%	$229,565	60%	$(10,698)	-5%

The COS decrease for the three months ended June 30, 2010 compared to the same period in 2009 was mainly due to the decrease in telecommunications services costs in both dollars and as a percentage of total revenue. The primary factors that contributed to the period over period decrease were $10.3 million of incremental cost savings achieved through planned network optimization projects completed as of June 30, 2010 and a $20.1 million decline in the cost of terminating wholesale long distance usage as a result of traffic terminating to lower cost locations. These decreases were partially offset by an $8.0 million incremental increase in the volume of wholesale long distance usage costs, and an $8.9 million growth in sales of our IP and data service lines. Additionally, we recognized a $4.6 million decrease in cost benefit from net changes in dispute balances and other accrued liabilities, relative to the year-ago period. Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include rehoming circuits to the nearest network POP, hubbing circuits onto the same transport facility, moving network facilities to lower cost providers, disconnecting capacity from third party providers which is no longer required and other similar actions which vary in type, size and duration.

Pass-through taxes decreased by 5% for the three months ended June 30, 2010. This decrease resulted from a reduction in certain regulatory fees, partially offset by an increase in pass-through tax rates.

	Six Months Ended June 30,				Change
	2010	% of Revenue	2009	% of Revenue	Dollars	Percent
Telecommunications services	$302,129	40%	$324,229	43%	$(22,100)	-7%
Network operations	98,080	13%	99,804	13%	(1,724)	-2%
Pass-through taxes	27,133	4%	25,536	3%	1,597	6%
Total cost of services	$427,342	57%	$449,569	59%	$(22,227)	-5%

The telecommunications services decrease for the six months ended June 30, 2010 compared to the same period in 2009 was due primarily to $43.2 million of incremental cost savings achieved through planned network optimization projects completed as of June 30, 2010 and a $28.7 million decline in the cost of terminating wholesale long distance usage as a result of traffic terminating to lower cost locations. These decreases were partially offset by $36.8 million of growth in sales of our Broadband service lines and the $1.5 million incremental increase in the volume of wholesale long distance usage costs. Additionally, during 2010, we recognized an $8.5 million decrease in cost benefit related to net changes in dispute balances and other accrued liabilities, relative to the year-ago period.

Pass-through taxes increased by 6% for the six months ended June 30, 2010 compared to the year-ago period due to an increase in pass-through tax rates, partially offset by a reduction in certain regulatory fees.

While we continue to undertake initiatives and actions to reduce the cost of providing service to our customers, we expect the cost savings from network optimization projects to decline in 2010 compared to 2009. Overall, excluding the effects of future dispute settlements, if any, we expect our cost of service as a percentage of revenue for 2010 will remain relatively consistent with 2009.

Selling, General and Administrative

For the three months ended June 30, 2010, SG&A increased by $5.3 million compared to the same period in 2009. In addition, for the six months ended June 30, 2010, SG&A increased by $6.0 million compared to the same period in 2009. The respective increases were primarily due to changes in employee benefit programs, partially offset by a decline in bad debt expense due to improved collections experience.

We plan on continuing to invest in the resources and infrastructure necessary to help grow and support our business units during 2010 while continuing to realize cost savings. Our goal during 2010 is to decrease SG&A as a percentage of revenue through continuation of company-wide expense reduction measures.

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

Interest Income (Expense), net

Interest income, net for the three months ended June 30, 2009 primarily relates to interest earned on debt securities of approximately $3.6 million and capitalized interest of $0.4 million. These amounts were partially offset by imputed interest under our capital lease.

Interest income, net for the six months ended June 30, 2009 primarily relates to interest earned on debt securities of approximately $7.5 million and capitalized interest of $0.9 million. These amounts were partially offset by imputed interest under our capital lease. As of December 31, 2009, we sold all of our investments in debt securities; therefore, no interest was earned related to these securities during the three and six months ended June 30, 2010.

Investment Gain, Net

We recognized net investment gains of $5.4 million for both the three and six months ended June 30, 2010. This gain resulted from the receipt of a $5.4 million distribution related to a legal matter regarding our holding of certain debt securities.

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

Capital Expenditures

Six Months Ended June 30,	Dollars	% of Revenue
	(in thousands)
2010	$121,764	16%
2009	$91,720	12%

Capital expenditures increased for the six months ended June 30, 2010 compared to the year-ago period due to increased investment in customer based capital to drive future revenue growth, as well as increased capital investment intended to improve network efficiency. We plan to spend between $80.0 million and $100.0 million on additional capital expenditures during the remainder of 2010 for continued investment in our networks and Ethernet and Broadband services, expansion into new markets and continuation of our transformation initiative.

Liquidity and Capital Resources

In 2008, after an extensive review of our business and operations with the assistance of outside advisers, we commenced an enterprise-wide “transformation plan” intended to enhance shareholder value through focusing on improving service delivery, accelerating Broadband revenue growth, and reducing our operating costs. In conjunction with this implementation, we have invested in new network infrastructure and have sought to develop new service offerings and to expand our customer base in high-growth markets. While this “transformation plan” has required, and will continue to require, significant capital expenditures, we continue to believe that it is the optimal, and perhaps the only, way for us to remain competitive in the long term with much larger telecommunications and cable companies. In this regard, we will continue to require significant capital expenditures to enhance, maintain and operate our fiber network. We also believe in the current economic environment and the highly competitive telecommunications industry, certain opportunities may exist today that may not recur such as, but not limited to, the acquisition of other telecommunications services providers. For all the above reasons, we intend to seek to raise appropriate levels of capital in the near future.

We continue to explore various alternatives to obtain additional capital. While we intend to explore every alternative, including high yield debt, we continue to believe, based on past experience, that an issuance of high yield debt would be deleterious to XOH for the following reasons: 1) the high cost of such debt would negatively affect our ability to compete in the current highly competitive telecommunications environment; and 2) the burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such environment.

Based on our current level of operations, we believe that cash flow from operations as well as cash on hand will enable us to meet our working capital and other obligations for at least the next 12 months. However, we believe that additional capital is necessary to continue to implement our “transformation plan” and also give us resources to take advantage of opportunities which may arise for strategic growth. Our ability to fund our capital needs depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. Heretofore, we have not generated sufficient free cash flows to allow us to continue to fully fund our “transformation plan” or to pursue other strategic opportunities.

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

On July 9, 2009, we purchased and retired 304,314 shares of our Class A preferred stock from entities unaffiliated with our Chairman at an aggregate purchase price of approximately $18.4 million. On January 15, 2010, we redeemed and retired all 599,137 shares of Class A preferred stock held by entities unaffiliated with our Chairman for cash at a redemption price equal to 100% of the aggregate liquidation preference of $41.4 million as of such date. In accordance with the agreement with ACF Holding extending the redemption date for the ACF Holding Shares, on April 15, 2010, we redeemed and retired the remaining 3,096,549 ACF Holding Shares for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.5 million as of such date. As of June 30, 2010, there were no shares of Class A preferrred stock outstanding.

Cash Flow

As of June 30, 2010, our balance of cash and cash equivalents was $66.6 million, a decrease of $296.5 million from December 31, 2009. The primary reason for this decrease was redemption of 599,137 shares of Class A preferred stock on January 15, 2010 for an aggregate redemption price of $41.4 million and the redemption of 3,096,549 shares of Class A preferred stock on April 15, 2010 for an aggregate redemption price of $217.5 million. We invested all of our cash provided by operations in strategic, growth-related capital expenditure investments to grow revenue through enhancing our next generation broadband network. As part of plans to grow our business, during the first half of 2010 we continued the investments in our long-haul fiber optic network as well as our Ethernet and Broadband services. We expect our growth-related capital expenditures will continue to outpace our cash inflows from operations during 2010.

The following table summarizes the components of our cash flows for the six months ended June 30 (in thousands):

	2010	2009
Cash provided by operating activities	$80,988	$61,434
Cash used in investing activities	$(116,273)	$(34,332)
Cash used in financing activities	$(261,234)	$(1,964)

Operating Activities.  The increase in cash provided by operating activities for the six months ended June 30, 2010 compared to the same period in 2009 was related primarily to the $22.8 million improvement in working capital cash flow.

Investing Activities.  The $81.9 million increase in cash used in investing activities was primarily due to the $51.9 million period-over-period decline in proceeds from the sale of available-for-sale marketable securities. The marketable securities balance at June 30, 2010 was $1.3 million. Therefore, investment gains comparable to those recognized in 2009 are not anticipated for 2010. Also contributing to the increase in cash used in investing activities was a $30.0 million increase in capital expenditures. We plan to spend between $80.0 million and $100.0 million on additional capital expenditures during the remainder of 2010 for continued investment in our networks and Ethernet and Broadband services, expansion into new markets and continuation of our transformation initiative. Without these expenditures, we believe it would be difficult to continue to effectively compete against the ever increasing pressures from the other telecommunications service providers.

Financing Activities.  The primary use of cash for financing activities for the six months ended June 30, 2010 was the purchase and retirement of all remaining shares of our Class A preferred stock for $258.9 million.

Regulatory

For additional information regarding the regulatory matters affecting our business, see “Regulatory” subheading in Item 1, Business of our 2009 Annual Report. Other than as discussed below, during the three months ended June 30, 2010, there was no new material activity related to regulatory matters.

Additional Federal Regulations

Verizon and Qwest Petitions for Forbearance from Unbundling Requirements.  On September 6, 2006 and on April 27, 2007, pursuant to section 10 of the Communications Act of 1934, as amended (the “Communications Act”), the regulated, wholly owned subsidiaries of Verizon Communications, Inc. (collectively “Verizon”) and Qwest Corporation (“Qwest”), respectively, filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations. Verizon sought relief in six markets: Boston; New York; Pittsburgh; Philadelphia; Providence, RI and Virginia Beach, VA. Qwest’s request included relief in four markets: Denver; Minneapolis; Phoenix and Seattle. On December 4, 2007, the Federal Communications Commission (“FCC”), in a unanimous decision, found that the current evidence of competition does not satisfy the section 10 forbearance standard with respect to any of Verizon’s requests. Accordingly, the Commission denied the requested relief in all six MSAs. On January 14, 2008, Verizon filed an appeal in the United States Court of Appeals for the DC Circuit (“DC Circuit”). On July 25, 2008, in a unanimous decision, the FCC adopted a Memorandum Opinion and Order denying Qwest’s four petitions in their entirety. On July 29, 2008, Qwest filed an appeal of the FCC’s decision with the United States Court of Appeals for the DC Circuit. We intervened in the appeals of the FCC’s decisions in the Verizon and Qwest Forbearance cases in support of the FCC. On June 19, 2009, the DC Circuit ruled on Verizon’s appeal, remanding to the FCC a very limited question regarding how the FCC reached its rejection of the forbearance petitions – but not overturning the actual decision. While the Qwest appeal is still pending in the DC Circuit, on July 17, 2009, the FCC asked the DC Circuit to remand the pending Qwest appeal back to the FCC so that the issues in the Qwest forbearance case can be decided simultaneously with the remand of the Verizon forbearance case. In addition, on March 24, 2009, Qwest re-filed its petition for forbearance for the Phoenix market, citing greater intermodal competition since July 25, 2008 when the FCC rejected Qwest’s first petition for forbearance for the Phoenix market. The FCC asked interested parties to file comments and reply on both the Verizon and Qwest remand docket as well as the Qwest re-filed Phoenix petition by September 21, 2009 and October 21, 2009, respectively. On April 15, 2010, the FCC released a Public Notice in the Qwest re-filed Phoenix docket asking parties to comment on a market share based test to analyze whether forbearance should be granted. On June 22, 2010, the FCC released an order denying Qwest’s re-filed request for forbearance in the Phoenix market and adopted a market share-based test for analysis of forbearance decisions relevant to unbundled network elements. The FCC concluded Qwest had failed to demonstrate forbearance was warranted pursuant to this analysis. On July 30, 2010, Qwest filed a petition for review of the FCC’s decision in the Phoenix docket with the United State Court of Appeals for the 10th Circuit. It is not possible to predict the outcome of, or potential effect upon, our operations of Qwest’s appeal of the FCC’s decision in the Phoenix docket or of the pending Verizon and Qwest remand docket.

Additional State and Local Regulation

XOCS Complaints Against Verizon.  On April 18, 2008, XO Communications Services, Inc. (“XOCS”) an indirect subsidiary of XOH, filed a formal complaint against Verizon Pennsylvania Inc. before the Pennsylvania Public Utilities Commission. In the Pennsylvania complaint, XOCS claimed that Verizon was erroneously, and in violation of its tariffs, assessing switched access dedicated tandem trunk port charges on local interconnection trunks used to jointly provide switched access services to third party interexchange carriers. In Pennsylvania, evidentiary hearings have been held, and briefs have been submitted. On June 26, 2010, the administrative law judge’s recommended decision was issued in which he determined that Verizon acted illegally by imposing dedicated tandem port charges for local interconnection trunks on XO and any other CLEC which elected to subtend Verizon’s access tandem switch for the transmission and routing of long distance traffic. Additionally, the administrative law judge found XO (as well as any other similarly situated CLEC) is entitled to a refund with interest at the legal rate from the date each payment was made. On July 14, 2010 Verizon filed Exceptions in which Verizon stated that it did not object to the substantive conclusions of the recommended decision resolving XO’s complaint. XO filed Reply Exceptions on July 26, 2010. The Pennsylvania Commission will issue a final decision in this matter at a later date. As such, the final outcome of the XOCS complaint proceeding in Pennsylvania is not known at this time.

On December 14, 2009, XOCS filed a formal complaint against Verizon New Jersey before the New Jersey Board of Public Utilities (the “BPU”). On April, 29, 2010, XOCS filed a notice of voluntary withdrawal to dismiss XOCS’ complaint against Verizon New Jersey. The notice of voluntary withdrawal was the final action in the docket and ends the complaint.

Qwest Complaints Against XO.  On June 24, 2008, Qwest Communications Corporation (“QCC”) filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Utilities Commission of the State of Colorado. On August 1, 2008, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Utilities Commission for the State of California. On July 2, 2009, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Service Commission for the State of New York. On December 11, 2009, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Service Commission of the State of Florida. In the complaints, QCC claimed that XOCS and the other telecommunications providers violated state statutes and regulations and, in certain cases the provider’s respective tariffs, subjecting QCC to unjust and unreasonable rate discrimination in connection with the provision of intrastate access services. On August 1, 2008, September 22, 2008, August 27, 2009 and January 29, 2010, XOCS filed its answers to the Colorado, California, New York and Florida complaints, respectively, denying QCC’s claims and setting forth affirmative defenses. On August 1, 2010 the California Public Utilities Commission issued a decision dismissing Qwest’s complaint against XO and numerous other telecommunications providers. Qwest can file a petition for rehearing within 30 days of issuance of the decision. It is not known at this time whether Qwest will seek rehearing of the California decision, and the likely outcomes of the proceedings pending before the commissions in Colorado, New York and Florida are not known at this time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risks during the three months ended June 30, 2010. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

R2 Derivative Litigation

On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York (New York County) naming individual members of the Company’s Board of Directors and certain entities controlled by Carl C. Icahn, the Chairman of the Company’s Board of Directors and majority shareholder, as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009 the Defendants filed a Motion to Dismiss the Complaint, which was denied on December 10, 2009. On April 23, 2010, defendants filed an answer to the complaint. On May 10, 2010, the defendants filed a summary judgment motion. Discovery in this case is ongoing. The effect of this case on the Company, if any, is not known at this time.

Hillenmeyer Derivative Litigation

On July 21, 2009, an XOH shareholder, Don Hillenmeyer, filed under seal in the Delaware Court of Chancery a Complaint titled “Verified Derivative and Class Action Complaint.” On August 6, 2009, XOH filed a redacted version of the Complaint in the Chancery Court. The Complaint names as defendants individual members of the Company’s Board of Directors and ACF Industries Holding Corp. (“ACF Holding”), an entity controlled by Carl C. Icahn, the Chairman of our Board of Directors and majority shareholder, and names XOH as the nominal defendant. The Complaint challenges, among other things, ACF Holding’s then-recent proposal to acquire all of the outstanding XOH common shares which it does not already own, and alleges various breaches of fiduciary duties. The parties have entered into a Stipulation and Order Extending Time to Answer and agreed to stay proceeding with the case until Plaintiff filed an Amended Complaint. On December 15, 2009, based on plaintiff’s motion, the court entered an order dismissing that portion of the suit that sought to enjoin ACF Holding’s July 9, 2009 proposal to acquire all of the shares of XO common stock that ACF Holding and its affiliates did not already own. On January 7, 2010 the Defendants filed a motion to stay or dismiss the remaining portion of the suit in favor of the NY litigation (R-2 v. Icahn et al). On January 26, 2010, Plaintiff filed an Amended Complaint. On February 18, 2010, Defendants filed a supporting brief for its motion to dismiss. On May 28, 2010 the Court dismissed the case without prejudice.

Zheng Derivative Class Action Litigation

On or about June 3, 2010, Youlu Zheng filed a class action complaint in the Supreme Court of the State of New York, County of New York alleging that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The plaintiffs request that the court rescind the July 2008 financing transaction, award compensatory damages to the class of plaintiffs, award the plaintiff expenses, costs and attorneys’ fees, and impose a constructive trust in favor of the plaintiff and the class upon benefits improperly received by the defendants. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Item 1A. Risk Factors

A description of the risks associated with our business and operations is set forth in Part I, Item 1A Risk Factors of our 2009 Annual Report. There have been no material changes in our risks from such description.

Item 5. Other Information

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (incorporated herein by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
3.3	Bylaws of XO Holdings, Inc. (incorporated herein by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
10.1	XO Holdings, Inc. 2010 Annual Executive Bonus Plan (filed herewith)
22.1	Submission of Matters to a Vote of Security Holders (incorporated herein by reference to the Current Report on Form 8-K of XO Holdings, Inc., filed on June 22, 2010)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010	XO HOLDINGS, INC.
By: /s/ Laura W. Thomas Laura W. Thomas Senior Vice President and Chief Financial Officer (Principal Financial Officer)