Form 10-Q
period 2010-09-30
XO HOLDINGS INC
filed 2010-11-15
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock outstanding as of November 11, 2010 was 182,075,165.

XO HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XO Holdings, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$49,272	$363,159
Marketable securities	375	1,320
Accounts receivable, net of allowance for doubtful accounts of $7,390 and $11,052, respectively	143,889	153,745
Prepaid expenses and other current assets	28,536	29,248
Total current assets	222,072	547,472
Property and equipment, net	814,876	749,930
Intangible assets, net	45,233	45,233
Other assets	62,559	67,123
Total Assets	$1,144,740	$1,409,758
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$89,306	$77,344
Accrued liabilities	195,845	220,455
Total current liabilities	285,151	297,799
Deferred revenue, less current portion	78,774	82,400
Other liabilities	59,477	43,331
Total Liabilities	423,402	423,530
Class A convertible preferred stock	—	255,011
Class B convertible preferred stock	647,676	614,912
Class C perpetual preferred stock	242,749	223,958
Commitments and contingencies
Stockholders’ Deficit
Warrants, common stock and additional paid in capital:
par value $0.01 per share, 1,000,000 shares authorized; 182,075 shares issued and outstanding	809,163	864,282
Accumulated other comprehensive income	180	1,125
Accumulated deficit	(978,430)	(973,060)
Total Stockholders’ Deficit	(169,087)	(107,653)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$1,144,740	$1,409,758

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$385,701	$382,000	$1,138,897	$1,145,448
Costs and expenses
Cost of service (exclusive of depreciation and amortization)	218,345	217,712	645,687	667,281
Selling, general and administrative	106,601	120,331	361,650	369,418
Depreciation and amortization	46,016	43,288	136,188	129,593
Impairment of LMDS licenses	—	—	—	8,282
Loss on disposal of assets	830	912	3,952	4,989
Total costs and expenses	371,792	382,243	1,147,477	1,179,563
Income (loss) from operations	13,909	(243)	(8,580)	(34,115)
Interest income (expense), net	(1,202)	3,556	(1,283)	9,756
Investment gain, net	—	16,271	5,376	34,291
Net income (loss) before income taxes	12,707	19,584	(4,487)	9,932
Income tax expense	(282)	(552)	(883)	(1,362)
Net income (loss)	12,425	19,032	(5,370)	8,570
Preferred stock accretion	(17,523)	(19,942)	(55,402)	(59,325)
Net loss allocable to common shareholders	$(5,098)	$(910)	$(60,772)	$(50,755)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.03)	$(0.00)	$(0.33)	$(0.28)
Weighted average shares, basic and diluted	182,075	182,075	182,075	182,075

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$(5,370)	$8,570
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	136,188	129,593
Provision for doubtful accounts	8,659	9,759
Stock-based compensation	287	549
Gain from investments	(5,376)	(34,291)
Impairment of LMDS licenses	—	8,282
Loss on disposal of assets	3,952	4,989
Changes in assets and liabilities
Accounts receivable	1,199	(26,728)
Other assets	5,275	(32,428)
Accounts payable	(21,458)	(705)
Accrued liabilities	(8,470)	12,080
Net cash provided by operating activities	114,886	79,670
INVESTING ACTIVITIES:
Capital expenditures	(171,824)	(148,899)
Proceeds from fixed asset sales	158	307
Proceeds from the sale of available-for-sale marketable securities	5,376	97,323
Net cash used in investing activities	(166,290)	(51,269)
FINANCING ACTIVITIES:
Redemption of preferred stock	(258,861)	(18,411)
Payments on capital leases	(3,622)	(3,461)
Net cash used in financing activities	(262,483)	(21,872)
Net increase (decrease) in cash and cash equivalents	(313,887)	6,529
Cash and cash equivalents, beginning of period	363,159	256,747
Cash and cash equivalents, end of period	$49,272	$263,276
SUPPLEMENTAL DATA:
Cash paid for interest	$1,591	$1,121
Cash paid for income taxes	$1,045	$1,044

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

c. Transaction-Based Taxes and Other Surcharges

The Company records certain transaction-based taxes and other surcharges on a gross basis. Revenue and expenses included taxes and surcharges of $3.2 million for both the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, revenue and expenses included taxes and surcharges of $9.6 million and $10.2 million, respectively.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

d. Accounts Receivable

The Company’s principal concentration of credit risk is accounts receivable. Although the Company’s accounts receivable are geographically dispersed and include numerous customers in many different industries, the receivables from other telecommunications service providers represented 27% of our consolidated receivables as of September 30, 2010. XOH generally does not require collateral to secure its receivable balances.

2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the Company’s net income (loss), as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$12,425	$19,032	$(5,370)	$8,570
Other comprehensive income:
Net unrealized gain (loss) on investments	(925)	5,913	(945)	48,649
Investment loss reclassified into earnings	—	(12,500)	—	(18,037)
Comprehensive income (loss)	$11,500	$12,445	$(6,315)	$39,182

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of equity securities that are classified as available-for-sale and are stated at estimated fair value based upon available market information. The estimated fair values of our marketable securities are as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)
	At September 30, 2010	At December 31, 2009
Available-for-sale marketable equity securities	$375	$1,320

Unrealized gains and losses are computed on the basis of average cost and are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ deficit until realized. There were $0.2 million and $1.1 million in unrealized holding gains related to equity securities at September 30, 2010 and December 31, 2009, respectively. These unrealized gains were recorded on the Consolidated Balance Sheets as a separate component of stockholders’ deficit.

No marketable securities were sold during the three or nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, proceeds from sales of marketable securities totaled $40.1 million and $97.3 million, respectively. The amount of gains reclassified out of accumulated other comprehensive income into earnings for the three and nine months ended September 30, 2009 were $12.5 million and $18.0 million, respectively.

The Company recognized net investment gains of $5.4 million during the nine months ended September 30, 2010. This gain resulted from a distribution related to a legal matter regarding the Company’s holding of certain debt securities. No investment gains were recognized during the three months ended September 30, 2010. The Company recognized net investment gains of $16.3 million and $34.3 million for the three and nine months ended September 30, 2009, respectively. The net investment gain for the three months ended September 30, 2009 primarily resulted from realized gains from the sale of available-for-sale securities. For

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. MARKETABLE SECURITIES  – (continued)

the nine months ended September 30, 2009, net investment gains principally resulted from $28.0 million of realized gains from the sale of available-for-sale marketable securities and the receipt of a $5.8 million distribution related to a legal matter regarding the Company’s holding of certain debt securities.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Telecommunications networks and acquired bandwidth	$1,523,082	$1,376,254
Furniture, fixtures, equipment and other	438,864	410,063
	1,961,946	1,786,317
Less: accumulated depreciation	(1,240,752)	(1,112,171)
	721,194	674,146
Construction-in-progress, parts and equipment	93,682	75,784
Property and equipment, net	$814,876	$749,930

Depreciation and amortization expense was $46.0 million and $43.3 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, depreciation and amortization expense was $136.2 million and $129.6 million, respectively. Assets classified as construction-in-progress, parts and equipment are not being depreciated as they have not yet been placed in service. During the three months ended September 30, 2010 and 2009, the Company capitalized interest on construction costs of $0.7 million and $0.4 million, respectively. During the nine months ended September 30, 2010 and 2009, the Company capitalized interest on construction costs of $1.4 million and $1.3 million, respectively.

5. REDEEMABLE PREFERRED STOCK

As of September 30, 2010, there were 200,000,000 authorized shares of redeemable preferred stock. The table below shows shares of preferred stock issued and outstanding:

	September 30, 2010	December 31, 2009
Class A convertible preferred stock	—	3,695,686
Class B convertible preferred stock	555,000	555,000
Class C perpetual preferred stock	225,000	225,000

The terms of the Company’s Class A preferred stock provided that on January 15, 2010, the Company would redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Holding Corp. (“ACF Holding”), an affiliate of the Company’s Chairman and majority shareholder (the “Chairman”), agreed to extend the date on which the Company would be required to redeem the shares of Class A preferred stock held by ACF Holding (the “ACF Holding Shares”) from January 15, 2010 to a date no later than April 15, 2010. The extension did not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. REDEEMABLE PREFERRED STOCK  – (continued)

On July 9, 2009, the Company purchased and retired 304,314 shares of Class A preferred stock from entities unaffiliated with the Chairman at an aggregate purchase price of approximately $18.4 million. On January 15, 2010, the Company redeemed and retired all 599,137 shares of Class A preferred stock held by entities unaffiliated with the Chairman for cash at a redemption price equal to 100% of the aggregate liquidation preference of $41.4 million as of such date. On April 15, 2010, the Company redeemed and retired the remaining 3,096,549 ACF Holding Shares for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.5 million as of such date. As of September 30, 2010, there were no shares of Class A preferred stock outstanding.

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

The table below details the anti-dilutive items that were excluded in the computation of net loss per common share, diluted for the three and nine months ended September 30, (in millions):

	2010	2009
Stock options	6.4	7.7
Warrants	—	23.7
Class A convertible preferred stock	—	57.5
Class B convertible preferred stock	430.7	391.6

7. INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2010 of $0.3 million and $0.9 million, respectively, and $0.6 million and $1.4 million, respectively, for the three and nine months ended September 30, 2009 are for current taxes. The Company has a full valuation allowance against its net deferred tax assets. The current provision for income taxes consists primarily of state taxes computed based on modified gross receipts or gross margin but designated as income tax by the Financial Accounting Standards Board due to the various components of the calculation and interest on certain state income tax positions.

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

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. RELATED PARTY TRANSACTIONS

Various entities controlled by the Chairman of the Company’s Board of Directors and the Company’s Chairman hold the following interests in the Company:

	At September 30, 2010(1)	At December 31, 2009(2)
Outstanding Common Stock	Greater than 50%	Greater than 50%
Series A, B and C Warrants(3)	NA	Greater than 40%
Class A convertible preferred stock(4)	NA	Greater than 80%
Class B convertible preferred stock	100%	100%
Class C perpetual preferred stock	100%	100%

(1)	As reported in the September 30, 2010 Form 4 for the Chairman and other parties to such joint filing, and the September 30, 2010 Amendment No. 27 to Schedule 13D filed by the Chairman and other parties to such joint filing.
(2)	As reported in the January 4, 2010 Form 4 for the Chairman and other parties to such joint filing, and the January 4, 2010, Amendment No. 23 to Schedule 13D filed by the Chairman and other parties to such joint filing.
(3)	The terms of the Company’s Series A, B and C Warrants provided that all such unexercised warrants expired on January 15, 2010.
(4)	The original terms of the Company’s Class A preferred stock required that by January 15, 2010, the Company would redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Holding Corp. (“ACF Holding”), an affiliate of the Chairman, agreed to extend the date on which the Company would be required to redeem the shares of Class A preferred stock held by ACF Holding (the “ACF Holding Shares”) from January 15, 2010 to a date no later than April 15, 2010. The extension did not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares. Accordingly, on January 15, 2010, the Company redeemed all 599,137 shares of Class A preferred stock held by entities unaffiliated with the Chairman at an aggregate purchase price of approximately $41.4 million. On April 15, 2010, the Company redeemed the outstanding shares of Class A preferred stock held by ACF Holding for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.5 million as of such date. As of September 30, 2010, there were no shares of Class A preferred stock outstanding.

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

On October 8, 2010, XO Communications, LLC entered into a Revolving Promissory Note (the “Promissory Note”) with Arnos Corp., an affiliate of the Chairman, pursuant to which Arnos Corp. provided the Company access to $50.0 million at an annual interest rate equal to the greater of LIBOR plus 525 basis points or 6.75%. The Promissory Note also includes a fee of 0.75% on undrawn amounts and matures on the earliest of (i) October 8, 2011, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company or certain of its affiliates in an amount equal to or greater than $50.0 million, or (iii) at the Company’s option, a date selected by the Company that is earlier than October 8, 2011. As of November 15, 2010, no amounts have been drawn on this Promissory Note.

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

Zheng Derivative Class Action Litigation

On or about June 3, 2010, Youlu Zheng filed a class action complaint in the Supreme Court of the State of New York, County of New York alleging that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The plaintiffs request that the court rescind the July 2008 financing transaction, award compensatory damages to the class of plaintiffs, award the plaintiff expenses, costs and attorneys’ fees, and impose a constructive trust in favor of the plaintiff and the class upon benefits improperly received by the defendants. On July 25, 2010, the plaintiffs filed an amended complaint. Defendants filed an answer to the amended complaint on September 23, 2010. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES  – (continued)

Other Contingencies

The Universal Service Administrative Company performed an audit the Company’s compliance with universal service contribution reporting obligations in connection with services provided during 2007. The Company has received the final audit report and does not believe the impact will be material to the Company’s financial position, results of operations, cash flows or disclosures.

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

Cautionary Language Concerning Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “can,” “may,” “could” or other comparable words. Our forward-looking statements are based on currently available operational, financial and competitive information and management’s current expectations, estimates and projections. These forward-looking statements include:

•	expectations regarding revenue, expenses, EBITDA, capital expenditures and financial position in future periods;
•	our ability to broaden our customer reach and expand our market share;
•	pursuit of growth opportunities;
•	the potential need to obtain future financing; and
•	our ability to fund our business plan and pay our financial obligations.

Readers are cautioned that these forward-looking statements are only predictions and are subject to a number of both known and unknown risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results in future periods may differ materially from the future results, performance, and/or achievements expressed or implied in this document. These risks include any failure by us to:

•	generate funds from operations sufficient to meet our cash requirements and execute our business strategy;
•	to complete our proposed rights offering or to raise capital sufficient for our needs;
•	prevail in our legal and regulatory proceedings;
•	increase the volume of traffic on our network;
•	realize benefits from our enterprise-wide transformation initiative; and
•	achieve and maintain market penetration and revenue levels given the highly competitive nature of the telecommunications industry.

For a detailed discussion of risk factors affecting our business and operations, see Item 1A, Risk Factors in our 2009 Annual Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

Executive Summary

We are a leading nationwide facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to large enterprises, medium and small businesses, government customers, telecommunications carriers and service providers, and internet content providers. We strive to be the trusted, high-value provider of IP and data solutions to mid-market, enterprise and carrier customers. The items we believe differentiate us from the competition include our nationwide high-capacity network, advanced IP and converged communications services, broadband wireless capabilities, and a responsive, customer-focused orientation. We offer customers a broad range of managed voice, data and IP services in more than 80 metropolitan markets across the United States. While we, like other wireline telecommunications services providers, continue to face short term challenges, we continue to remain bullish on the long term potential for the Company.

In 2008, after an extensive review of our business and operations with the assistance of outside advisers, we commenced an enterprise-wide transformation plan intended to enhance shareholder value through focusing on improving service delivery, accelerating Broadband revenue growth, and reducing our operating costs. In conjunction with this initiative, we have invested in new network infrastructure and have sought to develop new service offerings and to expand our customer base in high-growth markets. While this transformation plan has required, and will continue to require, significant capital expenditures, we continue to believe that it is the optimal, and perhaps the only, way for us to remain competitive in the long term with much larger telecommunications and cable companies. In this regard, we will continue to require significant capital expenditures to enhance, maintain and operate our fiber network.

On October 8, 2010, we entered into a Revolving Promissory Note (the “Promissory Note”) with Arnos Corp., an affiliate of Carl C. Icahn, the Chairman of our Board of Directors and majority shareholder pursuant to which Arnos Corp. provided access to $50.0 million at an annual interest rate equal to the greater of LIBOR plus 525 basis points or 6.75%. The Promissory Note also includes a fee of 0.75% on undrawn amounts and matures on the earliest of (i) October 8, 2011, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us or certain of our affiliates in an amount equal to or greater than $50.0 million, or (iii) at our option, a date selected by us that is earlier than October 8, 2011. As of November 15, 2010, no amounts have been drawn on this Promissory Note.

On October 12, 2010, we announced plans to offer to holders of our common stock rights to purchase shares of a new class of non-convertible preferred stock. We will seek to issue up to $200.0 million of non-convertible preferred stock through the rights offering. This offering would seek to raise funds to continue our transformation plan (which may include the acquisition of capital assets in support of our operations), to take advantage of opportunities which may arise to enhance our competitive position, for general corporate purposes and to repay any outstanding debt.

While pursuing this rights offering, we continue to evaluate various alternatives to obtain additional capital. While we intend to explore every alternative, including high yield debt, we continue to believe, that an issuance of high yield debt would be deleterious to XOH for the following reasons: 1) the high cost of such debt would negatively affect our ability to compete in the current highly competitive telecommunications environment; and 2) the burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such environment.

Based on our current level of operations, we believe that cash flow from operations, cash on hand and marketable securities will enable us to meet our working capital and other obligations for at least the next 12 months. However, we believe that additional capital, including cash available under the Promissory Note, is necessary to continue to implement our transformation plan and also give us the resources to take advantage of strategic growth opportunities. Our ability to fund our capital needs depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. Heretofore, we have not generated sufficient free cash flows to allow us to continue to fully fund our transformation plan or to pursue other strategic opportunities. Accordingly, we believe it is necessary to raise additional capital.

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

During the three months ended September 30, 2010, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.

Results of Operations

The following table contains certain data from our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,
		% of Consolidated Revenue		% of Consolidated Revenue	Change
	2010		2009		$	%
Revenue	$385,701	100%	$382,000	100%	$3,701	1%
Costs and expenses:
Cost of service*	218,345	57%	217,712	57%	633	0%
Selling, general and administrative	106,601	28%	120,331	32%	(13,730)	-11%
Depreciation and amortization	46,016	12%	43,288	11%	2,728	6%
Loss on disposal of assets	830	0%	912	0%	(82)	-9%
Total costs and expenses	371,792	96%	382,243	100%	(10,451)	-3%
Income (loss) from operations	$13,909	4%	$(243)	0%	$14,152	NM

	Nine Months Ended September 30,
		% of Consolidated Revenue		% of Consolidated Revenue	Change
	2010		2009		$	%
Revenue	$1,138,897	100%	$1,145,448	100%	$(6,551)	-1%
Costs and expenses:
Cost of service*	645,687	57%	667,281	58%	(21,594)	-3%
Selling, general and administrative	361,650	32%	369,418	32%	(7,768)	-2%
Depreciation and amortization	136,188	12%	129,593	11%	6,595	5%
Impairment of LMDS licenses	—	0%	8,282	1%	(8,282)	-100%
Loss on disposal of assets	3,952	0%	4,989	0%	(1,037)	-21%
Total costs and expenses	1,147,477	101%	1,179,563	103%	(32,086)	-3%
Loss from operations	$(8,580)	-1%	$(34,115)	-3%	$25,535	-75%

*	exclusive of depreciation and amortization

NM — not meaningful

Revenue

Total revenue increased by 1.0% for the three months ended September 30, 2010, however revenue declined 0.6% for the nine months ended September 30, 2010. We anticipate that our 2010 full year revenue will remain at levels consistent with 2009. As we continue to focus our investments and sales and marketing efforts on next-generation IP-based technologies, we expect revenue from Broadband services, as a percentage of our total revenue, will continue to increase throughout 2010. The projections for 2010 will be sensitive to influences in a challenging macro-economic environment and regulatory climate changes.

Revenue was earned from services provided in the following categories (dollars in thousands):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue
Broadband	$228,776	60%	$203,799	53%
Integrated/Voice	51,745	13%	65,301	17%
Legacy/TDM services	105,180	27%	112,900	30%
Total revenue	$385,701	100%	$382,000	100%

Broadband.  During the three months ended September 30, 2010, we experienced continued growth in market demand for telecommunications services utilizing next-generation Broadband technologies as evidenced by the $25.0 million, or 12%, increase in revenue from our Broadband services compared to the year-ago period. This revenue growth principally resulted from increased sales of our IP-based products and services, which were driven by strong demand for secure, low-cost IP access and a continued market demand shift away from TDM-based solutions. Offsetting the improvements in Broadband revenue was a $3.4 million decline in wholesale VoIP termination due to targeted price increases implemented to improve margins.

Integrated/Voice.  Integrated/Voice revenue decreased by $13.6 million, or 21%, during the three months ended September 30, 2010, compared to the year-ago period. This category contains more mature non IP-based bundled data and voice offerings as well as traditional Carrier Long Distance Termination (CLDT). In addition to the continuing demand shift from older integrated voice and data offerings to Broadband-enabled solutions, CLDT decreased by $3.2 million compared to the same period in 2009. The decline in CLDT was also due to targeted price increases implemented to improve margins.

Legacy/TDM Services.  For the three months ended September 30, 2010, revenue from our Legacy/TDM services category decreased $7.7 million, or 7%, compared to the three months ended September 30, 2009 primarily due to declines in our legacy voice products including retail long distance usage.

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue
Broadband	$658,524	58%	$588,527	51%
Integrated/Voice	164,471	14%	212,589	19%
Legacy/TDM services	315,902	28%	344,332	30%
Total revenue	$1,138,897	100%	$1,145,448	100%

Broadband.  During the nine months ended September 30, 2010, revenue from our Broadband services increased $70.0 million, or 12%, compared to the year-ago period. This revenue growth primarily resulted from increased sales of our IP-based products and services, driven by strong demand for secure, low-cost IP access and a continued market demand shift away from TDM-based solutions. The improvements in Broadband revenue were offset by an $8.6 million decline in wholesale VoIP termination. The decline was the result of targeted price increases implemented to improve margins.

Integrated/Voice.  Integrated/Voice revenue decreased by $48.1 million, or 23%, during the nine months ended September 30, 2010, compared to the year-ago period. Integrated/Voice revenue decreased due principally to the decrease in traditional TDM-based integrated solutions as part of the demand shift to Broadband-enabled solutions. Also adding to the decline was an $11.9 million decrease in CLDT revenue due to targeted price increases implemented to improve margins.

Legacy/TDM Services.  For the nine months ended September 30, 2010, revenue from our Legacy/TDM services category decreased by $28.4 million, or 8%, compared to the nine months ended September 30, 2009 as a result of declines in our legacy non IP-based voice products and services. We expect revenue from Legacy/TDM services to decline as a percentage of our total revenue during 2010 as our sales and marketing efforts continue to primarily focus on next-generation Broadband solutions.

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

The following table summarizes our COS by component (dollars in thousands):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue
Telecommunications services	$156,117	40%	$154,499	41%
Network operations	48,354	13%	50,035	13%
Pass-through taxes	13,874	4%	13,178	3%
Total cost of services	$218,345	57%	$217,712	57%

Telecommunications services costs increased $1.6 million, or 1%, compared to the year-ago period. Sales of our Broadband service lines grew period over period, resulting in an $11.6 million increase in the associated costs. Additionally, we recognized a $5.0 million decrease in favorable dispute settlements and changes in our other accrued liabilities. These increases were partially offset by $10.4 million of incremental cost savings achieved through planned network optimization projects completed as of September 30, 2010. In addition, long distance usage cost decreased by $5.2 million, due to a decline in the cost of terminating long distance usage offset slightly by an increase in volume.

The $1.6 million, or 3%, decrease in network operations costs for the three months ended September 30, 2010 compared to the same period in 2009 was primarily driven by network optimization projects. These projects increased efficiency and improved productivity, resulting in a decline in payroll and related expenses.

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue
Telecommunications services	$458,246	40%	$478,729	42%
Network operations	146,434	13%	149,838	13%
Pass-through taxes	41,007	4%	38,714	3%
Total cost of services	$645,687	57%	$667,281	58%

During the nine months ended September 30, 2010, telecommunications services costs decreased $20.5 million, or 4%, compared to the year-ago period. The decrease in telecommunications services costs was primarily due to $31.7 million of incremental cost savings achieved through completion of planned network optimization projects. In addition, long distance usage cost decreased by $32.3 million, due to a decline in the cost of terminating long distance usage. The decline in cost is the result of traffic terminating to lower cost locations, offset slightly by an increase in volume. These decreases were partially offset by a $14.0 million decrease in favorable dispute settlements and changes in our other accrued liabilities. In addition, sales of our IP and data service lines grew period over period, resulting in a $25.6 million increase in the associated costs.

Network operations costs for the nine months ended September 30, 2010 declined by $3.4 million, or 2%, compared to the 2009 period. Network optimization projects led to increased efficiency and improved productivity, resulting in a decline in payroll and related expenses.

While we continue to undertake initiatives and actions to reduce the cost of providing service to our customers, we expect the cost savings from network optimization projects to decline in 2010 compared to 2009. Overall, excluding the effects of future dispute settlements, if any, we expect our cost of service as a percentage of revenue for 2010 will remain relatively consistent with 2009.

Selling, General and Administrative

For the three months ended September 30, 2010, SG&A decreased by $13.7 million compared to the same period in 2009. In addition, for the nine months ended September 30, 2010, SG&A decreased by $7.8 million compared to the same period in 2009. The respective decreases were primarily due to changes in employee benefit programs and increased efficiency resulting in a decline in payroll and related expenses.

We plan on continuing to invest in the resources and infrastructure necessary to help grow and support our business units during 2010 while continuing to realize cost savings. Our goal during 2010 is to decrease SG&A as a percentage of revenue through continuation of company-wide expense reduction measures.

Impairment of LMDS Licenses

As a result of the impairment evaluation performed for our LMDS licenses resulting from the integration of our Nextlink operations into our existing product offerings in 2009, it was determined that the fair value of our LMDS licenses was less than its carrying value. Consequently, the carrying value of our LMDS licenses was reduced by $8.3 million during the nine months ended September 30, 2009.

Interest Income (Expense), net

Interest income, net for the three and nine months ended September 30, 2009 primarily relates to interest earned on debt securities of approximately $3.2 million and $10.7 million, respectively. As of December 31, 2009, we sold all of our investments in debt securities; therefore, no interest was earned related to these securities during the three and nine months ended September 30, 2010.

Investment Gain, Net

We recognized net investment gains of $5.4 million for the nine months ended September 30, 2010. This gain resulted from the receipt of a $5.4 million distribution related to a legal matter regarding our holding of certain debt securities. There were no net investment gains recognized during the three months ended September 30, 2010.

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

Capital Expenditures

Nine Months Ended September 30,	Dollars	% of Revenue
	(in thousands)
2010	$171,824	15%
2009	$148,899	13%

Capital expenditures increased for the nine months ended September 30, 2010 compared to the year-ago period due to the growth of our on-net buildings footprint and increased investment in customer-based capital in support of our expansion into the enterprise market intended to drive future broadband revenue growth. Additionally, we increased our capital expenditures to continue to improve our network efficiency. We plan to spend between $40.0 million and $50.0 million on additional capital expenditures during the remainder of 2010 for continued investment in our networks and Ethernet and Broadband services, expansion into new markets and continuation of our transformation initiative.

Liquidity and Capital Resources

In 2008, after an extensive review of our business and operations with the assistance of outside advisers, we commenced an enterprise-wide transformation plan intended to enhance shareholder value through focusing on improving service delivery, accelerating Broadband revenue growth, and reducing our operating costs. In conjunction with this implementation, we have invested in new network infrastructure and have sought to develop new service offerings and to expand our customer base in high-growth markets. While this “transformation plan” has required, and will continue to require, significant capital expenditures, we continue to believe that it is the optimal, and perhaps the only, way for us to remain competitive in the long term with much larger telecommunications and cable companies. In this regard, we will continue to require significant capital expenditures to enhance, maintain and operate our fiber network.

On October 8, 2010, we entered into the Promissory Note with Arnos Corp., an affiliate of Carl C. Icahn, the Chairman of our Board of Directors and majority shareholder pursuant to which Arnos Corp. provided access to $50.0 million at an annual interest rate equal to the greater of LIBOR plus 525 basis points or 6.75%. The Promissory Note also includes a fee of 0.75% on undrawn amounts and matures on the earliest of (i) October 8, 2011, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us or certain of our affiliates in an amount equal to or greater than $50.0 million, or (iii) at the our option, a date selected by us that is earlier than October 8, 2011. As of November 15, 2010, no amounts have been drawn on this Promissory Note.

On October 12, 2010, we announced plans to offer to holders of our common stock rights to purchase shares of a new class of non-convertible preferred stock. We will seek to issue up to $200.0 million of non-convertible preferred stock through the rights offering. This offering would seek to raise funds to continue our transformation plan (which may include the acquisition of capital assets in support of our operations), to take advantage of opportunities which may arise to enhance our competitive position, for general corporate purposes and to repay any outstanding debt. No assurance can be given that we will complete the rights offering or that, if completed, it will provide funds adequate for our needs.

Based on our current level of operations, we believe that cash flow from operations, cash on hand and marketable securities will enable us to meet our working capital and other obligations for at least the next 12 months. However, we believe that additional capital, including cash available under the Promissory Note, is necessary to continue to implement our transformation plan and also give us the resources to take advantage of strategic growth opportunities. Our ability to fund our capital needs depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. Heretofore, we have not generated sufficient free cash flows to allow us to continue to fully fund our transformation plan or to pursue other strategic opportunities. Accordingly, we believe it is necessary to raise additional capital.

While pursuing the rights offering, we continue to evaluate various alternatives to obtain additional capital. While we intend to explore every alternative, including high yield debt, we continue to believe, that an issuance of high yield debt would be deleterious to XOH for the following reasons: 1) the high cost of such debt would negatively affect our ability to compete in the current highly competitive telecommunications environment; and 2) the burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such environment.

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

On July 9, 2009, we purchased and retired 304,314 shares of our Class A preferred stock from entities unaffiliated with our Chairman at an aggregate purchase price of approximately $18.4 million. On January 15, 2010, we redeemed and retired all 599,137 shares of Class A preferred stock held by entities unaffiliated with our Chairman for cash at a redemption price equal to 100% of the aggregate liquidation preference of $41.4 million as of such date. In accordance with the agreement with ACF Holding extending the redemption date for the ACF Holding Shares, on April 15, 2010, we redeemed and retired the remaining 3,096,549 ACF Holding Shares for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.5 million as of such date. As of September 30, 2010, there were no shares of Class A preferred stock outstanding.

Cash Flow

As of September 30, 2010, our balance of cash and cash equivalents was $49.3 million, a decrease of $313.9 million from December 31, 2009. The primary reason for this decrease was redemption of 599,137 shares of Class A preferred stock on January 15, 2010 for an aggregate redemption price of $41.4 million and the redemption of 3,096,549 shares of Class A preferred stock on April 15, 2010 for an aggregate redemption price of $217.5 million. We invested all of our cash provided by operations in strategic, growth-related capital expenditure investments to grow revenue through enhancing our next generation broadband network. As part of plans to grow our business, during 2010 we continued the investments in our long-haul fiber optic network as well as our Ethernet and Broadband services. We expect our growth-related capital expenditures will continue to outpace our cash inflows from operations during 2010.

The following table summarizes the components of our cash flows for the nine months ended September 30 (in thousands):

	2010	2009
Cash provided by operating activities	$114,886	$79,670
Cash used in investing activities	$(166,290)	$(51,269)
Cash used in financing activities	$(262,483)	$(21,872)

Operating Activities.  The increase in cash provided by operating activities for the nine months ended September 30, 2010 compared to the same period in 2009 was related primarily to the $24.3 million improvement in working capital cash flow.

Investing Activities.  The $115.0 million increase in cash used in investing activities was primarily due to the $91.9 million period-over-period decline in proceeds from the sale of available-for-sale marketable securities. The marketable securities balance at September 30, 2010 was approximately $0.4 million. Therefore, investment gains comparable to those recognized in 2009 are not anticipated for 2010. Also contributing to the increase in cash used in investing activities was a $22.9 million increase in capital expenditures. We plan to spend between $40.0 million and $50.0 million on additional capital expenditures during the remainder of 2010 for continued investment in our networks and Ethernet and Broadband services, expansion into new markets and continuation of our transformation initiative. Without these expenditures, we believe it would be difficult to continue to effectively compete against the ever increasing pressures from the other telecommunications service providers.

Financing Activities.  The primary use of cash for financing activities for the nine months ended September 30, 2010 was the purchase and retirement of all remaining shares of our Class A preferred stock for $258.9 million.

Regulatory

For additional information regarding the regulatory matters affecting our business, see “Regulatory” subheading in Item 1, Business of our 2009 Annual Report. Other than as discussed below, during the three months ended September 30, 2010, there was no new material activity related to regulatory matters.

Additional Federal Regulations

Verizon and Qwest Petitions for Forbearance from Unbundling Requirements.  On September 6, 2006 and on April 27, 2007, pursuant to section 10 of the Communications Act of 1934, as amended (the “Communications Act”), the regulated, wholly owned subsidiaries of Verizon Communications, Inc. (collectively “Verizon”) and Qwest Corporation (“Qwest”), respectively, filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations. Verizon sought relief in six markets: Boston; New York; Pittsburgh; Philadelphia; Providence, RI and Virginia Beach, VA. Qwest’s request included relief in four markets: Denver; Minneapolis; Phoenix and Seattle. On December 4, 2007, the Federal Communications Commission (“FCC”), in a unanimous decision, found that the current evidence of competition does not satisfy the section 10 forbearance standard with respect to any of Verizon’s requests. Accordingly, the Commission denied the requested relief in all six MSAs. On January 14, 2008, Verizon filed an appeal in the United States Court of Appeals for the DC Circuit (“DC Circuit”). On July 25, 2008, in a unanimous decision, the FCC adopted a Memorandum Opinion and Order denying Qwest’s four petitions in their entirety. On July 29, 2008, Qwest filed an appeal of the FCC’s decision with the United States Court of Appeals for the DC Circuit. We intervened in the appeals of the FCC’s decisions in the Verizon and Qwest Forbearance cases in support of the FCC. On June 19, 2009, the DC Circuit ruled on Verizon’s appeal, remanding to the FCC a very limited question regarding how the FCC reached its rejection of the forbearance petitions — but not overturning the actual decision. On July 17, 2009, the DC Circuit remanded the pending Qwest appeal back to the FCC so that the issues in the Qwest forbearance case could be decided simultaneously with the remand of the Verizon forbearance case. Subsequently, on August 17, 2010 and August 23, 2010, respectively, Qwest and Verizon withdrew from the FCC’s consideration those remand cases. In addition, on March 24, 2009, Qwest re-filed its petition for forbearance for the Phoenix market, citing greater intermodal competition since July 25, 2008 when the FCC rejected Qwest’s first petition for forbearance for the Phoenix market. The FCC asked interested parties to file comments and reply on both the Verizon and Qwest remand docket as well as the Qwest re-filed Phoenix petition by September 21, 2009 and October 21, 2009, respectively. On April 15, 2010, the FCC released a Public Notice in the Qwest re-filed Phoenix docket asking parties to comment on a market share based test to analyze whether forbearance should be granted. On June 22, 2010, the FCC released an order denying Qwest’s re-filed request for forbearance in the Phoenix market and adopted a market share-based test for analysis of forbearance decisions relevant to unbundled network elements. The FCC concluded Qwest had failed to demonstrate forbearance was warranted pursuant to this analysis. On July 30, 2010, Qwest filed a petition for review of the FCC’s decision in the Phoenix docket with the United States Court of Appeals for the 10th Circuit. On August 23, 2010, XO joined that appeal as an intervenor. It is not possible to predict the outcome of, or potential effect upon, our operations of Qwest’s appeal of the FCC’s decision in the Phoenix docket or of the pending Verizon and Qwest remand docket.

Additional State and Local Regulation

XOCS Complaints Against Verizon.  On April 18, 2008, XO Communications Services, Inc. (“XOCS”) an indirect subsidiary of XOH, filed a formal complaint against Verizon Pennsylvania Inc. before the Pennsylvania Public Utilities Commission. In the Pennsylvania complaint, XOCS claimed that Verizon was erroneously, and in violation of its tariffs, assessing switched access dedicated tandem trunk port charges on local interconnection trunks used to jointly provide switched access services to third party interexchange carriers. On November 4, 2010, the Pennsylvania Commission adopted a final decision in this matter in which it determined that Verizon acted illegally by imposing dedicated tandem port charges for local interconnection trunks on XO and any other telecommunications services providers which elected to subtend Verizon’s access tandem switch for the transmission and routing of long distance traffic. Additionally, the Pennsylvania Commission found XO (as well as any other similarly situated telecommunications services providers) is entitled to a refund with interest at the legal rate from the date each payment was made.

Qwest Complaints Against XO.  On June 24, 2008, Qwest Communications Corporation (“QCC”) filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Utilities Commission of the State of Colorado. On August 1, 2008, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Utilities Commission for the State of California. On July 2, 2009, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Service Commission for the State of New York. On December 11, 2009, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Service Commission of the State of Florida. In the complaints, QCC claimed that XOCS and the other telecommunications providers violated state statutes and regulations and, in certain cases the provider’s respective tariffs, subjecting QCC to unjust and unreasonable rate discrimination in connection with the provision of intrastate access services. On August 1, 2008, September 22, 2008, August 27, 2009 and January 29, 2010, XOCS filed its answers to the Colorado, California, New York and Florida complaints, respectively, denying QCC’s claims and setting forth affirmative defenses. On August 1, 2010 the California Public Utilities Commission issued a decision dismissing Qwest’s complaint against XO and numerous other telecommunications providers. On September 1, 2010 Qwest filed a petition for rehearing of the decision. On September 16, 2010, XO and the other defendants responded to Qwest’s petition for rehearing. The likely outcomes of the proceedings pending before the commissions in Colorado, California, New York and Florida are not known at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the three months ended September 30, 2010. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Zheng Derivative Class Action Litigation

On or about June 3, 2010, Youlu Zheng filed a class action complaint in the Supreme Court of the State of New York, County of New York alleging that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The plaintiffs request that the court rescind the July 2008 financing transaction, award compensatory damages to the class of plaintiffs, award the plaintiff expenses, costs and attorneys’ fees, and impose a constructive trust in favor of the plaintiff and the class upon benefits improperly received by the defendants. On July 25, 2010, the plaintiffs filed an amended complaint. Defendants filed an answer to the amended complaint on September 23, 2010. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Item 1A. Risk Factors

A description of the risks associated with our business and operations is set forth in Part I, Item 1A Risk Factors of our 2009 Annual Report. There have been no material changes in our risks from such description.

Item 5. Other Information

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (incorporated herein by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
3.3	Bylaws of XO Holdings, Inc. (incorporated herein by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
4.1	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 7% Class B Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated herein by reference to exhibit 4.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008)
4.2	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 9.50% Class C Perpetual Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated herein by reference to exhibit 4.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008)
10.1	XO Holdings, Inc. 2010 Annual Executive Bonus Plan (incorporated herein by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Holdings, Inc. for the quarter ended June 30, 2010)
10.2	Revolving Promissory Note, dated as of October 8, 2010, executed by XO Communications, LLC in favor of Arnos Corp. (incorporated herein by reference to exhibit 10. 1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on October 12, 2010)
10.3	Guaranty Agreement, dated as of October 8, 2010, by XO Holdings, Inc. and certain subsidiaries in favor of Arnos Corp. (incorporated herein by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on October 12, 2010)
22.1	Submission of Matters to a Vote of Security Holders (incorporated herein by reference to the Current Report on Form 8-K of XO Holdings, Inc., filed on June 22, 2010)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO HOLDINGS, INC.
Date: November 15, 2010	By: /s/ Laura W. Thomas Laura W. Thomas Senior Vice President and Chief Financial Officer (Principal Financial Officer)