Form 10-K
period 2010-12-31
XO HOLDINGS INC
filed 2011-03-31
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of common stock held by non-affiliates of the registrant was $57.6 million based upon the closing sale price of the common stock as reported on the Over-the-Counter Bulletin Board as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity associated with our majority shareholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 29, 2011 was 182,075,165.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s proxy statement relating to its 2011 Annual Meeting of Stockholders.

XO Holdings, Inc.

i

Caution Regarding Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “can,” “may,” “could” or other comparable words. Our forward-looking statements are based on currently available operational, financial and competitive information and management’s current expectations, estimates and projections. These forward-looking statements include:

•	expectations regarding revenue, expenses, EBITDA, capital expenditures and financial position in future periods;
•	our ability to broaden our customer reach and expand our market share;
•	pursuit of growth opportunities;
•	the need to obtain future financing; and
•	our ability to fund our business plan and pay our financial obligations.

Readers are cautioned that these forward-looking statements are only predictions and are subject to a number of both known and unknown risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results in future periods may differ materially from the future results, performance, and/or achievements expressed or implied in this document. These risks include any failure by us to:

•	generate funds from operations or raise capital sufficient to meet our cash requirements and execute our business strategy;
•	prevail in our legal and regulatory proceedings;
•	increase the volume of traffic on our network; and
•	achieve and maintain market penetration and revenue levels given the highly competitive nature of the telecommunications industry.

For a detailed discussion of risk factors affecting our business and operations, see Item 1A “Risk Factors” of this Annual Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

ii

PART I

ITEM 1. BUSINESS

XO Holdings, Inc., a Delaware corporation, was incorporated in December 2005 and has its principal executive offices at 13865 Sunrise Valley Drive, Herndon, Virginia 20171. XO Holdings, Inc. is a holding company for its direct and indirect operating subsidiaries, including XO Communications, LLC (XO Holdings, Inc., together with its subsidiaries, “XO Holdings,” “XOH”, “XO”, or the “Company”). The Company maintains an internet website at www.xo.com. Any information included in XOH’s website is not incorporated by reference into this Annual Report. We use the terms “we”, “our” and “us” to refer to XOH in this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements for our annual stockholders meeting, and amendments to those reports are available free of charge via a link on the investor relations section of our website to the Securities and Exchange Commission website. In addition, we have posted on our website our Code of Ethics applicable to our principal executive officer, principal financial officer, controller, treasurer and other persons performing similar functions.

Overview

We are a leading nationwide facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to business customers, government agencies, telecommunications carriers and service and internet content providers. We strive to be the trusted, high-value provider of IP and data solutions to mid-market, enterprise and carrier customers. The items we believe differentiate us from the competition include our nationwide high-capacity network, advanced IP and converged communications services, broadband wireless capabilities, consistent competitive pricing strategy and a responsive, customer-focused orientation. We offer customers a broad range of managed voice, data and IP services in more than 85 metropolitan markets across the United States. While we, like other providers, continue to face short term challenges, we remain bullish on the long term potential for the Company. As one of the nation’s largest competitive communications companies, we are uniquely positioned as a leading local and national alternative to the Incumbent Local Exchange Carrier (“ILEC”) for businesses and large enterprises.

We earned revenues in excess of $1.5 billion for 2010 with continued revenue growth and improvement in operating losses over each of the past 3 years. We expect to further grow our share within the retail and wholesale business-to-business telecommunications market by using our network assets to offer Broadband services primarily to business and carrier customers. We have invested over $400 million during the past two years in order to enhance and expand our extensive network and improve efficiencies.

Strategy

We continue to execute our strategic business plan by focusing on several key elements:

Focus on Business and Carrier Customers.  XOH provides a broad portfolio of reliable, scalable and high-speed telecommunications services tailored for business, government, carrier and content delivery customers. XOH offers traditional and next-generation solutions tailored to these customers. We continue to invest in rolling out new product offerings to meet the emerging needs of these customers.

Focus on Broadband Services.  XOH has built a state-of-the-art network designed to carry broadband traffic. This recognizes the on-going shift from traditional telephony services to new, IP-based services. During 2010, we realized over half of our revenue from the sale of broadband-related services, and expect this shift in our revenue mix to continue in 2011. We continue to place significant focus on developing new IP-based services. During 2009, XOH launched, “Ethernet Everywhere,” a service availability guarantee ensuring its carrier customers can obtain Ethernet service anywhere within our coverage area. In addition, XOH’s Business Services launched its XOH Enterprise SIP offering. This product gives multi-location businesses the flexibility and scalability to transform their distributed voice network architecture into a more centralized and cost-effective VoIP solution. In 2010, we continued to see significant growth in products such as IP-VPN, IP-Flex and Ethernet.

Utilize Our Network Assets.  XOH’s network is interoperable with both traditional and IP services. This allows customers to access XOH’s network with greater flexibility and enables us to offer solutions with significant appeal to business, carrier and wholesale customers. XOH’s national network includes over 950 central office collocations in over 85 major metropolitan markets across the United States. XOH’s network footprint includes an 18,000 route mile nationwide inter-city fiber optics network, over one million fiber miles, and approximately 3,000 on-network buildings. We continually update the capacity and capabilities of the network and expect to continue to do so in 2011.

Provide Quality Services to our Customers.  We support our nationwide network with an integrated array of systems and support personnel to ensure that our customers receive the highest quality of service. We employ a software-based single interface to all network fault management requirements and for advanced, highly accurate provisioning. XOH’s professional staff monitors the network 24/7, with subject-matter experts available to resolve issues quickly and accurately. XOH offers online tools that provide customers secure, self-service portals for the creation, maintenance, tracking and reporting of a number of services. Throughout 2009 and 2010, XOH has continued to expand its self-service platform by delivering new technologies and functionality to meet increasing customer demands. Our focus for 2011 is centered on repair, network management and business-to-business system integration. We continue to invest in operational areas including provisioning, care efficiency and billing accuracy as a way to further improve our customers’ experiences.

Transformation.   In 2008, after an extensive review of our business and operations with the assistance of outside advisers, we commenced an enterprise-wide transformation plan intended to enhance shareholder value through focusing on improving service delivery, accelerating revenue growth and reducing our operating costs. We expect to continue this initiative over the next several years. Benefits from this initiative were partially realized in 2009 and 2010 and with further realization expected in 2011 and beyond. In conjunction with this transformation initiative, we will continue to invest in new network infrastructure, develop new service offerings and expand our large business and enterprise customer base.

Service Offerings

We use our nationwide IP network, extensive local metropolitan networks and broadband wireless facilities to offer a broad portfolio of services. The revenue from these services is aggregated into three categories: Broadband services, Integrated/Voice services and Legacy/TDM.

Broadband Services.  These services include IP Flex, Dedicated Internet Access (“DIA”), Ethernet, and other IP-based solutions, as well as data services including Dedicated Private Line, Telco Collocation and Multi-Transport Networking (“MTNS”). Also included in this category is our MPLS IP-VPN service that allows our multi-location customers to securely connect their sites to achieve more bandwidth for the dollar, faster application deployment, lower network operating costs, and more access options. MPLS IP-VPN service is a fully managed converged voice and data network service with advanced features for application traffic prioritization by class of service for router management and for applications performance management. In addition, it offers universal site-to-site connectivity, a broader selection of access options and no rigid limits on bandwidth. Customers can select class of service options to prioritize their network traffic.

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

XOH offers a range of solutions for DIA, from traditional 1.5 Mbps T1 services to high speed optical internet access at speeds up to 10 Gbps. A suite of Ethernet transport services, including Gigabit Ethernet (“GigE”), as well as inter-city Ethernet services at 10 Mbps, 100 Mbps, 1 Gbps and 10 Gbps between markets is available on both our fiber network and through fixed wireless capabilities. These services are designed to provide high-speed, high-capacity connections between customers’ Local Area Networks within and between metropolitan areas and reduce costs for customers as they eliminate the need for ongoing configuration, management and acquisition of equipment. XOH offers a broad portfolio of converged and VoIP services including integrated bundles, Session Initiation Protocol (“SIP”) service, and VoIP origination and termination solutions. Converged solutions allow voice and data traffic to transverse the same circuit, treating voice services as another IP application. XO SIP Service provides a native IP connection to the newest generation of IP-based PBXs. IP Flex provides a VoIP solution for customers who want to keep their existing phone equipment. XOH has one of the largest deployments of soft-switches to support both circuit switched voice traffic and packet-based VoIP traffic, carrying nearly 20 billion minutes of VoIP traffic in 2010.

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

Legacy/TDM.  XOH’s Legacy/TDM services are predominantly deployed using TDM and circuit switched voice technologies. These services include the following categories:

Voice Services.  XOH’s traditional voice services are a proven alternative to the ILECs. XOH has negotiated and entered into interconnection agreements with applicable ILECs and certain independent carriers, and implemented permanent local number portability, which allows new customers to retain their existing telephone numbers when they choose XOH as their service provider. XOH offers a variety of traditional voice applications and services including standard dial tone (with 911 access, touch tone dialing, directory assistance and operator-assisted calling), retail local and long distance services (including international, toll-free, operator-assisted and calling card), basic business lines, switched trunks, local voice features such as messaging, voice and web conferencing and carrier reciprocal access.

Hosting and Hosted Applications.  XOH offers a range of web hosting, messaging, collaboration and Software-As-A-Service (“SaaS”) applications to help customers manage their online business and to provide online business tools to our customers. These services include website hosting, business email, managed server and professional website services related to these products.

Managed Services.  XOH managed services provide network-based Interactive Voice Response (“IVR”) services that provide custom-designed voice response systems that reduce costs and improve serviceability by routing calls, capturing information and locating, retrieving and communicating data.

Business Units

XOH operates through three customer-centric business units: XO Business Services (“Business Services”), XO Carrier Services (“Carrier Services”) and XO Small Business Services (“SBS”). Business Services markets our telecommunications solutions to government agencies and business customers, ranging in size from small businesses to Fortune 500 companies. Business Services provides managed IP, data and end-to-end communications solutions. Carrier Services markets wholesale solutions to carriers and other telecommunications providers. SBS is primarily marketed to small business customers. This business unit structure helps XOH focus on specific customer groups, grow revenue within each customer group, and it highlights XOH’s unique competitive advantages in serving business and carrier customers as the telecommunications industry consolidates and data and telecommunications services converge.

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

To reach our markets, Business Services employs a direct sales and support organization. In addition, Business Services has agreements with over 250 third-party national, regional and local partners and partner firms, who represent a broad range of voice, data, consulting, and equipment services that they provide to end users. These business partners extend the reach of the Business Services sales organization geographically and address specific customer segments.

Business customers in the United States telecommunications market span a wide range of sizes and needs, from small businesses to large multi-location enterprises. Business Services is aligning its service offerings and solutions, sales and channel strategies and customer support models to better meet the needs of these broad customer groups:

Small-to-Medium Business (“SMB”).  The SMB group consists of single-site or multiple-site customers. These customers may require multiple service packages or some level of customized solutions.

Mid-Market Business.  Business Services is ideally positioned to serve the needs of mid-market businesses. These growing companies are frequently underserved by large telecommunications providers. XOH has a range of IP based services, from bundles that are suited to branch locations to customized solutions that meet the needs of company headquarters locations or multi-site networks. A majority of Business Services’ resources are concentrated on serving the needs of customers within this market.

Enterprise.  Enterprises are large commercial entities with complex communications needs. These customers require high bandwidth, secure private networks, multi-location services and unique solutions. Business Services is allocating additional resources in this segment focusing on key growth verticals that can take advantage of our national footprint and scalable IP-based service portfolio. Business Services also leverages XOH’s existing nationwide network to increase our penetration in this market.

Government.  Government entities from local school districts to state offices and federal agencies frequently require telecommunications solutions that are similar to mid-market and enterprise businesses. Yet, government customers have unique needs and purchasing processes necessary to meet the requirements of serving the public.

Historically, Business Services has served a portion of all these groups, with an especially strong presence in the SMB market. Beginning in 2008, Business Services commenced shifting its focus to mid-market businesses. Throughout 2009 and 2010, Business Services continued to increase investment in network infrastructure, products and services, and resources to accelerate revenue growth in mid-market businesses with an even greater focus on penetrating the enterprise customer market.

Carrier Services

Carrier Services delivers a broad range of Ethernet and IP, data and transport services to ILECs, Competitive Local Exchange Carriers (“CLEC”s), Internet Service Providers (“ISPs”), interexchange carriers, non-facility based resellers, building local exchange carriers, cable companies, content service providers, wireless service providers and mobile service providers. This business unit leverages wholesale versions of the services described above as well as some unique services that are targeted to wholesale customers, specifically, Ethernet and TDM Aggregation and VoIP Origination and Termination services. Ethernet and TDM Aggregation services collect end user data at speeds of 1.5 Mbps to 100 Mbps from discrete end user or enterprise locations distributed across a wide geographic region at a metropolitan or regional level and delivers it to Carrier Services’ customers over a larger speed connection. This allows customers without a Point-of-Presence (“POP”) in a particular city or region where they have end users, to use the XOH backbone to aggregate and backhaul their end user traffic to their POP. Traffic is transported securely via MPLS and allows customers to manage their own IP address space. Wholesale long distance termination services provide solutions to terminate inter- and intra-state long distance calls with only one interconnection. VoIP Origination and VoIP Termination services allow incoming calls through XOH’s IP network. VoIP Termination provides long distance connectivity to terminate IP-originated calls to the Public Switched Telephone Network (“PSTN”). These services are used by some of the nation’s leading retail VoIP service providers. Carrier Services also offers customers high-capacity, inter-city private line and inter-city Ethernet services. Taking advantage of consolidation within the industry and increased customer demands for bandwidth, Carrier Services also targets international carriers and cable companies.

Carrier Services continues to expand infrastructure to high-traffic aggregation points across the United States in two specific areas: 1) submarine cable landing stations; and 2) public and private Data Centers. The expansion of infrastructure in these two areas, in addition to continued investment in long-haul Dense Wave Division Multi-plexing (“DWDM”), will enable more opportunity for high capacity bandwidth and IP services among US domestic as well as global carriers. This will also position Carrier Services to serve content distributed via the internet as well as serve cloud-based services or applications and information served to end users via the internet or private IP networks. Further, in order to capture a greater share of the metro IP and wavelength services market, Carrier Services continues to offer mid-band Ethernet services to customers and has deployed next-generation Ethernet services enabling expanded IP-VPN and other IP-based services. The combined investments in high speed wavelength in metro IP and Ethernet technologies and customer service and support, differentiates Carrier Services from competitors for future wholesale IP business growth.

Small Business Services (“SBS”)

The SBS customer segment, formerly called Concentric, provides communications services to small businesses. These customers are typically defined as single location businesses, with less than 20 employees, having non-complex telecommunications requirements.

The small business segment that SBS serves is a highly competitive market, with cable television companies aggressively moving up-market with competitive product bundles tailored to the needs of small businesses. In addition, ILECs such as AT&T and Verizon, and other CLECs offer aggressive pricing, innovative products and services, and an ever increasing toolkit of self-directed capabilities. To improve retention and growth of our customer base, XOH proactively contacts customers to promote bundled product packages and to educate and inform customers on new services and capabilities. Our active churn management programs help predict propensity to churn, enabling SBS to take swift action to minimize attrition.

XOH offers SBS customers cost-effective, scalable and secure telecommunications solutions for their voice, data, internet and web hosting needs. The product of choice is XOH’s award-winning IP Flex product, which is a flexible integrated package of services sold at competitive rates. In 2010, we continued to promote our on-line customer portal and portfolio of services. We will continue to enhance our hosted IT solutions, such as managed back-up, managed server, hosted email exchange and hosted PBX, to enable small businesses to rely on our carrier-strength network and service and allow them to focus on their core competencies.

In 2011, SBS will continue to focus on providing superior customer service to this valuable customer segment, seek opportunities to increase productivity and efficiency and continue to develop capabilities for customers to self-manage their communications infrastructure.

Network

Our wireline network consists of assets, substantially all of which we own or control through indefeasible exclusive rights or other leasing or contractual arrangements, located across the United States making us a national facilities-based carrier. XOH’s network is comprised of a series of fiber optic networks located in the central business districts of numerous metropolitan areas and an inter-city fiber optic network capable of carrying high volumes of data, voice, video and internet traffic. By integrating these networks with advanced telecommunications technologies, such as wave division multiplexing transmission and advanced packet switching equipment, XOH is able to offer its customers a comprehensive array of telecommunications services primarily or entirely over a network that it owns or controls, from the initiation of the data or voice transmission to the point of termination. This integrated network provides multi-location businesses with a single-source telecommunications solution within a metropolitan area or across the country.

Metropolitan Fiber Networks and Local Facilities.  Our metropolitan fiber networks consist of more than 1,000,000 fiber miles contained in fiber optic cables serving the central business districts of numerous metropolitan areas. The number of fiber miles is equal to the number of route miles multiplied by the number of fibers along that path. We operate 42 metropolitan fiber networks in 24 states and Washington, D.C., including 27 of the 30 largest metropolitan areas in the United States. In the aggregate, our metropolitan area networks consist of more than 9,000 route miles of fiber optic cable connecting over 950 unique ILEC end-office collocations in 42 United States cities.

The core of each of our metropolitan fiber networks is one or more rings of fiber optic cable in a city’s central business district that connect to our central office locations from which we can provision services to our customers. These central offices contain the switches, routers and other electronics that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services. A critical element of our metropolitan fiber network is the number of collocations where our aggregation and transmission equipment is located. We are able to provision services at a lower cost per unit when we operate a collocation within a relatively short distance of our customers. We operate collocations in over 950 central offices as part of our network. Virtually all of our collocations are concentrated in the business districts in which our target customers are located. We operate one of the most extensive collocation footprints in the United States. We believe that our extensive collocations provide us with substantial market opportunities to both sell services to our targeted business customers and to serve as points of termination for traffic originated by other carriers.

We strive to build and own these metropolitan fiber networks or obtain indefeasible rights of use (“IRU”) fiber so that we can control the design and technology used to best meet our customers’ needs. Our IRUs allow us to use a specified amount of fiber on those cables for terms ranging from 10 to 30 years. We built our high capacity metropolitan fiber networks using a backbone density ranging between 72 and 432 strands of fiber per cable. Fiber optic cables have the bandwidth to carry tens of thousands of times the amount of traffic as traditionally configured copper wire. Our high-count fiber cables allow us to augment the scale of our broadband and voice services without incurring significant additional construction costs.

The following table details the 42 metropolitan fiber networks in the 86 markets we serve:

State	Metro Fiber Network Location	Service Market
AZ	Phoenix	Phoenix
CA	Los Angeles	Los Angeles
CA	Orange County	Anaheim
Costa Mesa
Fullerton
Garden Grove
Huntington Beach
Inglewood
Irving
Long Beach
Orange
Santa Ana
CA	Sacramento	Sacramento
CA	San Diego	San Diego
CA	San Francisco	San Francisco
Oakland
Fremont
Milpitas
Mountain View
Palo Alto
Santa Clara
Sunnyvale
CA	San Jose	San Jose
CO	Denver	Denver
Boulder-Longmont
DC/VA	Washington D.C./ Northern VA	Washington, DC-MD-VA-WV
FL	Ft Lauderdale	Ft Lauderdale
FL	Miami	Miami
West Palm Beach-Boca Raton
FL	Orlando	Orlando
Tampa-St.
FL	Tampa	Petersburg-Clearwater
GA	Atlanta	Atlanta
Marietta
IL	Chicago	Chicago
MA	Boston	Boston, MA-NH
Brockton
Lawrence, MA-NH
Lowell, MA-NH
Worcester, MA-CT
MD	Baltimore	Baltimore
MI	Detroit	Detroit
MN	Minneapolis	Greater Minneapolis/St. Paul
MO	St Louis	St Louis
NC	Charlotte	Charlotte

State	Metro Fiber Network Location	Service Market
NC	Raleigh	Raleigh
NJ	New Jersey	Bergen/Passaic
Middlesex-Somerset-Hunterdon
Newark
Jersey City
Monmouth-Ocean
Trenton
NV	Las Vegas	Las Vegas
NY	Buffalo	Buffalo
NY	New York	Manhattan
Nassau-Suffolk
NY	Rochester	Rochester
OH	Cleveland / Akron	Cleveland-Lorain-Elyria
Akron
Canton-Massillon
OH	Columbus	Columbus
OR	Portland	Portland-Vancouver, OR-WA
PA/DE	Central PA	Allentown-Bethlehem-Easton
Harrisburg-Lebanon-Carlisle
Lancaster
Reading
Scranton-Wilkes-Barre- Hazleton
York
Wilmington-Newark, DE-MD Dover
PA	Philadelphia	Philadelphia, PA-NJ
PA	Pittsburgh	Pittsburgh
TN	Memphis	Memphis, TN-AR-MS
TN	Nashville	Nashville
TX	Austin	Austin-San Marco
TX	Dallas / Ft Worth	Dallas
Fort Worth-Arlington
TX	Houston	Houston
TX	San Antonio	San Antonio
UT	Salt Lake City	Salt Lake City-Ogden
Orem/Provo
WA	Seattle	Seattle-Bellevue-Everett
WA	Spokane / Idaho	Spokane
Lewiston
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

Our inter-city fiber network primarily is comprised of a twenty-year IRU for 18 fiber optic strands pursuant to arrangements with Level 3 Communications, Inc. (“Level 3”). This fiber network traverses over 16,000 miles and connects more than 60 cities in the United States and Canada, including most of the major metropolitan markets served by our metropolitan fiber networks. In addition, we have inter-city fiber IRUs from Abovenet Communications, Inc. (“Abovenet”) and Qwest Communications Corporation (“QCC”) for routes totaling another 3,000 route miles.

We have lit 8 of our 18 fiber optic strands on selected intercity routes with 400G, 800G, 1.6Tbps and in 2010 a 3.2Tbps DWDM capable systems. We believe that lighting our inter-city fiber network is strategically beneficial to us. Using our own inter-city fiber optic network and associated transmission and switching equipment provides a lower cost basis for running our network and a higher level of service for our customers.

IP Network.  Our IP network consists of a 10 Gbps Ethernet-based high-capacity backbone that runs along the same routes as our inter-city fiber optic and transmission network. This Nx10G IP/MPLS backbone connects to ten IP core nodes in the US, three IP core nodes in Europe and one IP core node in Hong Kong, as well as 70 IP POPs located in 38 US markets and provides connectivity to one XOH-operated hosting data center. The European and Asian core nodes connect to XO’s North American backbone via third party leased facilities. These IP backbone nodes and POPs provide inter-city IP transport between the XOH metropolitan fiber networks and the connectivity to other ISPs which are commonly referred to as peering. Peering with other ISPs is done in each of our fourteen IP core nodes. The IP POPs house customer termination and aggregating routers, as well as VoIP media gateways for XOH’s softswitch platform.

Our IP/MPLS network architecture, constructed with our own 10 Gbps wavelengths, provides the highest level of restoration available to IP networks today. Redundant routes and capacity are identified and reserved so that in the event of a failure, the network will automatically restore traffic in the shortest time possible without the need for manual intervention. In 2009, we began a program to upgrade the pairs of Provider Edge (PE) routers in our metro IP POPs that aggregate traffic from smaller customer-aggregating routers, as well as provide cost-effective customer terminations at 1 Gigabit Ethernet (GE) and 10GE. The modern Ethernet-based PE routers have the potential to support 40Gbps and 100Gbps trunks and customer terminations in the future. In 2010 we completed the installation of the new metro PE routers in each XO market and have rolled all IP services onto this new platform.

Wireless Network.  We hold 91 licenses in the Local Multipoint Distribution System (“LMDS”) wireless spectrum (28-31 GHz range) and ten 39 GHz licenses. These licenses cover 75 basic trading areas (“BTA”), which are typically cities or metropolitan areas located throughout the United States. For every license, the license holder must make both a license renewal filing and a demonstration of “substantial service” at the Federal Communications Commission (“FCC”). Our licenses are renewable for additional ten year terms. The renewal dates for 90 of our LMDS licenses are in 2018 and one LMDS license has a renewal date in 2016. On December 22, 2010, the FCC renewed all ten 39 GHz licenses until 2020. In order to secure renewal of our LMDS and 39 GHz licenses, we must generally be in compliance with all relevant FCC rules and demonstrate that we are providing “substantial service” in our licensed areas. As of December 31, 2010, substantial service demonstrations for 43 of our LMDS licensed markets have been approved by the FCC. The remaining 48 LMDS substantial service demonstrations and the ten 39 GHz substantial service demonstrations have been granted an extension until June 1, 2012 by the FCC. While management expects that we will be able to secure FCC approval of any substantial service filings in relation to the 48 LMDS licenses and ten 39 GHz licenses for which we received an extension, there is no assurance that we will receive such FCC approval.

Our wireless services are provisioned through exclusively licensed LMDS fixed wireless spectrum or common carrier spectrum. The properties of XOH’s LMDS spectrum allow it to deliver voice and data connectivity to customers at rates of up to 1 Gbps, providing them access to high bandwidth applications. In addition, unlike the spectrum deployed by many other fixed wireless providers, XOH’s LMDS spectrum allows point-to-multipoint applications, making its services useful in the deployment of aggregation networks. However, unlike lower frequency transmissions, the signals transmitted through XOH’s LMDS spectrum generally will not penetrate trees, walls, glass or other path-obstructing materials. We typically address these Line-Of-Sight (LOS) challenges by installing intermediate sites to overcome transmission obstacles. This solution is generally sufficient for services to telecommunications carriers, who sell directly to end users. However, these LOS challenges, along with the complexities of installation, billing, and caring for end user customers limit XOH’s plan to market wireless services directly to retail end users.

Competition

The telecommunications industry is an intensely competitive environment with numerous competitors including ILECs, CLECs, ISPs, VoIP carriers, cable-based communications providers and fixed wireless carriers. Our differentiators are our nationwide high-capacity network; advanced IP and converged communications services; broadband wireless capabilities; consistent, competitive pricing strategy; and a responsive, customer-focused orientation. We offer customers a broad range of managed voice, data and IP services in more than 85 metropolitan markets across the United States. While we, like other wireline telecommunications services providers, continue to face short term challenges, we remain bullish on the long term potential for the Company.

CLECs and other emerging network providers such as XOH have provided telecommunications services for many years; nevertheless, the market for telecommunications services remains dominated by the ILECs, each of which owns the majority of the local exchange network in its respective operating region of the United States and extensive national and often international networks and operations. The ILECs are our primary competitors for voice, data and internet services provided to business customers. We compete on the basis of a superior value proposition composed of our ability to provide nationwide service, innovative offerings, a competitive price and our commitment to customer service. While we believe that we have competitive advantages over the ILECs, the ILECs have significantly more resources available to expand their penetration into the business marketplace.

In addition to competing with ILECs, we also compete with many CLECs and other emerging providers that are regionally focused. We believe that our national reach, breadth of services and competitive pricing differentiate us from CLECs. Industry consolidation has resulted in fewer competitors with greater economies of scale and more extensive service footprints, which is likely to intensify competition.

In addition, new competitors such as VoIP providers and cable companies have entered the market to compete with traditional, facilities-based telecommunications services providers. Several companies provide integrated telecommunications services exclusively by means of IP. Many hosted VoIP providers also aggressively compete for business customers. To date, most of these providers operate on a local or regional basis. Cable companies, such as Cox Communications, Comcast and Time Warner have begun aggressively marketing their voice and broadband data connection services into the business telecommunications market. Several regional fiber-based network providers have initiated operations by buying up and integrating smaller local and regional fiber networks.

As a result of increasing competitive forces, including technological advances, service providers have reduced the prices charged for telecommunication services in recent years. We expect to continue experiencing downward price pressure with respect to our voice, data and IP service offerings. Our ability to reduce prices in response to competitive pressures may be limited by our reliance on some of our principal competitors to provide key network elements that we need to provide network services, our ability to successfully deploy technologies that improve our network operating efficiencies and our ability to continue to drive other cost structure improvements.

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

Several new technologies are being adopted by telecommunications carriers that could cause significant changes and opportunities in the competitive landscape for telecommunications services. Such technologies include (but are not limited to):

•	IP Communications — IP technology enables delivery of voice and data telecommunications services over a single IP network which is less costly to operate than the existing PSTN.
•	Mobile Wireless Technologies — New high bandwidth applications, commonly referred to as 3G broadband wireless networks, allow the delivery of voice and data (including video) via wireless connection. We believe 3G wireless networks together with the development of next generation, or 4G wireless networks, will accelerate the adoption of wireless data services by both consumers and enterprises.

We are continuing to experience revenue growth from customers using our IP-based network infrastructure. This revenue growth is partially offset by the continued and expected decline in our traditional legacy services. We have deployed our own suite of IP data and VoIP solutions and anticipate adding new services with more IP-enabled features to target larger customers. Within IP, we are seeing Ethernet become the accepted standard for high-speed connections. The continued rapid growth of the internet, including the acceptance of video delivered over the internet, has led to various customers requiring faster connections.

We believe the continued market growth for mobile wireless telecommunications services, including the rapid adoption of data and internet enabled mobile devices and increased demand for high-speed broadband services will require wireless telecommunications carriers and our business customers to need significantly greater bandwidth. Upgrades to our IP-based network infrastructure in recent years and anticipated continued enhancements should position us well to meet this demand.

Regulatory

Overview.  We offer wireline and fixed wireless communications services to small and medium sized businesses, large enterprises, government agencies and wireline and wireless telecommunications providers. We are therefore subject to regulation by federal, state and local government agencies.

With a few limited exceptions, the FCC has exclusive jurisdiction over our provision of interstate and international telecommunications services. The state regulatory commissions regulate our provision of intrastate telecommunications services. Additionally, municipalities and other local government agencies may regulate limited aspects of our business, such as use of government-owned rights-of-way, and may require permits such as zoning approvals and building permits.

Federal Regulation.  XOH has authority from the FCC for the installation, acquisition and operation of its wireline network facilities to provide facilities-based interstate and international telecommunications services. In addition, XOH is authorized by the FCC to operate its 28 to 31 GHz LMDS and 39 GHz broadband wireless facilities. Because we are not dominant in any of our markets, unlike ILECs, our telecommunications services are not subject to price cap or rate of return regulation. Thus, our pricing policies for interstate and international end user telecommunications services are only subject to the federal requirements that charges for such services be just, reasonable and non-discriminatory. The FCC allows us to file interstate tariffs for our interstate access services (rates charged by us to other carriers for access to our network). As for interstate and international long distance telecommunications services, the FCC requires us to make the terms, conditions and rates of the detariffed services available to the public on our web site.

The Telecom Act includes a number of provisions designed to encourage competition in local telephone service, including requirements related to interconnection; intercarrier compensation; local number portability; access to poles, conduits, rights of way and resale; as well as specific requirements imposed on ILECs related to interconnection, collocation and access to unbundled network elements (“UNE”) available at forward looking economic costs. As governed by the Telecom Act, CLEC access to ILEC networks and utility poles are implemented through individually negotiated contracts that conform to applicable FCC rules. Although the rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented and enforced to permit competitive telephone companies like us to compete effectively with the ILECs. In a series of orders and related court challenges that date back to 1996, the FCC has put into effect rules implementing the market-opening provisions of the Telecom Act, including the requirement that the ILECs lease UNEs to competitors at cost-based rates. At the core of the series of FCC orders is the FCC’s evolving effort to define and list which ILEC network facilities must be made available as UNEs. Under pressure from the ILECs, the FCC has subsequently reduced the list. However, to date the FCC has preserved access to those network elements critical to the operation of our business.

FCC Regulation of Wireless Services.  XOH is the licensee of authorizations issued by the FCC in LMDS and 39 GHz services. As an FCC licensee, XOH is subject to regulatory oversight, including limits on the amount of foreign investment in certain FCC licenses, the transfer and assignment of FCC licenses and regulations governing the construction, technical aspects and the nature of services that can be provided by operators of wireless communications systems. The FCC regulates the use of the electromagnetic spectrum, and has exclusive jurisdiction over licensing and technical rules governing the operation of wireless services.

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

Verizon and Qwest Petitions for Forbearance from Unbundling Requirements.  On September 6, 2006 and on April 27, 2007, pursuant to section 10 of the Communications Act of 1934, as amended (the “Communications Act”), the regulated, wholly owned subsidiaries of Verizon Communications, Inc. (collectively “Verizon”) and Qwest Corporation (“Qwest”), respectively, filed petitions for forbearance from loop and transport unbundling obligations imposed by section 251(c), price cap regulations, dominant carrier tariff regulation, computer III requirements, and section 214 dominant carrier regulations. Verizon sought relief in six markets: Boston, MA; New York, NY; Pittsburgh, PA; Philadelphia, PA; Providence, RI and Virginia Beach, VA. Qwest’s request included relief in four markets: Denver; Minneapolis; Phoenix and Seattle. On December 4, 2007, the FCC, in a unanimous decision, denied Verizon’s requested relief in all six markets. On January 14, 2008, Verizon filed an appeal in the United States Court of Appeals for the DC Circuit (“DC Circuit”). On July 25, 2008, in a unanimous decision, the FCC adopted a Memorandum Opinion and Order denying Qwest’s four petitions in their entirety. On July 29, 2008, Qwest filed an appeal of the FCC’s decision with the United States Court of Appeals for the DC Circuit. We intervened in the appeals of the FCC’s decisions in the Verizon and Qwest forbearance cases in support of the FCC. On June 19, 2009, the DC Circuit ruled on Verizon’s appeal, remanding to the FCC a very limited question regarding how the FCC reached its rejection of the forbearance petitions, but not overturning the actual decision. On July 17, 2009, the DC Circuit remanded the pending Qwest appeal back to the FCC so that the issues in the Qwest forbearance case could be decided simultaneously with the remand of the Verizon forbearance case. Subsequently, on August 17, 2010 and August 23, 2010, respectively, Qwest and Verizon withdrew from the FCC’s consideration those remand cases. In addition, on March 24, 2009, Qwest re-filed its petition for forbearance for the Phoenix market, citing greater intermodal competition since the FCC had rejected Qwest’s first petition for forbearance for the Phoenix market. On June 22, 2010, the FCC released an order denying

Qwest’s re-filed request for forbearance in the Phoenix market and adopted a market share-based test for analysis of forbearance decisions relevant to unbundled network elements under which it concluded Qwest had failed to demonstrate forbearance was warranted. On July 30, 2010, Qwest filed a petition for review of the FCC’s decision in the Phoenix docket with the United States Court of Appeals for the 10th Circuit. On August 23, 2010, XO joined that appeal as an intervener. It is not possible to predict the outcome of, or potential effect upon, our operations of Qwest’s appeal of the FCC’s decision in the Phoenix docket.

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

Intercarrier Compensation Reform and Treatment of VoIP Services.  On July 8, 2008, the United States Court of Appeals for the D.C. Circuit directed the FCC to either justify its intercarrier compensation rules for traffic bound for ISPs or such rules will be vacated on November 6, 2008. Several interested parties filed various proposals on how the FCC might justify its intercarrier compensation rules for ISP- bound traffic as well as how the FCC may reform the entire intercarrier compensation and universal service fund regimes. We actively participated at the FCC in response to those proposals. On November 5, 2008, the FCC released an Order responding to the United States Court of Appeals for the DC Circuit specifically keeping the current ISP-bound traffic rules in effect, including a $0.0007 cap on traffic above a 3:1 ratio. On March 17, 2010, the FCC released its National Broadband Plan which outlines a roadmap for the delivery of broadband to all Americans. The Plan does not have the effect of law but is a blueprint for how the FCC may address various issues. With respect to possible reform to intercarrier compensation, the FCC specifically recommended that during the 2012 – 2016 timeframe, intrastate terminating switched access rate levels should be moved down to interstate terminating switched access rate levels over a period of two to four years. In the 2017 – 2020 timeframe, the FCC should continue reducing intercarrier compensation rates by phasing out the per-minute rates for the origination and termination of telecommunications traffic. Pursuant to the National Broadband Plan agenda, on February 9, 2011, the FCC released a Notice of Proposed Rule Making on intercarrier compensation reform with two comment schedules for the various issues. Comments and replies regarding the treatment of VoIP traffic, access stimulation, and phantom traffic are due April 1, 2011 and April 18, 2011, respectively. Comments and replies regarding comprehensive intercarrier compensation reform are due April 18, 2011 and May 23, 2011, respectively. We cannot predict what, if any, actions the FCC will take, when it may act or the effect this will have on our future financial results.

Universal Service Administrative Corporation.  The Universal Service Administrative Company (“USAC”) performed an audit of the Company’s compliance with universal service contribution reporting obligations in connection with services provided during 2007. The Company received the final audit report on November 2, 2010 and subsequently appealed the USAC final audit decision to the FCC. On March 1, 2011, USAC sought guidance from the FCC relating to one of the audit matters. The Company does not believe the impact will be material to the Company’s financial position, results of operations, cash flows or disclosures.

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

Additional State and Local Regulation

Qwest Complaints Against XO.  On June 24, 2008, Qwest Communications Corporation (“QCC”) filed a formal complaint against XO Communications Services, LLC (“XOCS”) and numerous other telecommunications providers before the Public Utilities Commission of the State of Colorado. On August 1, 2008, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Utilities Commission for the State of California. On July 2, 2009, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Service Commission for the State of New York. On December 11, 2009, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Service Commission of the State of Florida. In the complaints, QCC claimed that XOCS and the other telecommunications providers violated state statutes and regulations and, in certain cases the provider’s respective tariffs, subjecting QCC to unjust and unreasonable rate discrimination in connection with the provision of intrastate access services. On August 1, 2008, September 22, 2008, August 27, 2009 and January 29, 2010, XOCS filed its answers to the Colorado, California, New York and Florida complaints, respectively, denying QCC’s claims and setting forth affirmative defenses. On August 1, 2010 the California Public Utilities Commission issued a decision dismissing Qwest’s complaint against XO and numerous other telecommunications providers. On September 1, 2010 Qwest filed a petition for rehearing of the decision. On September 16, 2010, XO and the other defendants responded to Qwest’s petition for rehearing in California. On November 16, 2010, Access Point, Inc., Lightyear Network Solutions, LLC, Navigator Telecommunications, LLC, PAETEC Communications, Inc., and US LEC of Florida, LLC filed a joint motion to dismiss Qwest’s complaint pending before the Florida Public Service Commission, and on February 22, 2011, the Florida Commission denied the motion. On February 23, 2011, an Administrative Law Judge issued a recommended decision partially dismissing and partially granting Qwest’s complaint pending before the Colorado Public Utilities Commission. The likely outcomes of the proceedings pending before the commissions in Colorado, California, New York and Florida are not known at this time.

Glossary

In order to assist the reader in understanding certain terms relating to the telecommunications industry that are used in this report, a glossary is included.

3G.  The third generation of mobile phone standards and technology. 3G technology enables network operators to offer users a wider range of more advanced services while achieving greater network capacity through improved spectral efficiency. Services include wide-area wireless voice telephony and broadband wireless data, all in a mobile environment. Typically, they provide service at 5 – 10 megabits per second.

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

Dense Wave Division Multi-plexing, or DWDM.  A means of increasing the capacity of fiber-optic data transmission systems through the multiplexing of multiple wavelengths of light.

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

Gigabit Ethernet, or GE.  A Copper or fiber-based Ethernet network service, connection or port operating at one billion bits per second.

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

Local Multipoint Distribution System, or LMDS.  A broadband wireless access technology that commonly operates on microwave frequencies in the 28 GHz – 31 GHz range, as well as 39 GHz and other common carrier spectrum in the 6 GHz, 11 GHz and 18 GHz bands.

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

OC-192.  A data communications circuit capable of transmitting data at approximately 9.9 Gbps.

Peering.  The commercial practice under which ISPs exchange traffic with each other.

Point-of-Presence, or POP.  Collocation centers located centrally in an area where telecommunications traffic can be aggregated for transport and distribution.

Private Bank eXchange, or PBX.  An in-house telephone switching system that connects office telephones with each other as well as to the outside PSTN. IP PBXs support VoIP by converting them into traditional circuit-switched TDM connections.

Private Line Dedicated Transport Services, or Private Line.  A private, dedicated telecommunications link between different customer locations.

Provider Edge.  A Provider Edge (PE) router or switch is service provider equipment that terminates customer access circuits and provides packet network ingress and egress functionality such as rate shaping, policing, packet classification and on the like. PE routers typically connect to larger Provider (P) routers that carry large traffic aggregates across the wide area. P-routers do not directly terminate customer connections.

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

Employees

As of February 28, 2011, we had 3,654 employees, including 1,682 in Business Services, 347 in Carrier Services, 50 in Small Business Services, 936 in Network Services, 346 in Information Technology, 142 in Finance and 151 in Corporate. None of our employees are represented by a labor union and we have experienced no labor-related work stoppages.

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

For each period since inception, we have incurred net losses from operations. For 2010, 2009 and 2008 our net losses from operations were $18.8 million, $47.2 million and $84.8 million, respectively. Our negative free cash flow (cash flow from operations less our capital expenditures) was $37.0 million, $50.4 million and $145.3 million for 2010, 2009 and 2008, respectively.

In 2008, after an extensive review of our business and operations with the assistance of outside advisers, we commenced an enterprise-wide transformation plan intended to enhance shareholder value through focusing on improving service delivery, accelerating broadband revenue growth, and reducing our operating costs. In conjunction with this implementation, we have invested in new network infrastructure, sought to develop new service offerings and sought to expand our customer base in high-growth markets. While this transformation plan will continue to require significant capital expenditures, we continue to believe that it is the optimal way, and perhaps the only way, for us to remain competitive in the long term with much larger telecommunications providers. In this regard, we will continue to require significant capital expenditures to enhance, maintain and operate our fiber network. We also believe that in the current economic environment and the highly competitive telecommunications industry, certain opportunities may exist today that may not recur such as, but not limited to, the acquisition of other telecommunications service providers.

On October 8, 2010, XO Communications, LLC (“XO LLC”), a wholly owned subsidiary of the Company, entered into a Revolving Promissory Note with Arnos Corp., an affiliate of Carl C. Icahn, the Chairman of the Company’s Board of Directors and majority shareholder (the “Chairman”), pursuant to which Arnos provided the Company access to a $50.0 million revolving credit facility at an annual interest rate equal to the greater of LIBOR plus 525 basis points or 6.75%. The Revolving Promissory Note includes a fee of 0.75% on undrawn amounts and initially matured on the earliest of (i) October 8, 2011, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company or certain of its affiliates in an amount equal to or greater than $50.0 million, which could include a rights offering, or (iii), at the Company’s option, a date selected by the Company that is earlier than October 8, 2011. The Company entered into the Revolving Promissory Note as it pursues long-term financing to, in part, allay potential concerns regarding the Company’s ability to invest in its transformation plan while retaining cash levels sufficient to fund its ongoing operations.

At the request of XO LLC, Arnos Corp. entered into a First Amendment to the Revolving Promissory Note with XO LLC dated as of February 11, 2011 (the “Amendment”). The Amendment extends the latest maturity date of the Revolving Promissory Note from October 8, 2011 to May 1, 2012. Accordingly, the maturity date of the Revolving Promissory Note is the earliest of (i) May 1, 2012, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company or certain of its affiliates in an amount equal to or greater than $50.0 million, and (iii), at the Company’s option, a date selected by the Company that is earlier than May 1, 2012. As of March 31, 2011, no amounts have been drawn on the Revolving Promissory Note.

On October 12, 2010, XOH announced plans to offer to holders of the Company’s common stock rights to purchase shares of a new class of non-convertible preferred stock. Through this rights offering, XOH would seek to issue up to $200.0 million of non-convertible preferred stock as a means to increase capital in our Company without diluting the ownership interests of our stockholders and without subjecting us to unduly burdensome restrictive covenants and other negative consequences associated with incurring high yield debt. Prior to any issuance of rights, the Company intends to apply for listing of XOH common stock on the Nasdaq Global Market. The Company’s application for the Nasdaq listing of XOH common stock would follow a one-for-twenty reverse split of the Company’s common stock intended to bring the share price to the level required for Nasdaq listing. There can be no assurance that a one-for-twenty reverse stock split would take place. There can be no assurance that a rights offering would be successful and there is no assurance that the application for listing of XOH common stock on Nasdaq would be accepted. If a listing application is not accepted, the Company could still proceed with a rights offering (subject to any applicable state law restrictions) with the intention that XOH common stock would continue to be quoted on the Over-the-Counter Bulletin Board and on the Pink Sheets under the ticker symbol “XOHO.OB”. No assurance can be given that a market for rights or a new class of preferred stock would develop.

On January 19, 2011, XOH received an offer from ACF Industries Holding Corp. (“ACF Holding”), which is an affiliate of the Chairman, to acquire, either directly or through an affiliate, ownership of 100% of XO Holdings in a transaction in which holders of common stock, other than ACF Holding and its affiliates, would receive consideration of $0.70 net per share in cash. On January 21, 2011, the Company announced the formation of a Special Committee of the Company’s Board of Directors composed of independent directors to consider, review, and evaluate the proposal. At that time, the Board of Directors delayed further action on the pending financing activities (reverse split, Nasdaq listing and rights offering) so that the Special Committee could begin its review process.

Based on our current level of operations, we believe that cash flow from operations, cash on hand, marketable securities and cash available from the Revolving Promissory Note will enable us to meet our working capital and other obligations for at least the next 12 months. However, we believe that additional capital is necessary to continue to implement our transformation plan and also give us the resources to take advantage of opportunities which may arise for strategic growth and to repay amounts, if any, outstanding when due under the terms of the Revolving Promissory Note. Our ability to fund our capital needs depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. Heretofore, we have not generated sufficient free cash flows to allow us to continue to fully fund our transformation plan or to pursue other strategic opportunities. Accordingly, we believe it will be necessary to raise additional capital. We continue to monitor the impact of macro-economic conditions on our business. Potential negative aspects include a general slowdown in the demand for telecommunications services, delayed IT and other projects that have telecommunications needs, elongated sales cycles on the part of our customers, higher involuntary churn, and delayed payments from customers.

If we are unable to raise additional capital, we may not generate sufficient funds from operations to execute our transformation plan or to pursue other strategic opportunities. Consequently, we may be required to delay or reduce the scope of our capital expenditure activities, eliminate certain expenditures on long-term initiatives and/or implement cash preservation measures. In such a capital restricted situation, we may be forced to sell assets or securities or raise capital on an untimely or unfavorable basis, including through the issuance of securities that are senior to all current securities.

We may seek additional financing to acquire capital assets in support of our operations, to capitalize on opportunities which may arise to enhance our competitive position, or for general corporate purposes.

Whether or not the rights offering occurs or whether or not it is fully subscribed, we may seek additional financing (debt or equity) to operate and grow our business, including, without limitation, the possibility of an additional rights offering, including for securities that are senior to all current securities. There can be no assurance that such financing will be available on terms acceptable to us or at all. If available financing is limited or we are forced to fund our operations at a higher cost, we may need to curtail our business activities or increase our cost of financing, both of which could have an adverse effect on our operating results and financial condition.

The continuing effects of recent economic conditions could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including the recent recession in the United States and the ongoing uncertainty affecting the banking system and financial markets, could negatively affect our business. Although it is difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of, and customer demand for, some of our products and services and could cause customers to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. Additionally, our business is dependent on third-party suppliers for hardware, software and services integral to our business. If these suppliers encounter financial difficulties, their ability to supply hardware, software and services to us may be curtailed. If we are unable to quickly identify suitable alternatives, we may incur significant additional costs or may not be able to provide certain products or services to customers. For these reasons, among others, if the current economic conditions persist or worsen, this could adversely affect our operating results and financial condition.

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

If any of the above referenced third parties fail to fully perform their obligations, were to experience significant reduction in quality, or terminate their agreements with us, such actions could increase our capital and operating expense outlays and negatively impact our results of operations. Furthermore, our network is made up of hardware and software provided by various third parties, including Cisco, Juniper, Nortel, Sonus, and Broadsoft. We are continually adding new hardware and software into our network as we expand or replace older equipment. In addition, we receive periodic hardware and software updates from our vendors. To operate effectively, all the various network elements must operate smoothly. Although we test new equipment before we add it to our network, there can be no assurance testing will identify all potential problems. To the extent that problems arise from third party hardware or software including interoperability with other network elements, the performance of our network may diminish.

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

If any of the above referenced third parties fail to fully perform their obligations, were to experience significant reduction in quality, or terminate their agreements with us, such actions could increase our capital and operating expense outlays and negatively impact our results of operations. We may not be able to locate alternative providers of such services or do so at economical rates.

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

We need interconnection agreements with ILECs in order to connect our customers to the Public Switched Telephone Network. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on economically viable terms, it could adversely affect our ability to provide services in the affected markets or our ability to provide services on a price-competitive basis. We maintain peering agreements with various ISPs that allow us to exchange internet traffic with these providers. These exchanges are made under short-term contracts and may be made without the payment of settlement charges by either party (“settlement-free peering”) or may specify the payment of fees by one party to the other (“paid peering”). In the future, ISPs may change the terms of these peering relationships; including reducing or eliminating peering relationships, establishing more restrictive criteria for settlement-free peering, or imposing new or larger fees. Increases in costs associated with the exchange of internet traffic could adversely affect our margins for internet based services. We may not be able to renegotiate or maintain peering arrangements on economically viable terms, which could impair our growth and performance.

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

Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. The FCC granted renewal of all 90 of our LMDS licenses that were up for renewal in 2008 for another 10 year term until 2018. On December 22, 2010, the FCC renewed all 10 of our 39 GHz licenses that were up for renewal in 2010 for another 10 year term until 2020. In order to secure renewal of our LMDS and 39 GHz licenses, we must generally be in compliance with all relevant FCC rules and demonstrate that we are providing “substantial service” in our licensed areas. The FCC has granted our extension request to demonstrate substantial service until June 1, 2012 for 48 of our LMDS licenses and for all 10 of our 39 GHz licenses. Substantial service showings for our remaining 43 LMDS licensed markets have been approved by the FCC. Failure to demonstrate substantial service in any licensed market could have an adverse effect on our operations and financial results. While management expects that we will be able to secure FCC approval of any substantial service filings in relation to the 48 LMDS licenses and all 10 of our 39 GHz licenses for which we received an extension until 2012 to demonstrate substantial service, there is no assurance that we will receive such FCC approvals.

Risks Related to Competition and our Industry

The telecommunications industry is highly competitive, and has experienced the consolidation of many existing competitors and the introduction of significant new competitors. If we are not able to successfully compete against existing and new competitors, our financial condition could be materially and adversely affected.

The communications industry is highly competitive. We compete with AT&T, Verizon, Qwest Communications, Level 3 Communications, other ILECs and CLECs, cable operators and a host of other competitors in the provision of network services. Many of these competitors generate greater revenue, and possess significantly greater assets and financial resources than us, especially in light of mergers between AT&T and SBC, Verizon and MCI, and AT&T and Bell South. The significant financial resources of our larger competitors enable greater capability in deploying new technologies, new product offerings and enhanced service levels. In addition, we expect increased competition from the entry of non-traditional telecommunications companies, such as cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end users, into our metropolitan markets. If we are not able to successfully compete against our larger competitors and the new entrants into the telecommunications market, our financial condition and results of operations could be materially and adversely affected.

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

As a result of increasing competitive forces, including technological advances, service providers have reduced the prices charged for network services in recent years. Additionally, in light of past and potential future industry consolidations we face significant price and service competition with respect to our network services from these incumbents, which are the largest incumbent carriers in the United States, as well as from many other large telecommunications service providers that are the dominant competitors in all of our service areas. We expect to continue experiencing downward pricing pressure with respect to our network service offerings. Our ability to reduce prices in response to competitive pressures may be limited by our reliance on some of our principal competitors to provide key network elements that we need to provide network services, our ability to successfully deploy technologies that improve our network operating efficiencies, and our ability to continue to drive other cost structure improvements. If we are unable to competitively price our services to meet marketplace demand, we could experience adverse effects on revenues, future cash flows, growth and profitability.

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

We have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal, or other factors, which could materially and adversely affect our revenue and results of operations.

We have substantial business relationships with several large telecommunications carriers for whom we provide wireless, local and long distance transport services. However, as of December 31, 2010, we did not have any individual customers who generated more than ten percent of our total revenue. The highly competitive environment and the industry consolidation in the long distance and wireless markets has challenged the financial condition and growth prospects of some of our carrier customers, and has caused such carrier customers to optimize the telecommunications capacity that they use among competing telecommunications services providers’ networks, including ours. Replacing this revenue may be difficult because individual enterprise and small to medium business customers tend to place smaller service orders than our larger carrier customers. In addition, pricing pressure on services that we sell to our carrier customers may challenge our ability to grow revenue from carrier customers. As a result, if our larger carrier customers terminate the services they receive from us, our revenues and results of operations could be materially and adversely affected.

We may not be able to maintain favorable terms for our leased fiber or maintenance agreements.

We possess rights to the fiber that is included in our networks, particularly in our inter-city network, through long-term leases or IRU agreements. Additionally, we rely on third parties, including other carriers, to perform certain maintenance and repair network services for us. An inability to continue these relationships and to renew these agreements under similar terms, or to find suitable alternative solutions, could negatively impact our network and increase related costs and expenses, make it more difficult to provide competitively-priced services to our customers, increase our capital and operating expense outlays and, ultimately, adversely affect our operating results.

Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices, which could impair our results.

New technologies and regulatory changes are blurring the distinctions between traditional and emerging telecommunications markets. Additionally, some of our biggest competitors have been freed from certain regulatory requirements that required such competitors to make certain elements of their networks available to CLECs on just, reasonable, and non-discriminatory rates, terms and conditions. Furthermore, the increasing importance of data services has focused the attention of most telecommunications companies on this growing sector. This increased competition could impair our prospects, put downward pressure on prices and adversely affect our operating results.

We are subject to comprehensive and continually evolving regulation, which could increase our costs and adversely affect our ability to implement our business plan.

XO Holdings and some of our services and facilities are regulated by the FCC, states, local zoning authorities, and other governmental entities in a regulatory environment that is becoming more challenging for CLECs. These regulators routinely conduct rulemaking proceedings and issue interpretations of existing rules. These regulatory proceedings could impose additional obligations on us, give rights to competitors, increase our costs, and otherwise adversely affect our ability to implement our business plan. Attempts to limit the basic competitive framework of the Telecom Act could be detrimental to the successful implementation of our business plan.

Risks Related to our Common Stock

An entity owned and controlled by our Chairman is our majority stockholder.

As disclosed in amendments to the Schedule 13D filed with the SEC by the Chairman and certain affiliated entities, the Chairman beneficially owns approximately 91% of the aggregate vote of shares of XO Holdings. As a result, the Chairman has the power to elect all of our directors. Under applicable law and our Certificate of Incorporation and Bylaws, certain actions can be taken with the approval of holders of a majority of our voting stock, including mergers, sale of substantially all of our assets and amendments to our Certificate of Incorporation and Bylaws.

Future sales or issuances of our common stock could adversely affect our stock price and/or our ability to raise capital.

Future sales or issuances of substantial amounts of our common stock, or the perception that such sales or issuances could occur, could adversely affect the prevailing market price of the common stock and our ability to raise capital. As of December 31, 2010, there were 182,075,165 shares of our common stock outstanding, with additional common shares potentially issuable based on the exercise of stock options or conversion of preferred stock.

There are options outstanding to purchase 6.2 million shares of our common stock that have been reserved for issuance under the XO Communications, Inc. 2002 Stock Incentive Plan (“2002 Stock Incentive Plan”) as of December 31, 2010. Unless surrendered or canceled earlier under the terms of the 2002 Stock Incentive Plan, those options will begin to expire in 2013. In addition, the 2002 Stock Incentive Plan authorizes future grants of options to purchase our common stock, or awards of our restricted common stock, with respect to 9.5 million additional shares of our common stock.

On July 25, 2008, 555,000 shares of our Class B preferred stock were issued to affiliates of our Chairman for an aggregate purchase price of $555.0 million. These shares are convertible at the option of the holder into shares of our common stock. As of December 31, 2010, the Class B preferred stock was convertible into 438,244,214 shares of our common stock. However, pursuant to the terms of the Class B preferred stock, the number of shares of common stock into which the Class B preferred stock is convertible increases quarterly unless we elect to pay cash dividends in lieu of such accretion for any quarterly period. All of the Class B preferred stock is held by various affiliates of the Chairman. The holders of the Class B preferred stock have the right to require us to register for resale the Class B preferred stock and the shares of common stock into which it is convertible under the Securities Act, and to include such preferred stock and/or common stock in certain registration statements filed by us from time to time. As of December 31, 2010, none of the Class B preferred stock shares have been registered.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Currently our common stock is quoted on the Over-the-Counter Bulletin Board and on the Pink Sheets under the ticker symbol “XOHO.OB”. If we proceed with a rights offering, we intend to apply for listing of our common stock on the Nasdaq Global Market prior to the issuance of any rights. There is no assurance that an application for listing of our common stock would be accepted. If the listing application is not accepted, we could still proceed with a rights offering (subject to any applicable state law restrictions) and our common stock would continue to be quoted on the Over-the-Counter Bulletin Board and on the Pink Sheets under the ticker symbol “XOHO.OB”.

The trading volume of our common stock developed to date is limited by the fact that many major institutional investment funds and mutual funds, as well as many individual investors, follow a policy of not investing in Over-the-Counter Bulletin Board and/or Pink Sheets stocks and, moreover, certain major brokerage firms restrict their brokers from recommending such stocks because they are considered speculative, volatile and thinly traded. The Over-the-Counter Bulletin Board and Pink Sheets market is an inter-dealer market and is much less regulated than the major stock exchanges, and trading in our common stock is potentially subject to abuses, volatilities and shorting.

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

We do not anticipate paying dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will use all of our available cash, if any, to continue to implement our transformation plan (which includes the acquisition of capital assets in support of our operations), to take advantage of opportunities which may arise to enhance our competitive position, to repay amounts, if any, outstanding when due under the terms of the Revolving Promissory Note and for general corporate purposes. Any payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease facilities for our administrative and sales offices, central switching offices, network nodes and warehouse space in various cities throughout the United States. These leases have various expiration dates through 2024. Our corporate headquarters is located at 13865 Sunrise Valley Drive, Herndon, VA, where we occupy approximately 105,000 square feet of administrative space. We do not own any real property.

We currently have facilities in excess of our needs and have entered into various sublease agreements for our unused office and technical space in order to reduce our ongoing operating expenses regarding such space. As a result of fresh start accounting upon our emergence from bankruptcy in 2002, included in our other current liabilities and other liabilities are costs to be incurred through 2019 related to facilities that are subleased or are expected to be subleased at rates below our costs. We believe the facilities we are retaining are suitable and adequate for our business operations. For additional information regarding our obligations under leases, see Note 16 of our consolidated financial statements in Item 8 of this Annual Report.

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

Nashville Electric Service

On June 5, 2008, the Nashville Electric Service, part of Metropolitan Government of Nashville, (“NES”) served XO Communication Services, Inc. (“XOCS”) with a complaint and a motion for temporary injunction filed in Chancery Court, Davidson County, Tennessee. The dispute between NES and XOCS is based on a disagreement regarding the legality and enforceability of certain provisions of a fiber optics license agreement, commonly referred to as a “pole attachment” agreement, previously signed by NES and XOCS. The pole attachment agreement between NES and XOCS contains a provision that states XOCS would provide certificates of title to six strands of optic fiber to NES in our fiber optic bundles on poles and on conduits controlled by NES. The pole attachment agreement also contains a “gross revenue” provision that provides that XOCS would pay to NES either four percent of XOCS’ gross revenue derived from rent or sale of fiber optic network services provided on XOCS’ fiber network in Nashville, or a set per-pole fee, whichever is greater, based upon XOCS’ financial statements, which per the agreement XOCS is also allegedly obligated to provide to NES. Based upon certain court decisions in Tennessee, XOCS had previously informed NES that XOCS believed that the gross revenue and title to six strands of fiber provisions of the pole attachment agreement were contrary to law and invalid and therefore unenforceable. XOCS then invoiced NES for the use of the six fiber optic strands. XOCS has not provided title to the six strands of optic fiber (although XOCS allows NES to utilize six strands of optic fiber for its fiber network). XOCS has not provided financial statements to NES, and while XOCS is currently up to date on the payment of pole attachment fees, it has not paid to NES under the “gross revenue” provisions. The pole attachment expired in January of 2005, and NES has refused to renegotiate the terms of the pole attachment agreement, and has attempted to treat the agreement as extending from month-to-month, although no such provisions exist in the pole attachment agreement. The NES Complaint of June 5, 2008 alleges breach of contract, unjust enrichment and violation of the Tennessee Consumer Protection Act. The complaint and the motion for temporary injunctive relief also seeks specific performance of the terms of the pole attachment agreement in the form of XOCS providing certificates of title to the six strands of optic fiber, an accounting for a determination of amounts allegedly due under the gross revenue provision, and injunctive relief in the form of non-interference by XOCS with the right of NES to continue to utilize the six strands of optic fiber. On June 23, 2008, XOCS filed a notice of removal to federal court (the U.S. District Court, Middle District of Tennessee). On June 30, 2008, NES filed a motion to remand the case back to state court but that motion was denied by the Court. On July 7, 2008, XOCS filed its answer and counterclaim in federal court. The XOCS counterclaim alleges that compensation paid by XOCS to NES has been in excess of fair and reasonable compensation for access to NES’ poles and conduit, in violation of the Communications Act, the U.S. and Tennessee Constitutions (unconstitutional taking) and resulted in unjust enrichment to NES. On July 24, 2008, NES filed a partial motion to dismiss certain portions of XOCS’ counterclaim. On January 7, 2009, the Court denied NES’ motion to dismiss. In July of 2009, the parties renewed settlement discussions. On January 27, 2010, the parties signed a settlement agreement. On May 7, 2010, the parties filed a joint motion to dismiss the case with prejudice.

R2 Derivative Litigation

On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York, County of New York naming individual members of the Company’s Board of Directors and certain entities controlled by the Chairman as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009, the defendants filed a Motion to Dismiss the Complaint, which was denied on December 10, 2009. On April 23, 2010, the defendants filed an answer to the amended complaint. On May 10, 2010, the defendants filed a summary judgment motion. On February 17, 2011, R2 filed a motion to amend its complaint alleging that the rights offering announced by XOH on October 12, 2010 and the reverse stock split (the “2010 Rights Offering and Reverse Stock Split”) was unfair to minority stock holders and that ACF Holding’s proposal of January 21, 2011 to acquire all of the outstanding XOH stock not owned by ACF Holding or its affiliates for $0.70 per share (“ACF Holding’s 2011 Proposal”) was unfair as well in that it provided inadequate consideration to XOH shareholders. The amended complaint also claims that the Special Committee is not independent. Discovery in this case is ongoing. The effect of this case on the Company, if any, is not known at this time.

Hillenmeyer Derivative Litigation

On July 21, 2009, an XOH shareholder, Don Hillenmeyer, filed under seal in the Delaware Court of Chancery a Complaint titled “Verified Derivative and Class Action Complaint.” On August 6, 2009, XOH filed a redacted version of the Complaint in the Chancery Court. The Complaint names as defendants individual members of the Company’s Board of Directors and ACF Holding, an entity controlled by the Chairman, and names XOH as the nominal defendant. The Complaint challenges, among other things, ACF Holding’s proposal on July 9, 2009 (which was subsequently withdrawn) to acquire all of the outstanding XOH common shares which it did not already own, and alleges various breaches of fiduciary duties. The parties entered into a Stipulation and Order Extending Time to Answer and agreed to stay proceeding with the case until plaintiff filed an Amended Complaint. On December 15, 2009, based on plaintiff’s motion, the court entered an order dismissing that portion of the suit that sought to enjoin ACF Holding’s July 9, 2009 proposal. On January 7, 2010 the defendants filed a motion to stay or dismiss the remaining portion of the suit in favor of the NY litigation (R2 v. Icahn et al). On January 26, 2010, plaintiff filed an Amended Complaint. On February 18, 2010, defendants filed a supporting brief for its motion to dismiss. On March 26, 2010, plaintiff filed its answering brief to defendants’ motion to dismiss or stay. Defendants’ reply brief was filed on April 13, 2010. On May 28, 2010, the court dismissed the case without prejudice.

Zheng Derivative Class Action Litigation

On or about June 3, 2010, Youlu Zheng filed a class action complaint in the Supreme Court of the State of New York, County of New York against the Chairman, Carl Grivner, Adam Dell, Fredrik Gradin, Vincent J. Intrieri, Keith Meister, Robert Knauss, David S. Schechter, Peter Shea, Harold First, ACF Holding, Arnos Corporation, High River Limited Partnership, Starfire Holding Corp., and XO Holdings, Inc. alleging that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The plaintiffs request that the court rescind the July 2008 financing transaction, award compensatory damages to the class of plaintiffs, award the plaintiff expenses, costs and attorneys’ fees, and impose a constructive trust in favor of the plaintiff and the class upon benefits improperly received by the defendants. On July 25, 2010, the plaintiffs filed an amended complaint. Defendants filed an answer to the amended complaint on September 23, 2010. On December 21, 2010, plaintiffs requested that the court permit them to again amend their complaint to include the 2010 Rights Offering and Reverse Stock Split. On January 5, 2011, defendants filed an opposition to the class certification. Then, on January 28, 2011, plaintiffs filed another request to amend their complaint, this time requesting that the court enjoin the defendants from proceeding with ACF Holding’s 2011 Proposal. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Henzel Class Action Complaint

On or about January 26, 2011, Henzel, on behalf of herself and others similarly situated, filed a class action complaint in the Court of Chancery of the State of Delaware against XO Holdings, Inc., the Chairman, Carl Grivner, Vincent Intrieri, Harold First, Daniel Ninivaggi, Fredrik Gradin, Robert Knauss, and David Schechter alleging that XOH and its Board of Directors breached their fiduciary duties of loyalty, good faith, candor, and due care. The plaintiffs allege that the defendants failed to adequately consider ACF Holding’s 2011 Proposal. The plaintiffs seek to enjoin this transaction. The case under consideration and the effect of this case on the Company, if any, is not known at this time.

Murphy Class Action Complaint

On or about January 28, 2011, Murphy filed a shareholder class action complaint in the Supreme Court of the State of New York, County of New York against XO Holdings, Inc., the Chairman, Carl Grivner, Vincent Intrieri, Harold First, Daniel Ninivaggi, Fredrik Gradin, Robert Knauss, David Schechter, and ACF Holding, alleging that the individually named defendants breached their fiduciary duties by failing to engage in an honest and fair sale process and failure to disclose material information to the class concerning ACF Holding’s 2011 Proposal; and that the Chairman, XOH, and ACF Holding aided and abetted the Board’s breach of fiduciary duties. The plaintiff asks the court to direct defendants to carry out their fiduciary duties; to declare that the defendants committed a gross abuse of trust; and to enjoin the consummation of the proposed transaction. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Fast Class Action Complaint

On February 11, 2011, Fast filed a class action complaint in the Delaware Court of Chancery against XO Holdings. Inc., ACF Holding, the Chairman, Carl Grivner, Vincent Intrieri, Harold First, Daniel Ninivaggi, Fredrik Gradin, Robert Knauss, and David Schechter alleging that the individually named defendants breached their fiduciary duties of loyalty and care by abandoning the 2010 Rights Offering and Reverse Stock Split in favor of ACF Holding’s 2011 Proposal. The complaint also challenges the independence of the Special Committee and the application of the provision contained in the July 2008 Stock Purchase Agreement entered into by XOH and certain affiliates of the Chairman in connection with the issuance and sale of Series A and B Preferred Stock to affiliates of the Chairman and which places certain restrictions on the Chairman’s ability to effect a transaction that would result in the Chairman obtaining a 90% ownership share in XOH unless such transaction were approved by a special committee of disinterested directors (the “Standstill Provision”). Plaintiff also asks the Court to enjoin the consummation of ACF Holding’s 2011 Proposal until the transaction’s “financial and procedural unfairness” is rectified; asks the Court to declare that Special Committee process in the Standstill Provision does not satisfy the entire fairness requirement; and asks the court to declare that the Special Committee is incapable of reviewing ACF Holding’s 2011 Proposal. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Borden Class Action Complaint

On February 25, 2011, Borden filed a class action complaint in the Court of Chancery of the State of Delaware against XO Holdings, Inc., the Chairman, Carl Grivner, Robert Knauss, Harold First, Fredrik Gradin, Vincent Intrieri, David Schechter, Daniel Ninivaggi, and ACF Holding on behalf of the public stockholders of XOH. The complaint alleges various breaches of fiduciary duties by defendants related to ACF Holding’s 2011 Proposal including allegations that the Special Committee lacked independence to consider and review ACF Holding’s 2011 Proposal and that defendants placed personal interests of the individual board members and/or the interests of the Chairman ahead of the interests of the shareholders. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

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

Quarter	2010		2009
	High	Low	High	Low
First	$0.79	$0.54	$0.21	$0.14
Second	$0.81	$0.61	$0.48	$0.15
Third	$0.68	$0.58	$0.73	$0.27
Fourth	$0.72	$0.57	$0.81	$0.46

Holders

As of March 10, 2011, there were 132 stockholders of record of XOH’s common stock.

Dividends

We have never paid any cash dividend and do not intend to pay any cash dividend in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information regarding XOH’s equity compensation plans as of December 31, 2010:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders(1)	6,150,368	$5.00	9,467,084
Equity compensation plans not approved by stockholders	—	—	—
Total	6,150,368	$5.00	9,467,084

(1)	Includes options issued pursuant to two separate components of the 2002 Stock Incentive Plan: the 2003 Employee Retention and Incentive Plan and the 2003 Annual Bonus Plan.

For information regarding compensation plans under which equity securities are authorized for issuance, see Note 12 of our consolidated financial statements in Item 8 of this Annual Report.

Stock Performance Graph

The graph compares the cumulative total return of our common stock for the five year period from 2005 through 2010 with the Nasdaq Telecommunications Index and the Nasdaq Composite Index for US Companies. The graph assumes that the value of the investment was $100 on December 31, 2005 and that all dividends and other distributions were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among XO Holdings Inc, the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

In previous years (through 2008), we used the NASDAQ Stock Market (US Companies) Index provided by a third party vendor. It has come to our attention that since 2006 this index has not been recognized by NASDAQ and has been replaced by the NASDAQ Composite Index which we will use going forward.

	12/05	12/06	12/07	12/08	12/09	12/10
XO Holdings Inc	100.00	236.26	113.74	9.07	32.42	37.91
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Telecommunications	100.00	131.50	146.22	85.43	118.25	129.78

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations and cash flow data set forth below for 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 are derived from XOH’s audited consolidated financial statements which are included in Item 8 of this Annual Report. The statement of operations and cash flows data for 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 are derived from audited consolidated financial statements of XOH not included in this Annual Report.

Our loss from operations, net income (loss), net loss allocable to common shareholders and net loss allocable to common shareholders per common share for 2010, 2009, 2008, 2007 and 2006 were materially affected by certain items which affect the comparability of the information presented with other years’ results. See explanations below.

Selected annual financial data for XOH is summarized in the following table (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenue	$1,529,241	$1,521,288	$1,477,610	$1,428,665	$1,416,843
Loss from operations	(18,762)	(47,232)	(84,813)	(110,137)	(113,697)
Net (loss) income(a)	(11,842)	21,835	(75,281)	(117,355)	(131,890)
Net loss allocable to common shareholders(a)	(85,114)	(57,807)	(117,075)	(131,624)	(145,376)
Net loss allocable to common shareholders per common share, basic and diluted(b)	(0.47)	(0.32)	(0.64)	(0.72)	(0.80)
Balance Sheet Data:
Cash, cash equivalents and marketable securities(c),(d),(e)	69,811	364,479	373,895	108,960	170,983
Total assets	1,133,429	1,409,758	1,375,984	1,090,126	1,131,221
Long-term obligations(e)	—	—	—	377,213	336,650
Class A convertible preferred stock(d)	—	255,011	259,948	244,811	230,542
Class B convertible preferred stock(e)	658,982	614,912	573,795	—	—
Class C perpetual preferred stock(e)	249,312	223,958	200,877	—	—
Total stockholders’ (deficit) equity	(193,578)	(107,653)	(58,469)	33,813	164,015
Statement of Cash Flow Data:
Net cash provided by operating activities	174,735	148,541	71,614	139,534	97,657
Net cash used in investing activities(c)	(204,651)	(16,827)	(293,596)	(193,062)	(103,455)
Net cash provided by (used in) financing activities(e)	(263,612)	(25,302)	370,654	(6,960)	(2,477)

(a)	2010 included a $5.4 million gain related to the settlement agreement associated with our holding of Global Crossing debt securities and a $20.0 million impairment charge related to our LMDS licenses. 2009 included a $53.3 million gain from the sale of marketable securities, a $5.8 million gain related to the settlement agreement associated with our holding of Global Crossing debt securities and an $8.2 million impairment charge related to our LMDS licenses. 2008 included a $35.9 million investment gain from the settlement of litigation related to our holding of Allegiance debt securities, partially offset by a $20.9 million non-cash impairment of marketable securities. 2007 included $21.5 million of investment income from settlements of legal matters related to our holding of Global Crossing debt securities.

(b)	2010 included $0.03 per share from the $5.4 million gain related to the settlement agreement associated with our holding of Global Crossing debt securities and $(0.11) per share from the $20.0 million impairment charge related to our LMDS licenses. 2009 included $0.29 per share from the $53.3 million gain of the sale of marketable securities and $(0.05) per share from the $8.2 million impairment charge related to our LMDS licenses. 2008 included $0.20 per share from the settlement of litigation related to our holding of Allegiance debt securities, partially offset by a $0.11 per share non-cash impairment of marketable securities. 2007 included $0.12 per share from settlements of legal matters related to our holding of Global Crossing debt securities.
(c)	2010 included a $5.4 million gain related to the settlement agreement associated with our holding of Global Crossing debt securities. 2009 included investment gains of $53.3 million related to the sale of marketable securities and $5.8 million related to the settlement agreement associated with the Company’s holding of Global Crossing debt securities. 2008 included $137.2 million of payments for marketable securities purchases, partially offset by $57.4 million received from the settlement of litigation related to our holding of Allegiance debt securities. 2007 and 2006 included $21.5 million and $12.7 million, respectively, of investment income from settlements of legal matters related to our holding of Global Crossing debt securities.
(d)	2010 included the Company’s redemption of the remaining shares of Class A preferred stock at an aggregate redemption price of $258.9 million. 2009 included the Company’s redemption and retirement of 304,314 shares of Class A preferred stock at an aggregate purchase price of approximately $18.4 million.
(e)	2008 included proceeds of $75.0 million from the issuance of a promissory note to a related party. Subsequently, in 2008, 0.8 million shares of Class B convertible preferred stock and Class C perpetual preferred stock were issued to affiliates of the Chairman resulting in repayment of all our promissory note and credit facility and net cash provided by financing activities of $307.0 million.

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

Executive Summary

We are a leading nationwide facilities-based competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to business customers, government agencies, telecommunications carriers and service and internet content providers. We strive to be the trusted, high-value provider of broadband solutions to mid-market, enterprise and carrier customers. The items we believe differentiate us from the competition include our nationwide high-capacity network, advanced IP and converged communications services, broadband wireless capabilities, consistent competitive pricing strategy and a responsive, customer-focused orientation. We offer customers a broad range of managed voice, data and IP services in more than 85 metropolitan markets across the United States. While we, like other providers, continue to face short term challenges, we continue to remain bullish on the long term potential for the Company.

In 2008, after an extensive review of our business and operations with the assistance of outside advisers, we commenced an enterprise-wide transformation plan intended to enhance shareholder value through focusing on improving service delivery, accelerating broadband revenue growth and reducing our operating costs. In conjunction with this initiative, we have invested in new network infrastructure, developed new service offerings and expanded our customer base in high-growth markets. While this transformation plan will continue to require significant capital expenditures, we continue to believe that it is the optimal, and perhaps the only, way for us to remain competitive in the long term with much larger telecommunications providers. In this regard, we will continue to require significant capital expenditures to enhance, maintain and operate our fiber network.

On October 8, 2010, we entered into a Revolving Promissory Note (the “Promissory Note”) with Arnos Corp., an affiliate of Carl C. Icahn, the Chairman of our Board of Directors and majority shareholder, (the “Chairman”), pursuant to which Arnos Corp. provided access to a $50.0 million revolving credit facility at an annual interest rate equal to the greater of LIBOR plus 525 basis points or 6.75%. The Promissory Note includes a fee of 0.75% on undrawn amounts and initially matured on the earliest of (i) October 8, 2011, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us or certain of our affiliates in an amount equal to or greater than $50.0 million, or (iii), at our option, a date selected by us that is earlier than October 8, 2011.

On February 11, 2011, at our request, we and Arnos Corp. entered into a First Amendment to the Revolving Promissory Note (the “Amendment”). The Amendment extends the latest maturity date of the Promissory Note from October 8, 2011 to May 1, 2012. Accordingly, the maturity date of the Promissory Note is the earliest of (i) May 1, 2012, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us or certain of our affiliates in an amount equal to or greater than $50.0 million, and (iii), at our option, a date selected by the us that is earlier than May 1, 2012. As of March 31, 2011, no amounts have been drawn on the Promissory Note.

On October 12, 2010, we announced plans to offer to holders of our common stock rights to purchase shares of a new class of non-convertible preferred stock. Through this rights offering, we would seek to issue up to $200.0 million of non-convertible preferred stock. Prior to the issuance of any rights, we may apply for listing of our common stock on the Nasdaq Global Market. Any application for the Nasdaq listing of our common stock would follow a one-for-twenty reverse split of our common stock intended to bring the share price to the level required for Nasdaq listing. There is no assurance that a one-for-twenty reverse split will take place or that any application for listing of our common stock on Nasdaq would be accepted. If the listing application is not accepted, we could still proceed with a rights offering (subject to any applicable state law restrictions) with the intention that our common stock would continue to be quoted on the Over-the-Counter

Bulletin Board and on the Pink Sheets under the ticker symbol “XOHO.OB”. No assurance can be given that a market for any rights or any new class of preferred stock would develop.

On January 19, 2011, we received an offer from ACF Industries Holding Corp., which is an affiliate of the Chairman, to acquire, either directly or through an affiliate, ownership of 100% of XO Holdings in a transaction the exact form of which would be determined jointly. Under the proposal, holders of common stock, other than ACF Holding and its affiliates, would receive consideration of $0.70 net per share in cash. On January 21, 2011, we announced the formation of a Special Committee of our Board of Directors composed of three independent directors to consider, review, and evaluate the proposal. At that time, the Board of Directors delayed further action on the pending financing activities (reverse split, Nasdaq listing and rights offering) so that the Special Committee could begin its review process. On March 5, 2011 Mr. First, a member of the Company’s Board of Directors and the Special Committee, resigned from the Special Committee.

We continue to monitor various alternatives to obtain additional capital. While we intend to explore every alternative, including high yield debt, we continue to believe that an issuance of high yield debt would be deleterious to XOH for the following reasons: 1) the high cost of such debt would negatively affect our ability to compete in the current highly competitive telecommunications environment; and 2) the burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such environment.

Based on our current level of operations, we believe that cash flow from operations, cash on hand, marketable securities and cash available from the Revolving Promissory Note will enable us to meet our working capital and other obligations for at least the next 12 months. However, we believe that additional capital, including cash available under the Promissory Note, is necessary to continue to implement our transformation plan and also give us the resources to take advantage of strategic growth opportunities. Our ability to fund our capital needs depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. Heretofore, we have not generated sufficient free cash flows to allow us to continue to fully fund our transformation plan or to pursue other strategic opportunities. Accordingly, we believe it will be necessary to raise additional capital.

We continue to monitor the impact of macro-economic conditions on our business. Potential negative aspects include a general slowdown in the demand for telecommunications services, delayed IT and other projects that have telecommunications needs, elongated sales cycles on the part of our customers, higher involuntary churn and delayed payments from customers.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We continually evaluate the estimates we use to prepare the consolidated financial statements and update those estimates as necessary. In general, our estimates are based on historical experience, on information from third party professionals and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.

The following list is not intended to be a comprehensive list of all of our accounting policies but are considered to be the most critical in that they involve significant judgment and estimates. Our significant accounting policies are described in Note 2 to our consolidated financial statements in Item 8 of this Annual Report.

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

A specific reserve requirement review is performed on customer accounts with larger balances. An additional reserve requirement review is performed on accounts not subject to specific review using several factors, including the length of time individual receivables are past due, historical collection experience, the economic and competitive environment and changes in the creditworthiness of our customers. We can and have experienced significant month-to-month changes in reserve level requirements. If circumstances relating to financial viability of significant customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer relevant, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we would adjust our valuation allowance in the period the new information is known. Any material change in the financial status of any one or group of customers could have a material adverse effect on our results of operations, financial position or cash flows.

Cost of Service

Cost of Service — Telecommunications Services include expenses for customer loop, interconnect access and transport services paid to third-party telecommunications providers. We accrue for the expected cost of services obtained from third-party telecommunications providers during the period the services are rendered.

It is common for invoices received from the third-party telecommunications providers to include items which result in disputes due to billing discrepancies. We perform monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of the bills, comparing billing rates used with contractual billing rates, evaluating the trends of invoiced amounts by vendors and reviewing the types of charges being processed. If we believe we have been billed inaccurately, we accrue costs for disputed invoices based on the last 24 months of historical trends for resolutions of similarly disputed items. If we ultimately settle a disputed amount for an amount which is different than the accrual, we recognize the difference in the period in which the settlement is finalized as an adjustment to cost of service. We believe that our accounting policy is designed to properly assess dispute accruals for third-party telecommunications costs, however, changes to the estimates used in our calculation could result in a material impact on our Consolidated Statement of Operations.

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss can be reasonably estimated. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimatable due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information regarding all of our legal proceedings and loss contingencies, see Note 16 of our consolidated financial statements in Item 8 of this Annual Report.

Property and Equipment

We annually evaluate the estimated useful lives used to depreciate our assets. When performing this assessment we consider (i) our historical usage and future planned use of the assets, (ii) the views of experts within and outside of XOH, (iii) the impact of technological advances and (iv) trends in the industry on the value and useful lives of our network assets. Such criteria include the valuation of similar assets within the industry and information gathered from manufacturers and other market participants. While we believe our current estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may cause additional changes to future depreciation expense. As a result of an evaluation, we changed the estimated useful life of certain network equipment which resulted in an increase of $4.2 million to depreciation expense during 2009. No significant revisions were made as a result of evaluations made in 2010 or 2008.

Impairment of Long-lived Assets

We assess the possible impairment of equipment and other assets held for use whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. The assessment includes comparing estimated future undiscounted cash flows with the carrying values of the assets. This analysis requires management to make subjective assessments of factors including future cash flows, holding periods of assets and capitalization rates. In the event that there are changes in the planned use of these assets or our expected future undiscounted cash flows are reduced significantly, the assessment of our ability to recover the carrying value of these assets in the future could change. There were no impairments of our long-lived assets held for use recorded during 2010, 2009 or 2008.

Goodwill and Indefinite-Lived Intangible Assets

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

The Company performed its annual impairment evaluation of goodwill and indefinite-lived intangible assets as of October 1, 2010 and determined that the fair value of the LMDS licenses was less than the carrying value. Accordingly, LMDS licenses with a carrying amount of $27.5 million were written down to their fair value of $7.5 million, resulting in an impairment charge of $20.0 million. The Company also concluded that no impairment was required of its goodwill. The Company performed an impairment evaluation of our LMDS licenses during the second quarter of 2009 as a result of integrating our Nextlink segment into our existing product offerings. Based on the results of this evaluation, we recorded an impairment charge of $8.3 million. There were no additional impairments of goodwill or indefinite-lived assets as of December 31, 2009 or 2008. Although we believe our accounting policies are designed to properly analyze our goodwill and indefinite-lived intangible assets for impairment, if actual results are not consistent with our assumptions and estimates, we may be required to record additional impairment charges in future periods.

Results of Operations

The following tables contain certain data from our Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	% of Consolidated Revenue	2009	% of Consolidated Revenue	Change
					Dollars	Percent
Revenue	$1,529,241	100.0%	$1,521,288	100.0%	$7,953	0.5%
Cost and expenses
Cost of service*	869,370	56.8	879,979	57.8	(10,609)	(1.2)%
Selling, general and administrative	469,120	30.7	489,427	32.2	(20,307)	(4.1)%
Depreciation and amortization	183,732	12.0	180,144	11.8	3,588	2.0%
Impairment of LMDS licenses	20,000	1.3	8,282	0.5	11,718	141.5%
Loss on disposal of assets	5,781	0.4	10,688	0.7	(4,907)	(45.9)%
Total cost and expenses	1,548,003	101.2	1,568,520	103.0	(20,517)	(1.3)%
Loss from operations	(18,762)	(1.2)	(47,232)	(3.1)	28,470	(60.3)%
Interest income	212	—	11,844	0.8	(11,632)	(98.2)%
Investment gain, net	6,846	0.4	59,986	3.9	(53,140)	(88.6)%
Interest expense, net	(329)	—	(1,568)	(0.1)	1,239	(79.0)%
Net (loss) income before income taxes	(12,033)	(0.8)	23,030	1.5	(35,063)	(152.2)%
Income tax benefit (expense)	191	0.0	(1,195)	(0.1)	1,386	(116.0)%
Net (loss) income	(11,842)	(0.8)	21,835	1.4	(33,677)	(154.2)%
Preferred stock accretion	(73,272)	(4.8)	(79,642)	(5.2)	6,370	(8.0)%
Net loss allocable to common shareholders	$(85,114)	(5.6)%	$(57,807)	(3.8)%	$(27,307)	(47.2)%

	2009	% of Consolidated Revenue	2008	% of Consolidated Revenue	Change
					Dollars	Percent
Revenue	$1,521,288	100.0%	$1,477,610	100.0%	$43,678	3.0%
Cost and expenses
Cost of service*	879,979	57.8	871,445	58.9	8,534	1.0%
Selling, general and administrative	489,427	32.2	497,616	33.7	(8,189)	(1.6)%
Depreciation and amortization	180,144	11.8	189,228	12.8	(9,084)	(4.8)%
Impairment of LMDS licenses	8,282	0.5	—	—	8,282	NM
Loss on disposal of assets	10,688	0.7	4,134	0.3	6,554	158.5%
Total cost and expenses	1,568,520	103.0	1,562,423	105.7	6,097	0.4%
Loss from operations	(47,232)	(3.1)	(84,813)	(5.7)	37,581	(44.3)%
Interest income	11,844	0.8	7,398	0.5	4,446	60.1%
Investment gain, net	59,986	3.9	19,187	1.3	40,799	212.6%
Interest expense, net	(1,568)	(0.1)	(21,322)	(1.5)	19,754	(92.6)%
Other income	—	—	257	—	(257)	(100.0)%
Net income (loss) before income taxes	23,030	1.5	(79,293)	(5.4)	102,323	(129.0)%
Income tax (expense) benefit	(1,195)	(0.1)	4,012	0.3	(5,207)	(129.8)%
Net income (loss)	21,835	1.4	(75,281)	(5.1)	97,116	(129.0)%
Preferred stock accretion	(79,642)	(5.2)	(41,794)	(2.8)	(37,848)	90.6%
Net loss allocable to common shareholders	$(57,807)	(3.8)%	$(117,075)	(7.9)%	$59,268	(50.6)%

*	Exclusive of depreciation and amortization expense

NM — not meaningful

Revenue — 2010 Compared to 2009

Total revenue for 2010 increased 0.5% compared to the prior year. We experienced continued growth in our Broadband Service offerings offset by continued declines in Integrated/Voice and Legacy/Traditional Dial Modality (TDM) services. For 2011, we anticipate revenue growth comparable to that seen in 2010. Based on continued investments which leverage next-generation IP-based technologies, we expect revenue from Legacy/TDM services, as a percentage of our total revenue, will continue to decline during 2011 as our sales continue to be focused on next-generation IP-based solutions. The projections for 2011 will be sensitive to influences in a challenging macro-economic environment and regulatory climate changes.

Revenue was earned from services provided in the following categories for the years ended December 31 (dollars in thousands):

	2010	% of Revenue	2009	% of Revenue	Change
					Dollars	Percent
Broadband	$895,825	58.6%	$798,349	52.5%	$97,476	12.2%
Integrated/Voice	211,710	13.8%	271,818	17.9%	(60,108)	(22.1)%
Legacy/TDM services	421,706	27.6%	451,121	29.7%	(29,415)	(6.5)%
Total revenue	$1,529,241	100.0%	$1,521,288	100.0%	$7,953	0.5%

Broadband.  Broadband services includes products which are deployed largely using IP-enabled technologies as well as other data transmission and internet services. For the year ended December 31, 2010, we experienced continued growth in market demand for telecommunications services utilizing next-generation broadband technologies driven by strong demand for secure, low-cost IP access and a continued market demand shift away from TDM-based solutions.

This revenue growth principally resulted from increased sales of our IP-based products and services, which increased $53.4 million, or 24.0%. Specifically IP VPN, which is in its third full year, increased $35.7 million, or 74.3%, compared to 2009. As one of the relatively mature and more established products of the IP suite, IP Flex increased $17.7 million, or 14.9%, year-over-year, and it continues to show solid sequential growth.

Also driving our Broadband services growth are the data and internet products which grew $44.0 million, or 7.6%. Investments in our long haul network continue to support the $14.9 million, or 5.0%, growth of Dedicated Private Line. In addition, Ethernet and Dedicated Internet Access (DIA) had solid growth throughout 2010. Ethernet increased $14.4 million, or 30.8%, year-over-year due to continued strong demand for Ethernet-Over-Copper (EoC) which utilizes existing telephony infrastructure to deliver high-speed IP connectivity at a competitive value. DIA also continued to grow with an increase of $14.1 million, or 8.0%, in 2010 compared to 2009.

We expect that the IP-based services will continue to be central to revenue growth in 2011 and beyond. Offsetting the improvements in broadband revenue was a decline in wholesale VoIP termination from $32.7 million in 2009 to $24.2 million in 2010. This $8.4 million decline was due to targeted price adjustments implemented to improve margins. We anticipate continued downward pressure on wholesale VoIP termination revenue as we strive to improve overall margins.

Integrated/Voice.  Integrated/Voice revenue decreased by $60.1 million, or 22.1%, during the year ended December 31, 2010. This category contains more mature non IP-based bundled data and voice offerings as well as traditional Carrier Long Distance Termination (CLDT). In addition to the continuing demand shift from older integrated voice and data offerings to broadband-enabled solutions, CLDT decreased by $15.2 million, from $89.6 million in 2009 to $74.4 million in 2010. Similar to wholesale VoIP termination, the decline in CLDT was due to targeted price adjustments implemented to improve margins. We anticipate continued downward pressure on CLDT revenue as we strive to improve overall margins.

Legacy/TDM Services.  For the year ended December 31, 2010, revenue from our Legacy/TDM services category decreased $29.4 million, or 6.5%, compared to the year ended December 31, 2009. These services are comprised largely of TDM-based technology for voice-related services and we expect that market demand will continue to move away from this class of services towards IP and Broadband services.

Revenue — 2009 Compared to 2008

Total revenue for 2009 increased 3% compared to the prior year. We experienced strong growth in our Broadband services offerings. Revenue was earned from services provided in the following categories for the years ended December 31 (dollars in thousands):

	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Broadband	$798,349	52.5%	$670,616	45.4%	$127,733	19.0%
Integrated/Voice	271,818	17.9%	317,423	21.5%	(45,605)	(14.4)%
Legacy/TDM services	451,121	29.7%	489,571	33.1%	(38,450)	(7.9)%
Total revenue	$1,521,288	100.0%	$1,477,610	100.0%	$43,678	3.0%

Broadband.  For the year, Broadband services increased $127.7 million, or 19.0%, compared to 2008 reported results. Contributing to the growth in Broadband services were the IP-based products and services which increased $73.6 million, or 49.5%. As one of the relatively mature and more established products of the IP suite, IP Flex increased $21.6 million, or 22.2%, year-over-year, and it continues to show solid sequential growth. IP VPN in its second full year increased $29.4 million, or 158.8%, compared to 2008.

Also important to Broadband services growth are the data and internet products which grew $24.7 million, or 7.5%, and $29.5 million, or 15.2%, respectively. Dedicated Private Line, the largest component of Data Services, increased $19.2 million, or 6.9%. Investments in our long haul network continue to support the growth of Dedicated Private Line. Ethernet increased $12.6 million, or 36.7%, year-over-year supported by continued strong demand for EoC which utilizes existing telephony infrastructure to deliver high-speed IP connectivity at a competitive value. Low cost access utilizing EoC also supported growth in DIA of $16.9 million, or 10.6%.

Integrated/Voice.  Integrated/Voice services revenue decreased by $45.6 million, or 14.4%, compared to 2008 reported results. These products include traditional CLDT and older integrated offerings which are not IP-enabled. Customers continue to migrate away from these products to IP-enabled offerings which offer more flexibility and better value.

Legacy/TDM Services.  In 2009 revenue from Legacy/TDM services decreased $38.5 million, or 7.9%, compared to 2008. Though XO continues to offer and service these products and services, they are largely based upon TDM which is not a significant focus of marketing efforts.

Cost of Service — 2010 Compared to 2009

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

The following table summarizes our COS by component for the years ended December 31 (dollars in thousands):

	2010	% of Revenue	2009	% of Revenue	Change
					Dollars	Percent
Telecommunications services	$619,372	40.5%	$627,379	41.2%	$(8,007)	(1.3)%
Network operations	193,874	12.7%	197,652	13.0%	(3,778)	(1.9)%
Pass-through taxes	56,124	3.7%	54,948	3.6%	1,176	2.1%
Total cost of services	$869,370	56.8%	$879,979	57.8%	$(10,609)	(1.2)%

The primary factors that contributed to the year-over-year decrease in the costs related to providing Telecommunications services were a $46.8 million decrease in the rates for terminating the wholesale long distance usage due to traffic terminating to lower cost locations, as well as $41.0 million of incremental cost savings achieved through planned network optimization projects completed in 2010. Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include rehoming circuits to the nearest network POP, hubbing circuits onto the same transport facility, moving network facilities to lower cost providers, disconnection of capacity from third party providers which is no longer needed and other similar actions which vary in type, size and duration. These decreases were partially offset by the net growth of our products (including the increased sales of our Broadband services), resulting in a $45.5 million increase in related costs, and the increased volume of wholesale long distance usage resulting in an $18.8 million increase in volume related costs. Additional offset includes $17.1 million of increased costs due to less benefit from our dispute resolution efforts.

Network operations costs decreased $3.8 million from 2009 to 2010 principally due to network optimization projects. These projects increased efficiency and improved productivity, resulting in a decline in payroll and related expenses.

Pass-through taxes increased by $1.2 million from 2009 to 2010 due to an increase in pass-through tax rates, partially offset by a reduction in certain regulatory fees.

In 2011, we expect COS will decline on both a dollar and percent of revenue basis, due to a shift in our product mix, which is intended to improve overall margins.

Cost of Service — 2009 Compared to 2008

The following table summarizes our COS by component for the years ended December 31 (dollars in thousands):

	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Telecommunications services	$627,379	41.2%	$622,646	42.1%	$4,733	0.8%
Network operations	197,652	13.0%	192,379	13.0%	5,273	2.7%
Pass-through taxes	54,948	3.6%	56,420	3.8%	(1,472)	(2.6)%
Total cost of services	$879,979	57.8%	$871,445	58.9%	$8,534	1.0%

The primary factors that contributed to the year-over-year increase in the costs related to providing Telecommunications services were the net growth of our products (including the increased sales of our Broadband services), resulting in a $50.7 million increase in related costs, and the increased volume of wholesale long distance usage resulting in a $17.4 million increase in related costs. These increases were partially offset by a $19.5 million decrease in the cost of terminating the wholesale long distance usage due to traffic terminating to lower cost locations. Additional offsets include $40.9 million of incremental cost savings achieved through planned network optimization projects completed in 2009 and $5.0 million of decreased costs due to improved results from our dispute resolution efforts.

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

Selling, General and Administrative — 2010 Compared to 2009

Selling, general and administrative expense (“SG&A”) includes expenses related to payroll, commissions, sales and marketing, information systems, general corporate office functions and collection risks. SG&A decreased in 2010 as payroll and related expenses were $10.1 million lower than in 2009 primarily due to changes in employee benefit programs and increased efficiency. Additionally, contractors and professional services decreased by approximately $6.2 million year-over-year, mostly due to realized cost reductions from our prior year investment in transformation initiatives.

SG&A as a percentage of revenue decreased to 30.7% for 2010 from 32.2% for 2009. This improvement was principally driven by our continued focus on attaining improved efficiencies. We plan on continuing to invest in the resources and infrastructure necessary to help grow and support our business units during 2011 while continuing to realize cost savings. Our goal during 2011 is to further decrease SG&A as a percentage of revenue through our continued efforts to improve efficiencies and lower costs.

Selling, General and Administrative — 2009 Compared to 2008

SG&A decreased in 2009 as payroll and related expenses were $7.4 million lower than in 2008 as a result of headcount reductions and changes in employee benefit programs. Sales and marketing cost reductions of $4.5 million further decreased SG&A in 2009. In addition, office related expenses decreased by approximately $5.9 million year-over-year, mostly due to increased sublease income and changes in our estimated liability related to expected technical site decommissioning costs. Offsetting these 2009 decreases in SG&A expense, legal expenses in 2008 were reduced by $9.8 million due to favorable developments in ongoing litigation.

SG&A as a percentage of revenue decreased to 32.2% for 2009 from 33.7% for 2008. This improvement was principally driven by our continued execution on our initiatives to increase revenue growth, while improving our internal cost structure.

Depreciation and Amortization

Depreciation and amortization expense for 2009 included adjustments of $4.2 million related to changes in depreciable lives of certain fixed assets. No significant adjustments related to changes in depreciable lives were recorded during 2010 or 2008. Excluding these changes in estimate, depreciation and amortization expense for 2010, 2009 and 2008 was $183.1 million, $175.9 million and $189.2 million, respectively. The year over year changes in depreciation and amortization expense were primarily due to the retirement of assets, for which depreciation expense was accelerated, such that the assets were fully depreciated at the time of their retirement. Additional expense relating to the retirement of these assets was approximately $5.2 million, $0.8 million and $15.4 million for 2010, 2009 and 2008, respectively.

We expect depreciation and amortization expense to increase slightly in 2011 as we continue to acquire fixed assets in support of network enhancement and revenue growth opportunities.

Impairment of LMDS Licenses

The Company performed its annual impairment evaluation of goodwill and indefinite-lived intangible assets as of October 1, 2010 and determined that the fair value of the LMDS licenses was less than the carrying value. Accordingly, LMDS licenses with a carrying amount of $27.5 million were written down to their fair value of $7.5 million, resulting in an impairment charge of $20.0 million.

As a result of our integration of the Nextlink segment into our existing product offerings, we performed an impairment evaluation of our LMDS licenses as of May 31, 2009. We determined that the fair value of the LMDS licenses were less than their carrying value. Accordingly, LMDS licenses with a carrying amount of $35.8 million were written down to their fair value of $27.5 million, resulting in an impairment charge of $8.3 million during 2009. We performed our annual impairment evaluation as of October 1, 2009. Based on the results of this evaluation, no additional impairment charges were recorded in 2009. There was no impairment of long-lived assets recognized during 2008.

Investment Gain, Net

The net investment gain for 2010 was primarily comprised of a $5.4 million distribution related to a legal matter regarding our holding of Global Crossing debt securities. The net investment gain for 2009 was comprised of a $41.2 million gain from the sale of debt securities, a $12.1 million gain from the sale of equity securities, a $5.8 million gain related to the settlement agreement associated with the Company’s holding of Global Crossing debt securities and a $0.9 million gain from the settlement of claims with ATLT related to the Company’s holdings of Allegiance debt securities. The marketable securities balance at December 31, 2010 was $0.2 million.

Interest Expense, Net

Net interest expense was $0.3 million, $1.6 million and $21.3 million, for 2010, 2009 and 2008, respectively. The decrease in net interest expense over these periods is primarily due to the retirement of all outstanding debt in July 2008. We retired our long term debt with the issuance of preferred stock and therefore incurred no related interest expense subsequent to the retirement in 2008.

Interest costs related to internally constructed assets, including our telecommunications networks, are capitalized. Total interest expense was offset by capitalized interest of $2.1 million, $1.7 million and $2.4 million, respectively for 2010, 2009 and 2008.

Capital Expenditures

	Capital Expenditures
(dollars in thousands)	Dollars	% of Revenue
2010	$211,690	13.8%
2009	$198,974	13.1%
2008	$216,958	14.7%

Capital expenditures increased in 2010 compared to 2009 due to the growth of our on-net buildings footprint and increased investment in customer-based capital in support of our expansion into the enterprise market intended to drive future broadband revenue growth. Additionally, we increased our capital expenditures to continue to improve our network efficiency. The reduction in capital expenditures from 2008 to 2009 primarily relates to improved capital efficiency on new customer installations, the integration and rationalization of Nextlink as well as our consolidation of switch facilities in 2008 which resulted in capital expenditures not repeated in 2009.

We plan to spend between $220 million and $250 million on capital expenditures during 2011 for continued investment in our networks, Ethernet and IP-based services, expansion into new markets and continuation of our transformation initiative.

Liquidity and Capital Resources

In 2008, after an extensive review of our business and operations with the assistance of outside advisers, we commenced an enterprise-wide transformation plan intended to enhance shareholder value through focusing on improving service delivery, accelerating broadband revenue growth, and reducing our operating costs. In conjunction with this initiative, we have invested in new network infrastructure, sought to develop new service offerings and sought to expand our customer base in high-growth markets. While this transformation plan will continue to require significant capital expenditures, we continue to believe that it is the optimal, and perhaps the only, way for us to remain competitive in the long term with much larger telecommunications and cable companies. In this regard, we will continue to require significant capital expenditures to enhance, maintain and operate our fiber network.

On October 8, 2010, we entered into a Revolving Promissory Note (the “Promissory Note”) with Arnos Corp., an affiliate of the Chairman, pursuant to which Arnos Corp. provided access to a $50.0 million revolving credit facility at an annual interest rate equal to the greater of LIBOR plus 525 basis points or 6.75%. The Promissory Note includes a fee of 0.75% on undrawn amounts and initially matured on the earliest of (i) October 8, 2011, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us or certain of our affiliates in an amount equal to or greater than $50.0 million, or (iii), at our option, a date selected by us that is earlier than October 8, 2011.

On February 11, 2011, at our request we and Arnos Corp. entered into a First Amendment to the Revolving Promissory Note (the “Amendment”). The Amendment extends the latest maturity date of the Promissory Note from October 8, 2011 to May 1, 2012. Accordingly, the maturity date of the Promissory Note is the earliest of (i) May 1, 2012, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us or certain of our affiliates in an amount equal to or greater than $50.0 million, and (iii), at our option, a date selected by the us that is earlier than May 1, 2012. As of March 31, 2011, no amounts have been drawn on the Promissory Note.

On October 12, 2010, we announced plans to offer to holders of our common stock rights to purchase shares of a new class of non-convertible preferred stock. Through this rights offering, we would seek to issue up to $200.0 million of non-convertible preferred stock. Prior to the issuance of any rights, we may apply for listing of our common stock on the Nasdaq Global Market. Any application for the Nasdaq listing of our common stock would follow a one-for-twenty reverse split of our common stock intended to bring the share price to the level required for Nasdaq listing. There is no assurance that a one-for-twenty reverse split would take place or that any application for listing of our common stock on Nasdaq would be accepted. If the listing application is not accepted, we could still proceed with a rights offering (subject to any applicable state law restrictions) with the intention that our common stock would continue to be quoted on the Over-the-Counter

Bulletin Board and on the Pink Sheets under the ticker symbol “XOHO.OB”. No assurance can be given that a market for any rights or any new class of preferred stock would develop.

On January 19, 2011, we received an offer from ACF Industries Holding Corp., which is an affiliate of the Chairman, to acquire, either directly or through an affiliate, ownership of 100% of XO Holdings in a transaction the exact form of which would be determined jointly. Under the proposal, holders of common stock, other than ACF Holding and its affiliates, would receive consideration of $0.70 net per share in cash. On January 21, 2011, we announced the formation of a Special Committee of our Board of Directors composed of three independent directors to consider, review, and evaluate the proposal. At that time, the Board of Directors delayed further action on the pending financing activities (reverse split, Nasdaq listing and rights offering) so that the Special Committee could begin its review process. On March 5, 2011 Mr. First, a member of the Company’s Board of Directors and the Special Committee, resigned from the Special Committee.

We continue to monitor various alternatives to obtain additional capital. While we intend to explore every alternative, including high yield debt, we continue to believe that an issuance of high yield debt would be deleterious to XOH for the following reasons: 1) the high cost of such debt would negatively affect our ability to compete in the current highly competitive telecommunications environment; and 2) the burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such environment.

Based on our current level of operations, we believe that cash flow from operations, cash on hand, marketable securities and cash available from the Revolving Promissory Note will enable us to meet our working capital and other obligations for at least the next 12 months. However, we believe that additional capital, including cash available under the Promissory Note, is necessary to continue to implement our transformation plan and also give us the resources to take advantage of strategic growth opportunities. Our ability to fund our capital needs depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. Heretofore, we have not generated sufficient free cash flows to allow us to continue to fully fund our transformation plan or to pursue other strategic opportunities. Accordingly, we believe it will be necessary to raise additional capital.

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

On July 9, 2009, we purchased and retired 304,314 shares of our Class A preferred stock from entities unaffiliated with our Chairman at an aggregate purchase price of approximately $18.4 million. On January 15, 2010, we redeemed and retired all 599,137 shares of Class A preferred stock held by entities unaffiliated with our Chairman for cash at a redemption price equal to 100% of the aggregate liquidation preference of $41.4 million as of such date. In accordance with the agreement with ACF Holding extending the redemption date for the ACF Holding Shares, on April 15, 2010, we redeemed and retired the 3,096,549 ACF Holding Shares for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.5 million as of such date. As of December 31, 2010, there were no shares of Class A preferred stock outstanding.

Cash Flow

As of December 31, 2010, our balance of cash and cash equivalents was $69.6 million, a decrease of $293.5 million from December 31, 2009. The primary reason for this decrease was the redemption of 599,137 shares of Class A preferred stock on January 15, 2010 for an aggregate redemption price of

$41.4 million and the redemption of 3,096,549 shares of Class A preferred stock on April 15, 2010 for an aggregate redemption price of $217.5 million. We invested all of our cash provided by operations in strategic, growth-related capital expenditure investments to grow revenue through enhancing our next generation broadband network. As part of plans to grow our business, during 2010, we continued the investments in our long-haul fiber optic network as well as our Ethernet and other Broadband services. We expect our growth-related capital expenditures will continue to outpace our cash inflows from operations during 2011.

The following table summarizes the components of our cash flows for the years ended December 31 (in thousands):

	2010	2009	2008
Cash provided by operating activities	$174,735	$148,541	$71,614
Cash used in investing activities	$(204,651)	$(16,827)	$(293,596)
Cash (used in) provided by financing activities	$(263,612)	$(25,302)	$370,654

Operating Activities.  Cash provided by operating activities increased $26.2 million from 2009 to 2010. This increase principally resulted from a $28.5 million year over year decrease in loss from operations.

Cash provided by operating activities increased $76.9 million from 2008 to 2009. This increase principally resulted from a $37.6 million year over year decrease in loss from operations and a $34.4 million improvement in working capital cash flow from 2008 to 2009.

Investing Activities.  The $187.8 million increase in cash used in investing activities was primarily due to the $180.9 million decline in proceeds from the sale of available-for-sale marketable securities from 2009 to 2010. Also contributing to the increase in cash used in investing activities was a $12.7 million increase in capital expenditures. We continued to focus on investment in our technology infrastructure, operations and other areas of our business to lay the foundation for our long term strategic plan, which seeks to improve operational efficiency, accelerate revenue growth and significantly shift our revenue mix.

From 2008 to 2009, the $276.8 million decrease in cash used in investing activities primarily resulted from proceeds of $180.9 million received from the sale of available-for-sale investments which were purchased in 2008 for $137.2 million. Also improving cash used in investing activities was an $18.0 million year-over-year reduction in capital expenditures. These decreases in cash used in investing activities were partially offset by the $56.6 million decrease in investment recoveries.

We expect that our capital expenditures for 2011 will be between $220 million and $250 million. Without continued spending, we believe it would be difficult to continue to effectively compete against the ever increasing pressures from the ILECs as well as wireless and cable providers.

Financing Activities.  The primary use of cash for financing activities in 2010 was the purchase and retirement of all remaining shares of our Class A preferred stock for $258.9 million.

The primary use of cash for financing activities in 2009 was for the redemption of a portion of our Class A preferred stock for $18.4 million. In addition, payments on our capital leases were $6.9 million during 2009.

Capital Requirements.  Our capital requirements in 2011 include investments necessary to support revenue growth and infrastructure to continue to provide our customers with the highest levels of service, quality and performance. Our 2011 operating plan includes capital expenditure amounts for continued investment in, and enhancement of, our (i) metro and long-haul fiber optic network, (ii) new markets, (iii) Ethernet and IP-based services and (iv) to support our transformation initiative. Our capital expenditures are dependent upon our ability to generate funds from operations or to raise additional capital.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 (in millions):

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Capital lease obligations	$62.3	$11.5	$18.2	$4.5	$28.1
Operating lease obligations	362.2	62.6	110.4	76.1	113.1
Purchase obligations(1)	468.5	118.9	182.9	90.8	75.9
Total contractual obligations	$893.0	$193.0	$311.5	$171.4	$217.1

(1)	Includes various contractual obligations with other telecommunications service providers associated with maintenance costs, software licenses and use fees to enable us to provide high quality telecommunications services to our customers under the most cost efficient rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
XO Holdings, Inc.

We have audited the accompanying consolidated balance sheets of XO Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XO Holdings, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ GRANT THORNTON LLP

McLean, Virginia
March 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
XO Holdings, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ (deficit) equity, and cash flows of XO Holdings, Inc., and subsidiaries for the year ended December 31, 2008. In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement schedule of valuation and qualifying accounts for the year ended December 31, 2008. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of XO Holdings, Inc. and subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP McLean, Virginia March 16, 2009

XO Holdings, Inc.

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$69,631	$363,159
Marketable securities	180	1,320
Accounts receivable, net of allowance for doubtful accounts of $7,239 and $11,052 respectively	142,663	153,745
Prepaid expenses and other current assets	22,600	29,248
Total current assets	235,074	547,472
Property and equipment, net	814,408	749,930
Intangible assets, net	25,233	45,233
Other assets	58,714	67,123
Total Assets	$1,133,429	$1,409,758
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$87,982	$77,344
Accrued liabilities	194,484	220,455
Total current liabilities	282,466	297,799
Deferred revenue, less current portion	76,057	82,400
Other liabilities	60,190	43,331
Total Liabilities	418,713	423,530
Class A convertible preferred stock	—	255,011
Class B convertible preferred stock	658,982	614,912
Class C perpetual preferred stock	249,312	223,958
Commitments and contingencies
Stockholders’ Deficit
Warrants, common stock and additional paid in capital: par value $0.01 per share, 1,000,000 shares authorized; 182,075 shares issued and outstanding	791,339	864,282
Accumulated other comprehensive income (loss)	(15)	1,125
Accumulated deficit	(984,902)	(973,060)
Total Stockholders’ Deficit	(193,578)	(107,653)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$1,133,429	$1,409,758

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenue	$1,529,241	$1,521,288	$1,477,610
Costs and expenses
Cost of service (exclusive of depreciation and amortization)	869,370	879,979	871,445
Selling, general and administrative	469,120	489,427	497,616
Depreciation and amortization	183,732	180,144	189,228
Impairment of LMDS licenses	20,000	8,282	—
Loss on disposal of assets	5,781	10,688	4,134
Total costs and expenses	1,548,003	1,568,520	1,562,423
Loss from operations	(18,762)	(47,232)	(84,813)
Interest income	212	11,844	7,398
Investment gain, net	6,846	59,986	19,187
Interest expense, net	(329)	(1,568)	(21,322)
Other income	—	—	257
Net income (loss) before income taxes	(12,033)	23,030	(79,293)
Income tax benefit (expense)	191	(1,195)	4,012
Net income (loss)	(11,842)	21,835	(75,281)
Preferred stock accretion	(73,272)	(79,642)	(41,794)
Net loss allocable to common shareholders	$(85,114)	$(57,807)	$(117,075)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.47)	$(0.32)	$(0.64)
Weighted average shares, basic and diluted	182,075	182,075	182,075

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except for share data)

	Common Stock and Additional Paid-In-Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2008	182,075,035	$953,427	$(919,614)	—	$33,813
Stock-based compensation	—	1,445	—	—	1,445
Issuance of preferred stock under stock purchase agreement	—	28,192	—	—	28,192
Preferred stock accretion	—	(41,794)	—	—	(41,794)
Comprehensive loss:
Net loss	—	—	(75,281)	—	(75,281)
Net unrealized holding losses on available-for-sale securities	—	—	—	(4,844)	(4,844)
Total comprehensive loss	—	—	(75,281)	(4,844)	(80,125)
Balance at December 31, 2008	182,075,035	941,270	(994,895)	(4,844)	(58,469)
Stock-based compensation	—	683	—	—	683
Redemption of preferred stock	—	1,971	—	—	1,971
Preferred stock accretion	—	(79,642)	—	—	(79,642)
Comprehensive income:
Net income	—	—	21,835	—	21,835
Net unrealized holding gain on available-for-sale securities	—	—	—	5,969	5,969
Total comprehensive income	—	—	21,835	5,969	27,804
Balance at December 31, 2009	182,075,035	864,282	(973,060)	1,125	(107,653)
Stock-based compensation	—	332	—	—	332
Exercised warrants	130	—	—	—	—
Redemption of preferred stock	—	(3)	—	—	(3)
Preferred stock accretion	—	(73,272)	—	—	(73,272)
Comprehensive income:					—
Net loss	—		(11,842)	—	(11,842)
Net unrealized holding loss on available-for-sale securities	—		—	(1,140)	(1,140)
Total comprehensive loss	—	—	(11,842)	(1,140)	(12,982)
Balance at December 31, 2010	182,075,165	$791,339	$(984,902)	$(15)	$(193,578)

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(11,842)	$21,835	$(75,281)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	183,732	180,144	189,228
Accrued interest converted to long term debt	—	—	18,627
Provision for doubtful accounts	10,932	12,891	13,271
Stock-based compensation	332	683	1,445
Gain from investments	(6,846)	(59,986)	(35,928)
Impairment loss on marketable securities	—	—	16,519
Impairment of LMDS licenses	20,000	8,282	—
Loss on disposal of assets	5,781	10,688	4,134
Changes in assets and liabilities
Accounts receivable	150	(14,014)	(34,188)
Other assets	15,056	(24,823)	(23,914)
Accounts payable	(31,857)	(33,950)	3,676
Accrued liabilities	(10,703)	46,791	(5,975)
Net cash provided by operating activities	174,735	148,541	71,614
INVESTING ACTIVITIES:
Capital expenditures	(211,690)	(198,974)	(216,958)
Proceeds from fixed asset sales	193	363	2,969
Purchase of available-for-sale investments	—	—	(137,178)
Proceeds from the sale of available-for-sale investments	—	180,930	132
Proceeds from the recovery of investments	6,846	854	57,439
Net cash used in investing activities	(204,651)	(16,827)	(293,596)
FINANCING ACTIVITIES:
Proceeds from preferred stock issuance	—	—	329,242
Proceeds from issuance of related party note	—	—	75,000
Payments on long-term debt	—	—	(22,285)
Redemption of preferred stock	(258,861)	(18,411)	—
Financing costs	—	—	(4,741)
Payments on capital leases	(4,751)	(6,891)	(6,562)
Net cash (used in) provided by financing activities	(263,612)	(25,302)	370,654
Net (decrease) increase in cash and cash equivalents	(293,528)	106,412	148,672
Cash and cash equivalents, beginning of period	363,159	256,747	108,075
Cash and cash equivalents, end of period	$69,631	$363,159	$256,747
SUPPLEMENTAL DATA:
Cash paid for interest	$2,114	$1,784	$1,466
Cash paid for income taxes	$1,077	$1,109	$951
Accrued capital expenditures and capital leases	$42,496	$45,521	$27,773
Non-cash debt extinguishment through issuance of preferred stock	$—	$—	$450,758
Increase in additional paid in capital related to the issuance of preferred stock	$—	$—	$28,192

See accompanying notes to the consolidated financial statements.

XO Holdings, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

XO Holdings, Inc. together with its consolidated subsidiaries (“XOH”, “XO”, or the “Company”) is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. The Company uses its nationwide IP network, extensive local metropolitan networks and broadband wireless facilities to offer a broad portfolio of services. Core services include products using next generation IP technologies and transport services and include Broadband services and Integrated/Voice services. Legacy/TDM services are primarily deployed using TDM and circuit switched voice technologies such as voice services and managed IP, data and end-to-end communications solutions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Consolidation

The Company’s consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

b. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Significant items subject to such estimates and assumptions include: estimated customer life related to revenue recognition; estimated collection of accounts receivable; accrued balances and disputed amounts payable for cost of service provided by other telecommunication carriers; liability estimates related to loss contingencies; asset retirement obligations and accruals for underutilized space; estimated useful lives and recoverability of long-lived fixed assets and intangible assets; and valuation of preferred stock.

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

XO Holdings, Inc.

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Telecommunications networks and acquired bandwidth	3 – 20 years
Furniture, fixtures, equipment and other	5 – 7 years
Leasehold improvements	shorter of estimated useful life or term of the lease

Equipment held under capital leases are stated at the lower of the fair value of the asset or the net present value of the future minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the leased assets or the related lease term.

f. Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis or when impairment indicators exist. Both goodwill and indefinite-lived intangible assets are tested using a discounted cash flow model. Cash flow projections and assumptions are based on a combination of the Company’s historical performance and trends, the Company’s business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include the Company’s estimated weighted average cost of capital and long-term rate of growth for the business.

For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value exceeds its fair value, the carrying value of the asset is reduced to its fair value, resulting in an impairment charge. Goodwill is tested by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the carrying value of the reporting unit exceeds fair value, the second step of the goodwill impairment test is performed to measure the impairment loss, if any. As a result of impairment evaluations of its LMDS licenses, the Company recognized an impairment charge in both 2010 and 2009. See Note 3, Fair Value Measurements, for further discussion.

g. Long-lived Assets

Long-lived assets include property and equipment and definite-lived intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment indicators exist for a long-lived asset, the undiscounted future cash flows expected to result from the use and eventual disposal of the assets are compared to the carrying value of the asset. This analysis requires management to make subjective assessments of factors including future cash flows, holding periods of assets and capitalization rates. If management’s best estimate of future undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recorded to reduce the asset to its fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending on the nature of the asset. There were no impairments of long-lived assets as of December 31, 2010, 2009 or 2008.

XO Holdings, Inc.

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

h. Fair Value

The carrying amounts for the Company’s financial instruments classified as current assets and liabilities, including accounts receivable and accounts payable, approximate their fair value due to their short maturities. As of December 31, 2010, the Company held a marketable security that is required to be measured at fair value on a recurring basis. Fair value measurements are classified and disclosed in one of three categories: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

i. Asset Retirement Obligations

The Company provides an accrual for estimated costs to remove telecommunications and data center equipment from various leased technical facilities upon termination of the respective lease terms and the return of facilities to pre-lease condition. These estimated obligations are calculated based on the expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate and adjusted for inflation. Changes in expected future cash flows are discounted at the appropriate credit-adjusted risk-free rate and adjusted for inflation.

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

l. Revenue Recognition

Services

The Company’s revenue is derived primarily from telecommunication services. Revenue from telecommunications services is recognized when (i) the services are performed, (ii) evidence of an arrangement exists, (iii) the fee is fixed and determinable and (iv) collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until all criteria are met. Revenue from telecommunication services is recognized monthly as the services are provided. Communications services are provided either on a usage basis, which can vary period to period, or at a contractually committed amount, net of credits and adjustments for service discounts, billing disputes and unauthorized usage.

Installation Revenue

The Company defers revenue related to installation services and certain other non-recurring charges related to the on-going service and amortizes the revenue on a straight-line basis over the average contracted customer relationship (generally 36 months).

XO Holdings, Inc.

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

n. Concentrations

The Company’s principal concentration of credit risk is accounts receivable. Accounts receivable are geographically dispersed and include numerous customers in many different industries. As of December 31, 2010, there were no customers that accounted for more than ten percent of the Company’s total trade receivables. As of December 31, 2009, there was one customer with whom we entered into a circuit agreement, which accounted for more than ten percent of the Company’s total trade receivables. Although the Company’s accounts receivable are geographically dispersed and include numerous customers in many different industries, the receivables from other telecommunications service providers represented 27% of the Company’s consolidated receivables as of December 31, 2010. The Company generally does not require collateral to secure its receivable balances.

XO Holdings, Inc.

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

r. Transaction Based Taxes and Other Surcharges

The Company collects various taxes from its customers including Universal Service Fund charges and sales, use, excise, property, utility and franchise taxes, which are remitted to governmental authorities. In transactions where the Company performs as an agent for governmental authorities, taxes collected are reported on a net basis. In transactions where the Company is the primary obligor, taxes and surcharges collected are reported in revenue and cost of service on a gross basis. The amount of taxes collected from customers included in revenue and expenses totaled $12.9 million, $13.3 million and $16.0 million during 2010, 2009 and 2008, respectively.

s. Advertising

Advertising costs are expensed as incurred and reported as selling, general and administrative expense on the Company’s Consolidated Statements of Operations. Advertising expense was $0.4 million and $1.8 million for 2009 and 2008, respectively. Advertising expense for 2010 was immaterial.

XO Holdings, Inc.

Notes to Consolidated Financial Statements

3. FAIR VALUE MEASUREMENTS

The carrying amounts reported in the Company’s Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair values of the Company’s marketable securities at December 31, 2010 and 2009 have been calculated based upon available market information and are as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)
	2010	2009
Available-for-sale marketable equity securities	$180	$1,320

The following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2010 and 2009, (in thousands):

	Significant Unobservable Inputs (Level 3)		Total Impairment Losses for the Year Ended December 31,
	2010	2009	2010	2009
LMDS licenses	$7,500	$27,500	$(20,000)	$(8,282)

The Company performed its annual impairment evaluation of goodwill and indefinite-lived intangible assets as of October 1, 2010 and determined that the fair value of the LMDS licenses was less than the carrying value. Accordingly, LMDS licenses with a carrying amount of $27.5 million were written down to their fair value of $7.5 million, resulting in an impairment charge of $20.0 million. As a result of integrating the Company’s Nextlink segment into its existing product offerings, the Company performed an impairment evaluation of its LMDS licenses as of May 31, 2009. The Company determined that the fair value of the LMDS licenses was less than the carrying value. Accordingly, LMDS licenses with a carrying amount of $35.8 million were written down to their fair value of $27.5 million, resulting in an impairment charge of $8.3 million. The fair value of the licenses was determined using a discounted cash flow model. Cash flow projections and assumptions are based on a combination of the Company’s historical performance and trends, the Company’s business plans and management’s estimate of future performance. Other assumptions include the discount rate, costs to build and operate the network and the Company’s projected growth rate.

4. MARKETABLE SECURITIES

A summary of available-for-sale equity investments is as follows (in thousands):

	Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2010	$195	$—	$15	$180
December 31, 2009	$195	$1,125	$—	$1,320

The Company’s marketable securities at December 31, 2010 and 2009 consisted of equity securities. All marketable securities are classified as available-for-sale and are stated at estimated fair value. Unrealized gains and losses are computed on the basis of average cost and are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Proceeds from the sales of marketable securities totaled $175.1 million and $0.1 million for the years ended December 31, 2009 and 2008. No marketable securities were sold during the year ended December 31, 2010. The gross realized gains related to sales of marketable securities were $53.3 million for the year ended December 31, 2009. No gains were realized related to the sale of marketable securities for the years ended December 31, 2010 and 2008. There were no material gross realized losses related to the sales of marketable securities for the years ended December 31, 2010, 2009 and 2008.

XO Holdings, Inc.

Notes to Consolidated Financial Statements

4. MARKETABLE SECURITIES  – (continued)

The Company did not identify any impairment to marketable securities during 2010 or 2009; however, impairment of marketable securities for other-than-temporary declines in fair market value for 2008 were $20.9 million. The impairment loss during 2008 was due to an $18.9 million loss on equity securities and a $2.0 million loss on corporate debt securities. There were no marketable securities with material unrealized losses as of December 31, 2010 and 2009. At December 31, 2009, there were $1.1 million in unrealized holding gains related to equity securities. All debt securities were sold during 2009. At December 31, 2008, there were $1.8 million in unrealized holding gains and $6.7 million in unrealized losses related to corporate debt securities. These unrealized gains and losses were recorded on the Consolidated Balance Sheets as a separate component of stockholders’ equity.

The Company recognized net investment gains of $6.8 million, $60.0 million and $19.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 investment gain primarily resulted from a $5.4 million distribution related to a legal matter regarding the Company’s holding of Global Crossing debt securities. The 2009 investment gain is comprised of a $41.2 million gain from the sale of debt securities, a $12.1 million gain from the sale of equity securities, a $5.8 million gain related to the settlement agreement associated with the Company’s holding of Global Crossing debt securities and a $0.9 million gain from the settlement with ATLT of claims related to the Company’s holdings of Allegiance debt securities. The 2008 net investment gains primarily related to a $35.9 million gain from the settlement with ATLT and a $4.4 million gain from the conversion of a non-publicly traded investment to a publicly traded available-for-sale investment, partially offset by $20.9 million of impairments from other-than-temporary declines in market value of marketable securities.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, (in thousands):

	2010	2009
Telecommunications networks and acquired bandwidth	$1,570,050	$1,376,254
Furniture, fixtures, equipment and other	446,377	410,063
	2,016,427	1,786,317
Less: accumulated depreciation	(1,287,684)	(1,112,171)
	728,743	674,146
Construction-in-progress, parts and equipment	85,665	75,784
Property and equipment, net	$814,408	$749,930

Telecommunications networks and acquired bandwidth include the deployment of fiber optic cable and telecommunications hardware and software for the delivery of telecommunications services. Depreciation and amortization expense for 2010, 2009 and 2008 was $183.7 million, $180.1 million and $189.2 million, respectively. Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service. For 2010, 2009 and 2008, certain assets included in parts and equipment were disposed of, resulting in losses of $4.7 million, $9.8 million and $5.6 million, respectively. Interest costs for the construction of certain long-lived assets are capitalized. During 2010, 2009 and 2008, the Company capitalized interest on construction costs of $2.1 million, $1.7 million and $2.4 million, respectively.

The useful lives of the Company’s fixed assets are determined based on historical usage with consideration given to technological changes and trends in the industry, which could impact the network architecture and asset utilization. Accordingly, in making this assessment, the Company considers (i) its planned use of the assets, (ii) the views of experts within and outside of the Company, (iii) sources regarding the impact of technological advances and (iv) trends in the industry on the value and useful lives of its network assets. Annually, the Company evaluates the estimated useful lives used to depreciate its assets.

XO Holdings, Inc.

Notes to Consolidated Financial Statements

5. PROPERTY AND EQUIPMENT  – (continued)

Revisions to the depreciable lives associated with certain fixed asset categories resulted in an increase to depreciation expense of $4.2 million during 2009. No significant revisions were made as a result of evaluations made in 2010 or 2008.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, (in thousands):

	2010	2009
Customer relationships	$112,366	$112,366
Internally developed technology	9,521	9,521
Acquired trade names	5,673	5,673
	127,560	127,560
Less accumulated amortization	(127,560)	(127,560)
Broadband wireless licenses – indefinite life asset	7,500	27,500
XO trade name – indefinite life asset	16,662	16,662
Goodwill – indefinite life asset	1,071	1,071
	$25,233	$45,233

Broadband wireless licenses are indefinite-lived assets and therefore no related periodic amortization was recorded in any period presented in the Consolidated Statements of Operations. As discussed in Note 3, the Company performed its annual impairment evaluation of goodwill and indefinite-lived intangible assets as of October 1, 2010. The evaluation resulted in an impairment charge to our LMDS licenses of $20.0 million. See Note 3, Fair Value Measurements, for further discussion.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following current liabilities as of December 31, (in thousands):

	2010	2009
Accrued compensation	$34,587	$46,284
Deferred revenue	44,382	46,382
Accrued operating taxes	53,393	40,136
Accrued operating expenses	43,281	65,531
Other accrued liabilities	18,841	22,122
	$194,484	$220,455

8. UNDERUTILIZED OPERATING LEASES

As of December 31, 2010, the Company had accruals recorded for the expected remaining future net cash outflows associated with the unused or vacated space in a number of leased properties. In addition, the accruals include the remaining impact related to the fair value determination of leases which existed at the time of the Company’s emergence from bankruptcy on January 16, 2003. As of December 31, 2010, the remaining liability was $13.5 million, of which $8.1 million represents a non-current liability reported in Other long-term liabilities in the Company’s Consolidated Balance Sheet. The long-term liability is expected to be paid over the remaining lease terms, which expire periodically through 2019.

XO Holdings, Inc.

Notes to Consolidated Financial Statements

8. UNDERUTILIZED OPERATING LEASES  – (continued)

The following table illustrates the activity in underutilized operating lease accruals (in thousands):

Balance as of January 1, 2009	$23,611
Usage, net	(6,366)
Accretion	2,759
Estimate revisions	(1,221)
Balance as of December 31, 2009	$18,783
Usage, net	(6,098)
Accretion	2,627
Estimate revisions	(1,785)
Balance as of December 31, 2010	$13,527

9. ASSET RETIREMENT OBLIGATIONS

The Company has various agreements in which it leases conduit space and pole attachment rights for its fiber from governmental entities, public utilities and other telecommunications service providers. Additionally, the Company has its telecommunications and data center equipment in various leased technical facilities. In many cases, the Company has contractual obligations to remove this equipment at the end of the lease. Accordingly, the Company has recorded a liability and an asset for the present value of the estimated future capital expenditures associated with the related asset retirement obligations (“ARO”). As of December 31, 2010, $5.8 million of the liability was classified as non-current and reported in the Company’s Consolidated Balance Sheet as Other long-term liabilities. The leases with AROs expire periodically through 2024.

The following table summarizes the activity in the ARO liability (in thousands):

Balance as of January 1, 2009	$8,192
Additions	18
Estimate revisions	(3,498)
Accretion	458
Balance as of December 31, 2009	$5,170
Additions	367
Estimate revisions	(161)
Accretion	465
Balance as of December 31, 2010	$5,841

10. REDEEMABLE PREFERRED STOCK

Issuance of Class A Convertible Preferred Stock

On August 6, 2004, the Company completed a private placement of 4.0 million shares of its 6% Class A convertible preferred stock (the “Preferred Stock Offering”) for net proceeds of $199.4 million. Affiliates of Carl C. Icahn, the Chairman of the Company’s Board of Directors and majority shareholder, (the “Chairman”), purchased 95% of the preferred shares sold in the Preferred Stock Offering, and an affiliate of Amalgamated Gadget, L.P., holder of approximately 8% of the Company’s outstanding common stock, purchased the remaining 5%.

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

XO Holdings, Inc.

Notes to Consolidated Financial Statements

10. REDEEMABLE PREFERRED STOCK  – (continued)

The Class A preferred stock ranked senior to the Company’s common stock and junior to the Class B convertible preferred stock and Class C perpetual preferred stock. Holders of the Class A preferred stock were not entitled to receive annual dividends; however, both the conversion ratio and the voting power of each share of Class A preferred stock was automatically increased as the liquidation preference increased at the rate of 1.5% each quarter through the maturity date. The terms of the Class A preferred stock provided that the Company redeem for cash the then outstanding shares of Class A preferred stock on the maturity date at 100% of their aggregate liquidation preference, including compounded accretion through that date, unless earlier redeemed or converted into common stock. The shares of Class A preferred stock were convertible into common stock based on a share price of $4.62, a premium of approximately 20.0% above the trading price of the common stock on the closing date of the Preferred Stock Offering. The Company was also able, at its sole option, to redeem the Class A preferred stock at any time after August 5, 2007 if the average market price of the Company’s common stock for the 20 days prior to such redemption was equal to or greater than 250% of the conversion price of the Class A preferred stock. Each holder of the Class A preferred stock was entitled to one vote for each share of common stock issuable upon the conversion of the shares of Class A preferred stock as of the record date for such stockholders vote. Holders of Class A preferred stock voted together with the holders of common stock as a single class. The holders of Class A preferred stock also had anti-dilution protection in the event that the Company issued shares of common stock at a price below the then-prevailing market price of the Company’s common stock.

On April 28, 2006, affiliates of the Chairman sold in a private sale to “qualified institutional buyers” an aggregate of 1,725,000 Class A preferred shares. On August 13, 2008, affiliates of the Chairman purchased 521,549 Class A preferred shares. On February 5, 2009, ACF Holding, an affiliate of the Chairman, agreed to extend the date on which the Company would be required to redeem the shares of its Class A preferred stock held by ACF Holding (the “ACF Holding Shares”) from January 15, 2010 to a date no later than April 15, 2010. Other than continued accretion of the liquidation preference until the ACF Holding Shares were redeemed by the Company, the extension created no additional financial obligations on the part of the Company. The extension did not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares. On July 9, 2009, the Company redeemed and retired 304,314 shares of Class A preferred stock from entities unaffiliated with the Company at an aggregate purchase price of approximately $18.4 million, which reduced the number of outstanding shares of Class A preferred stock to 3,695,686. ACF Holding was the record holder of 3,096,549 shares of Class A preferred stock which represented 83.8% of the 3,695,686 outstanding shares of the Class A preferred stock at December 31, 2009. On January 15, 2010, the Company redeemed and retired all 599,137 shares of Class A preferred stock held by entities unaffiliated with its Chairman for cash at a redemption price equal to 100% of the aggregate liquidation preference of $41.4 million as of such date. In accordance with the agreement with ACF Holding extending the redemption date for the ACF Holding Shares, on April 15, 2010, the Company redeemed and retired the remaining 3,096,549 ACF Holding Shares for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.5 million as of such date. As of December 31, 2010, there were no shares of Class A preferred stock outstanding.

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

XO Holdings, Inc.

Notes to Consolidated Financial Statements

10. REDEEMABLE PREFERRED STOCK  – (continued)

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

Terms of Class B Convertible Preferred Stock

The Class B convertible preferred stock, with respect to rights to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Company, will rank on a parity with the Class C perpetual preferred stock and senior to the common stock, the Class A preferred stock and each other class of the Company’s capital stock outstanding or thereafter established by the Company, the terms of which do not expressly provide that it ranks senior to, or on a parity with, the Class B convertible preferred stock. Dividends on the Class B convertible preferred stock will accrete on a quarterly basis at a rate of 1.75% of the liquidation preference, which is initially $1,000 per share (the “Dividend Payment”), thus increasing the liquidation preference of the shares, unless paid in cash at the option of the Board of Directors of the Company.

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

XO Holdings, Inc.

Notes to Consolidated Financial Statements

10. REDEEMABLE PREFERRED STOCK  – (continued)

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

As of December 31, 2010, the Class B convertible preferred stock was convertible into 438,244,214 shares of common stock with a liquidation and redemption value of $657.4 million, consisting of the face value and accreted dividends.

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

XO Holdings, Inc.

Notes to Consolidated Financial Statements

10. REDEEMABLE PREFERRED STOCK  – (continued)

preferred stock will vote as a single class together with the holders of common stock and all other shares of the Company which are granted rights to vote.

As of December 31, 2010, the redemption value of the Class C perpetual preferred stock was $282.9 million, consisting of the face value and accreted dividends.

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

11. STOCKHOLDERS’ EQUITY

Warrants

As of December 31, 2010, substantially all of the Company’s warrants expired unexercised.

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

The table below details the anti-dilutive items that were excluded in the computation of net loss per common share, diluted for the years ended December 31, (in millions):

	2010	2009	2008
Stock options	6.2	7.4	9.0
Warrants	—	23.7	23.7
Class A preferred stock	—	55.2	56.3
Class B convertible preferred stock	438.2	408.9	381.5

XO Holdings, Inc.

Notes to Consolidated Financial Statements

12. SHARE-BASED COMPENSATION

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

In June 2003, the Compensation Committee of a predecessor of XO Communications, LLC approved the adoption of the 2003 Employee Retention and Incentive Plan (the “Retention Plan”) which is a component of the 2002 Plan. The Retention Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees based on the attainment of certain performance goals. As of December 31, 2010, the Company had outstanding fully vested options to purchase an aggregate of 30,724 shares of Company common stock pursuant to the Retention Plan. The exercise price for all options issued and outstanding under the Retention Plan is $5.84 per share. No further grants under the Retention Plan are permitted.

In June 2003, the 2003 Annual Bonus Plan (the “Bonus Plan”) was adopted, which is also a component of the 2002 Plan. The Bonus Plan provides for the payment of cash bonuses and the issuance of options to the Company’s employees who were ineligible to participate in the Retention Plan. The payment of bonuses and the issuance of options under the Bonus Plan were contingent upon the same performance targets contained in the Retention Plan. As of December 31, 2010, there were outstanding options to purchase 19,057 shares of Company common stock under the Bonus Plan. The exercise price for all options issued and outstanding under the Bonus Plan is $6.53 per share. No further grants under the Bonus Plan are permitted.

Stock Options

A summary of stock option activity as of December 31, 2010, and changes during the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2009	7,441,639	$5.03	4.1 years
Forfeited	(31,125)	5.00
Expired	(1,260,146)	5.19
Outstanding at December 31, 2010	6,150,368	$5.00	3.2 years
Exercisable at December 31, 2010	5,972,618	$5.00	3.2 years
Expected to vest at December 31, 2010	164,196	$5.00	6.9 years
Available for future issuance at December 31, 2010	9,467,084

The aggregate intrinsic value is calculated as the difference between the exercise price and market value of the underlying common stock. As of December 31, 2010, the aggregate intrinsic value of options outstanding was zero, as the exercise price exceeded the market value on that date. There were no options

XO Holdings, Inc.

Notes to Consolidated Financial Statements

12. SHARE-BASED COMPENSATION  – (continued)

exercised during 2010 or 2009. The total intrinsic value of options exercised during 2008 was insignificant. The range of exercise prices for stock options outstanding as of December 31, 2010, 2009 and 2008 were between $4.80 and $6.53 per share for each respective period.

There were no options granted during 2010 or 2009. The weighted average grant-date fair value of options granted during 2008 was $0.42. The cash received and the related income tax benefit from the exercise of share options for 2008 was not significant. Stock compensation expense related to stock option awards was $0.3 million, $0.7 million and $1.4 million for 2010, 2009 and 2008, respectively.

Fair Value Determination

There were no option grants during 2009 or 2010. The Black-Scholes-Merton model uses the assumptions noted in the table below to compute a fair value of each option grant.

2008
Weighted average grant date price per share of Company stock	$1.32
Weighted average exercise price	$5.00
Range of expected volatility	61.98 – 69.74%
Range of risk free interest rate	2.57 – 3.30%
Dividend yield	—
Expected term (in years)	6.25

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

Unrecognized Compensation

As of December 31, 2010, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized in 2011.

13. EMPLOYEE SAVINGS AND RETIREMENT PLAN

At December 31, 2010, the Company has a defined contribution plan, generally covering all full time employees in the United States. The Company provides a match to all eligible employees based on certain plan provisions and the discretion of the Board of Directors. The Company matches 50 percent of employee contributions up to five percent of the participant’s compensation. Company contributions, net of forfeitures, were $6.2 million, $6.3 million and $6.0 million during 2010, 2009 and 2008, respectively.

14. INCOME TAXES

The Company has prepared its income tax provision utilizing a separate return method in accordance with ASC 740-10-30-27 and SAB Topic 1B. As a result, the components of the income tax provision presented below may differ from the components had the income tax provision been prepared on a consolidated return method.

The Company maintained a valuation allowance against its deferred tax assets of $1,538.4 million and $1,137.3 million as of December 31, 2010 and 2009, respectively, to reduce its deferred tax assets to the amounts likely to be realized. The increase in the valuation allowance of $401.1 million from December 31, 2009 to December 31, 2010 was due to an increase in deferred tax assets resulting from a $511.6 million

XO Holdings, Inc.

Notes to Consolidated Financial Statements

14. INCOME TAXES  – (continued)

increase to net operating loss offset by a $106.0 million decrease in property and equipment and a $4.5 million decrease in the provisions not currently deductible. The Company has re-evaluated its uncertain tax position with respect to its NOL carry forward based upon new Internal Revenue Service guidance and has concluded that the expected outcome of this tax position has changed, resulting in an increase in its deferred tax asset and a corresponding increase in its valuation allowance. As a result, the Company has reflected an increase in its deferred tax asset related to prior year net operating losses of $400.7 million.

Components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Provisions not currently deductible	$67,270	$71,793
Property, equipment and other long-term assets (net)	228,299	334,281
Net operating loss and capital loss carry forwards	1,242,837	731,228
Total deferred tax assets	1,538,406	1,137,302
Valuation allowance	(1,538,406)	(1,137,302)
Net deferred tax assets	—	—
Deferred tax liabilities:
Other identifiable intangibles	(6,498)	(6,498)
Total deferred tax liabilities	(6,498)	(6,498)
Net deferred tax liability	$(6,498)	$(6,498)

As of December 31, 2010, for federal income tax purposes, the Company had net operating loss carryforwards of $3.9 billion, of which $1.1 billion related to the acquisition of a business. The acquired net operating loss carryforwards expire between 2019 and 2023. The remaining net operating loss carryforwards expire between 2022 and 2030. Utilization of the Company’s acquired net operating loss carryforwards is limited under the ownership change rules of the U.S. Internal Revenue Code. Due to these limitations, the Company reduced its deferred tax assets related to the acquired net operating loss carryforwards. Accordingly, net operating losses for financial statement purposes have been reduced below the amount available for federal income tax purposes.

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

XO Holdings, Inc.

Notes to Consolidated Financial Statements

14. INCOME TAXES  – (continued)

Income tax (benefit) expense is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Current income tax (benefit) expense:
State	$(195)	$1,191	$(4,013)
Foreign	4	4	1
Total current income tax (benefit) expense	(191)	1,195	(4,012)
Deferred income tax benefit
State	—	—	—
Total deferred income tax benefit	—	—	—
Total income tax (benefit) expense	$(191)	$1,195	$(4,012)

Current income tax benefit for the year ended December 31, 2010 primarily consists of the reversal of certain state accrued liabilities upon the expiration of the state statute of limitations, partially offset by state taxes computed based on modified gross receipts or gross margin but designated as income tax by the FASB due to the various components of the calculation.

Reconciliation of the U.S. federal and state tax rate to the Company’s effective income tax rate:

	2010	2009	2008
Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	9.0	4.0
Adjustments to Federal and State net operating loss	3,298.9	3.0	—
Other	(4.5)	2.4	(0.6)
Subtotal	3,331.2	49.4	38.4
Valuation allowance for deferred tax assets	(3,329.6)	(44.4)	(33.3)
Effective income tax rate	1.6%	5.0%	5.1%

The effective tax rate was increased in the current year due to the reversal of uncertain tax positions and expiring state net operating losses and in the prior year by expiring state net operating losses and is reflected as Adjustments to Federal and State net operating loss. The prior year impact of expiring state net operating losses has been expanded as a separate component to be consistent with the current year presentation. These adjustments had no overall impact on the effective tax rate due to the increase in the valuation allowance as a percentage of pretax earnings.

Reconciliation of Unrecognized Tax Benefits (in thousands):

Gross unrecognized tax benefits at January 1, 2010	$423,298
Gross amount of decreases from tax positions – prior period	(422,464)
Decreases resulting from expiration of statutes of limitation	(834)
Gross unrecognized tax benefits at December 31, 2010	$—

As of December 31, 2010, the Company’s had no unrecognized tax benefits.

Interest and Penalties

The table below sets forth accrued interest (in thousands):

Accrued interest as of January 1, 2010	$381
Decrease to accrued interest	(381)
Accrued interest as of December 31, 2010	$—

XO Holdings, Inc.

Notes to Consolidated Financial Statements

14. INCOME TAXES  – (continued)

There were no accrued income tax penalties reported in the Company’s Consolidated Balance Sheets as of December 31, 2010 or December 31, 2009. No income tax penalties were recorded in the Company’s Statements of operations for 2010, 2009 or 2008.

Changes in Unrecognized Tax Benefits

For tax years 2003 and 2004, the Company accrued state income taxes for jurisdictions which may disallow certain intercompany deductions and basis adjustments arising out of the Company’s January 2003 emergence from bankruptcy. The statute of limitations (for those states with a three year statute) for 2003 and the 2004 short tax years ended January 16, 2004 and December 31, 2004 closed during 2008. The statute of limitations for those states having a statute greater than three years expired in 2010. The expiration of the remaining state statute of limitations resulted in a decrease in the accrued liability of $1.2 million.

Open Tax Years

The statutes of limitation for the Company’s U.S. federal income tax return and certain state income tax returns including California, New Jersey, Texas, and Virginia remain open for the tax years 2007 through 2010. The IRS audit of the Company’s 2003 and short tax year ended January 16, 2004 federal income tax returns were completed in 2008.

Tax Allocation Agreement

In connection with the Stock Purchase Agreement previously described in Note 10, the Company entered into a Tax Allocation Agreement, dated July 25, 2008 (the “Tax Allocation Agreement”), with Starfire, an affiliate of the Chairman. The Tax Allocation Agreement generally governs Starfire’s and the Company’s rights and obligations with respect to consolidated and combined federal and state income tax returns filed by Starfire and its subsidiaries, should the election by Starfire be made to file such consolidated and combined returns. The Tax Allocation Agreement replaces the previous tax allocation agreement by and between Starfire and XOC dated January 16, 2003. Under the Tax Allocation Agreement, to the extent that Starfire and the Company file consolidated or combined income tax returns, Starfire will make (i) current payments to the Company equal to 30.0% of Starfire’s income tax savings from using the Company’s income tax benefits (up to an aggregate of $900 million of benefits) and (ii) deferred payments to the Company equal to 100.0% of Starfire’s income tax savings from using the Company’s benefits in excess of $900 million (other than benefits which reduce the Company’s payment obligations as set forth below) at the time the Company would otherwise have been able to use the benefits (and the Company no longer files income tax returns on a consolidated or combined basis with Starfire). In addition, the Company’s obligation to make income tax payments to Starfire as the common parent of a consolidated or combined income tax group may be reduced by the Company’s available tax benefits. The Company’s rights to reimbursement from Starfire under the previous tax allocation agreement are preserved under the Tax Allocation Agreement.

There were no cash settlements due to or from the Company as a result of the tax allocation agreement for the year ended December 31, 2009.

The Company does not anticipate that Starfire will, for its 2010 taxable year, utilize the Company’s current year net operating loss or its net operating loss carryforwards. Accordingly, the Company has not reflected a receivable due for reimbursement for such utilization under the tax allocation agreement.

Reconsolidation

Effective January 17, 2009, XO Holdings, Inc. and subsidiaries rejoined the affiliated group which files a consolidated federal income tax return with Starfire and, if any, combined groups which file state income tax returns.

XO Holdings, Inc.

Notes to Consolidated Financial Statements

15. RELATED PARTY TRANSACTIONS

Various entities controlled by the Chairman hold the following interests in the Company:

	At December 31, 2010(1)	At December 31, 2009(2)
Outstanding Common Stock	Greater than 60%	Greater than 50%
Series A, B and C Warrants(3)	NA	Greater than 40%
Class A Convertible Preferred Stock(4)	NA	Greater than 80%
Class B Convertible Preferred Stock	100%	100%
Class C Perpetual Preferred Stock	100%	100%

(1)	As reported in the January 3, 2011 Form 4 for the Chairman and other parties to such joint filing, and the January 3, 2011 Amendment No. 29 to Schedule 13D filed by the Chairman and other parties to such joint filing.
(2)	As reported in the January 4, 2010 Form 4 for the Chairman and other parties to such joint filing, and the January 4, 2010, Amendment No. 23 to Schedule 13D filed by the Chairman and other parties to such joint filing.
(3)	The terms of the Company’s Series A, B and C Warrants provided that all such unexercised warrants expired on January 15, 2010.
(4)	The original terms of the Company’s Class A preferred stock required that by January 15, 2010, the Company would redeem in cash and in a manner provided for therein all of the shares of Class A preferred stock then outstanding at a redemption price equal to 100% of its liquidation preference. On February 5, 2009, ACF Holding Corp. (“ACF Holding”), an affiliate of the Chairman, agreed to extend the date on which the Company would be required to redeem the shares of Class A preferred stock held by ACF Holding (the “ACF Holding Shares”) from January 15, 2010 to a date no later than April 15, 2010. The extension did not affect the redemption date of any of the shares of Class A preferred stock other than the ACF Holding Shares. Accordingly, on January 15, 2010, the Company redeemed all 599,137 shares of Class A preferred stock held by entities unaffiliated with the Chairman at an aggregate purchase price of approximately $41.4 million. On April 15, 2010, the Company redeemed the outstanding shares of Class A preferred stock held by ACF Holding for cash at a redemption price equal to 100% of the aggregate liquidation preference for such shares of $217.5 million as of such date. As of December 31, 2010, there were no shares of Class A preferred stock outstanding.

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

The Company provides certain telecommunications services to companies affiliated with the Chairman. The total revenue recognized on such services for 2010, 2009 and 2008 was $2.1 million, $1.7 million and $1.7 million, respectively. Amounts receivable in respect to such services from affiliates related to the Chairman as of December 31, 2010 and 2009 were not significant.

Icahn Sourcing LLC (“Icahn Sourcing”) is an entity formed and controlled by the Chairman in order to leverage the potential buying power of a group of entities which the Chairman either owns or with which he otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors and the Company is under no legal obligation to do so. The Company does not pay

XO Holdings, Inc.

Notes to Consolidated Financial Statements

15. RELATED PARTY TRANSACTIONS  – (continued)

Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Company has purchased a variety of goods and services as a member of the buying group at prices and on terms that it believes are more favorable than those which would be achieved on a stand-alone basis.

On October 8, 2010, XO Communications, LLC (“XO LLC”), a wholly owned subsidiary of the Company, entered into a Revolving Promissory Note, the (“Promissory Note”) with Arnos Corp., an affiliate of the Chairman, pursuant to which Arnos Corp. provided the Company access to a $50.0 million revolving credit facility at an annual interest rate equal to the greater of LIBOR plus 525 basis points or 6.75%. The Promissory Note includes a fee of 0.75% on undrawn amounts and matures on the earliest of (i) October 8, 2011, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company or certain of its affiliates in an amount equal to or greater than $50.0 million, which could include a rights offering, or (iii), at the Company’s option, a date selected by the Company that is earlier than October 8, 2011.

At the request of XO LLC, Arnos Corp. entered into a first amendment to the Promissory Note with XO LLC dated as of February 11, 2011 (the “Amendment”). The Amendment extends the latest maturity date of the Promissory Note from October 8, 2011 to May 1, 2012. Accordingly, the maturity date of the Promissory Note is the earliest of (i) May 1, 2012, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company or certain of its affiliates in an amount equal to or greater than $50.0 million, and (iii), at the Company’s option, a date selected by the Company that is earlier than May 1, 2012. The Company entered into the Promissory Note as it pursues long-term financing to, in part, allay potential concerns regarding the Company’s ability to invest in its transformation plan while retaining cash levels sufficient to fund its ongoing operations. As of March 31, 2011, no amounts have been drawn on the Promissory Note.

On January 19, 2011, the Company received an offer from ACF Industries Holding Corp. (“ACF Holding”) to acquire, either directly or through an affiliate, ownership of 100% of XO Holdings in a transaction in which holders of common stock, other than ACF Holding and its affiliates, would receive consideration of $0.70 net per share in cash. On January 21, 2011, the Company announced the formation of a Special Committee of our Board of Directors composed of three independent directors to consider, review, and evaluate the proposal. At that time, the Board of Directors delayed further action on the pending financing activities (reverse split, Nasdaq listing and rights offering) so that the Special Committee could begin its review process. On March 5, 2011 Mr. First, a member of the Company’s Board of Directors and the Special Committee, resigned from the Special Committee.

16. COMMITMENTS AND CONTINGENCIES

Leases

The majority of the Company’s operating leases are for real property, which includes administrative and sales offices, central switching offices, network nodes, data centers, collocation facilities and warehouse space. These obligations expire at various dates through 2024. Most of these leases contain renewal options at inception, some of which have been exercised. Most of the leases include rent escalation clauses, which are recognized on a straight-line basis over the lease term. No leases contain purchase options or restrictions of the Company’s activities concerning dividends, additional debt, or further leasing. Total gross rent expense for 2010, 2009 and 2008 was $67.8 million, $68.4 million and $63.3 million, respectively. The gross rent expense does not include sublease income, which totaled $5.8 million, $7.4 million and $5.7 million for 2010, 2009 and 2008, respectively. Rent expense is classified as a component of Selling, general and administrative expense on the Company’s Consolidated Statements of Operations.

XO Holdings, Inc.

Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES  – (continued)

Future minimum lease commitments under operating leases that had initial non-cancelable lease terms in excess of one year as of December 31, 2010 are as follows (in thousands):

2011	$62,584
2012	58,430
2013	51,975
2014	43,518
2015	32,588
Thereafter	113,059
Total minimum contractual payments	$362,154

Total minimum sublease rental income to be received in the future under non-cancelable subleases as of December 31, 2010 is $5.6 million. The total minimum lease payments disclosed in the table above have not been reduced for these minimum sublease rentals.

Certain non-cancelable leases are classified as capital leases and the leased assets are included within the telecommunications networks component of property and equipment. Details of the capitalized lease assets are as follows as of December 31, (in thousands):

	2010	2009
Network assets	$46,648	$17,239
Accumulated depreciation	(12,059)	(8,182)
Net capitalized lease assets	$34,589	$9,057

At December 31, 2010, estimated future minimum lease payments under capital lease obligations are as follows (in thousands):

2011	$11,489
2012	9,958
2013	8,235
2014	2,392
2015	2,142
Thereafter	28,054
Total minimum capital lease payments	62,270
Less: imputed interest	(21,431)
Less: current portion of capital lease payments	(7,907)
Long-term portion of capital lease payments	$32,932

Other Commitments

The Company also has various non-cancelable long-term contractual obligations with other telecommunications service providers associated with maintenance costs, software licenses and use fees. These contracts contain certain minimum purchase commitments and have terms of three to seven years.

At December 31, 2010, estimated future minimum payments under other obligations are as follows (in thousands):

2011	$118,867
2012	94,966
2013	87,935
2014	69,212
2015	21,598
Thereafter	75,888
Total minimum lease payments	$468,466

XO Holdings, Inc.

Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES  – (continued)

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

R2 Derivative Litigation

On April 28, 2009, R2 Investments, LDC filed a complaint in the Supreme Court of the State of New York, County of New York naming individual members of the Company’s Board of Directors and certain entities controlled by the Chairman as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009, the defendants filed a Motion to Dismiss the Complaint, which was denied on December 10, 2009. On April 23, 2010, the defendants filed an answer to the amended complaint. On May 10, 2010, the defendants filed a summary judgment motion. On February 17, 2011, R2 filed a motion to amend its complaint alleging that the rights offering announced by XOH on October 12, 2010 and reverse stock split (the “2010 Rights Offering and Reverse Stock Split”) was unfair to minority stock holders and that ACF Holding’s proposal of January 21, 2011 to acquire all of the outstanding XOH stock not owned by ACF Holding or its affiliates for $0.70 per share (“ACF Holding’s 2011 Proposal”) was unfair as well in that it provided inadequate consideration to XOH shareholders. The amended complaint also claims that the Special Committee is not independent. Discovery in this case is ongoing. The effect of this case on the Company, if any, is not known at this time.

Zheng Derivative Class Action Litigation

On or about June 3, 2010, Youlu Zheng filed a class action complaint in the Supreme Court of the State of New York, County of New York against the Chairman, Carl Grivner, Adam Dell, Fredrik Gradin, Vincent J. Intrieri, Keith Meister, Robert Knauss, David S. Schechter, Peter Shea, Harold First, ACF Holdings, Arnos Corporation, High River Limited Partnership, Starfire Holding Corp., and XO Holdings, Inc. alleging that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The plaintiffs request that the court rescind the July 2008 financing transaction, award compensatory damages to the class of plaintiffs, award the plaintiff expenses, costs and attorneys’ fees, and impose a constructive trust in favor of the plaintiff and the class upon benefits improperly received by the defendants. On July 25, 2010, the plaintiffs filed an amended complaint. Defendants filed an answer to the amended complaint on September 23, 2010. On December 21, 2010, plaintiffs requested that the court permit

XO Holdings, Inc.

Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES  – (continued)

them to again amend their complaint to include the 2010 Rights Offering and Reverse Stock Split. On January 5, 2011, defendants filed an opposition to the class certification. Then, on January 28, 2011, plaintiffs filed another request to amend their complaint, this time requesting that the court enjoin the defendants from proceeding with ACF Holding’s 2011 Proposal. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Henzel Class Action Complaint

On or about January 26, 2011, Henzel, on behalf of herself and others similarly situated, filed a class action complaint in the Court of Chancery of the State of Delaware against XO Holdings, Inc., the Chairman, Carl Grivner, Vincent Intrieri, Harold First, Daniel Ninivaggi, Fredrik Gradin, Robert Knauss, and David Schechter alleging that XOH and its Board of Directors breached their fiduciary duties of loyalty, good faith, candor, and due care. The plaintiffs allege that the defendants failed to adequately consider ACF Holding’s 2011 Proposal. The plaintiffs seek to enjoin this transaction. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Murphy Class Action Complaint

On or about January 28, 2011, Murphy filed a shareholder class action complaint in the Supreme Court of the State of New York, County of New York against XO Holdings, Inc., the Chairman, Carl Grivner, Vincent Intrieri, Harold First, Daniel Ninivaggi, Fredrik Gradin, Robert Knauss, David Schechter, and ACF Holding, alleging that the individually named defendants breached their fiduciary duties by failing to engage in an honest and fair sale process and failure to disclose material information to the class concerning ACF Holding’s 2011 Proposal; and that the Chairman, XOH, and ACF Holding aided and abetted the Board’s breach of fiduciary duties. The plaintiff asks the court to direct defendants to carry out their fiduciary duties; to declare that the defendants committed a gross abuse of trust; and to enjoin the consummation of the proposed transaction. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Fast Class Action Complaint

On February 11, 2011, Fast filed a class action complaint in the Delaware Court of Chancery against XO Holdings, Inc., ACF Holding, the Chairman, Carl Grivner, Vincent Intrieri, Harold First, Daniel Ninivaggi, Fredrik Gradin, Robert Knauss, and David Schechter alleging that the individually named defendants breached their fiduciary duties of loyalty and care by abandoning the 2010 Rights Offering and Reverse Stock Split in favor of ACF Holding’s 2011 Proposal. The complaint also challenges the independence of the Special Committee and the application of the provision contained in the July 2008 Stock Purchase Agreement entered into by XOH and certain affiliates of the Chairman in connection with the issuance and sale of Series A and B Preferred Stock to affiliates of the Chairman and which places certain restrictions on the Chairman’s ability to effect a transaction that would result in the Chairman obtaining a 90% ownership share in XOH unless such transaction were approved by a special committee of disinterested directors (the “Standstill Provision”). Plaintiff also asks the Court to enjoin the consummation of ACF Holding’s 2011 Proposal until the transaction’s “financial and procedural unfairness” is rectified; asks the Court to declare that Special Committee process in the Standstill Provision does not satisfy the entire fairness requirement; and asks the court to declare that the Special Committee is incapable of reviewing ACF Holding’s 2011 Proposal. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Borden Class Action Complaint

On February 25, 2011, Borden filed a class action complaint in the Court of Chancery of the State of Delaware against XO Holdings, Inc., the Chairman, Carl Grivner, Robert Knauss, Harold First, Fredrik Gradin, Vincent Intrieri, David Schechter, Daniel Ninivaggi, and ACF Holding on behalf of the public stockholders of XOH. The complaint alleges various breaches of fiduciary duties by defendants related to ACF

XO Holdings, Inc.

Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES  – (continued)

Holding’s 2011 Proposal including allegations that the Special Committee lacked independence to consider and review ACF Holding’s 2011 Proposal and that defendants placed personal interests of the individual board members and/or the interests of the Chairman ahead of the interests of the shareholders. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Other Contingencies

The Universal Service Administrative Company (“USAC”) performed an audit of the Company’s compliance with universal service contribution reporting obligations in connection with services provided during 2007. The Company received the final audit report on November 2, 2010 and subsequently appealed the USAC final audit decision to the FCC. On March 1, 2011, USAC sought guidance from the FCC relating to one of the audit matters. The Company does not believe the impact will be material to the Company’s financial position, results of operations, cash flows or disclosures.

17. UNAUDITED SELECTED QUARTERLY DATA

The following tables illustrate selected quarterly financial data for 2010 and 2009 (in thousands except per share amounts). Results of any one or more quarters are not necessarily indicative of annual results or continuing trends. Income (loss) per common share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per common share for the four quarters of each year may not equal the loss per common share for the twelve month periods.

	Quarters Ended 2010
	March 31	June 30(a)	September 30	December 31(b)
Revenue	$369,549	$383,646	$385,701	$390,345
Cost of service*	$208,475	$218,867	$218,345	$223,683
Income (loss) from operations	$(16,335)	$(6,154)	$13,909	$(10,182)
Net (loss) income	$(16,605)	$(1,189)	$12,425	$(6,473)
Net loss allocable to common shareholders	$(36,760)	$(18,914)	$(5,098)	$(24,342)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.20)	$(0.10)	$(0.03)	$(0.14)

	Quarters Ended 2009
	March 31	June 30	September 30(c)	December 31(d)
Revenue	$377,825	$385,624	$382,000	$375,839
Cost of service*	$220,004	$229,565	$217,712	$212,698
Loss from operations	$(17,054)	$(16,817)	$(243)	$(13,118)
Net (loss) income	$(4,468)	$(5,994)	$19,032	$13,265
Net loss allocable to common shareholders	$(23,976)	$(25,868)	$(910)	$(7,053)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.13)	$(0.14)	$—	$(0.04)

*	Cost of service is presented exclusive of depreciation and amortization in all periods.
(a)	June 2010 quarterly Net loss and Net loss allocable to common shareholders offset by $5.4 million, or $0.03 per share, related to net investment gains.
(b)	December 2010 quarterly Net loss and Net loss allocable to common shareholders was impacted by $20.0 million, or $0.11 per share, related to an impairment charge taken on our LMDS licenses.
(c)	September 2009 quarterly Net income and Net loss allocable to common shareholders was impacted by $16.3 million, or $0.09 per share, related to net investment gains.
(d)	December 2009 quarterly Net income and Net loss income allocable to common shareholders was impacted by $25.7 million, or $0.14 per share, related to net investment gains. This increase was offset by a decrease of $8.2 million, or $0.05 per share, related to an impairment charge taken on our LMDS licenses.

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

We carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2010 was effective.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days after December 31, 2010. The information required by this Item will appear under the headings “Proposal: Election of Directors”, “Board of Directors and Committees” and “Management” in our proxy statement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Board of Directors and Committees.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Financial statements and financial statement schedules required to be filed for the registrant under Item 15 are set forth starting on page 48.

(b)	Exhibits

Exhibits incorporated herein by reference are indicated in parentheses.

2.1	Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K/A of XO Communications, Inc. filed on November 26, 2002).
2.2	Plan Supplement, dated October 23, 2003, to the Third Amended Plan of Reorganization of XO Communications, Inc., dated July 22, 2002 (incorporated by reference to exhibit 2.2 filed with the Current Report on Form 8-K/A of XO Communications, Inc. filed on November 26, 2002).
2.3	Order Confirming Third Amended Plan of Reorganization, dated November 15, 2002 (incorporated by reference to exhibit 99.1 filed with the Current Report on Form 8-K/A of XO Communications, Inc. filed on November 26, 2002).
2.4	Asset Purchase Agreement, dated as of February 18, 2004, by and among XO Communications, Inc., Allegiance Telecom, Inc., and Allegiance Telecom Company Worldwide (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on February 24, 2004).
2.5	Agreement and Plan of Merger, dated as of February 28, 2006 by and among XO Communications, Inc., XO Holdings, Inc. and XO Communications, LLC (incorporated herein by reference to exhibit 2.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 6, 2006).
3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 6, 2006).
3.2	Bylaws of XO Holdings, Inc. (incorporated by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 6, 2006).
4.1	Series A Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).
4.2	Series B Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).
4.3	Series C Warrant Agreement, dated as of January 16, 2003, by and between XO Communications, Inc. and American Stock Transfer & Trust Company (incorporated by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on January 30, 2003).
4.4	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2005 (incorporated by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on March 6, 2006).
4.5	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 7% Class B Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).

4.6	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 9.50% Class C Perpetual Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to exhibit 4.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).
10.1	XO Communications, Inc. 2002 Stock Incentive Plan (Amended and Restated as of June 19, 2003) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders).(1)
10.2	Employment Term Sheet, dated as of April 30, 2003, between XO Communications, Inc. and Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended March 31, 2003).(1)
10.3	Change in Control Agreement by and between XO Communications, Inc. and Carl J. Grivner, President and Chief Executive Officer of XO Communications, Inc. (incorporated by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended March 31, 2003).(1)
10.4	Employment Agreement, effective as of September 25, 2000, by and between Wayne M. Rehberger and XO Communications, Inc. (incorporated by reference to exhibit 10.10 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2003).(1)
10.5	Change in Control Severance Plan for Certain Covered Executives (Director and Above) of XO Communications, Inc., dated as of June 2, 2005. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Communications, Inc. filed on June 8, 2005).(1)
10.6	Indemnification Agreement by and between Adam Dell and XO Communications, Inc., dated as of November 1, 2004 (incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended September 30, 2004).
10.7	Indemnification Agreement by and between Robert Knauss and XO Communications, Inc., dated as of November 1, 2004 (incorporated by reference to exhibit 10.2 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended September 30, 2004).
10.8	Indemnification Agreement by and between Fredrik Gradin and XO Communications, Inc., dated as of November 1, 2004 (incorporated by reference to exhibit 10.3 filed with the Quarterly Report on Form 10-Q of XO Communications, Inc. for the quarter ended September 30, 2004).
10.9	Cost Sharing and IRU Agreement, dated July 18, 1998, between Level 3 Communications, LLC and XO Intercity Holdings No. 2, LLC (f/k/a INTERNEXT LLC) (incorporated by reference to exhibit 10.8 filed with the Quarterly Report on Form 10-Q of NEXTLINK Communications, Inc. and NEXTLINK Capital, Inc. for the quarter ended September 30, 1998).
10.10	Master Agreement, dated August 8, 2002, between Level 3 Communications, Inc. and XO Communications, Inc. (incorporated by reference to exhibit 10.4.2 filed with the Annual Report on Form 10-K of XO Communications, Inc. for the year ended December 31, 2002).
10.11	Assignment and Assumption Agreement, dated as of February 28, 2006, by and among XO Communications, Inc. and XO Holdings, Inc. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on March 06, 2006).
10.12	Lease Agreement dated February 28, 2007, between the Company and Presidents Park II, LLC (incorporated by reference to exhibit 10.27 filed with the Annual Report on Form 10-K for the year ended December 31, 2006).(2)
10.13	Stipulation and Agreement of Compromise, Settlement and Release, approved by the Delaware Court of Chancery on March 31, 2008, among XO Holdings, Inc. and certain minority stockholders (incorporated by reference to exhibit 10.2 filed with the Current Report on Form 10-Q for the quarter ended March 31, 2008).

10.14	Stock Purchase Agreement dated as of July 25, 2008 by and between XO Holdings, Inc., Arnos Corp., Barberry Corp., High River Limited Partnership and ACF Industries Holding Corp. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc.).
10.15	Tax Allocation Agreement dated as of July 25, 2008 by and between XO Holdings, Inc. and Starfire Holding Corporation (incorporated by reference to exhibit 10.3 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on July 28, 2008).
10.16	Undertaking dated August 28, 2008 by Starfire Holding Corporation for the benefit of XO Holdings, Inc. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on August 29, 2008).
10.17	Settlement Agreement and Mutual Release In re Allegiance Telecom, Inc. et al., Debtors, dated October 21, 2008 (incorporated by reference to exhibit 10.9 filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.18	XO Holdings, Inc. 2009 Executive Bonus Plan (incorporated by reference to exhibit 10.1 filed with the Quarterly Report on Form 10-Q of XO Holdings, Inc. for the quarter ended March 31, 2009).(1)
10.19	Employment Agreement, dated as of January 5, 2009, by and between XO Holdings, Inc. and Daniel J. Wagner (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on January 20, 2009).(1)
10.20	Redacted version of Master Professional Services Agreement, executed April 31, 2009 and effective as of March 30, 2009, by and between XO Communications Services, Inc. on behalf of itself, its operating affiliates and subsidiaries and Thomas Cady (incorporated by reference to exhibit 10.3 filed with the Quarterly Report on Form 10-Q of XO Holdings, Inc. for the quarter ended June 30, 2009).(2)
10.21	Revolving Promissory Note, dated as of October 8, 2010, by and between XO Communications, LLC and Arnos Corp. (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on October 12, 2010).
10.22	Guaranty of Revolving Promissory Note, dated October 8, 2011 by XO Communications, LLC and the Guarantors (incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed October 12, 2010).
10.23	First Amendment to Revolving Promissory Note, dated February 11, 2011, by and between XO Communications, LLC and Arnos Corp. (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of XO Holdings, Inc. filed on February 11, 2011).
14.1	XO Business Ethics (incorporated by reference to exhibit 14.1 filed with the Current Report on Form 8-K/A filed on May 2, 2006).
21.1	Subsidiaries of XO Holdings, Inc. (filed herewith).
23.1	Consent of Grant Thornton LLP (filed herewith).
23.2	Consent of KPMG LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).
(2)	Portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to the Registrants application requesting confidential treatment under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO HOLDINGS, INC.
March 31, 2011	/s/ Carl J. Grivner Carl J. Grivner President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 31, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ Carl J. Grivner Carl J. Grivner	President and Chief Executive Officer, Director (Principal Executive Officer)
/s/ Laura W. Thomas Laura W. Thomas	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Harold First Harold First	Director
/s/ Vincent J. Intrieri Vincent J. Intrieri	Director
/s/ Robert L. Knauss Robert L. Knauss	Director
/s/ Dan Ninivaggi Dan Ninivaggi	Director
/s/ David Schechter David Schechter	Director

XO Holdings, Inc.

Schedule II
Valuation and Qualifying Accounts
For The Years Ended December 31, 2010, 2009 and 2008
(in thousands)

		Additions
	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending Balance
Allowance for doubtful accounts
2008	$10,116	$13,271	$—	$(13,660)	$9,727
2009	$9,727	$12,891	$—	$(11,566)	$11,052
2010	$11,052	$10,932	$—	$(14,745)	$7,239

All other valuation accounts are omitted because the required information is shown in the Notes to our consolidated financial statements.