Form 10-Q
period 2011-03-31
XO HOLDINGS INC
filed 2011-05-16
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares of common stock outstanding as of May 11, 2011 was 182,075,165.

XO HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XO Holdings, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$56,410	$69,631
Marketable securities	160	180
Accounts receivable, net of allowance for doubtful accounts of $5,910 and $7,239, respectively	137,559	142,663
Prepaid expenses and other current assets	30,319	22,600
Total current assets	224,448	235,074
Property and equipment, net	819,574	814,408
Intangible assets, net	25,233	25,233
Other assets	57,680	58,714
Total Assets	$1,126,935	$1,133,429
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$86,569	$87,982
Accrued liabilities	206,887	194,484
Total current liabilities	293,456	282,466
Deferred revenue, less current portion	73,987	76,057
Other liabilities	57,331	60,190
Total Liabilities	424,774	418,713
Class B convertible preferred stock	670,486	658,982
Class C perpetual preferred stock	256,031	249,312
Commitments and contingencies
Stockholders’ Deficit
Common stock and additional paid in capital:
par value $0.01 per share, 1,000,000 shares authorized; 182,075 shares issued and outstanding	773,173	791,339
Accumulated other comprehensive loss	(35)	(15)
Accumulated deficit	(997,494)	(984,902)
Total Stockholders’ Deficit	(224,356)	(193,578)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$1,126,935	$1,133,429

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$383,369	$369,549
Costs and expenses
Cost of service (exclusive of depreciation and amortization)	229,635	208,475
Selling, general and administrative	118,067	130,634
Depreciation and amortization	47,348	44,867
Loss on disposal of assets	210	1,908
Total costs and expenses	395,260	385,884
Loss from operations	(11,891)	(16,335)
Interest income (expense), net	(464)	25
Investment gain, net	25	—
Net loss before income taxes	(12,330)	(16,310)
Income tax expense	(262)	(295)
Net loss	(12,592)	(16,605)
Preferred stock accretion	(18,223)	(20,155)
Net loss allocable to common shareholders	$(30,815)	$(36,760)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.17)	$(0.20)
Weighted average shares, basic and diluted	182,075	182,075

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(12,592)	$(16,605)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	47,348	44,867
Provision for doubtful accounts	1,417	4,115
Stock-based compensation	57	138
Gain from investments	(25)	—
Loss on disposal of assets	210	1,908
Changes in assets and liabilities
Accounts receivable	3,686	16,319
Other assets	(6,684)	(901)
Accounts payable	(982)	(913)
Accrued liabilities	10,501	4,567
Net cash provided by operating activities	42,936	53,495
INVESTING ACTIVITIES:
Capital expenditures	(53,246)	(64,188)
Proceeds from fixed asset sales	91	37
Proceeds from the recovery of investments	25	—
Net cash used in investing activities	(53,130)	(64,151)
FINANCING ACTIVITIES:
Redemption of preferred stock	—	(41,445)
Payments on capital leases	(3,027)	(1,221)
Net cash used in financing activities	(3,027)	(42,666)
Net decrease in cash and cash equivalents	(13,221)	(53,322)
Cash and cash equivalents, beginning of period	69,631	363,159
Cash and cash equivalents, end of period	$56,410	$309,837
SUPPLEMENTAL DATA:
Cash paid for interest	$797	$364
Cash paid for income taxes	$38	$48

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

XO Holdings, Inc. together with its consolidated subsidiaries (“XOH,” “XO,” or the “Company”) is a leading facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications services to the telecommunications provider, business and government markets. The Company uses its nationwide IP network, extensive local metropolitan networks and broadband wireless facilities to offer a broad portfolio of services.

b. Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual consolidated financial statements prepared according to U. S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, although the Company believes the disclosures are adequate to prevent the information presented from being misleading. As a result, the accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal, recurring nature that are considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Operating results for any interim period are not necessarily indicative of results that may be expected for any subsequent interim period or for the year ended December 31, 2011.

The Company’s condensed consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All intercompany transactions among consolidated entities have been eliminated. The carrying amounts reported in the Company’s condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments.

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

c. Transaction Based Taxes and Other Surcharges

The Company records certain transaction based taxes and other surcharges on a gross basis. For the three months ended March 31, 2011 and 2010, revenue and expenses included taxes and surcharges of $3.3 million and $3.1 million, respectively.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

d. Accounts Receivable

The Company’s principal concentration of credit risk is accounts receivable. Although the Company’s accounts receivable are geographically dispersed and include numerous customers in many different industries, the receivables from other telecommunications service providers represented 25% of consolidated receivables as of March 31, 2011. XOH generally does not require collateral to secure its receivable balances.

2. COMPREHENSIVE LOSS

Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(12,592)	$(16,605)
Other comprehensive income:
Net unrealized gain (loss) on investments	(20)	80
Comprehensive loss	$(12,612)	$(16,525)

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of equity securities that are classified as available-for-sale and are stated at estimated fair value based upon available market information. The estimated fair values of the Company’s marketable securities are as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)
	At March 31, 2011	At December 31, 2010
Available-for-sale marketable equity securities	$160	$180

Unrealized gains and losses are computed on the basis of average cost and are reported as a separate component of accumulated other comprehensive loss in stockholders’ deficit until realized. No marketable securities were sold during the quarters ended March 31, 2011 and 2010.

The Company recorded an immaterial amount of unrealized holding losses related to equity securities at March 31, 2011 and December 31, 2010. These unrealized gains and losses were recorded on the Consolidated Balance Sheets as a separate component of stockholders’ deficit. The Company recognized an immaterial amount of net investment gain for the three months ended March 31, 2011 and zero investment gain or loss for the same period in 2010.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Telecommunications networks and acquired bandwith	$1,611,850	$1,570,050
Furniture, fixtures, equipment and other	452,699	446,377
	2,064,549	2,016,427
Less: accumulated depreciation	(1,335,105)	(1,287,684)
	729,444	728,743
Construction-in-progress, parts and equipment	90,130	85,665
Property and equipment, net	$819,574	$814,408

Depreciation and amortization expense was $47.3 million and $44.9 million for the three months ended March 31, 2011 and 2010, respectively. Assets classified as construction-in-progress, parts and equipment are not being depreciated as they have not yet been placed in service. During the three months ended March 31, 2011 and 2010, the Company capitalized interest on construction costs of $0.6 million and $0.3 million, respectively.

5. EARNINGS (LOSS) PER SHARE

Net loss per common share, basic is computed by dividing net loss allocable to common shareholders by the weighted average common shares outstanding during the period. Net loss per common share, diluted is calculated by dividing net loss allocable to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and preferred stock. In periods where the assumed common share equivalents for stock options and preferred stock are anti-dilutive, they are excluded from the calculation of diluted weighted average shares.

The table below details the anti-dilutive items that were excluded in the computation of net loss per common share, diluted (in millions):

	Three Months Ended March 31,
	2011	2010
Stock options	6.1	7.4
Class A preferred stock	—	46.6
Class B convertible preferred stock	442.1	412.4

6. INCOME TAXES

The provision for income taxes for the three months ended March 31, 2011 and 2010 of $0.3 million and $0.3 million, respectively, is for current taxes. The Company has a full valuation against its net deferred tax assets. The current provision for income taxes for the three months ended March 31, 2011 consists primarily of state taxes computed based on modified gross receipts or gross margin but designated as income tax by the Financial Accounting Standards Board (“FASB”) due to the various components of the calculation. The current provision for income taxes for the three months ended March 31, 2010 consisted primarily of state taxes computed based on modified gross receipts or gross margin but designated as income tax by the FASB due to the various components of the calculation and interest on certain state income tax positions.

Open Tax Years

The statutes of limitation for the Company’s U.S. federal income tax return and the Commonwealth of Virginia income tax return remain open for tax years 2007 through 2010. Certain state income tax returns where the Company has a large presence, including California, New Jersey and Texas, remain open for the tax years

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. INCOME TAXES  – (continued)

2006 through 2010. The Company’s U.S. federal income tax return for the year ended December 31, 2009, filed as part of the Starfire Holding Corporation consolidated federal tax return, is under audit by the Internal Revenue Service.

7. RELATED PARTY TRANSACTIONS

Various entities controlled by the Chairman of the Company’s Board of Directors and the Company’s majority stockholder (the “Chairman”) hold the following interests in the Company:

	At March 31, 2011(1)	At December 31, 2010(2)
Outstanding Common Stock	Greater than 60%	Greater than 60%
Class B Convertible Preferred Stock	100%	100%
Class C Perpetual Preferred Stock	100%	100%

(1)	As reported in the March 31, 2011 Form 4 for the Chairman and other parties to such joint filing, and the March 31, 2011 Amendment No. 31 to Schedule 13D filed by the Chairman and other parties to such joint filing.
(2)	As reported in the January 3, 2011 Form 4 for the Chairman and other parties to such joint filing, and the January 3, 2011 Amendment No. 29 to Schedule 13D filed by the Chairman and other parties to such joint filing.

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

On October 8, 2010, XO Communications, LLC (“XO LLC”), a wholly owned subsidiary of the Company, entered into a Revolving Promissory Note (the “Promissory Note”) with Arnos Corp., an affiliate of the Chairman, pursuant to which Arnos Corp. provided the Company access to a $50.0 million revolving credit facility at an annual interest rate equal to the greater of LIBOR plus 525 basis points or 6.75%. At the request of XO LLC, Arnos Corp. entered into a first amendment to the Promissory Note with XO LLC dated as of February 11, 2011 (the “Amendment”). The Amendment extends the latest maturity date of the Promissory Note from October 8, 2011 to May 1, 2012. Accordingly, the maturity date of the Promissory Note is the earliest of (i) May 1, 2012, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company or certain of its affiliates in an amount equal to or greater than $50.0 million, or

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. RELATED PARTY TRANSACTIONS  – (continued)

(iii) at the Company’s option, a date selected by the Company that is earlier than May 1, 2012. The Promissory Note includes a fee of 0.75% on undrawn amounts. As of May 16, 2011, no amounts have been drawn on the Promissory Note.

On January 19, 2011, the Company received an offer from ACF Industries Holding Corp., an affiliate of the Chairman (“ACF Holding”), to acquire, either directly or through an affiliate, ownership of 100% of XO Holdings in a transaction in which holders of common stock, other than ACF Holding and its affiliates, would receive consideration of $0.70 net per share in cash. On January 21, 2011, the Company announced the formation of a Special Committee of its Board of Directors composed of independent directors to consider, review, and evaluate the proposal. On April 7, 2011, the Special Committee announced it had retained J.P. Morgan Securities, LLC to act as its financial advisor, Dechert LLP as its legal counsel and Richards, Layton & Finger, P.A. as its Delaware legal counsel.

8. COMMITMENTS AND CONTINGENCIES

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

Other Contingencies

The Universal Service Administrative Company (“USAC”) performed an audit of the Company’s compliance with universal service contribution reporting obligations in connection with services provided during 2007. The Company received the final audit report on November 2, 2010 and subsequently appealed the USAC final audit decision to the Federal Communications Commission (“FCC”). On March 1, 2011, USAC sought guidance from the FCC relating to one of the audit matters. The Company does not believe the impact will be material to the Company’s financial position, results of operations, cash flows or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company uses the terms “we,” “us,” and “our,” to describe XOH and its subsidiaries within this Quarterly Report on Form 10-Q. This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. This discussion should be read in conjunction with our 2010 Annual Report and our condensed consolidated financial statements, including the notes thereto, appearing in Part 1, Item 1 of this Quarterly Report.

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

Readers are cautioned that these forward-looking statements are only predictions and are subject to a number of both known and unknown risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results in future periods may differ materially from the future results, performance, and/or achievements expressed or implied in this document. These risks include any failure by us to:

•	generate funds from operations or raise funds sufficient to meet our cash requirements and execute our business strategy;
•	prevail in our legal and regulatory proceedings;
•	increase the volume of traffic on our network; and
•	achieve and maintain market penetration and revenue levels given the highly competitive nature of the telecommunications industry.

For a detailed discussion of risk factors affecting our business and operations, see Item 1A, Risk Factors in our 2010 Annual Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

Executive Summary

We are a leading nationwide facilities-based, competitive telecommunications services provider that delivers a comprehensive array of telecommunications solutions to business customers, government agencies, telecommunications carriers and service providers, as well as internet content providers. We strive to be the trusted, high value provider of broadband solutions to mid-market, enterprise and carrier customers. The items we believe differentiate us from the competition include our nationwide high-capacity network, advanced IP and converged communications services, broadband wireless capabilities, consistent competitive pricing strategy, and a responsive, customer-focused orientation. We offer customers a broad range of managed voice, data and IP services in more than 85 metropolitan markets across the United States. While we, like other providers, continue to face short term challenges, we remain bullish on the long term potential for the Company.

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

On October 8, 2010, we entered into a Revolving Promissory Note (the “Promissory Note”) with Arnos Corp., an affiliate of Carl C. Icahn, the Chairman of our Board of Directors and majority shareholder (the “Chairman”), pursuant to which Arnos Corp. provided access to a $50.0 million revolving credit facility at an annual interest rate equal to the greater of LIBOR plus 525 basis points or 6.75%. On February 11, 2011, at our request, we and Arnos Corp. entered into the First Amendment to the Revolving Promissory Note (the “Amendment”). The Amendment extends the latest maturity date of the Promissory Note from October 8, 2011 to May 1, 2012. Accordingly, the maturity date of the Promissory Note is the earliest of (i) May 1, 2012, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us or certain of our affiliates in an amount equal to or greater than $50.0 million, and (iii), at our option, a date selected by us that is earlier than May 1, 2012. The Promissory Note includes a fee of 0.75% on undrawn amounts. As of May 16, 2011, no amounts have been drawn on the Promissory Note.

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

On January 19, 2011, we received an offer from ACF Industries Holding Corp., an affiliate of the Chairman (“ACF Holding”), to acquire, either directly or through an affiliate, ownership of 100% of XO Holdings in a transaction the exact form of which would be determined jointly. Under the proposal, holders of common stock, other than ACF Holding and its affiliates, would receive consideration of $0.70 net per share in cash. On January 21, 2011, we announced the formation of a Special Committee of our Board of Directors composed of independent directors to consider, review, and evaluate the proposal. At that time, the Board of Directors delayed further action on the pending financing activities (reverse split, Nasdaq listing and rights offering) so that the Special Committee could begin its review process. On March 5, 2011, Mr. First, a member of the Company’s Board of Directors and the Special Committee, resigned from the Special Committee. On April 7, 2011, the Special Committee announced it had retained J.P. Morgan Securities, LLC to act as its financial advisor, Dechert LLP as its legal counsel and Richards, Layton & Finger, P.A. as its Delaware legal counsel.

We continue to monitor various alternatives to obtain additional funds. While we intend to explore every alternative, including high yield debt, we continue to believe that an issuance of high yield debt would be deleterious to XOH for the following reasons: 1) the high cost of such debt would negatively affect our ability to compete in the current highly competitive telecommunications environment; and 2) the burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such environment.

Based on our current level of operations, we believe that cash flow from operations, cash on hand, marketable securities and cash available from the Promissory Note will enable us to meet our working capital and other obligations for at least the next 12 months. However, we believe that additional funds, including cash available under the Promissory Note, are necessary to continue to implement our transformation plan and also give us the resources to take advantage of strategic growth opportunities. Our ability to fund our cash needs depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. Heretofore, we have not generated sufficient free cash flows to allow us to continue to fully fund our transformation plan or to pursue other strategic opportunities. Accordingly, we believe it will be necessary to raise additional funds.

We continue to monitor the impact of macro-economic conditions on our business. Potential negative aspects include a general slowdown in the demand for telecommunications services, delayed IT and other projects that have telecommunications needs, elongated sales cycles on the part of our customers, higher involuntary churn and delayed payments from customers.

Recent Events

On April 8, 2011, we announced that Carl J. Grivner resigned as Chief Executive Officer, President, and Director of the Company. We are conducting an executive search to identify a new Chief Executive Officer. The Board of Directors established an executive committee to oversee our operations until a permanent chief executive is selected. The executive committee is comprised of Daniel J. Wagner, who will continue to lead our Business Services unit, Ernest Ortega, who will continue to lead our Carrier Services unit, and Laura W. Thomas, our Chief Financial Officer, who will oversee all corporate functions and other business units.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, cost of service, allowance for uncollectible accounts, assessment of loss contingencies, and property and equipment. For more information on critical accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2010 Annual Report. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

During the three months ended March 31, 2011, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.

Results of Operations

The following table contains certain data from our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2011	% of Consolidated Revenue	2010	% of Consolidated Revenue	Change
					Dollars	Percent
Revenue	$383,369	100%	$369,549	100%	$13,820	4%
Costs and expenses:
Cost of service*	229,635	60%	208,475	56%	21,160	10%
Selling, general and administrative	118,067	31%	130,634	35%	(12,567)	(10)%
Depreciation and amortization	47,348	12%	44,867	12%	2,481	6%
Loss on disposal of assets	210	—	1,908	1%	(1,698)	(89)%
Total costs and expenses	395,260	103%	385,884	104%	9,376	2%
Loss from operations	$(11,891)	(3)%	$(16,335)	(4)%	$(4,444)	(27)%

*	exclusive of depreciation and amortization

Revenue

Total revenue for the three months ended March 31, 2011 increased 4% compared to the three months ended March 31, 2010. For 2011, we anticipate revenue levels consistent with 2010. Based on continued investments which leverage next-generation IP-based technologies and transport infrastructure, we expect revenue from Legacy and Non-Core services, as a percentage of total revenue, will decline throughout 2011. The projections for the remainder of 2011 are sensitive to influences in a challenging macro-economic environment and regulatory climate changes.

Revenue was earned from services provided in the following categories (dollars in thousands):

	Three Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue
Strategic Core	$237,806	62%	$208,393	56%
Legacy	126,889	33%	133,316	36%
Non-Core	18,674	5%	27,840	8%
Total revenue	$383,369	100%	$369,549	100%

Strategic Core.  Strategic Core includes products largely deployed using IP-enabled technologies as well as non-IP based data transport and networking solutions. During the three months ended March 31, 2011, revenue from Strategic Core increased $29.4 million, or 14%, over the year-ago period. This growth was driven by strong demand for secure, low-cost solutions and a continued market demand shift away from TDM-based solutions, as evidenced by the increase of $20.3 million, or 31%, in IP VPN, IP Flex and Ethernet services compared to the same period in 2010. We expect that these services will continue to be central to revenue growth in 2011 and beyond.

Legacy.  Legacy products include the more mature and traditional wireline voice, retail long distance, and other TDM-related products and services. Legacy revenue decreased $6.4 million, or 5%, during the three months ended March 31, 2011, compared to the year-ago period. A decrease of $11.7 million, or 11%, was driven by continuing demand shift from traditional integrated voice and data offerings. This decrease was offset by a $5.3 million increase in pass-through tax and other fees. We expect that market demand will continue to move away from this class of services towards Strategic Core offerings in 2011.

Non-Core.  Non-Core products include long distance voice services (“LDVS”), transport and networking products, and shared hosting facilities. For the three months ended March 31, 2011, revenue from our Non-Core services decreased $9.2 million, or 33%, compared to the year-ago period. The decline was primarily driven by an $8.1 million, or 36%, decrease in our LDVS, compared to the first quarter of 2010. This decline was due to targeted price adjustments implemented to improve margins. We anticipate continued downward pressure on LDVS revenue as we strive to improve overall margins. We expect 2011 revenue to decline for Non-Core offerings.

Cost of Service

Our cost of service (“COS”) includes telecommunications services costs, network operations costs and pass-through taxes. Telecommunication services costs include expenses directly associated with providing services to customers, such as the cost of connecting customers to our network via leased facilities, leasing components of network facilities, and interconnect access and transport services paid to third-party service providers. Network operations include costs related to network repairs and maintenance, costs to maintain rights-of-way and building access facilities, and certain functional costs related to engineering, network, system delivery, field operations and service delivery. Pass-through taxes are taxes we are assessed related to selling our services which we pass through to our customers. COS excludes depreciation and amortization expense.

The following table summarizes our COS by component (dollars in thousands):

	Three Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue
Telecommunications services	$159,276	42%	$144,992	39%
Network operations	49,402	13%	49,481	13%
Pass-through taxes	20,957	5%	14,002	4%
Total cost of services	$229,635	60%	$208,475	56%

The increase in COS of $21.2 million, or 10%, for the three months ended March 31, 2011 compared to the year-ago period was mainly due to the $14.3 million, or 10%, increase in telecommunications services costs. The primary factors that contributed to the period over period increase were $20.2 million of increased costs related to net growth in installed telecommunications services and the additional infrastructure, including collocation facilities, required to support the current and potential future bandwidth needs. Additionally, we recognized $2.6 million less cost benefit from net changes in dispute balances and other accrued liabilities, relative to the year-ago period. These increases were partially offset by $8.5 million of incremental cost savings achieved through planned network optimization projects completed as of March 31, 2011. Network optimization projects are initiatives and actions we take to reduce our costs associated with providing telecommunications services to our customers. Network optimization projects include rehoming circuits to the nearest network point-of-presence, hubbing circuits onto the same transport facility, moving network facilities to lower cost providers, disconnection of capacity from third party providers which is no longer required and other similar actions which vary in type, size and duration.

Pass-through taxes increased $7.0 million, or 50%, for the three months ended March 31, 2011 compared to the year-ago period due primarily to an increase in pass-through tax rates as well as a shift in product mix.

For the full year 2011, we expect COS will decline on both a dollar and percent of revenue basis, due to a shift in our product mix, which is intended to improve overall margins.

Selling, General and Administrative

Selling, general and administrative expense (“SG&A”) decreased by $12.6 million, or 10%, during the three months ended March 31, 2011 compared to the year-ago period. This decrease includes a $7.7 million decline in payroll and related expenses due to headcount reductions. Additionally, bad debt declined $2.7 million due to improved collection activities. We plan on continuing to invest in the resources and infrastructure necessary to help grow and support our business units during 2011 while continuing to realize cost savings. Our goal during 2011 is to further decrease SG&A as a percentage of revenue through our continued efforts to improve efficiencies and lower costs.

Capital Expenditures

Three Months Ended March 31,	Dollars	% of Revenue
	(in thousands)
2011	$53,246	14%
2010	$64,188	17%

Capital expenditures decreased for the three months ended March 31, 2011 compared to the year-ago period due to the timing of expenditures. We plan to spend between $165 million and $195 million on additional capital expenditures during the remainder of 2011 for continued investment in our networks, Ethernet and IP-based services, expansion into new markets and continuation of our transformation initiative.

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

On October 8, 2010, we entered into the Promissory Note with Arnos Corp., an affiliate of the Chairman, pursuant to which Arnos Corp. provided access to a $50.0 million revolving credit facility at an annual interest rate equal to the greater of LIBOR plus 525 basis points or 6.75%. On February 11, 2011, at our request, we entered into the Amendment to the Promissory Note with Arnos Corp. The Amendment extends the latest maturity date of the Promissory Note from October 8, 2011 to May 1, 2012. Accordingly, the maturity date of the Promissory Note is the earliest of (i) May 1, 2012, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us or certain of our affiliates in an amount equal to or greater than $50.0 million, and (iii), at our option, a date selected by the Company that is earlier than May 1, 2012. The Promissory Note includes a fee of 0.75% on undrawn amounts. As of May 16, 2011, no amounts have been drawn on the Promissory Note.

On January 19, 2011, we received an offer from ACF Holding to acquire, either directly or through an affiliate, ownership of 100% of XO Holdings in a transaction the exact form of which would be determined jointly. Under the proposal, holders of common stock, other than ACF Holding and its affiliates, would receive consideration of $0.70 net per share in cash. On January 21, 2011, we announced the formation of a Special Committee of our Board of Directors composed of independent directors to consider, review and evaluate the proposal. On April 7, 2011, the Special Committee announced it had retained J.P. Morgan Securities, LLC to act as its financial advisor, Dechert LLP as its legal counsel and Richards, Layton & Finger, P.A. as its Delaware legal counsel.

We continue to monitor various alternatives to obtain additional funds. While we intend to explore every alternative, including high yield debt, we continue to believe that an issuance of high yield debt would be deleterious to XOH for the following reasons: 1) the high cost of such debt would negatively affect our ability to compete in the current highly competitive telecommunications environment; and 2) the burdensome restrictive covenants associated with such debt would impair our ability to pursue potential strategic investments and to take advantage of other opportunities which may be necessary for us to compete in such environment.

Based on our current level of operations, we believe that cash flow from operations, cash on hand, marketable securities and cash available from the Promissory Note will enable us to meet our working capital and other obligations for at least the next 12 months. However, we believe that additional funds, including cash available under the Promissory Note, are necessary to continue to implement our transformation plan and also give us the resources to take advantage of strategic growth opportunities. Our ability to fund our cash needs depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. Heretofore, we have not generated sufficient free cash flows to allow us to continue to fully fund our transformation plan or to pursue other strategic opportunities. Accordingly, we believe it will be necessary to raise additional funds.

Cash Flow

As of March 31, 2011, our balance of cash and cash equivalents was $56.4 million, a decrease of $13.2 million from December 31, 2010. The primary reason for this decrease was continued capital investments and other working capital requirements in excess of cash from operations. We invested all of our cash provided by operations in strategic, growth-related capital expenditure investments to grow revenue through enhancing our next generation broadband network. As part of our plans to grow our business, during the first quarter of 2011, we continued to invest in our long-haul fiber optic network as well as our Ethernet and broadband services. We expect our growth-related capital expenditures will continue to outpace our cash inflows from operations during the remainder of 2011.

The following table summarizes the components of our cash flows for the three months ended March 31 (in thousands):

	2011	2010
Cash provided by operating activities	$42,936	$53,495
Cash used in investing activities	$(53,130)	$(64,151)
Cash used in financing activities	$(3,027)	$(42,666)

Operating Activities.  The decrease in cash provided by operating activities for the three months ended March 31, 2011 compared to the same period in 2010 was related to the $12.6 million decrease in working capital cash flow.

Investing Activities.  The $11.0 million decrease in cash used in investing activities was due to the delay in the timing of capital expenditures. We expect that our capital expenditures for 2011 will be between $220 million and $250 million. We continue to focus on investment in our technology infrastructure, operations and other areas of our business to lay the foundation for our long term strategic plan, which seeks to improve operational efficiency, accelerate broadband revenue growth and significantly shift our revenue mix.

Financing Activities.  The $39.6 million decrease in cash used in financing activities for the three months ended March 31, 2011 was primarily due to the 2010 purchase and retirement of 599,137 shares of Class A preferred stock held by entities unaffiliated with our Chairman for $41.4 million.

Regulatory

For additional information regarding the regulatory matters affecting our business, see “Regulatory” subheading in Item 1, Business of our 2010 Annual Report. Other than as discussed below, during the three months ended March 31, 2011, there was no new material activity related to regulatory matters.

Additional Federal Regulations

Intercarrier Compensation Reform and Treatment of VoIP Services.  On July 8, 2008, the United States Court of Appeals for the D.C. Circuit directed the FCC to either justify its intercarrier compensation rules for traffic bound for ISPs or such rules will be vacated on November 6, 2008. Several interested parties filed various proposals on how the FCC might justify its intercarrier compensation rules for ISP- bound traffic as well as how the FCC may reform the entire intercarrier compensation and universal service fund regimes. We actively participated at the FCC in response to those proposals. On November 5, 2008, the FCC released an Order responding to the United States Court of Appeals for the D.C. Circuit specifically keeping the current ISP-bound traffic rules in effect, including a $0.0007 cap on traffic above a 3:1 ratio. On March 17, 2010, the FCC released its National Broadband Plan which outlines a roadmap for the delivery of broadband to all Americans. The Plan does not have the effect of law but is a blueprint for how the FCC may address various issues. With respect to possible reform to intercarrier compensation, the FCC specifically recommended that during the 2012 – 2016 timeframe, intrastate terminating switched access rate levels should be moved down to interstate terminating switched access rate levels over a period of two to four years. In the 2017 – 2020 timeframe, the FCC should continue reducing intercarrier compensation rates by phasing out the per-minute rates for the origination and termination of telecommunications traffic. Pursuant to the National Broadband Plan agenda, on February 9, 2011, the FCC released a Notice of Proposed Rule Making on intercarrier compensation reform with two comment schedules for the various issues. Comments and replies regarding the treatment of VoIP traffic, access stimulation, and phantom traffic were filed on April 1, 2011 and April 18, 2011, respectively. Comments regarding comprehensive intercarrier compensation were filed on April 18, 2011 and replies are due on May 23, 2011. We cannot predict what, if any, actions the FCC will take, when it may act or the effect this will have on our future financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risks during the three months ended March 31, 2011. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our executive committee and principal financial officer, as appropriate, to allow for timely decisions regarding required financial disclosures.

We carried out an evaluation, under the supervision and with the participation of our management including our executive committee and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on this evaluation, our executive committee and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of the risks associated with our business and operations is set forth in Part I, Item 1A Risk Factors of our 2010 Annual Report. There have been no material changes in our risks from such description.

Item 5. Other Information

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (incorporated herein by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
3.3	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 7% Class B Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on July 28, 2008)
3.4	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 9.5% Class C Perpetual Preferred Stock and Qualifications, Limitations and Restrictions thereof (incorporated by reference to exhibit 4.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on July 28, 2008)
3.5	By-laws of XO Holdings, Inc. (incorporated herein by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
31.1	Certification of Executive Committee Member pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Executive Committee Member pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.3	Certification of Executive Committee Member and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32.1	Certifications of Executive Committee Members and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XO HOLDINGS, INC.

Date: May 16, 2011	By: /s/ Laura W. Thomas Laura W. Thomas Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)