Form 10-Q
period 2011-06-30
XO HOLDINGS INC
filed 2011-08-15
CIK 1111634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of common stock outstanding as of August 10, 2011 was 182,075,165.

XO HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XO Holdings, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$28,702	$69,631
Marketable securities	25	180
Accounts receivable, net of allowance for doubtful accounts of $6,439 and $7,239, respectively	138,088	142,663
Prepaid expenses and other current assets	42,595	22,600
Total current assets	209,410	235,074
Property and equipment, net	825,457	814,408
Intangible assets, net	25,233	25,233
Other assets	60,409	58,714
Total Assets	$1,120,509	$1,133,429
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$96,193	$87,982
Accrued liabilities	205,659	194,484
Total current liabilities	301,852	282,466
Deferred revenue, less current portion	71,739	76,057
Other liabilities	55,006	60,190
Total Liabilities	428,597	418,713
Class B convertible preferred stock	682,191	658,982
Class C perpetual preferred stock	262,910	249,312
Commitments and contingencies
Stockholders’ Deficit
Common stock and additional paid in capital: par value $0.01 per share, 1,000,000 shares authorized; 182,075 shares issued and outstanding	754,589	791,339
Accumulated other comprehensive loss	(170)	(15)
Accumulated deficit	(1,007,608)	(984,902)
Total Stockholders’ Deficit	(253,189)	(193,578)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$1,120,509	$1,133,429

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$381,726	$383,646	$765,095	$753,196
Costs and expenses
Cost of service (exclusive of depreciation and amortization)	223,560	218,867	453,195	427,342
Selling, general and administrative	116,774	124,416	234,841	255,049
Depreciation and amortization	48,624	45,304	95,972	90,172
Loss on disposal of assets	2,146	1,213	2,356	3,121
Total costs and expenses	391,104	389,800	786,364	775,684
Loss from operations	(9,378)	(6,154)	(21,269)	(22,488)
Interest expense, net	(478)	(103)	(942)	(80)
Investment gain, net	—	5,374	25	5,374
Net loss before income taxes	(9,856)	(883)	(22,186)	(17,194)
Income tax expense	(258)	(306)	(520)	(601)
Net loss	(10,114)	(1,189)	(22,706)	(17,795)
Preferred stock accretion	(18,584)	(17,725)	(36,807)	(37,880)
Net loss allocable to common shareholders	$(28,698)	$(18,914)	$(59,513)	$(55,675)
Net loss allocable to common shareholders per common share, basic and diluted	$(0.16)	$(0.10)	$(0.33)	$(0.31)
Weighted average shares, basic and diluted	182,075	182,075	182,075	182,075

See accompanying notes to the unaudited condensed consolidated financial statements.

XO Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(22,706)	$(17,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,972	90,172
Provision for doubtful accounts	3,427	5,479
Stock-based compensation	57	230
Gain from investments	(25)	(5,374)
Loss on disposal of assets	2,356	3,121
Changes in assets and liabilities:
Accounts receivable	1,147	9,770
Other assets	(21,689)	(84)
Accounts payable	6,457	1,276
Accrued liabilities	5,940	(5,807)
Net cash provided by operating activities	70,936	80,988
INVESTING ACTIVITIES:
Capital expenditures	(107,749)	(121,764)
Proceeds from fixed asset sales	125	117
Proceeds from the sale of available-for-sale marketable securities	25	5,374
Net cash used in investing activities	(107,599)	(116,273)
FINANCING ACTIVITIES:
Redemption of preferred stock	—	(258,861)
Payments on capital leases	(4,266)	(2,373)
Net cash used in financing activities	(4,266)	(261,234)
Net decrease in cash and cash equivalents	(40,929)	(296,519)
Cash and cash equivalents, beginning of period	69,631	363,159
Cash and cash equivalents, end of period	$28,702	$66,640
SUPPLEMENTAL DATA:
Cash paid for interest	$1,307	$662
Cash paid for income taxes	$927	$1,013

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

The Company’s condensed consolidated financial statements include all of the assets, liabilities and results of operations of subsidiaries in which the Company has a controlling interest. All intercompany transactions among consolidated entities have been eliminated. The carrying amounts reported in the Company’s condensed consolidated balance sheets for cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments.

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

c. Transaction Based Taxes and Other Surcharges

The Company records certain transaction based taxes and other surcharges on a gross basis. For the three months ended June 30, 2011 and 2010, revenue and expenses included taxes and surcharges of $3.3 million and $3.2 million, respectively. For the six months ended June 30, 2011 and 2010, revenue and expenses included taxes and surcharges of $6.7 and $6.3 million, respectively.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

d. Accounts Receivable

The Company’s principal concentration of credit risk is accounts receivable. Although the Company’s accounts receivable are geographically dispersed and include numerous customers in many different industries, the receivables from other telecommunications service providers represented 28% of consolidated receivables as of June 30, 2011. XOH generally does not require collateral to secure its receivable balances.

2. COMPREHENSIVE LOSS

Comprehensive loss includes the Company’s net loss, as well as net unrealized gains and losses on available-for-sale investments. The following table summarizes the Company’s calculation of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(10,114)	$(1,189)	$(22,706)	$(17,795)
Other comprehensive loss:
Net unrealized loss on investments	(135)	(100)	(155)	(20)
Comprehensive loss	$(10,249)	$(1,289)	$(22,861)	$(17,815)

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of equity securities that are classified as available-for-sale and are stated at estimated fair value based upon available market information. The estimated fair values of the Company’s marketable securities are as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)
	At June 30, 2011	At December 31, 2010
Available-for-sale marketable equity securities	$25	$180

Unrealized gains and losses are computed on the basis of average cost and are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ deficit until realized. No marketable securities were sold during the three and six months ended June 30, 2011 and 2010.

The Company recorded an immaterial amount of unrealized holding losses related to equity securities at June 30, 2011 and December 31, 2010. These unrealized losses were recorded on the Consolidated Balance Sheets as a separate component of stockholders’ deficit.

The Company recognized an immaterial amount of net investment gain for the six months ended June 30, 2011 and recognized net investment gains of $5.4 million for both the three and six months ended June 30, 2010. This gain resulted from the $5.4 million distribution related to a legal matter regarding the Company’s holding of certain debt securities.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Telecommunications networks and acquired bandwidth	$1,647,401	$1,570,050
Furniture, fixtures, equipment and other	466,675	446,377
	2,114,076	2,016,427
Less: accumulated depreciation	(1,382,798)	(1,287,684)
	731,278	728,743
Construction-in-progress, parts and equipment	94,179	85,665
Property and equipment, net	$825,457	$814,408

Depreciation and amortization expense was $48.6 million and $45.3 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, depreciation and amortization expense was $96.0 million and $90.2 million, respectively. Assets classified as construction-in-progress, parts and equipment are not being depreciated as they have not yet been placed in service. During the three months ended June 30, 2011 and 2010, the Company capitalized interest on construction costs of $0.6 million and $0.3 million, respectively. During the six months ended June 30, 2011 and 2010, the Company capitalized interest on construction costs of $1.2 million and $0.6 million, respectively.

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

The table below details the anti-dilutive items that were excluded in the computation of net loss per common share, diluted for the three and six months ended June 30, (in millions):

	2011	2010
Stock options	6.1	7.2
Class B convertible preferred stock	453.7	423.3

6. INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 2011 of $0.3 million and $0.5 million, respectively, and $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2010, are for current taxes. The Company has a full valuation against its net deferred tax assets. The current provision for income taxes for each of the periods presented consists primarily of state taxes computed based on modified gross receipts or gross margin, but designated as income tax by the Financial Accounting Standards Board due to the various components of the calculation, and interest on certain state income tax positions.

Open Tax Years

The statutes of limitation for the Company’s U.S. federal income tax return and the Commonwealth of Virginia state income tax return remain open for tax years 2007 through 2010. Certain state income tax returns where the Company has a large presence, including California, New Jersey and Texas, remain open for the tax

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. INCOME TAXES  – (continued)

years 2006 through 2010. The Company’s U.S. federal income tax return for the year ended December 31, 2009, filed as part of the Starfire Holding Corporation consolidated federal tax return, is under audit by the Internal Revenue Service.

7. RELATED PARTY TRANSACTIONS

Various entities controlled by the Chairman of the Company’s Board of Directors and the Company’s majority stockholder (the “Chairman”) hold the following interests in the Company:

	At June 30, 2011(1)	At December 31, 2010(2)
Outstanding Common Stock	Greater than 60%	Greater than 60%
Class B convertible preferred stock	100%	100%
Class C perpetual preferred stock	100%	100%

(1)	As reported in the July 1, 2011 Form 4 for the Chairman and other parties to such joint filing, and the July 1, 2011 Amendment No. 32 to Schedule 13D filed by the Chairman and other parties to such joint filing.
(2)	As reported in the January 3, 2011 Form 4 for the Chairman and other parties to such joint filing, and the January 3, 2011 Amendment No. 29 to Schedule 13D filed by the Chairman and other parties to such joint filing.

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

Icahn Sourcing LLC (“Icahn Sourcing”) is an entity formed and controlled by the Chairman in order to leverage the potential buying power of a group of entities which the Chairman either owns or with which he otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors, with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors and the Company is under no legal obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Company has purchased a variety of goods and services as a member of the buying group at prices and on terms that it believes are more favorable than those which would be achieved on a stand-alone basis.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. RELATED PARTY TRANSACTIONS  – (continued)

On October 8, 2010, XO Communications, LLC (“XO LLC”), a wholly owned subsidiary of the Company, entered into a Revolving Promissory Note (the “Promissory Note”) with Arnos Corp. (“Arnos”), an affiliate of the Chairman, pursuant to which Arnos provided the Company access to a $50.0 million revolving credit facility at an annual interest rate equal to the greater of LIBOR plus 525 basis points or 6.75%. At the request of XO LLC, Arnos entered into a first amendment to the Promissory Note with XO LLC dated as of February 11, 2011 (the “Amendment”). The Amendment extended the latest maturity date of the Promissory Note from October 8, 2011 to May 1, 2012. At the request of XO LLC, Arnos entered into a second amendment to the Promissory Note with XO LLC dated as of August 11, 2011 (the “Second Amendment”). The Second Amendment extends the latest maturity date of the Promissory Note from May 1, 2012 to August 16, 2012. Accordingly, the maturity date of the Promissory Note is the earliest of (i) August 16, 2012, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company or certain of its affiliates in an amount equal to or greater than $50.0 million, or (iii) at the Company’s option, a date selected by the Company that is earlier than August 16, 2012. The Promissory Note includes a fee of 0.75% on undrawn amounts. As of August 15, 2011, no amounts have been drawn on the Promissory Note.

On January 19, 2011, the Company received an offer from ACF Industries Holding Corp., an affiliate of the Chairman (“ACF Holding”), to acquire, either directly or through an affiliate, ownership of 100% of XOH in a transaction in which holders of common stock, other than ACF Holding and its affiliates, would receive consideration of $0.70 net per share in cash. On January 21, 2011, the Company announced the formation of a Special Committee of its Board of Directors (the “Special Committee”), composed of independent directors to consider, review, and evaluate the proposal. On April 7, 2011, the Special Committee announced it had retained J.P. Morgan Securities, LLC to act as its financial advisor, Dechert LLP as its legal counsel and Richards, Layton & Finger, P.A. as its Delaware legal counsel.

On July 11, 2011, XO Holdings, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ACF Holding, Arnos, Arnos Sub Corp. (“Arnos Sub”), High River Limited Partnership (“High River”), Barberry Corp. (“Barberry”), and together with ACF Holding, Arnos, Arnos Sub and High River, collectively the “Parent Group”, and XO Merger Corp., a direct wholly-owned subsidiary of Parent Group (“Merger Sub”). Each member of Parent Group and Merger Sub are affiliates of Carl C. Icahn, the Chairman and beneficial owner of approximately 91.76% of the combined voting power of the Company’s outstanding shares of capital stock consisting of his beneficial ownership of 113,410,769 shares of the 182,075,165 outstanding shares of the Company’s common stock, par value $0.01 (the “Company Common Stock”) and 100% of the outstanding shares of the Class B convertible preferred stock (“Class B preferred stock”) and Class C perpetual preferred stock (“Class C preferred stock”).

Pursuant to the terms of the Merger Agreement, at the effective time of the merger (the “Effective Time”), Merger Sub will be merged into the Company and the Company will become a wholly-owned subsidiary of Parent Group (the “Merger”). Pursuant to the Merger, the holders of the Company’s Common Stock other than Parent Group will be entitled to receive cash in the amount of $1.40 for each outstanding share of Common Stock owned immediately before the Effective Time, without interest and less any applicable withholding tax. In addition, the holders of Common Stock other than Parent Group will also be granted a non-transferable, uncertificated contract right (such contract right being referred to herein as a “Contractual Value Right” or “CVR”) to receive a share of certain proceeds in excess of $1.40 per share obtained by Parent Group, which will be the post-Merger parent of XO, in certain circumstances if Parent Group consummates or enters into a definitive agreement providing for a sale of the Company or its assets within a one year period of the execution date of the Merger Agreement (the “Merger Consideration”) and such sale is consummated.

Each of the Company, the Parent Group and Merger Sub has made limited representations and warranties to each other in the Merger Agreement. The Merger, which is currently expected to close before the end of the third quarter 2011, is subject to limited closing conditions consisting of (i) the absence of any order or

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. RELATED PARTY TRANSACTIONS  – (continued)

injunction prohibiting the consummation of the Merger and (ii) distribution of an Information Statement to the Company’s shareholders other than the Parent Group. The Merger Agreement may be terminated by (i) mutual agreement of the parties and (ii) by either party if (x) the Merger is not consummated by December 1, 2011 or (y) a final law or order prohibits the consummation of the Merger.

Affiliates of Carl C. Icahn that control approximately 91.76% of the votes entitled to be voted for adoption of the Merger Agreement have taken action by written consent dated July 11, 2011 to adopt the Merger Agreement in accordance with the General Corporation Law of the State of Delaware. Stockholders of the Company will not be asked to vote on the transaction. The Company filed a Schedule 14C Information Statement with the SEC which was mailed to shareholders of record as of July 11, 2011.

The Merger Agreement was negotiated on behalf of the Company by the Special Committee. The Board of Directors of the Company, acting upon the unanimous recommendation of the Special Committee, approved the Merger Agreement and determined that the Merger Agreement and the Merger are advisable, fair to and in the best interest of the Company and its stockholders other than the Parent Group. The Merger is expected to be effective in the third quarter of 2011 and may be effective as soon as August 18, 2011.

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

R2 Derivative Litigation

On April 28, 2009, R2 Investments, LDC (“R2”) filed a complaint in the Supreme Court of the State of New York, County of New York naming individual members of the Company’s Board of Directors and certain entities controlled by the Chairman as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009, the defendants filed a Motion to Dismiss the Complaint, which was denied on December 10, 2009. On April 23, 2010, the defendants filed an answer to the amended complaint. On May 10, 2010, the defendants filed a summary judgment motion. On March 18, 2011, the court granted R2’s motion to amend its complaint alleging that the rights offering announced by the Company on October 12, 2010 and reverse stock split (the “2010 Rights Offering and Reverse Stock Split”) were unfair to minority stock holders and that ACF Holding’s proposal of January 21, 2011 to acquire all of the outstanding Company Common Stock not owned by ACF Holding or its affiliates for $0.70 per share (“ACF Holding’s 2011 Proposal”) was unfair as well in that it provided inadequate consideration to Company Common Stock shareholders. The amended complaint, which R2 filed on July 16, 2011, also claims that the Special Committee is not independent. On July 26, 2011, the plaintiff filed a motion seeking expedited discovery and declaring that they intended to file a motion for the same preliminary injunctive relief as plaintiff Youlu Zheng concerning the Merger. A hearing for that anticipated motion is scheduled for August 16, 2011. Discovery in this case is ongoing. The effect of this case on the Company, if any, is not known at this time.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES  – (continued)

Zheng Derivative Class Action Litigation

On or about June 3, 2010, Youlu Zheng filed a class action complaint in the Supreme Court of the State of New York, County of New York against the Chairman, Carl Grivner, Adam Dell, Fredrik Gradin, Vincent J. Intrieri, Keith Meister, Robert Knauss, David S. Schechter, Peter Shea, Harold First, ACF Holding, Arnos, High River, Starfire Holding Corp., and XO Holdings, Inc. alleging that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The plaintiffs request that the court rescind the July 2008 financing transaction, award compensatory damages to the class of plaintiffs, award the plaintiff expenses, costs and attorneys’ fees, and impose a constructive trust in favor of the plaintiff and the class upon benefits improperly received by the defendants. On July 25, 2010, the plaintiffs filed an amended complaint. The defendants filed an answer to the amended complaint on September 23, 2010. On March 14, 2011, the plaintiffs amended their complaint to include the 2010 Rights Offering and Reverse Stock Split and to enjoin the defendants from proceeding with ACF Holding’s 2011 Proposal. On or about July 27, 2011, the court issued a written order conditionally certifying two separate classes. On July 19, 2011, the plaintiffs requested that they be permitted to amend their complaint to include allegations challenging the Merger, by which various Icahn entities offered to purchase all outstanding shares of Company Common Stock for $1.40 per share, plus one CVR subject to certain conditions. The plaintiffs declared their intention to move to enjoin the defendants from consummating the Merger Agreement. A hearing for that anticipated motion is scheduled for August 16, 2011. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Henzel Class Action Complaint

On or about January 26, 2011, Henzel, on behalf of herself and others similarly situated, filed a class action complaint in the Court of Chancery of the State of Delaware against XO Holdings, Inc., the Chairman, Carl Grivner, Vincent Intrieri, Harold First, Daniel Ninivaggi, Fredrik Gradin, Robert Knauss, and David Schechter alleging that the Company and its Board of Directors breached their fiduciary duties of loyalty, good faith, candor, and due care. The plaintiffs allege that the defendants failed to adequately consider ACF Holding’s 2011 Proposal. On July 22, 2011, the plaintiffs filed an amended complaint challenging the Merger and asking the court to enjoin the Merger, and moved for expedited proceedings. On July 25, 2011, the defendants moved to dismiss and/or stay the action and opposed expedited proceedings. On July 28, 2011, the parties agreed to stay the action during the pendency of the injunction proceedings in New York. On July 29, 2011, the plaintiff withdrew her motion for expedited proceedings. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Murphy Class Action Complaint

On or about January 28, 2011, Murphy filed a shareholder class action complaint in the Supreme Court of the State of New York, County of New York against XO Holdings, Inc., the Chairman, Carl Grivner, Vincent Intrieri, Harold First, Daniel Ninivaggi, Fredrik Gradin, Robert Knauss, David Schechter, and ACF Holding, alleging that the individually named defendants breached their fiduciary duties by failing to engage in an honest and fair sale process and failure to disclose material information to the class concerning ACF Holding’s 2011 Proposal; and that the Chairman, the Company, and ACF Holding aided and abetted the Board’s breach of fiduciary duties. The plaintiff asks the court to direct the defendants to carry out their fiduciary duties; to declare that the defendants committed a gross abuse of trust; and to enjoin the consummation of the proposed transaction. On July 20, 2011, the plaintiff filed an amended complaint challenging the Merger and asking that the court enjoin the consummation of the Merger. The defendants understand that the plaintiffs are now preparing a motion to enjoin the Merger, and a hearing on that motion is scheduled for August 16, 2011. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

XO Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES  – (continued)

Fast Class Action Complaint

On February 11, 2011, Fast filed a class action complaint in the Delaware Court of Chancery against XO Holdings, Inc., ACF Holding, the Chairman, Carl Grivner, Vincent Intrieri, Harold First, Daniel Ninivaggi, Fredrik Gradin, Robert Knauss, and David Schechter alleging that the individually named defendants breached their fiduciary duties of loyalty and care by abandoning the 2010 Rights Offering and Reverse Stock Split in favor of ACF Holding’s 2011 Proposal. The complaint also challenges the independence of the Special Committee and the application of the provision contained in the July 2008 Stock Purchase Agreement entered into by the Company and certain affiliates of the Chairman in connection with the issuance and sale of Class B and C preferred stock to affiliates of the Chairman and which places certain restrictions on the Chairman’s ability to effect a transaction that would result in the Chairman obtaining a 90% ownership share in the Company unless such transaction were approved by a special committee of disinterested directors (the “Standstill Provision”). The plaintiff also asks the Court to enjoin the consummation of ACF Holding’s 2011 Proposal until the transaction’s “financial and procedural unfairness” is rectified; asks the Court to declare that the Special Committee process in the Standstill Provision does not satisfy the entire fairness requirement; and asks the court to declare that the Special Committee is incapable of reviewing ACF Holding’s 2011 Proposal. On July 18, 2011, the plaintiffs filed an amended complaint challenging the Merger and asking the court to enjoin the consummation of the Merger, and moved for expedited proceedings. On July 25, 2011, the defendants moved to dismiss and/or stay the action and opposed expedited proceedings. On August 1, 2011, the Court of Chancery denied the motion for expedited proceedings. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Borden Class Action Complaint

On February 25, 2011, Borden filed a class action complaint in the Court of Chancery of the State of Delaware against XO Holdings, Inc., the Chairman, Carl Grivner, Robert Knauss, Harold First, Fredrik Gradin, Vincent Intrieri, David Schechter, Daniel Ninivaggi, and ACF Holding on behalf of the public stockholders of the Company. The complaint alleges various breaches of fiduciary duties by the defendants related to ACF Holding’s 2011 Proposal including allegations that the Special Committee lacked independence to consider and review ACF Holding’s 2011 Proposal and that the defendants placed personal interests of the individual Board Members and/or the interests of the Chairman ahead of the interests of the shareholders. On July 22, 2011, the plaintiffs filed an amended complaint challenging the Merger and asking the court to enjoin the Merger, and moved for expedited proceedings. On July 25, 2011, the defendants moved to dismiss and/or stay the action and opposed expedited proceedings. On July 28, 2011, the parties agreed to stay the action during the pendency of the injunction proceedings. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company uses the terms “we,” “us,” and “our,” to describe XOH within this Quarterly Report on Form 10-Q. This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. This discussion should be read in conjunction with our 2010 Annual Report and our condensed consolidated financial statements, including the notes thereto, appearing in Part 1, Item 1 of this Quarterly Report.

Cautionary Language Concerning Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “can,” “may,” “could” or other comparable words. Our forward-looking statements are based on currently available operational, financial and competitive information and management’s current expectations, estimates and projections. These forward-looking statements include:

•	expectations regarding revenue, expenses, capital expenditures and financial position in future periods;
•	our ability to broaden our customer reach and expand our market share;
•	pursuit of growth opportunities;
•	the need to obtain future financing;
•	our ability to fund our business plan and pay our financial obligations; and
•	expectations regarding the Merger.

Readers are cautioned that these forward-looking statements are only predictions and are subject to a number of both known and unknown risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results in future periods may differ materially from the future results, performance, and/or achievements expressed or implied in this document. These risks include any failure by us to:

•	consummate the Merger;
•	generate funds from operations or raise funds sufficient to meet our cash requirements and execute our business strategy;
•	prevail in our legal and regulatory proceedings;
•	increase the volume of traffic on our network; and
•	achieve and maintain market penetration and revenue levels given the highly competitive nature of the telecommunications industry.

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

On October 12, 2010, we announced plans to offer to holders of our common stock rights to purchase shares of a new class of non-convertible preferred stock. Through this rights offering, we would seek to issue up to $200.0 million of non-convertible preferred stock. Prior to the issuance of any rights, we anticipated listing our common stock on the Nasdaq Global Market. Any application for the Nasdaq listing of our common stock would follow a one-for-twenty reverse split of our common stock intended to bring the share price to the level required for Nasdaq listing. If the listing application was not accepted, we planned to proceed with a rights offering (subject to any applicable state law restrictions) with the intention that our common stock would continue to be quoted on the Over-the-Counter Bulletin Board and on the Pink Sheets under the ticker symbol “XOHO.OB”.

On January 19, 2011, we received an offer from ACF Holding to acquire, either directly or through an affiliate, ownership of 100% of XO Holdings, Inc. in a transaction the exact form of which would be determined jointly. Under the proposal, holders of common stock, other than ACF Holding and its affiliates, would receive consideration of $0.70 net per share in cash. On January 21, 2011, we announced the formation of a Special Committee of our Board of Directors composed of independent directors to consider, review, and evaluate the proposal. At that time, the Board of Directors delayed further action on the pending financing activities (reverse split, Nasdaq listing and rights offering) so that the Special Committee could begin its review process. On March 5, 2011, Mr. First, a member of the Company’s Board of Directors and the Special Committee, resigned from the Special Committee. On April 7, 2011, the Special Committee announced it had retained J.P. Morgan Securities, LLC to act as its financial advisor, Dechert LLP as its legal counsel and Richards, Layton & Finger, P.A. as its Delaware legal counsel.

On July 11, 2011, we entered into a Merger Agreement with Parent Group and Merger Sub. Each member of Parent Group and Merger Sub are affiliates of Carl C. Icahn, the Chairman of the Board of Directors and beneficial owner of approximately 91.76% of the combined voting power of our outstanding shares of capital stock consisting of the Chairman’s beneficial ownership of 113,410,769 shares of the 182,075,165 of the Company Common Stock and 100% of the outstanding shares of the Class B and Class C preferred stock.

Pursuant to the terms of the Merger Agreement, at the Effective Time, Merger Sub will be merged into the Company and we will become a wholly-owned subsidiary of Parent Group. Pursuant to the Merger, the holders of the Company Common Stock other than Parent Group will be entitled to receive cash in the amount of $1.40 for each outstanding share of our Common Stock owned immediately before the Effective Time, without interest and less any applicable withholding tax. In addition, the holders of our Common Stock other than Parent Group will also be granted a non-transferable, uncertificated contract right to receive a share of certain proceeds in excess of $1.40 per share obtained by Parent Group, which will be the post-Merger parent of XO, in certain circumstances if Parent Group consummates or enters into a definitive agreement providing for a sale of the Company or its assets within a one year period of the execution date of the Merger Agreement and such sale is consummated.

Each of the Company, the Parent Group and Merger Sub has made limited representations and warranties to each other in the Merger Agreement. The Merger, which is currently expected to close before the end of the third quarter 2011, is subject to limited closing conditions consisting of (i) the absence of any order or injunction prohibiting the consummation of the Merger and (ii) distribution of an Information Statement to our shareholders other than the Parent Group. The Merger Agreement may be terminated by (i) mutual agreement of the parties and (ii) by either party if (x) the merger is not consummated by December 1, 2011 or (y) a final law or order prohibits the consummation of the Merger.

Affiliates of the Chairman that control approximately 91.76% of the votes entitled to be voted for adoption of the Merger Agreement have taken action by written consent dated July 11, 2011 to adopt the Merger Agreement in accordance with the General Corporation Law of the State of Delaware. Stockholders of the Company will not be asked to vote on the transaction. The Company filed a Schedule 14C Information Statement with the SEC which was mailed to shareholders of record as of July 11, 2011.

The Merger Agreement was negotiated on our behalf by the Special Committee. The Board of Directors, acting upon the unanimous recommendation of the Special Committee, approved the Merger Agreement and determined that the Merger Agreement and the Merger are advisable, fair to and in the best interest of the Company and its stockholders other than the Parent Group. The Merger is expected to be effective in the third quarter of 2011 and may be effective as soon as August 18, 2011.

Based on our current level of operations, we believe that cash flow from operations, cash on hand, marketable securities and cash available from the Promissory Note will enable us to meet our working capital and other obligations for at least the next 12 months. However, we believe that additional funds, including cash available under the Promissory Note, would be necessary to continue to implement our transformation plan and give us the resources to take advantage of strategic growth opportunities. Our ability to fund our cash needs depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. Heretofore, we have not generated sufficient free cash flows to allow us to continue to fund our transformation plan fully or to pursue other strategic opportunities. Accordingly, we believe it will be necessary to raise additional funds and continue to monitor funding alternatives.

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

During the six months ended June 30, 2011, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.

Results of Operations

The following table contains certain data from our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,				Change
	2011	% of Consolidated Revenue	2010	% of Consolidated Revenue	Dollars	Percent
Revenue	$381,726	100%	$383,646	100%	$(1,920)	(1%)
Costs and expenses:
Cost of service*	223,560	59%	218,867	57%	4,693	2%
Selling, general and administrative	116,774	30%	124,416	32%	(7,642)	(6%)
Depreciation and amortization	48,624	12%	45,304	13%	3,320	7%
Loss on disposal of assets	2,146	1%	1,213	0%	933	77%
Total costs and expenses	391,104	102%	389,800	102%	1,304	0%
Loss from operations	$(9,378)	(2%)	$(6,154)	(2%)	$3,224	52%

	Six Months Ended June 30,				Change
	2011	% of Consolidated Revenue	2010	% of Consolidated Revenue	Dollars	Percent
Revenue	$765,095	100%	$753,196	100%	$11,899	2%
Costs and expenses:
Cost of service*	453,195	59%	427,342	57%	25,853	6%
Selling, general and administrative	234,841	31%	255,049	34%	(20,208)	(8%)
Depreciation and amortization	95,972	13%	90,172	12%	5,800	6%
Loss on disposal of assets	2,356	0%	3,121	0%	(765)	(25%)
Total costs and expenses	786,364	103%	775,684	103%	10,680	1%
Loss from operations	$(21,269)	(3%)	$(22,488)	(3%)	$(1,219)	(5%)

*	exclusive of depreciation and amortization

Revenue

Total revenue decreased by 1% for the three months ended June 30, 2011 and increased by 2% for the six months ended June 30, 2011, compared to the respective year-ago periods. For 2011, we anticipate revenue levels consistent with 2010. Based on continued investments which leverage next-generation IP-based technologies and transport infrastructure, we expect revenue from Legacy and Non-Core services, in aggregate and as a percentage of total revenue, will decline throughout 2011. The projections for the remainder of 2011 are sensitive to influences in a challenging macro-economic environment and regulatory climate changes.

Revenue was earned from services provided in the following categories (dollars in thousands):

	Three Months Ended June 30,
	2011	% of Revenue	2010	% of Revenue
Strategic Core	$242,795	64%	$216,354	56%
Legacy	123,263	32%	132,966	35%
Non-Core	15,668	4%	34,326	9%
Total revenue	$381,726	100%	$383,646	100%

Strategic Core.  Strategic Core includes products largely deployed using IP-enabled technologies as well as non-IP based data transport and networking solutions. During the three months ended June 30, 2011, revenue from Strategic Core increased $26.4 million, or 12%, over the year-ago period. This growth was driven by strong demand for secure, low-cost solutions and a continued market demand shift away from TDM-based solutions, as evidenced by the increase of $22.0 million in IP VPN, IP Flex and Ethernet services compared to the same period in 2010. We expect that these services will continue to be central to revenue growth in 2011 and beyond.

Legacy.  Legacy products include the more mature and traditional wireline voice, retail long distance, and other TDM-related products and services. Legacy revenue decreased $9.7 million, or 7%, during the three months ended June 30, 2011, compared to the year-ago period, inclusive of a decrease of $11.3 million, driven by continuing demand shift from traditional integrated voice and data offerings. This decrease in traditional offerings was offset by a $1.6 million increase in pass-through taxes and other fees. We expect that market demand will continue to move away from this class of services towards Strategic Core offerings in 2011.

Non-Core.  Non-Core products include long distance voice services (“LDVS”), transport and networking products, and shared hosting facilities. For the three months ended June 30, 2011, revenue from our Non-Core services decreased $18.7 million, or 54%, compared to the year-ago period. The decline was primarily driven by a $17.4 million decrease in our LDVS, compared to the second quarter of 2010, due to targeted price adjustments implemented to improve margins. We anticipate continued downward pressure on LDVS revenue as we strive to improve overall margins. We expect 2011 revenue to decline for Non-Core offerings.

	Six Months Ended June 30,
	2011	% of Revenue	2010	% of Revenue
Strategic Core	$480,600	63%	$424,747	57%
Legacy	250,152	33%	266,282	35%
Non-Core	34,343	4%	62,167	8%
Total revenue	$765,095	100%	$753,196	100%

Strategic Core.  During the six months ended June 30, 2011, revenue from Strategic Core increased $55.9 million, or 13%, over the year-ago period. This growth was driven by strong demand for secure, low-cost solutions and a continued market demand shift away from TDM-based solutions, as evidenced by the increase of $42.2 million in IP VPN, IP Flex and Ethernet services compared to the same period in 2010.

Legacy.  Legacy revenue decreased $16.1 million, or 6%, during the six months ended June 30, 2011, compared to the year-ago period, inclusive of a decrease of $23.0 million, driven by continuing demand shift from traditional integrated voice and data offerings. This decrease in traditional offerings was offset by a $6.9 million increase in pass-through taxes and other fees.

Non-Core.  For the six months ended June 30, 2011, revenue from our Non-Core services decreased $27.8 million, or 45%, compared to the year-ago period. The decline was primarily driven by a $25.6 million decrease in our LDVS, compared to the same period in 2010, due to targeted price adjustments implemented to improve margins.

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

The following table summarizes our COS by component (dollars in thousands):

	Three Months Ended June 30,
	2011	% of Revenue	2010	% of Revenue
Telecommunications services	$155,074	41%	$157,137	41%
Network operations	50,138	13%	48,599	13%
Pass-through taxes	18,348	5%	13,131	3%
Total cost of services	$223,560	59%	$218,867	57%

Total COS increased by $4.7 million, or 2%, for the three months ended June 30, 2011, compared to the same period in 2010. This increase was primarily driven by a $5.2 million, or 40%, increase in pass-through taxes, driven by certain regulatory fees.

The increase in pass-through taxes was partially offset by a period over period decline in telecommunications services costs. The primary factor that contributed to the decrease was a $13.7 million reduction in long distance usage costs, principally resulting from our ongoing initiative to improve LDVS margins. In addition, we recognized $8.3 million of incremental cost savings achieved through planned network optimization projects completed as of June 30, 2011. These decreases were partially offset by $17.2 million of increased costs related to net growth in installed telecommunications services and the additional infrastructure, including collocation facilities, required to support the current and potential future bandwidth needs. Additionally, we experienced a $2.5 million decrease in benefits recorded from favorable dispute resolutions, relative to the year-ago period.

	Six Months Ended June 30,
	2011	% of Revenue	2010	% of Revenue
Telecommunications services	$314,350	41%	$302,129	40%
Network operations	99,540	13%	98,080	13%
Pass-through taxes	39,305	5%	27,133	4%
Total cost of services	$453,195	59%	$427,342	57%

Total COS increased by $25.9 million, or 6%, for the six months ended June 30, 2011, compared to the respective year-ago period. This increase was primarily driven by a $12.2 million, or 45%, increase in pass-through taxes compared to the year-ago period, driven by certain regulatory fees.

In addition to the increase in pass-through taxes, telecommunications services costs also increased for the six months ended June 30, 2011, compared to the same period in 2010. This increase was due primarily to $37.3 million of increased costs related to net growth in installed telecommunications services and the additional infrastructure, including collocation facilities, required to support the current and potential future bandwidth needs. Additionally, we experienced a $3.7 million decrease in benefits recorded from favorable dispute resolutions, relative to the year-ago period. These increases in telecommunications services were partially offset by a $14.1 million reduction in long distance usage costs, primarily resulting from our ongoing initiative to improve LDVS margins, and $16.8 million of incremental cost savings achieved through planned network optimization projects completed as of June 30, 2011.

For the full year 2011, we anticipate COS levels consistent with 2010.

Selling, General and Administrative

For the three months ended June 30, 2011, SG&A decreased by $7.6 million compared to the same period in 2010. In addition, for the six months ended June 30, 2011, SG&A decreased by $20.2 million compared to the same period in 2010. The respective decreases were primarily due to changes in employee benefit programs and a decline in payroll and related expenses due to headcount reductions. We plan on continuing to invest in the resources and infrastructure necessary to help grow and support our business units during 2011 while continuing to realize cost savings. Our goal during 2011 is to further decrease SG&A as a percentage of revenue through our continued efforts to improve efficiencies and lower costs.

Investment Gain, Net

We recognized net investment gains of $5.4 million for both the three and six months ended June 30, 2010. This gain resulted from the receipt of a $5.4 million distribution related to a legal matter regarding our holding of certain debt securities.

Capital Expenditures

Six Months Ended June 30,	Dollars	% of Revenue
	(in thousands)
2011	$107,749	14%
2010	$121,764	16%

Capital expenditures decreased for the six months ended June 30, 2011 compared to the year-ago period due to timing of expenditures. We plan to spend between $110 million and $145 million on additional capital expenditures during the remainder of 2011 for continued investment in our networks, Ethernet and IP-based services, expansion into new markets and continuation of our transformation initiative.

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

On October 8, 2010, we entered into the Promissory Note with Arnos, pursuant to which Arnos provided access to a $50.0 million revolving credit facility at an annual interest rate equal to the greater of LIBOR plus 525 basis points or 6.75%. On February 11, 2011, at our request, we entered into the Amendment to the Promissory Note with Arnos. The Amendment extended the latest maturity date of the Promissory Note from October 8, 2011 to May 1, 2012. On August 11, 2011, at our request, we entered into the Second Amendment to the Promissory Note with Arnos. The Second Amendment extended the latest maturity date of the Promissory Note from May 1, 2012 to August 16, 2012. Accordingly, the maturity date of the Promissory Note is the earliest of (i) August 16, 2012, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us or certain of our affiliates in an amount equal to or greater than $50.0 million, and (iii), at our option, a date selected by the Company that is earlier than August 16, 2012. The Promissory Note includes a fee of 0.75% on undrawn amounts. As of August 15, 2011, no amounts have been drawn on the Promissory Note.

On October 12, 2010, we announced plans to offer to holders of our common stock rights to purchase shares of a new class of non-convertible preferred stock. Through this rights offering, we would seek to issue up to $200.0 million of non-convertible preferred stock.

On January 19, 2011, we received an offer from ACF Holding to acquire, either directly or through an affiliate, ownership of 100% of XOH in a transaction the exact form of which would be determined jointly. Under the proposal, holders of common stock, other than ACF Holding and its affiliates, would receive consideration of $0.70 net per share in cash. On January 21, 2011, we announced the formation of a Special Committee of our Board of Directors composed of independent directors to consider, review, and evaluate the proposal. At that time, the Board of Directors delayed further action on the pending financing activities so that the Special Committee could begin its review process. On April 7, 2011, the Special Committee announced it had retained J.P. Morgan Securities, LLC to act as its financial advisor, Dechert LLP as its legal counsel and Richards, Layton & Finger, P.A. as its Delaware legal counsel.

On July 11, 2011, XO Holdings, Inc. entered into the Merger Agreement with certain affiliates of the Chairman. Affiliates of the Chairman that control approximately 91.76% of the votes entitled to be voted for adoption of the Merger Agreement have taken action by written consent dated July 11, 2011 to adopt the Merger Agreement in accordance with the General Corporation Law of the State of Delaware. Stockholders of the Company will not be asked to vote on the transaction. The Company filed a Schedule 14C Information Statement with the SEC which was mailed to shareholders of record as of July 11, 2011.

Based on our current level of operations, we believe that cash flow from operations, cash on hand, marketable securities and cash available from the Promissory Note will enable us to meet our working capital and other obligations for at least the next 12 months. However, we believe that additional funds, including cash available under the Promissory Note, would be necessary to continue to implement our transformation plan and give us the resources to take advantage of strategic growth opportunities. Our ability to fund our cash needs depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. Heretofore, we have not generated sufficient free cash flows to allow us to continue to fund our transformation plan fully or to pursue other strategic opportunities. Accordingly, we believe it will be necessary to raise additional funds and continue to monitor funding alternatives.

Cash Flow

As of June 30, 2011, our balance of cash and cash equivalents was $28.7 million, a decrease of $40.9 million from December 31, 2010. The primary reason for this decrease was continued capital investments and other working capital requirements in excess of cash from operations. We invested all of our cash provided by operations in strategic, growth-related capital expenditure investments to grow revenue through enhancing our next generation broadband network. As part of our plans to grow our business, during the first half of 2011, we continued to invest in our long-haul fiber optic network as well as our Ethernet and broadband services. We expect our growth-related capital expenditures will continue to outpace our cash inflows from operations during the remainder of 2011.

The following table summarizes the components of our cash flows for the six months ended June 30 (in thousands):

	2011	2010
Cash provided by operating activities	$70,936	$80,988
Cash used in investing activities	$(107,599)	$(116,273)
Cash used in financing activities	$(4,266)	$(261,234)

Operating Activities.  The decrease in cash provided by operating activities for the six months ended June 30, 2011, compared to the same period in 2010 was related primarily to the $13.3 million change in working capital cash flow.

Investing Activities.  The $8.7 million decrease in cash used in investing activities was primarily due to the $14.0 million decrease in capital expenditures. This decline was partially offset by a $5.3 million period-over-period decline in proceeds from the sale of available-for-sale marketable securities. We expect that our capital expenditures for 2011 will be between $220 million and $255 million. We continue to focus on investment in our technology infrastructure, operations and other areas of our business to lay the foundation for our long term strategic plan, which seeks to improve operational efficiency, accelerate revenue growth and significantly shift our revenue mix.

Financing Activities.  The $257.0 million decrease in cash used in financing activities for the six months ended June 30, 2011 was primarily due to the purchase and retirement of all remaining shares of our Class A preferred stock for $258.9 million during the 2010 period.

Regulatory

For additional information regarding the regulatory matters affecting our business, see “Regulatory” subheading in Item 1, Business of our 2010 Annual Report. Other than as discussed below, during the three months ended June 30, 2011, there was no new material activity related to regulatory matters.

Additional Federal Regulations

Intercarrier Compensation Reform and Treatment of VoIP Services.  On July 8, 2008, the United States Court of Appeals for the D.C. Circuit directed the FCC to either justify its intercarrier compensation rules for traffic bound for ISPs or such rules will be vacated on November 6, 2008. Several interested parties filed various proposals on how the FCC might justify its intercarrier compensation rules for ISP-bound traffic as well as how the FCC may reform the entire intercarrier compensation and universal service fund regimes. We actively participated at the FCC in response to those proposals. On November 5, 2008, the FCC released an Order responding to the United States Court of Appeals for the D.C. Circuit specifically keeping the current ISP-bound traffic rules in effect, including a $0.0007 cap on traffic above a 3:1 ratio. On March 17, 2010, the FCC released its National Broadband Plan which outlines a roadmap for the delivery of broadband to all Americans. The Plan does not have the effect of law but is a blueprint for how the FCC may address various issues. With respect to possible reform to intercarrier compensation, the FCC specifically recommended that during the 2012 – 2016 timeframe, intrastate terminating switched access rate levels should be moved down to interstate terminating switched access rate levels over a period of two to four years. In the 2017 – 2020 timeframe, the FCC should continue reducing intercarrier compensation rates by phasing out the per-minute rates for the origination and termination of telecommunications traffic. Pursuant to the National Broadband Plan agenda, on February 9, 2011, the FCC released a Notice of Proposed Rule Making on intercarrier compensation reform with two comment schedules for the various issues. Comments and replies regarding the treatment of VoIP traffic, access stimulation, and phantom traffic were filed on April 1, 2011 and April 18, 2011, respectively. Comments and replies regarding comprehensive intercarrier compensation were filed on April 18, 2011 and on May 23, 2011, respectively. We cannot predict what, if any, actions the FCC will take, when it may act or the effect this will have on our future financial results.

Additional State and Local Regulation

Qwest Complaints Against XO.  On June 24, 2008, Qwest Communications Corporation (“QCC”) filed a formal complaint against XO Communications Services, LLC (“XOCS”) and numerous other telecommunications providers before the Public Utilities Commission of the State of Colorado. On August 1, 2008, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Utilities Commission for the State of California. On July 2, 2009, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Service Commission for the State of New York. On December 11, 2009, QCC filed a formal complaint against XOCS and numerous other telecommunications providers before the Public Service Commission of the State of Florida. In the complaints, QCC claimed that XOCS and the other telecommunications providers violated state statutes and regulations and, in certain cases the provider’s respective tariffs, subjecting QCC to unjust and unreasonable rate discrimination in connection with the provision of intrastate access services. On August 1, 2008, September 22, 2008, August 27, 2009 and January 29, 2010, XOCS filed its answers to the Colorado, California, New York and Florida complaints, respectively, denying QCC’s claims and setting forth affirmative defenses. On August 1, 2010 the California Public Utilities Commission (“CPUC”) issued a decision dismissing Qwest’s complaint against XO and numerous other telecommunications providers. On September 1, 2010 Qwest filed a petition for rehearing of the decision which was opposed by XO and other defendants. On July 28, 2011, the CPUC granted Qwest’s complaint. As a result, various motions to dismiss and motions for summary judgment previously filed by defendants are, once again, pending decisions. On February 23, 2011, an Administrative Law Judge issued a recommended decision partially dismissing and partially granting Qwest’s complaint pending before the Colorado Public Utilities Commission. On July 8, 2011, fifteen carriers, including XO, filed with the Florida Public Service Commission a Motion to Dismiss Qwest’s Amended Complaint, claiming that the Commission ceased to have subject matter jurisdiction as a result of the enactment of the Regulatory Reform Act, Chapter 2011-36, Laws of Florida, which became law on July 1, 2011. The likely outcomes of the proceedings pending before the commissions in Colorado, California, New York and Florida are not known at this time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risks during the six months ended June 30, 2011. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

R2 Derivative Litigation

On April 28, 2009, R2 Investments, LDC (“R2”) filed a complaint in the Supreme Court of the State of New York, County of New York naming individual members of the Company’s Board of Directors and certain entities controlled by the Chairman as defendants and naming the Company as the nominal defendant in connection with derivative claims. The plaintiff alleges that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The complaint seeks equitable relief as well as damages in an unspecified amount. On July 24, 2009, the defendants filed a Motion to Dismiss the Complaint, which was denied on December 10, 2009. On April 23, 2010, the defendants filed an answer to the amended complaint. On May 10, 2010, the defendants filed a summary judgment motion. On March 18, 2011, the court granted R2’s motion to amend its complaint alleging that the rights offering announced by the Company on October 12, 2010 and the reverse stock split (the “2010 Rights Offering and Reverse Stock Split”) were unfair to minority stock holders and that ACF Holding’s proposal of January 21, 2011 to acquire all of the outstanding Company Common Stock not owned by ACF Holding or its affiliates for $0.70 per share (“ACF Holding’s 2011 Proposal”) was unfair as well in that it provided inadequate consideration to the Company Common Stock shareholders. The amended complaint, which R2 filed on July 16, 2011, also claims that the Special Committee is not independent. On July 26, 2011, the plaintiff filed a motion seeking expedited discovery and declaring that they intended to file a motion for the same preliminary injunctive relief as plaintiff Youlu Zheng concerning the Merger. A hearing for that anticipated motion is scheduled for August 16, 2011. Discovery in this case is ongoing. The effect of this case on the Company, if any, is not known at this time.

Zheng Derivative Class Action Litigation

On or about June 3, 2010, Youlu Zheng filed a class action complaint in the Supreme Court of the State of New York, County of New York against the Chairman, Carl Grivner, Adam Dell, Fredrik Gradin, Vincent J. Intrieri, Keith Meister, Robert Knauss, David S. Schechter, Peter Shea, Harold First, ACF Holding, Arnos, High River, Starfire Holding Corp., and XO Holdings, Inc. alleging that the defendants breached fiduciary duties in connection with the financing transaction consummated in July 2008 and other related matters. The plaintiffs request that the court rescind the July 2008 financing transaction, award compensatory damages to the class of plaintiffs, award the plaintiff expenses, costs and attorneys’ fees, and impose a constructive trust in favor of the plaintiff and the class upon benefits improperly received by the defendants. On July 25, 2010, the plaintiffs filed an amended complaint. The defendants filed an answer to the amended complaint on September 23, 2010. On March 14, 2011, the plaintiffs amended their complaint to include the 2010 Rights Offering and Reverse Stock Split and to enjoin the defendants from proceeding with ACF Holding’s 2011 Proposal. On or about July 27, 2011, the court issued a written order conditionally certifying two separate classes. On July 19, 2011, the plaintiffs requested that they be permitted to amend their complaint to include allegations challenging the Merger, by which various Icahn entities offered to purchase all outstanding shares of Company Common Stock for $1.40 per share, plus one CVR subject to certain conditions. The plaintiffs declared their intention to move to enjoin the defendants from consummating the Merger Agreement. A hearing for that anticipated motion is scheduled for August 16, 2011. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Henzel Class Action Complaint

On or about January 26, 2011, Henzel, on behalf of herself and others similarly situated, filed a class action complaint in the Court of Chancery of the State of Delaware against XO Holdings, Inc., the Chairman, Carl Grivner, Vincent Intrieri, Harold First, Daniel Ninivaggi, Fredrik Gradin, Robert Knauss, and David Schechter alleging that the Company and its Board of Directors breached their fiduciary duties of loyalty, good faith, candor, and due care. The plaintiffs allege that the defendants failed to adequately consider ACF Holding’s 2011 Proposal. On July 22, 2011, the plaintiffs filed an amended complaint challenging the Merger and asking the court to enjoin the Merger, and moved for expedited proceedings. On July 25, 2011, the defendants moved to dismiss and/or stay the action and opposed expedited proceedings. On July 28, 2011, the parties agreed to stay the action during the pendency of the injunction proceedings in New York. On July 29, 2011, the plaintiff withdrew her motion for expedited proceedings. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Murphy Class Action Complaint

On or about January 28, 2011, Murphy filed a shareholder class action complaint in the Supreme Court of the State of New York, County of New York against XO Holdings, Inc., the Chairman, Carl Grivner, Vincent Intrieri, Harold First, Daniel Ninivaggi, Fredrik Gradin, Robert Knauss, David Schechter, and ACF Holding, alleging that the individually named defendants breached their fiduciary duties by failing to engage in an honest and fair sale process and failure to disclose material information to the class concerning ACF Holding’s 2011 Proposal; and that the Chairman, the Company, and ACF Holding aided and abetted the Board’s breach of fiduciary duties. The plaintiff asks the court to direct the defendants to carry out their fiduciary duties; to declare that the defendants committed a gross abuse of trust; and to enjoin the consummation of the proposed transaction. On July 20, 2011, the plaintiff filed an amended complaint challenging the Merger and asking that the court enjoin the consummation of the Merger. The defendants understand that the plaintiffs are now preparing a motion to enjoin the Merger, and a hearing for that motion is scheduled for August 16, 2011. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Fast Class Action Complaint

On February 11, 2011, Fast filed a class action complaint in the Delaware Court of Chancery against XO Holdings. Inc., ACF Holding, the Chairman, Carl Grivner, Vincent Intrieri, Harold First, Daniel Ninivaggi, Fredrik Gradin, Robert Knauss, and David Schechter alleging that the individually named defendants breached their fiduciary duties of loyalty and care by abandoning the 2010 Rights Offering and Reverse Stock Split in favor of ACF Holding’s 2011 Proposal. The complaint also challenges the independence of the Special Committee and the application of the provision contained in the July 2008 Stock Purchase Agreement entered into by the Company and certain affiliates of the Chairman in connection with the issuance and sale of Class B and C preferred stock to affiliates of the Chairman and which places certain restrictions on the Chairman’s ability to effect a transaction that would result in the Chairman obtaining a 90% ownership share in the Company unless such transaction were approved by a special committee of disinterested directors (the “Standstill Provision”). The plaintiff also asks the Court to enjoin the consummation of ACF Holding’s 2011 Proposal until the transaction’s “financial and procedural unfairness” is rectified; asks the Court to declare that the Special Committee process in the Standstill Provision does not satisfy the entire fairness requirement; and asks the court to declare that the Special Committee is incapable of reviewing ACF Holding’s 2011 Proposal. On July 18, 2011, the plaintiffs filed an amended complaint challenging the Merger and asking the court to enjoin the consummation of the Merger, and moved for expedited proceedings. On July 25, 2011, the defendants moved to dismiss and/or stay the action and opposed expedited proceedings. On August 1, 2011, the Court of Chancery denied the motion for expedited proceedings. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Borden Class Action Complaint

On February 25, 2011, Borden filed a class action complaint in the Court of Chancery of the State of Delaware against XO Holdings, Inc., the Chairman, Carl Grivner, Robert Knauss, Harold First, Fredrik Gradin, Vincent Intrieri, David Schechter, Daniel Ninivaggi, and ACF Holding on behalf of the public stockholders of the Company. The complaint alleges various breaches of fiduciary duties by the defendants related to ACF Holding’s 2011 Proposal including allegations that the Special Committee lacked independence to consider and review ACF Holding’s 2011 Proposal and that the defendants placed personal interests of the individual Board Members and/or the interests of the Chairman ahead of the interests of the shareholders. On July 22, 2011, the plaintiffs filed an amended complaint challenging the Merger and asking the court to enjoin the Merger, and moved for expedited proceedings. On July 25, 2011, the defendants moved to dismiss and/or stay the action and opposed expedited proceedings. On July 28, 2011, the parties agreed to stay the action during the pendency of the injunction proceedings. The case is under consideration and the effect of this case on the Company, if any, is not known at this time.

Item 1A. Risk Factors

A description of the risks associated with our business and operations is set forth in Part I, Item 1A Risk Factors of our 2010 Annual Report. There have been no material changes in our risks from such description.

Item 5. Other Information

None.

Item 6. Exhibits.

2.1	Merger Agreement, dated as of July 11, 2011 between Parent Group, Merger Sub and the Company (incorporated herein by reference to exhibit 99.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on July 12, 2011)
3.1	Certificate of Incorporation of XO Holdings, Inc., as filed with the Secretary of State of the State of Delaware on October 25, 2005 (incorporated herein by reference to exhibit 3.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
3.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of the 6% Class A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof, as filed with the Secretary of State of the State of Delaware on February 28, 2006 (incorporated herein by reference to exhibit 3.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
3.3	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 7% Class B Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on July 28, 2008)
3.4	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of the 9.5% Class C Perpetual Preferred Stock and Qualifications, Limitations and Restrictions thereof (incorporated by reference to exhibit 4.2 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on July 28, 2008)
3.5	By-laws of XO Holdings, Inc. (incorporated herein by reference to exhibit 3.3 filed with the Current Report on Form 8-K of XO Holdings, Inc., filed on March 6, 2006)
10.1	XO Communications Services, Inc. 2011 Special Recognition Award Plan (filed herewith)
10.2	Second Amendment to Revolving Promissory Note, dated as of August 11, 2011 (filed herewith)
31.1	Certification of Executive Committee Member pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Executive Committee Member pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.3	Certification of Executive Committee Member and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32.1	Certifications of Executive Committee Members and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	XO HOLDINGS, INC.
By: /s/ Laura W. Thomas Laura W. Thomas Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)